Form 10-Q
period 2015-03-31
Goldman Sachs BDC, Inc.
filed 2015-05-14
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35851

Goldman Sachs BDC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2176593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 14, 2015 was 36,288,109.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Pre-Effective Amendment No. 9 to our registration statement filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Sections 27A(b)(2)(B) of the Securities Act of 1933 and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which preclude civil liability for certain forward-looking statements, do not apply to statements made in periodic reports we file under the Exchange Act.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes to tax legislation and our tax position;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. (“GSAM”) and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of GSAM to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2015 (unaudited)	December 31, 2014
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $887,969 and $893,464, respectively)	$876,235	$882,742
Non-controlled affiliated investments (cost of $9,237 and $9,237, respectively)	5,163	6,578
Controlled affiliated investments (cost of $28,167 and $25,000, respectively)	28,508	24,627
Investments in affiliated money market fund (cost of $5,569 and $29,568, respectively)	5,569	29,568

Total investments, at fair value (cost of $930,942 and $957,269, respectively)	915,475	943,515
Cash	8,989	8,609
Interest and dividends receivable from non-controlled/non-affiliated investments	9,181	8,701
Dividend receivable from controlled affiliated investments	550	309
Deferred financing costs	5,198	4,974
Deferred offering costs	–	1,384
Other assets	66	–

Total assets	$939,459	$967,492

Liabilities

Debt	$224,000	$350,000
Interest and credit facility expense payable	314	527
Management fees payable	3,472	3,326
Incentive fees payable	3,508	–
Payable for investments purchased	–	19,700
Common stock repurchased	–	732
Distribution payable	15,922	15,506
Accrued offering costs	2,054	474
Directors’ fees payable	–	115
Accrued expenses and other liabilities	2,630	2,530

Total liabilities	$251,900	$392,910

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share; (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 35,381,127 and 29,381,127 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	35	29
Paid-in capital in excess of par	702,742	587,882
Accumulated net realized gain (loss)	(2,212)	(2,212)
Accumulated undistributed net investment income	3,882	4,058
Net unrealized appreciation (depreciation) on investments	(15,467)	(13,754)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$687,559	$574,582

TOTAL LIABILITIES AND NET ASSETS	$939,459	$967,492

Net asset value per share	$19.43	$19.56

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Investment Income:
Interest from non-controlled/non-affiliated investments	$25,078	$13,175
Dividend income from non-controlled/non-affiliated investments	615	544
Dividend income from non-controlled affiliated investment	–	2
Dividend income from controlled affiliated investments	550	–
Other income from non-controlled/non-affiliated investments	129	17

Total investment income	$26,372	$13,738

Expenses:
Interest and credit facility expense	$2,486	$571
Management fees	3,472	1,896
Incentive fees	3,508	–
Professional fees	591	411
Administration and custodian fees	215	216
Directors’ fees	110	112
Other expenses	219	130

Total expenses	$10,601	$3,336

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$15,771	$10,402

Excise tax expense	$25	$–

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$15,746	$10,402

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–	$(2,192)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,012)	1,249
Non-controlled affiliated investments	(1,415)	3
Controlled affiliated investments	714	–

Net realized and unrealized gains (losses)	$(1,713)	$(940)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,033	$9,462

Net investment income (loss) per share (basic and diluted):	$0.52	$0.34
Earnings per share (basic and diluted):	$0.46	$0.31
Weighted average shares outstanding:	30,314,460	30,382,473
Distribution declared per share:	$0.45	$0.33

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,746	$10,402
Net realized gain (loss) on investments	–	(2,192)
Net change in unrealized appreciation (depreciation) on investments	(1,713)	1,252

Net increase (decrease) in net assets resulting from operations	$14,033	$9,462

Distributions to stockholders from:
Net investment income	$(15,922)	$(9,998)

Total distributions to stockholders	$(15,922)	$(9,998)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (6,000,000 and 0 shares, respectively)	$114,866	$–
Repurchase of common stock (0 and 687,748 shares, respectively)	–	(13,741)

Net increase (decrease) in net assets resulting from capital transactions	$114,866	$(13,741)

TOTAL INCREASE (DECREASE) IN NET ASSETS	$112,977	$(14,277)

Net assets at beginning of period	$574,582	$607,785

Net assets at end of period	$687,559	$593,508

Accumulated undistributed net investment income (loss)	$3,882	$414

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,033	$9,462
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(8,567)	(53,312)
Payment-in-kind investments	(102)	–
Investments in affiliated money market fund, net	23,999	36,498
Proceeds from sales of investments and principal repayments	12,059	45,557
Net realized (gain) loss on investments	–	2,192
Net change in unrealized (appreciation) depreciation on investments	1,713	(1,252)
Amortization of premium and accretion of discount, net	(1,062)	(616)
Amortization of deferred financing costs	281	251
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(721)	265
(Increase) decrease in receivable from Investment Adviser	–	(22)
(Increase) decrease in other assets	(66)	–
Increase (decrease) in interest and credit facility payable	(213)	(7)
Increase (decrease) in management fees payable	146	(129)
Increase (decrease) in incentive fees payable	3,508	–
Increase (decrease) in payable for investments purchased	(19,700)	(3,455)
Increase (decrease) in accrued organization costs	–	(498)
Increase (decrease) in directors’ fees payable	(115)	14
Increase (decrease) in accrued expenses and other liabilities	100	81

Net cash provided by operating activities	$25,293	$35,029

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	117,840	–
Offering costs paid	(10)	(878)
Repurchase of common stock	(732)	(4,994)
Distributions paid	(15,506)	(7,069)
Financing costs paid	(505)	–
Borrowings on debt	10,000	1,000
Repayments of debt	(136,000)	(1,000)

Net cash used for financing activities	$(24,913)	$(12,941)

Net increase in cash	380	22,088
Cash, beginning of period	8,609	7,411

Cash, end of period	$8,989	$29,499

Supplemental and non-cash financing activities
Interest expense paid	$2,237	$1
Accrued but unpaid excise tax expense	$25	$–
Accrued but unpaid deferred financing costs	$63	$88
Accrued but unpaid offering costs	$2,054	$113
Accrued but unpaid distributions	$15,922	$9,998
Accrued but unpaid common stock repurchase	$–	$13,741

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of March 31, 2015

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 132.34%#
Corporate Debt (1) – 124.45%
1st Lien/Senior Secured Debt – 34.20%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,300
Bolttech Mannings, Inc.(3) (4)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	10,640	(106)	(213)
CLP ST Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	49,213	48,324	48,228
CLP ST Inc.(3) (4)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	5,000	(88)	(100)
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,898	25,200
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,192	17,194
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	37,313	36,726	34,422
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	20,170	14,065
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	30,806	30,232	30,190
Legacy Buyer Corp.(3) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(47)	(50)
Liquidnet Holdings, Inc.(++)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	3,558	3,512	3,433
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	39,600	38,911	38,610
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	5,000	4,913	4,875

Total 1st Lien/Senior Secured Debt					244,637	235,154
1st Lien/Last-Out Unitranche(5) – 40.09%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	76,500	75,039	74,970
Associations, Inc.(3) (4)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/22/2018	13,002	(248)	(260)
Avenue Stores, LLC(++)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,314	29,475
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	33,000	32,400	32,010
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,346	3,287	3,245
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	20,000	19,629	19,600
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,136	28,100
The Service Companies, Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	45,120	44,361	44,105
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	45,000	44,435	44,437

Total 1st Lien/Last-Out Unitranche					276,353	275,682
2nd Lien/Senior Secured Debt – 50.16%
Affordable Care, Inc.(+)	Health Care Providers & Services	L + 9.25% (1.25% Floor)	12/26/2019	23,220	23,369	22,872
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,805	15,300
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,298	8,286
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,541	27,230
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,321	59,050
Hunter Defense Technologies, Inc.(++)	Aerospace & Defense	L + 10.00% (1.00% Floor)	02/05/2020	28,000	26,719	27,440
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	11,874	12,581
iFly Holdings LLC(++)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	10,000	9,824	9,825

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of March 31, 2015 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – (continued)
iFly Holdings LLC(++) (3)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	$10,000	$4,900	$4,925
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	35,000	34,524	34,475
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,706	19,800
Orchard Brands Corporation(+)	Internet & Catalog Retail	L + 10.00% (1.50% Floor)	06/20/2019	40,000	39,178	40,000
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,914	9,200
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	10/01/2019	13,500	13,025	10,260
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,811	19,680
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,450	24,656	23,961

Total 2nd Lien/Senior Secured Debt					346,465	344,885

Total Corporate Debt					867,455	855,721

Portfolio Company	Industry	Interest	Shares	Cost	Fair Value
Preferred Stock(1) – 3.71%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)	20,514	$20,514	$20,514
Lone Pine Resources CDA, Ltd.^ (6) (7) (9)	Oil, Gas & Consumable Fuels	10.00%	3,745,909	4,791	4,978

Total Preferred Stock				25,305	25,492

Common Stock(1) – 0.03%
Lone Pine Resources CDA, Ltd.^ (6) (8) (9)	Oil, Gas & Consumable Fuels		972,919	4,446	185

Total Common Stock				4,446	185

Portfolio Company	LLC Interest	Cost	Fair Value
Investment Funds & Vehicles(1) – 4.15%
Senior Credit Fund, LLC^^ (6)	$28,167	$28,167	$28,508

Total Investment Funds & Vehicles		28,167	28,508

	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund(1) – 0.81%#
Goldman Sachs Financial Square Government Fund 0.01%(10)	5,568,440	$5,569	$5,569

Total Investments in Affiliated Money Market Fund		5,569	5,569

TOTAL INVESTMENTS – 133.15%		$930,942	$915,475

LIABILITIES IN EXCESS OF OTHER ASSETS – (33.15%)			$(227,916)

NET ASSETS – 100.00%			$687,559

#	Percentages are based on net assets
(+)	The interest rate on these loans is subject to a base rate plus 1 month London Interbank Offered Rate (“LIBOR”), which as of March 31, 2015 was 0.18%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of March 31, 2015 was 0.27%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of March 31, 2015 was 0.40%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
^	As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company, as defined in Note 1 “Organization”, because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Parties”.
^^	As defined in the Investment Company Act of 1940, the portfolio company is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Parties”.

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of March 31, 2015 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)	Assets are pledged as collateral for the Credit Facility, as defined in Note 6 “Debt”. See Note 6 “Debt”.
(2)	Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of March 31, 2015, the aggregate fair value of these securities is $96,273, or 14.00% of the Company’s net assets.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(4)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(5)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(6)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)	In addition the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(8)	In addition the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(9)	Non-income producing security.
(10)	The rate shown is the annualized seven-day yield as of March 31, 2015.

L – LIBOR

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of December 31, 2014

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 159.06%#
Corporate Debt(1) – 150.07%
1st Lien/Senior Secured Debt – 40.93%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,000
Bolttech Mannings, Inc.(3) (4)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	10,640	(106)	(213)
CLP ST Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	49,525	48,583	48,534
CLP ST Inc.(3) (4)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	5,000	(88)	(100)
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	25,055	24,960
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,175	17,150
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	37,500	36,880	34,500
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	19,832	14,308
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	31,000	30,402	30,380
Legacy Buyer Corp.(3) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(48)	(50)
Liquidnet Holdings, Inc.(++)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	3,604	3,555	3,424
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	39,700	38,946	38,906
NTS Communications, Inc.(++) (3)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	5,000	4,409	4,400

Total 1st Lien/Senior Secured Debt					244,595	235,199
1st Lien/Last-Out Unitranche (5) – 47.96%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	76,500	74,977	74,970
Associations, Inc.(3) (4)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/22/2018	13,002	(259)	(260)
Avenue Stores, LLC(++)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,284	29,250
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	33,000	32,368	32,010
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,346	3,284	3,245
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	20,000	19,617	19,600
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,117	28,107
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	45,340	44,540	44,320
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	45,000	44,390	44,325

Total 1st Lien/Last-Out Unitranche					276,318	275,567
2nd Lien/Senior Secured Debt – 61.18%
Affordable Care, Inc.(+)	Health Care Providers & Services	L + 9.25% (1.25% Floor)	12/26/2019	23,220	23,376	22,872
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,796	15,300
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,292	8,286
Global Tel * Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,526	27,323
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,287	59,050
Hunter Defense Technologies, Inc.(++)	Aerospace & Defense	L + 10.00% (1.00% Floor)	02/05/2020	28,000	26,674	27,300
Hutchinson Technology, Inc.	Electronic Equipment, Instruments & Components	10.88%	01/15/2017	12,200	11,839	12,627
iFly Holdings LLC(++)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	10,000	9,818	9,825

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of December 31, 2014 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – (continued)
iFly Holdings LLC(3)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	$10,000	$—	$25
IPC Systems, Inc.(+)	Diversified Telecommunication Services	L + 8.50% (1.00% Floor)	05/08/2021	11,000	10,795	11,440
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	35,000	34,506	34,475
Oasis Outsourcing Holdings, Inc.(6)	Commercial Services & Supplies	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,700	19,700
Orchard Brands Corporation(+)	Internet & Catalog Retail	L + 10.00% (1.50% Floor)	06/20/2019	40,000	39,141	40,000
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,911	9,450
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,007	10,260
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,805	19,700
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,450	24,666	23,931

Total 2nd Lien/Senior Secured Debt					352,139	351,564

Total Corporate Debt					873,052	862,330

Portfolio Company	Industry	Interest	Shares	Cost	Fair Value
Preferred Stock(1) – 4.59%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)	20,412	$20,412	$20,412
Lone Pine Resources CDA, Ltd.(7) (9) (11)	Oil, Gas & Consumable Fuels	10.00%	3,745,909	4,791	5,946

Total Preferred Stock				25,203	26,358

Common Stock(1) – 0.11%
Lone Pine Resources CDA, Ltd.(7) (8) (10) (11)	Oil, Gas & Consumable Fuels		972,919	4,446	632

Total Common Stock				4,446	632

Portfolio Company	LLC Interest	Cost	Fair Value
Investment Funds & Vehicles (1) – 4.29%
Senior Credit Fund, LLC(7) (12)	$25,000	$25,000	$24,627

Total Investment Funds & Vehicles		25,000	24,627

	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund(1) – 5.15%#
Goldman Sachs Financial Square Government Fund 0.01%(13)	29,568,233	$29,568	$29,568

Total Investments in Affiliated Money Market Fund		29,568	29,568

TOTAL INVESTMENTS – 164.21%		$957,269	$943,515

LIABILITIES IN EXCESS OF OTHER ASSETS – (64.21%)			$(368,933)

NET ASSETS – 100.00%			$574,582

#	Percentages are based on net assets
(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(1)	Assets are pledged as collateral for the Credit Facility. See Note 9 “Significant Agreements and Related Parties”.

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of December 31, 2014 (continued)

(in thousands, except share and per share amounts)

(2)	Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of December 31, 2014, the aggregate fair value of these securities is $95,830 or 16.68% of the Company’s net assets.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 5 “Commitments”.
(4)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(5)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(6)	Position or portion thereof unsettled as of December 31, 2014.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)	Non-income producing security.
(9)	In addition the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	In addition the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(11)	As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 9 “Significant Agreements and Related Parties”.
(12)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 9 “Significant Agreements and Related Parties”.
(13)	The rate shown is the annualized seven-day yield as of December 31, 2014.

L – LIBOR

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Notes to the Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company”) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with Goldman Sachs Group, Inc. (“Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation (the “Conversion”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2013.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. (“Goldman Sachs”), is the investment adviser (the “Investment Adviser”) of the Company.

On March 23, 2015, the Company closed its initial public offering (“IPO”), issuing 6,000,000 shares of its common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, the Company received cash proceeds of $114,866. On March 18, 2015, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars and these financial statements have been prepared in that currency. The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect adjustments that, in the opinion of the Company, are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2014, included in the Company’s Pre-Effective Amendment No. 9 to its Registration Statement on Form N-2, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year, any other interim periods or any future year or period.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2015 and March 31, 2014, the Company earned $575 and $420, respectively, in prepayment premiums and $222 and $404, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Structuring fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection.

Investments

The Company carries its investments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

The Company expects it will generally invest in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investments in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

(1)	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)	The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisers provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both. A portion of the portfolio will be reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, will be reviewed at least annually by an Independent Valuation Advisor;

(3)	The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Sub-Committee of the GSAM Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

(4)	The GSAM Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)	The Audit Committee of the Board of Directors reviews valuation information provided by the GSAM Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses and supplements, as it deems appropriate, such valuation recommendations; and

(6)	The Board of Directors discusses the valuations and determines the fair value of each of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at amortized cost, which approximates fair value. See Note 3 “Significant Agreements and Related Parties”.

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2015 and December 31, 2014, the Company held $8,989 and $8,609, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (ii) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gain or loss from investments.

Income Taxes

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2015, the Company accrued excise tax of $25, all of which remained payable as of March 31, 2015.

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses, in the Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the Company’s financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Advisor. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out”. As a result, if the Board of Directors authorizes, and it declares, a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. will opt out of the dividend reinvestment plan, and Goldman, Sachs & Co. will opt out of the dividend reinvestment plan in respect of any shares of the Company’s common stock acquired through the 10b5-1 Plan (see Note 3 “Significant Agreements and Related Parties”), for a period of at least 90 days following the consummation of the IPO.

Organization and Offering Costs

Organization costs consist primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company and the Conversion described in Note 1 “Organization”. Organization costs are expensed as incurred.

Offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Upon the issuance of shares, offering costs are offset against proceeds of the offering in paid-in capital in excess of par.

The Investment Adviser has agreed to reimburse the Company for organization and private placement offering costs in excess of $1,250, the amount of which had already been exceeded and reimbursed as of March 31, 2015. See Note 3 “Significant Agreements and Related Parties”.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. The Company is currently assessing the impact of ASU 2015-03, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement

The Company has entered into an investment management agreement (as amended and restated as of January 1, 2015, the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of the Company’s gross assets (excluding cash or cash equivalents (such as investments in money market funds), but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated.

For the three months ended March 31, 2015 and March 31, 2014, Management Fees charged amounted to $3,472 and $1,896, respectively. As of March 31, 2015, $3,472 remained payable.

Incentive Fee

The incentive fee (the “Incentive Fee”) consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. Effective as of January 1, 2015, the Incentive fee is calculated as follows:

A portion of the Incentive Fee is based on income and a portion is based on capital gains, each as described below. The Investment Adviser is entitled to receive the Incentive Fee based on income if Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” of 1.75%. For this purpose, the hurdle is computed by reference to the Company’s net asset value (“NAV”) and does not take into account changes in the market price of the Company’s common stock.

Beginning with the calendar quarter that commenced on January 1, 2015, the Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2015) (such period, the “Trailing Twelve Quarters”). The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year by reference to an “Annual Period,” which means the period beginning on January 1 of each calendar year and ending on December 31 of such calendar year or, in the case of the first and last year, the appropriate portion thereof.

The hurdle amount for the Incentive Fee based on income is determined on a quarterly basis, and is equal to 1.75% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which includes all of the Company’s issuances of shares of its common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period is appropriately prorated.

i. Quarterly Incentive Fee Based on Income

For the portion of the Incentive Fee based on income, the Company pays the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount”. Ordinary Income is net of all fees and expenses, including the Management Fee but excluding any Incentive Fee.

The Incentive Fee based on income for each quarter is determined as follows:

•	No Incentive Fee based on income is payable to the Investment Adviser for any calendar quarter for which there is no Excess Income Amount,

•	100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, referred to as the “Catch-up Amount,” determined as the sum of 2.1875% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and

•	20% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

The amount of the Incentive Fee based on income that is paid to the Investment Adviser for a particular quarter equals the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The Incentive Fee based on income that is paid to the Investment Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company pays no Incentive Fee based on income to the Investment Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Incentive Fee based on income that is payable to the Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an Incentive Fee based on income to the Investment Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Incentive Fee based on income that is payable to the Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an Incentive Fee based on income to the Investment Adviser equal to the Incentive Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between

(i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

ii. Annual Incentive Fee Based on Capital Gains.

The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each Annual Period, the Company pays the Investment Adviser an amount equal to (A) 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from April 1, 2013 until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to the Investment Adviser from April 1, 2013. For the avoidance of doubt, unrealized capital gains are excluded from the calculation in clause (A), above.

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 20% of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2015, the Company incurred Incentive Fees based on income of $3,508, of which all remained payable as of March 31, 2015. For the three months ended March 31, 2015, the Company did not accrue any Incentive Fees based on capital gains.

Prior to the amendment and restatement of the Investment Management Agreement, the Incentive Fee was calculated in two parts as follows:

Quarterly Incentive Fees Based on Income. The Company accrues monthly and pays the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) aggregate net investment income in respect of the relevant trailing four quarters (“Ordinary Income”) less the amount of any net realized and unrealized capital loss (“Adjusted Ordinary Income”) exceeds (B) the quarterly hurdle of 1.75% (7% annualized) of the Company’s net asset value at the beginning of the trailing four quarters after making appropriate adjustments for subscriptions and distributions (“Adjusted Net Asset Value”). The trailing four quarter period is the Company’s current quarter and the three preceding quarters or the appropriate portion in the Company’s first and last year. The amount of the excess of (A) over (B) is referred to as the “Excess Income Amount”. Net investment income is net of all fees and expenses, including the Management Fee, but excluding any Incentive Fee expense.

The Incentive Fee for a quarter equals 100% of the trailing four quarters’ Excess Income Amount until the Company’s Adjusted Ordinary Income exceeds an annualized hurdle rate of 8.75% of the Company’s Adjusted Net Asset Value. Thereafter, the Incentive Fee for the quarter will equal 20% of the trailing four quarters’ remaining Excess Income Amount. The Incentive Fee paid to the Investment Adviser for a quarter equals the excess of the calculated Incentive Fee less the cumulative amount of such Incentive Fees paid in the preceding three quarters.

Annual Incentive Fees Based on Capital Gains. Annually, the Company pays the Investment Adviser an Incentive Fee equal to (A) 20% of net realized capital gains and unrealized capital depreciation, from April 1, 2013 until the end of the year less (B) the cumulative amount of such Incentive Fees paid to the Investment Adviser from April 1, 2013.

The Incentive Fee for each annual period is limited to the amount by which the Ordinary Income (reduced by the Incentive Fee based on income for the period) plus/minus net capital gain/loss for the period exceeds the annual hurdle of 7%.

Unrealized capital appreciation is excluded from the calculation in (A) above; however, the Company, in accordance with GAAP, accrues, but does not pay, that part of the Incentive Fee relating to unrealized capital appreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended March 31, 2014, the Company did not incur Incentive Fees based on income or capital gains.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the NAV and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three months ended March 31, 2015 and March 31, 2014, the Company incurred expenses for services provided by the Administrator and the Custodian of $215 and $216, respectively. As of March 31, 2015, $328 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”) and dividend agent. Prior to the IPO, Goldman Sachs was the Transfer Agent. For the three months ended March 31, 2015 and March 31, 2014, the Company incurred expenses for services provided by the Transfer Agent of $3 and $3, respectively. As of March 31, 2015, $18 remained payable.

Reimbursement from Investment Adviser

The Investment Adviser has reimbursed the Company for organization and private placement offering costs in excess of $1,250. For the three months ended March 31, 2015, the Company did not incur any organization or private placement offering costs. For the three months ended March 31, 2014, the Company incurred $22 of organization and private placement offering costs.

In connection with the IPO, the Investment Adviser paid 70%, or approximately $5,040, of the sales load.

10b5-1 Plan

Goldman Sachs has adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which Goldman Sachs will buy in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. Any such purchases under the 10b5-1 Plan will occur during the period beginning April 20, 2015 and ending on the earlier of (i) the date on which all the capital committed to the plan has been exhausted and (ii) March 18, 2016, subject to certain conditions. The 10b5-1 Plan will require Goldman Sachs to purchase shares of the Company’s common stock (i) through May 14, 2015, when the market price per share is below $20.00 per share, and (ii) from and after May 15, 2015, when the market price per share is below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman Sachs pursuant to the 10b5-1 Plan is intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Under the 10b5-1 Plan, Goldman Sachs will increase the volume of purchases made as the price of the Company’s common stock declines below $20.00 per share through May 14, 2015, and thereafter, anytime the market price per share of the Company’s common stock declines below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by Goldman Sachs under the 10b5-1 Plan may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. Stockholders subject to lock-up restrictions in connection with the IPO will not be eligible to have their shares repurchased pursuant to the 10b5-1 Plan for the period that they are subject to lock-up.

Common Stock Repurchase Plan

The Company’s Board of Directors has approved the common stock repurchase plan (the “Company Repurchase Plan”), pursuant to which the Company may purchase up to $35,000 of its common stock in the open market during open trading periods. The Company Repurchase Plan will not begin until capital committed to the 10b5-1 Plan has been exhausted and will expire on March 18, 2016, subject to renewal. The Company Repurchase Plan does not obligate the Company to purchase any shares of common stock and may be discontinued at any time. Purchases of the Company’s common stock in the open market pursuant to the Company Repurchase Plan will be subject to certain conditions and conducted in accordance with Rule 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. Stockholders subject to lock-up restrictions in connection with the IPO will not be eligible to have their shares repurchased pursuant to the Company Repurchase Plan for the period that they are subject to lock-up.

Affiliates

At March 31, 2015 and December 31, 2014, Group Inc. and its affiliates owned 21.37% and 25.77%, respectively, of the outstanding shares of the Company.

The Company’s investments in affiliated investments for the three months ended March 31, 2015, were as follows:

	Fair Value as of December 31, 2014	Purchases(2)	Sales(2)	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2015	Dividend Income
Controlled Affiliates
Senior Credit Fund LLC(*)	$24,627	$3,167	$–	$714	$28,508	$550

Total Controlled Affiliates	$24,627	$3,167	$–	$714	$28,508	$550

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$29,568	$45,001	$(69,000)	$–	$5,569	$–
Lone Pine Resources CDA, Ltd. (Preferred Stock)	5,946	–	–	(968)	4,978	–
Lone Pine Resources CDA, Ltd. (Common Stock)	632	–	–	(447)	185	–

Total Non-Controlled Affiliates	$36,146	$45,001	$(69,000)	$(1,415)	$10,732	$–

Total Affiliates	$60,773	$48,168	$(69,000)	$(701)	$39,240	$550

(1)	Fund advised by an affiliate of Goldman Sachs.
(2)	Purchases may include securities received in corporate actions and PIK. Sales may include securities delivered in corporate actions.
(*)	Together with The Regents of the University of California (“Cal Regents”, and collectively with the Company, the “Members”), the Company co-invests through the Senior Credit Fund, LLC (the “Senior Credit Fund”). Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

The Company’s investments in affiliated investments for the year ended December 31, 2014 were as follows:

	Fair Value as of December 31, 2013	Purchases(2)	Sales(2)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2014	Dividend Income
Controlled Affiliates
Senior Credit Fund LLC(*)	$–	$25,000	$–	$(373)	$24,627	$309

Total Controlled Affiliates	$–	$25,000	$–	$(373)	$24,627	$309

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$120,518	$644,571	$(735,521)	$–	$29,568	$3
Lone Pine Resources CDA, Ltd. (Preferred Stock)	–	4,791	–	1,155	5,946	–
Lone Pine Resources CDA, Ltd. (Common Stock)	–	4,446	–	(3,814)	632	–

Total Non-Controlled Affiliates	$120,518	$653,808	$(735,521)	$(2,659)	$36,146	$3

Total Affiliates	$120,518	$678,808	$(735,521)	$(3,032)	$60,773	$312

(1)	Fund advised by an affiliate of Goldman Sachs.
(2)	Purchases may include securities received in corporate actions and PIK. Sales may include securities delivered in corporate actions.
(*)	Together with Cal Regents, the Company co-invests through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments consisted of the following:

	March 31, 2015		December 31, 2014
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$244,637	$235,154	$244,595	$235,199
1st Lien/Last-Out Unitranche	276,353	275,682	276,318	275,567
2nd Lien/Senior Secured Debt	346,465	344,885	352,139	351,564
Preferred Stock	25,305	25,492	25,203	26,358
Common Stock	4,446	185	4,446	632
Investment Funds & Vehicles[1]	28,167	28,508	25,000	24,627

Total Investments	$925,373	$909,906	$927,701	$913,947

[1]	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	March 31, 2015	December 31, 2014
Diversified Telecommunication Services	9.9%	11.1%
Real Estate Management & Development	8.2	8.2
Professional Services	7.5	7.5
Electronic Equipment, Instruments & Components	7.4	8.7
Internet Software & Services	6.5	6.5
Health Care Providers & Services	5.8	5.8
Aerospace & Defense	4.9	4.9
Air Freight & Logistics	4.9	4.8
Internet & Catalog Retail	4.4	4.4
Commercial Services & Supplies	3.8	6.0
Auto Components	3.8	3.8
Media	3.8	3.8
Leisure Equipment & Products	3.8	3.2
Specialty Retail	3.2	3.2
Oil, Gas & Consumable Fuels	3.2	3.3
Investment Funds & Vehicles	3.1	2.7
Household Products	3.1	3.1
Building Products	2.8	2.7
Marine	2.3	2.2
Diversified Financial Services	2.2	–
Energy Equipment & Services	1.5	1.6
Computers & Peripherals	1.4	–
Food Products	1.1	1.1
Software	1.0	1.0
Capital Markets	0.4	0.4

Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2015	December 31, 2014
United States	99.4%	99.3%
Canada	0.6	0.7

Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, the Company agreed to co-invest with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. The Company and Cal Regents each has a 50% economic ownership of the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers.

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis. SPV I has entered into a revolving credit and term loan facility (collectively, the “Warehouse Facility”) with Bleacher Finance 1 Limited, with Natixis as the facility agent. The Warehouse Facility provides for borrowings in an aggregate amount up to $200,000 on a committed basis. The Warehouse Facility includes an uncommitted accordion feature that allows the SPV I, under certain circumstances, to increase the size of the Warehouse Facility up to $400,000.

In October 2014, the Senior Credit Fund purchased seven investments at fair value, as prescribed under the valuation procedures in Note 2 “Significant Accounting Policies”, from the Company for an aggregate purchase price of approximately $97,640. In connection with the transaction, the Company recorded a realized gain of $2.

As of March 31, 2015, the Company and Cal Regents each had contributed $28,167 to the Senior Credit Fund. The Senior Credit Fund had total investments in senior secured debt at fair value of $181,012 and its portfolio was comprised of fourteen first lien senior secured loans and one second lien senior secured loan, none of which were on non-accrual status. In addition, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $12,137.

As of December 31, 2014, the Company and Cal Regents each had contributed $25,000 to the Senior Credit Fund. The Senior Credit Fund had total investments at fair value of $111,168 and its portfolio was comprised of eight first lien senior secured loans, none of which were on non-accrual status.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Total senior secured debt(1)	$182,221	$113,157
Weighted average current interest rate on senior secured debt(2)	6.7%	6.8%
Number of borrowers in the Senior Credit Fund	14	8
Largest loan to a single borrower(1)	$23,955	$23,696

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt.

Senior Credit Fund Portfolio as of March 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
Aperture Group, LLC(+++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	$9,950	$9,905	$9,900
Compass Automotive Group, LLC(+) (1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	9,542	9,455	9,494
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9,925	9,879	9,875
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,925	14,787	14,850
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	12,000	11,880	12,060
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,955	17,843	17,955
HC Group Holdings III, Inc.(2)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	$9,000	$8,955	$9,051
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	9,000	8,910	9,000
Liquidnet Holdings, Inc.(++) (1) (3)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,392	22,967	22,574
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	14,906	14,695	14,682
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14,813	14,710	14,887
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	5,000	4,975	5,000
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,813	14,678	14,702
Veresen Midstream Limited(2)	Energy Equipment & Services	L + 5.00% (1.00% Floor)	04/01/2022	11,000	10,866	10,982

Total 1st Lien/Senior Secured Debt					174,505	175,012

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,885	6,000

Total 2nd Lien/Senior Secured Debt					5,885	6,000

Total Corporate Debt					180,390	181,012

	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund, 0.01%(4)	12,136,985	$12,137	$12,137

Total Investments in Affiliated Money Market Fund		$12,137	$12,137

TOTAL INVESTMENTS		$192,527	$193,149

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of March 31, 2015 was 0.18%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of March 31, 2015 was 0.27%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of March 31, 2015 was 0.40%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(1)	Investment was purchased at fair value from the Company in October 2014.
(2)	Position or portion thereof unsettled as of March 31, 2015.
(3)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.
(4)	The rate shown is the annualized seven-day yield as of March 31, 2015.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2014

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
Compass Automotive Group, LLC(+) (1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	$9,667	$9,574	$9,618
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9,950	9,902	9,900
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,963	14,818	14,663
Liquidnet Holdings, Inc.(++) (1) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,696	23,244	22,511
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	15,000	14,775	14,775
OH Acquisition, LLC(+++) (1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	9,975	9,928	9,925
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14,906	14,799	14,888
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	15,000	14,857	14,888

Total 1st Lien/Senior Secured Debt					111,897	111,168

TOTAL INVESTMENTS					$111,897	$111,168

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(1)	Investment was purchased from the Company.
(2)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Selected Balance Sheet Information, at fair value
Total investments, at fair value	$193,149	$111,168
Cash and other assets	5,568	6,723

Total assets	$198,717	$117,891

Debt	$119,791	$67,000
Other liabilities	21,910	1,637

Total liabilities	$141,701	$68,637

Members’ equity	57,016	49,254

Total liabilities and members’ equity	$198,717	$117,891

Below is selected statement of operations information for the Senior Credit Fund for the three months ended March 31, 2015:

For the three months ended March 31, 2015
Selected Statement of Operations Information:
Total investment income	$2,352
Total expenses	(1,191)
Net change in unrealized appreciation (depreciation) on investments	1,351

Net increase (decrease) in net assets	$2,512

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund during a period exceed the Senior Credit Fund’s expenses (excluding interest and credit facility expenses), such excess is allocated to the Member(s)

responsible for the origination of the loan pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by the Member. For the three months ended March 31, 2015, the Company did not earn a loan origination and structuring fee from the Senior Credit Fund.

5.	FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 includes unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair values of Level 3 Instruments.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations	Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including but not limited to market comparables, transactions in similar instruments and recovery/liquidation analysis.
Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

•    Transactions in similar instruments

•    Discounted cash flow techniques

•    Third party appraisals

•    Industry multiples and public comparables

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

•    Current financial performance as compared to projected performance

•    Capitalization rates and multiples

•    Market yields implied by transactions of similar or related assets

•    Net asset value of underlying fund investments as a practical expedient where appropriate

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2015[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of March 31, 2015
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$173,156	• Discount Rate	10.7% – 15.3% (12.3%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$275,682	• Discount Rate	10.4% – 13% (11.9%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$184,442	• Discount Rate	9% – 14.4% (12.2%)
Equity	Preferred Stock	Discounted cash flows:
	$25,492	• Discount Rate	10% – 12% (11.8%)

Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	3.2x – 9.2x (5.4x) $26 – $61 ($38)
	Common Stock	Discounted cash flows:
	$185	• Discount Rate	10%

Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	3.2x – 9.2x (5.4x) $26 – $61 ($38)

[1]	Included within Level 3 Assets of $770,210 is an amount of $111,253 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, prior transactions and NAV statements).
[2]	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
[3]	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
[4]	Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investments. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.
[6]	Enterprise value of portfolio company as a multiple of oil and gas production (barrels of oil equivalent per day).

Level 3 Instruments	Level 3 Assets as of December 31, 2014[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of December 31, 2014
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$143,177	• Discount Rate	10.7% – 15.4% (12.8%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$153,150	• Discount Rate	11.1% – 13.2% (12.4%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$179,588	• Discount Rate	8.9% – 14.4% (12.4%)
Equity	Preferred Stock	Discounted cash flows:
	$26,358	• Discount Rate	10% – 12% (11.7%)

Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	2.8x – 5.6x (4.2x) $24 – $63 ($40)
	Common Stock	Discounted cash flows:
	$632	• Discount Rate	10%

Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	2.8x – 5.6x (4.2x) $24 – $63 ($40)

[1]	Included within Level 3 Assets of $808,656 is an amount of $305,751 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, prior transactions and NAV statements).
[2]	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
[3]	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
[4]	Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investments. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.
[6]	Enterprise value of portfolio company as a multiple of oil and gas production (barrels of oil equivalent per day).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2015 and December 31, 2014. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2015:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$58,565	$176,589	$235,154
1st Lien/Last-Out Unitranche	–	–	275,682	275,682
2nd Lien/Senior Secured Debt	–	81,131	263,754	344,885
Preferred Stock	–	–	25,492	25,492
Common Stock	–	–	185	185
Investment Funds & Vehicles[1]	–	–	28,508	28,508
Affiliated Money Market Fund	5,569	–	–	5,569

Total assets	$5,569	$139,696	$770,210	$915,475

[1]	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$58,268	$176,931	$235,199
1st Lien/Last-Out Unitranche	–	–	275,567	275,567
2nd Lien/Senior Secured Debt	–	47,023	304,541	351,564
Preferred Stock	–	–	26,358	26,358
Common Stock	–	–	632	632
Investment Funds & Vehicles[1]	–	–	24,627	24,627
Affiliated Money Market Fund	29,568	–	–	29,568

Total assets	$29,568	$105,291	$808,656	$943,515

[1]	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2015:

Level 3	Beginning Balance as of January 1, 2015	Purchases(1)		Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2015
1st Lien/Senior Secured Debt	$176,931	$500		$–	$(205)	$(839)	$202	$–	$–	$176,589
1st Lien/Last-Out Unitranche	275,567	–		–	80	(220)	255	–	–	275,682
2nd Lien/Senior Secured Debt	304,541	4,900		–	(249)	(11,440)	193	–	(34,191)	263,754
Preferred Stock	26,358	102		–	(968)	–	–	–	–	25,492
Common Stock	632	–		–	(447)	–	–	–	–	185
Investment Funds & Vehicles	24,627	3,167		–	714	–	–	–	–	28,508

Total assets	$808,656	$8,669		$–	$(1,075)	$(12,499)	$650	$–	$(34,191)	$770,210

(1)      Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.

(2)      Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2015 totaled $(1,075) consisting of the following: 1st Lien/Senior Secured Debt $(205), 1st Lien/Last-Out Unitranche $80, 2nd Lien/Senior Secured Debt $(249), Preferred Stock $(968), Common Stock $(447) and Investment Funds & Vehicles $714.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2014:

Level 3	Beginning Balance as of January 1, 2014	Purchases		Net Realized Gains (Loss)	Net Change in Unrealized Appreciation (Depreciation)[2]	Sales and Settlements	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2014
1st Lien/Senior Secured	$108,941	$45,080		$(10)	$(68)	$(12,464)	$81	$–	$–	$141,560
2nd Lien/Senior Secured	179,056	1,970		–	(266)	(21,105)	107	18,519	–	178,281
Unsecured Debt – Fixed	4,446	–		–	–	(4,446)[1]	–	–	–	–
Preferred Stock	20,560	4,791		–	3,080	–	–	–	–	28,431
Common Stock	–	4,446	[1]	–	(3,128)	–	–	–	–	1,318

Total assets	$313,003	$56,287		$(10)	$(382)	$(38,015)	$188	$18,519	$–	$349,590

[1]	Purchases may include securities received in corporate actions. Sales and Settlements may include securities delivered in corporate actions.
[2]	Change in unrealized appreciation (depreciation) relating to assets and liabilities still held at March 31, 2014 totaled $(382), consisting of the following: 1st Lien/Senior Secured $(68), 2nd Lien/Senior Secured $(266), Common Stock $(3,128) and Preferred Stock $3,080.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2014 transfers from Level 2 to Level 3 were primarily due to decreased price transparency, while for the three months ended March 31, 2015, transfers from Level 3 to Level 2 were due to increased price transparency.

Debt Measurement

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy as of March 31, 2015 and December 31, 2014, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2015 and December 31, 2014, the Company’s outstanding borrowings were $224,000 and $350,000, respectively, and the Company’s asset coverage ratio was 4.07 to 1 and 2.64 to 1, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent, under the Revolving Credit Facility. Effective October 3, 2014, the Company entered into an amendment to the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount of $340,000 to $485,000 on a committed basis, increase the size of the uncommitted accordion amount of $160,000 to $415,000, extend the maturity date from September 19, 2017 to October 3, 2019, and reduce the interest rate for borrowings. In January 2015, the Company exercised a portion of the accordion feature and increased the size of the Revolving Credit Facility to $535,000, and in March 2015, exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $560,000. The remaining available balance under the accordion feature is $340,000.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $453,717, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, and (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility. As of March 31, 2015, the Company was in compliance with these covenants.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus 2.25% with no LIBOR floor or (ii) 1.25% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility and a fee per annum equal to the then-applicable LIBOR margin on the face amount of outstanding undrawn letters of credit, payable quarterly in arrears. Interest is payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on October 3, 2019.

Costs of $6,781 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Statement of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the three months ended March 31, 2015 and March 31, 2014 were as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Borrowing interest expense	$2,016	$1
Facility fees	189	319
Amortization of financing costs	281	251

Total	$2,486	$571

Weighted average interest rate	2.46%	2.70%
Average outstanding balance	332,511	189

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the maturity date of the applicable loan. The Company had the following unfunded commitments by investment types on the dates indicated:

	March 31, 2015		December 31, 2014
	Unfunded Commitment	Fair Value(1)	Unfunded Commitment	Fair Value(1)
1st Lien/Senior Secured Debt
Bolttech Mannings, Inc.	$10,534	$(213)	$10,534	$(213)
CLP ST. Inc.	5,000	(100)	5,000	(100)
Legacy Buyer Corp.	2,500	(50)	2,500	(50)
NTS Communications, Inc.	–	–	500	–

Total 1st Lien/Senior Secured Debt	18,034	(363)	18,534	(363)

1st Lien/Last-Out Unitranche
Associations, Inc.	13,002	(260)	13,002	(260)

Total 1st Lien/Last-Out Unitranche	13,002	(260)	13,002	(260)

2nd Lien/Senior Secured Debt
iFly Holdings LLC	4,900	13	9,800	25

Total 2nd Lien/Senior Secured Debt	4,900	13	9,800	25

Total	$35,936	$(610)	$41,336	$(598)

(1)	A negative fair value was reflected as investments, at fair value in the Statement of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

8.	NET ASSETS

Equity Issuances

On March 23, 2015, the Company completed its IPO, issuing 6,000,000 shares at $20.00 per share. Net of offering and underwriting costs, the Company received cash proceeds of $114,866.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2015	March 31, 2015	April 30, 2015	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
March 28, 2014	March 17, 2014	April 30, 2014	$0.33

Dividend Reinvestment Plan

Concurrently with the IPO, the Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out”. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distribution. For the three months ended March 31, 2015, no shares were issued in connection with the dividend reinvestment plan.

Tender Offers

Prior to the IPO, each quarter, beginning with the calendar quarter ended December 31, 2013, the Board of Directors, in its sole discretion, determined the number of shares, if any, that the Company would offer to repurchase (the “Tender Offer Amount”). The quarterly Tender Offer Amount could be up to 5% of the total number of shares outstanding on the date by which a stockholder could tender its shares in response to the Company’s offer to repurchase shares (“Tender Offer”). The Company repurchased shares at NAV per share of the Company at the end of the quarter.

For the three months ended March 31, 2014, the Company extended the following Tender Offers:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to be Repurchased	Amount of Shares the Company Offered to Repurchase	Number of Shares Tendered by Group Inc.	Number of Shares Tendered by Other Stockholders	Total Number of Shares Tendered
March 18, 2014	5%	1,519,506	136,498	551,250	687,748

The Company did not conduct a Tender Offer for the three months ended March 31, 2015.

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended March 31, 2015	Three months ended March 31, 2014
Numerator for basic and diluted earnings per share – increase in net assets resulting from operations	$14,033	$9,462
Denominator for basic and diluted earnings per share – weighted average shares outstanding	30,314,460	30,382,473
Basic and diluted earnings per share	$0.46	$0.31

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2015 and March 31, 2014:

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$19.56	$20.00
Net investment income (loss)	0.52	0.34
Net realized and unrealized gains (losses)	(0.12)	(0.03)

Net increase (decrease) in net assets resulting from operations	0.40	0.31

Issuance of common stock, net of underwriting and offering costs	(0.08)	–
Distributions declared from net investment income(2)	(0.45)	(0.33)

Total increase (decrease) in Net Assets	(0.13)	(0.02)

Net asset value, end of period	$19.43	$19.98

Shares outstanding, end of period	35,381,127	29,702,366
Total return based on net asset value(3)	1.59%	1.55%
Total return based on market value(4)	5.65%	N.A.

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$687,559	$593,507
Ratio of expenses (without incentive fees and interest and credit facility expenses) to average net assets(5)	2.96%	1.72%
Ratio of interest and credit facility expenses to average net assets(6)	1.70%	0.38%
Ratio of incentive fees to average net assets(6)	2.41%	–%
Ratio of total expenses to average net assets(5)	7.07%	2.10%
Ratio of net investment income to average net assets(5)	11.01%	7.08%
Portfolio turnover	1%	9%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(3)	Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $20.00 per share.
(5)	Annualized except for certain operating expenses.
(6)	Annualized.

11.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Assets and Liabilities date have been evaluated through the date the unaudited financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

In April 2015, the Company issued a total of 900,000 shares of its common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting fees, the Company received additional cash proceeds of $17,271. In addition, the Investment Adviser paid 70%, or approximately $756, of the sales load.

On May 13, 2015, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about July 15, 2015 to holders of record as of June 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2013. Since we were formed in 2012 through March 31, 2015, we have originated more than $1.27 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. Unitranche loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. We use the term “mezzanine,” when applicable, to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We invest primarily in U.S. middle-market companies, which we believe have been underserved in recent years by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle-market” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies.

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and generally range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves an investment in the Senior Credit Fund, LLC (the “Senior Credit Fund”) with the Regents of the University of California (“Cal Regents”).

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

Our primary operating expenses include the payment of a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”) to our investment adviser, legal and professional fees, interest and credit facility expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our investment management agreement with our investment adviser (as amended and restated, the “Investment Management Agreement”) and our administration agreement with State Street Bank and Trust Company (the “Administration Agreement”), including those relating to:

•	our operational and organizational expenses;

•	fees and expenses, including travel expenses, incurred by our investment adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our shares;

•	the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer;

•	the fees and expenses of our directors who are not affiliated with our investment adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;

•	costs of holding stockholder meetings;

•	listing fees;

•	the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian;

•	insurance premiums; and

•	costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Incentive Fees and costs relating to future offerings of securities would be incremental.

We also incur interest and credit facility expenses in connection with our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank as the administrative agent and Bank of America, N.A. as the syndication agent. Interest and credit facility expenses under our Revolving Credit Facility consist of interest expenses, amortization of financing costs and commitment fees on the unused portion of the Revolving Credit Facility.

Leverage

Our Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining asset coverage ratio of at least 2 to 1, we will segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2015 and December 31, 2014, our portfolio (excluding our investment in a money market fund managed by an affiliate of The Goldman Sachs Group, Inc. (“Group Inc.”) of $5.57 million and $29.57 million, respectively), consisted of the following:

	As of
	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien	$244.64	$235.15	25.9%	$244.59	$235.20	25.7%
First Lien, Last-Out Unitranche	276.35	275.68	30.3	276.32	275.57	30.2
Second Lien	346.46	344.89	37.9	352.14	351.56	38.4
Preferred Stock	25.30	25.49	2.8	25.20	26.36	2.9
Common Stock	4.45	0.19	0.0	4.45	0.63	0.1
Investment Funds and Vehicles	28.17	28.51	3.1	25.00	24.63	2.7

Total Investments	$925.37	$909.91	100.0%	$927.70	$913.95	100.0%

As of March 31, 2015 and December 31, 2014, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value (both of which includes interest income and amortization of fees and discounts) were as follows:

	As of
	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield
First Lien	11.2%	12.4%	11.2%	12.3%
First Lien, Last-Out Unitranche	10.9%	11.0%	10.9%	11.0%
Second Lien	11.3%	11.3%	11.2%	11.2%
Preferred Stock	9.7%	9.7%	9.7%	9.3%
Common Stock	0.0%	0.0%	0.0%	0.0%
Investment Funds and Vehicles	8.7%	8.7%	5.0%	5.0%
Total Portfolio	11.0%	11.3%	10.9%	11.2%

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Number of Portfolio Companies	33	34
Percentage of debt bearing a floating rate (1)	84.9%	85.0%
Percentage of debt bearing a fixed rate (1) (2)	15.1%	15.0%
Weighted average leverage (net debt/EBITDA)(3)	4.2x	4.1x
Weighted average interest coverage(3)	3.0x	2.9x
Median EBITDA(3)	$39.75 million	$40.20 million

(1)	Measured on a fair value basis.
(2)	Includes income producing preferred stock investments.
(3)	For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA of our portfolio companies represents our last dollar of invested debt capital (net of cash) as a multiple of EBITDA of our portfolio companies. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our portfolio companies’ EBITDA as a multiple of interest expense. Portfolio company statistics have been calculated as a percentage of debt investments and income producing preferred investments, including the underlying debt investments in the SCF. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported quarter end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our investment adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our investment adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our investment adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•	investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•	investments graded 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•	investments graded 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•	an investment grade of 4 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our investment adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $5.57 million and $29.57 million, respectively), on the 1 to 4 grading scale as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015		December 31, 2014
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)		($ in millions)
Grade 1	$–	–%	$11.44	1.2%
Grade 2	846.00	93.0	843.44	92.3
Grade 3	63.91	7.0	59.07	6.5
Grade 4	–	–	—	–

Total Investments	$909.91	100.0%	$913.95	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2015 and December 31, 2014.

	As of
	March 31, 2015		December 31, 2014
	Amortized Cost	Percentage at Amortized Cost	Amortized Cost	Percentage at Amortized Cost
	(in millions)		(in millions)
Performing	$925.37	100.0%	$927.70	100.0%
Non-accrual	–	–	–	–

Total Investments	$925.37	100.0%	$927.70	100.0%

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended March 31, 2015 and 2014 by investment type:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Amount of investments committed at cost:
First Lien	$–	$–
First Lien, Last-Out Unitranche	–	45.08
Second Lien	–	3.44
Unsecured	–	–
Preferred Stock	–	4.79
Common Stock	–	–
Investment Funds and Vehicles	3.17	–

Total	$3.17	$53.31

Proceeds from investments sold or repaid:
First Lien	$0.84	$21.93
First Lien, Last-Out Unitranche	0.22	–
Second Lien	11.00	21.00
Unsecured	–	2.63
Preferred Stock	–	–
Common Stock	–	–
Investment Funds and Vehicles	–	–

Total	$12.06	$45.56

Net increase (decrease) in portfolio	$(8.89)	$7.75

Number of new investment commitments in new portfolio companies(1)	–	1
Total new investment commitment amount in new portfolio companies(1)	$–	$45.08
Average new investment commitment amount in new portfolio companies(1)	$–	$45.08
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(1)(2)	–	5.0
Number of new investment commitments in existing portfolio companies(1)	1	3
Total new investment commitment amount in existing portfolio companies(1)	$3.17	$8.23
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(1)	–%	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(1)(3)	–%	0.0%
Weighted average stated interest rate of new investment commitments in new portfolio companies(1)	–%	11.3%
Weighted average spread over LIBOR of new floating rate investment commitments in new portfolio companies(1)	–%	10.3%
Weighted average stated interest rate on investments sold or paid down	9.6%	9.8%

(1)	May include positions originated during the period but not held at the reporting date.
(2)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Total investment income	$26.37	$13.74
Net expenses	(10.60)	(3.34)

Net investment income (loss) before taxes	15.77	10.40
Excise tax expense	(0.03)	–

Net investment income (loss) after taxes	15.74	10.40

Net realized gain (loss) on investments	–	(2.19)
Net unrealized appreciation (depreciation) on investments	(1.71)	1.25

Net increase in net assets resulting from operations	$14.03	$9.46

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Interest	$25.08	$13.17
Dividend income	1.16	0.55
Other income	0.13	0.02

Total investment income	$26.37	$13.74

Interest

Interest from investments, which includes prepayment fees and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $13.17 million for the three months ended March 31, 2014 to $25.08 million for the three months ended March 31, 2015, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $498.72 million to $925.37 million as of March 31, 2014 and March 31, 2015, respectively. Included in interest, for the three months ended March 31, 2015 and March 31, 2014, we earned $0.58 million and $0.42 million, respectively, in prepayment premiums, and $0.22 million and $0.40 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $0.55 million for the three months ended March 31, 2014 to $1.16 million for the three months ended March 31, 2015 primarily as a result of distributions by the Senior Credit Fund, LLC during the three months ended March 31, 2015. The Senior Credit Fund, LLC commenced operations on October 1, 2014, and as such, there were no such distributions for the three months ended March 31, 2014 (see “Senior Credit Fund, LLC” below for further detail).

Other income

Other income increased from $0.02 million for the three months ended March 31, 2014 to $0.13 million for the three months ended March 31, 2015 as a result of higher commitment and administrative agent fees.

Expenses

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Interest and credit facility expense	$2.49	$0.57
Management fees	3.47	1.90
Incentive fees	3.51	–
Professional fees	0.59	0.41
Administration and custodian fees	0.21	0.22
Directors’ fees	0.11	0.11
Other expenses	0.22	0.13

Total Expenses	10.60	3.34

Interest and credit facility expense

Interest and credit facility expense increased from $0.57 million for the three months ended March 31, 2014 to $2.49 million for the three months ended March 31, 2015 primarily due to an increase in the average daily borrowings from $0.19 million to $332.51 million.

Management and incentive fees

Management fees increased from $1.90 million for the three months ended March 31, 2014 to $3.47 million for the three months ended March 31, 2015 as the result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc.

For the three months ended March 31, 2015, we incurred an incentive fee of $3.51 million. No such fees were accrued during the three months ended March 31, 2014.

Professional and other general and administrative expenses

Professional fees increased from $0.41 million for the three months ended March 31, 2014 to $0.59 million for the three months ended March 31, 2015; and other general and administrative expenses increased from $0.46 million for the three months ended March 31, 2014 to $0.54 million for the three months ended March 31, 2015. Both increases are due to the increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2015 and 2014 consisted of the following:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Lone Pine Resources CDA, Ltd.	$–	$(2.48)
Molycorp, Inc	–	0.29

Net realized gain (loss)	$–	$(2.19)

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on our portfolio companies for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Change in unrealized appreciation	$2.07	$4.95
Change in unrealized depreciation	(3.78)	(3.70)

Net change in unrealized appreciation (depreciation) on investments	$(1.71)	$1.25

The change in unrealized appreciation (depreciation) on portfolio companies for the three months ended March 31, 2015 and 2014 consisted of the following:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Portfolio Company:
Answers Corp	$–	$0.49
Artesyn Embedded Technologies, Inc	0.30	(2.10)
Avenue Stores, LLC	0.20	–
Dispensing Dynamics International	0.40	0.14
Global Tel * Link Corporation	(0.11)	1.11
Hunter Defense Technologies, Inc	0.10	–
IPC Systems, Inc	(0.64)	–
Iracore International Holdings, Inc	(0.58)	0.13
Liquidnet Holdings, Inc	0.05	0.33
Lone Pine Resources CDA, Ltd	(1.42)	2.46
Molycorp, Inc	–	(0.14)
NTS Communications, Inc	(0.29)	–
Oasis Outsourcing Holdings, Inc	0.09	–
P2 Upstream Acquisition Co	(0.25)	–
Reddy Ice Group, Inc	(0.02)	(0.26)
Securus Technologies Holdings, Inc	(0.03)	0.28
Senior Credit Fund, LLC	0.71	–
TriNet Group, Inc	–	(0.52)
Washington Inventory Service	0.04	(0.40)
Other, net(1)	(0.26)	(0.27)

Total	$(1.71)	$1.25

(1)	For the three months ended March 31, 2015, other, net includes gross unrealized appreciation of $0.18 and gross unrealized depreciation of $(0.44). For the three months ended March 31, 2014, other, net includes gross unrealized appreciation of $0.01 and gross unrealized depreciation of $(0.28).

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, we agreed to co-invest with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. We and Cal Regents each has 50% economic ownership of the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50.00 million on a committed basis. As of March 31, 2015, the Senior Credit Fund’s borrowings under the Subscription Facility were $50.00 million.

The summary information of the Subscription Facility for the three months ended March 31, 2015 were as follows:

Three months ended March 31, 2015
($ in millions)
Borrowing interest expense	$0.26
Facility fees	–
Amortization of financing costs	0.09

Total	$0.35

Weighted average interest rate	2.11%
Average outstanding balance	50.00

SPV I has entered into a revolving credit and term loan facility (collectively, the “Warehouse Facility”) with Bleacher Finance 1 Limited, with Natixis, as the facility agent. The Warehouse Facility provides for borrowings in an aggregate amount up to $200.00 million on a committed basis. The Warehouse Facility includes an uncommitted accordion feature that allows SPV I, under certain circumstances, to increase the size of the Warehouse Facility up to $400.00 million. As of March 31, 2015, the Senior Credit Fund’s borrowings under the Warehouse Facility were $69.79 million. The summary information of the Warehouse Facility for the three months ended March 31, 2015 were as follows:

Three months ended March 31, 2015
($ in millions)
Borrowing interest expense	$0.27
Facility fees	0.31
Amortization of financing costs	0.09

Total	$0.67

Weighted average interest rate	2.80%
Average outstanding balance	37.95

In October 2014, the Senior Credit Fund purchased seven investments at fair value from us for an aggregate amount of approximately $97.64 million.

Selected Financial Data

As of March 31, 2015, we and Cal Regents each had contributed $28.17 million to the Senior Credit Fund. The Senior Credit Fund’s portfolio as of March 31, 2015 was comprised of 14 first lien senior secured loans and one second lien senior secured loan to U.S. middle-market companies, none of which were on non-accrual status, at an aggregate fair value of $175.01 million and $6.00 million, respectively. In addition, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. for a total of $12.14 million.

As of December 31, 2014, we and Cal Regents each had contributed $25.00 million to the Senior Credit Fund. The Senior Credit Fund’s portfolio as of December 31, 2014 was comprised of eight first lien senior secured loans to U.S. middle-market companies, none of which was on non-accrual status, at an aggregate fair value of $111.17 million.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.), followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	(in millions)
Total senior secured(1)	$182.22	$113.16
Weighted average current interest rate on senior secured debt(2)	6.7%	6.8%
Number of borrowers in the Senior Credit Fund	14	8
Largest loan to a single borrower(1)	$23.96	$23.70

(1)	At par amount
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount

Senior Credit Fund Portfolio as of March 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Aperture Group, LLC(+++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	$9.94	$9.91	$9.90
Compass Automotive Group, LLC(+) (1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	9.54	9.45	9.49
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9.93	9.88	9.88
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.93	14.79	14.85
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	12.00	11.88	12.06
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.96	17.84	17.96
HC Group Holdings III, Inc.(2)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	9.00	8.95	9.05
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	9.00	8.91	9.00
Liquidnet Holdings, Inc.(++) (1)(3)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.39	22.97	22.57
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	14.91	14.69	14.68
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14.81	14.71	14.89
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	5.00	4.97	5.00
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.81	14.68	14.70
Veresen Midstream Limited(2)	Energy Equipment & Services	L + 5.00% (1.00% Floor)	04/01/2022	11.00	10.87	10.98

Total 1st Lien/Senior Secured Debt					174.50	175.01

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	6.00

Total 2nd Lien/Senior Secured Debt					5.89	6.00

Total Corporate Debt					$180.39	$181.01

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of March 31, 2015 was 0.18%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of March 31, 2015 was 0.27%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of March 31, 2015 was 0.40%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2015, the prevailing rate in effect as of March 31, 2015 was the base rate plus the LIBOR floor.
(1)	Investment was purchased at fair value from the Company in October 2014.
(2)	Position or portion thereof unsettled as of March 31, 2015.
(3)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2014

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Compass Automotive Group, LLC(+)(1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	9.67	$9.57	$9.62
ConvergeOne Holdings Corporation(++)(1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9.95	9.90	9.90
Crowne Group, LLC(++)(1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.96	14.82	14.66
Liquidnet Holdings, Inc(++)(1)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.70	23.24	22.51
Motor Coach Industries Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	15.00	14.78	14.78
OH Acquisition, LLC(+++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	9.98	9.93	9.92
PGX Holdings, Inc.(+++)(1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14.90	14.80	14.89
SkinnyPop Popcorn LLC(++)(1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	15.00	14.86	14.89

Total 1st Lien/Senior Secured Debt					$111.90	$111.17

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which at December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which at December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which at December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(1)	Investment was purchased from the Company.
(2)	The Company also holds a portion of the first lien senior secured debt in this portfolio company.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	($ in millions)
Selected Balance Sheet Information
Total investments, at fair value	$193.15	$111.17
Cash and other assets	5.57	6.72

Total assets	$198.72	$117.89

Debt	$119.79	$67.00
Other liabilities	21.91	1.64

Total liabilities	$141.70	$68.64

Members’ equity	$57.02	$49.25

Total liabilities and members’ equity	$198.72	$117.89

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
($ in millions)
Selected Statement of Operations Information
Total investment income	$2.35
Total expenses	(1.19)
Net change in unrealized appreciation (depreciation) on investments	1.35

Net increase in members’ equity	$2.51

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

As of March 31, 2015, we had cash of approximately $8.99 million, an increase of $0.38 million from December 31, 2014. In addition, as of March 31, 2015, we had an investment in a money market fund managed by an affiliate of Group Inc. of $5.57 million. Cash provided by operating activities for the three months ended March 31, 2015 was approximately $25.29 million, primarily driven by an increase in net assets resulting from operations of $14.03 million, proceeds from the sale of investments and principal repayments of $12.10 million, proceeds from the net sale of investments in the affiliated money market fund of $24.00 million, which was partially offset by purchases of investments of $8.57 million and other operating activities of $16.27 million. Cash used by financing activities was approximately $24.91 million, which was the result of repayments on debt of $136.00 million, distributions paid of $15.51 million, and other financing activities of $1.24 million, partially offset by proceeds from the issuance of common stock (net of underwriting costs) of $117.84 million and borrowings on debt of $10.00 million.

We will generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2015 and December 31, 2014, our asset coverage ratio was 4.07 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

In addition, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or warehouse facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary. We will generate cash primarily from future offerings of securities, future borrowings and cash flows from operations.

Prior to our initial public offering (the “IPO”), each quarter, beginning with the calendar quarter ended December 31, 2013, the Board of Directors, in its sole discretion, determined the number of shares, if any, that we would offer to repurchase (the “Tender Offer Amount”). The quarterly Tender Offer Amount could be up to 5% of the total number of shares outstanding on the date by which a stockholder could tender its shares in response to our offer to repurchase shares (“Tender Offer”). We repurchased our shares at NAV per share at the end of the quarter. For the three months ended March 31, 2014, investors tendered an aggregate of 687,748 shares for which they received approximately $13.74 million. For this period, to maintain its ownership percentage, Group Inc. tendered an aggregate of 136,498 shares of common stock for which it received approximately $2.73 million. Investors other than Group Inc. tendered an aggregate of 551,250 shares of common stock for which they received approximately $11.01 million. We did not conduct a Tender Offer for the three months ended March 31, 2015. We do not expect to conduct Tender Offers in the future.

Equity Issuances

On March 23, 2015, the Company completed its IPO, issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.87 million. In connection with the IPO, our investment adviser paid 70%, or $5.04 million, of the sales load. There were no sales of our common stock during the year ended December 31, 2014.

10b5-1 Plan

Goldman Sachs has adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which Goldman Sachs will buy in the open market up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. Any such purchases under the 10b5-1 Plan will occur during the period beginning April 20, 2015 and ending on the earlier of (i) the date on which all the capital committed to the plan has been exhausted and (ii) March 18, 2016, subject to certain conditions. The 10b5-1 Plan will require Goldman Sachs to purchase shares of the Company’s common stock (i) through May 14, 2015, when the market price per share is below $20.00 per share, and (ii) from and after May 15, 2015, when the market price per share is below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman Sachs pursuant to the 10b5-1 Plan is intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Under the 10b5-1 Plan, Goldman Sachs will increase the volume of purchases made as the price of our common stock declines below $20.00 per share through May 14, 2015, and thereafter, anytime the market price per share of our common stock declines below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by Goldman Sachs under the 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2015, Goldman Sachs did not buy additional stock pursuant to the 10b5-1 Plan. Stockholders subject to lock-up restrictions in connection with the IPO will not be eligible to have their shares repurchased pursuant to the 10b5-1 Plan for the period that they are subject to lock-up.

Common Stock Repurchase Plan

Our Board of Directors has approved the common stock repurchase plan (the “Company Repurchase Plan”), pursuant to which we may purchase up to $35.00 million of its common stock in the open market during open trading periods. The Company Repurchase Plan will not begin until capital committed to the 10b5-1 Plan has been exhausted and will expire on March 18, 2016, subject to renewal. The Company Repurchase Plan does not obligate us to purchase any shares of common stock and may be discontinued at any time. Purchases of our common stock in the open market pursuant to the Company Repurchase Plan will be subject to certain conditions and conducted in accordance with Rule 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. Stockholders subject to lock-up restrictions in connection with the IPO will not be eligible to have their shares repurchased pursuant to the Company Repurchase Plan for the period that they are subject to lock-up. For the three months ended March 31, 2015, we did not repurchase any stock pursuant to the Company Repurchase Plan.

Dividend Reinvestment Plan

Concurrently with the IPO, the we adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out”. As a result, if the Board of Directors authorizes and declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional common stock, rather than receiving the cash distribution. For the three months ended March 31, 2015, no shares were issued in connection with the dividend reinvestment plan.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which Goldman Sachs Asset Management, L.P. has agreed to serve as our investment adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of March 31, 2015:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$224.00	$–	$–	$224.00	$–

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. SunTrust Bank serves as the administrative agent and Bank of America, N.A. serves as syndication agent, under the Revolving Credit Facility. Effective October 3, 2014, we entered into an amendment to the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount of $340.00 million to $485.00 million on a committed basis, increase the size of the uncommitted accordion amount from $160.00 million to $415.00 million, extend the maturity date from September 19, 2017 to October 3, 2019 and reduce the interest rate on borrowings. In January 2015, we exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $535.00 million and, in March 2015, exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $560.00 million. The remaining available balance under the accordion is $340.00 million.

The Revolving Credit Facility may be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) at either: (i) LIBOR plus 2.25% with no LIBOR floor or (ii) 1.25% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. We may make this election at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility and a fee per annum equal to the then-applicable LIBOR margin on the face amount of outstanding undrawn letters of credit, payable quarterly in arrears. As of March 31, 2015, there was $224.00 million of outstanding borrowings under the Revolving Credit Facility. We could borrow all remaining capacity and continue to be in compliance with the covenants governing the Revolving Credit Facility.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $453.72 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of March 31, 2015, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

HEDGING

To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our investment adviser has claimed no-action relief from the Commodity Futures Trading Commission (the “CFTC”) regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, which means that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. As of March 31, 2015, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	($ in millions)
Unfunded Commitments
First Lien	$18.04	$18.54
First Lien, Last-Out Unitranche	13.00	13.00
Second Lien	4.90	9.80

Total	$35.94	$41.34

RECENT DEVELOPMENTS

In April 2015, we issued a total of 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting fees, we received additional total cash proceeds of $17.27 million. In addition, our investment adviser paid 70%, or approximately $0.76, of the sales load.

On May 13, 2015, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about July 15, 2015 to holders of record as of June 30, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03, which is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV shall be determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of FASB Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are set forth in more detail below.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2—inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

Currently, the majority of our investments fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which are in our portfolio, and we will value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Available current market data will be considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)	Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our investment adviser responsible for the portfolio investment;

(2)

Our Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the investment adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to our Board of Directors or the Audit Committee. The Independent Valuation Advisors

define fair value in accordance with ASC 820 and utilize valuation techniques including the market approach, the income approach or both. A portion of the portfolio will be reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, will be reviewed at least annually by an Independent Valuation Advisor;

(3)	The Independent Valuation Advisors’ preliminary valuations are reviewed by our investment adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our investment adviser’s valuations to ensure our investment adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Sub-Committee of the GSAM Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

(4)	The GSAM Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)	The Audit Committee of our Board of Directors reviews valuation information provided by the GSAM Valuation Committee, our investment adviser and the Independent Valuation Advisors. The Audit Committee then assesses and supplements, as it deems appropriate, such valuation recommendations; and

(6)	Our Board of Directors discusses the valuations and determines the fair value of each of our investments in good faith, based on the input of our investment adviser, the Independent Investment Advisors and the Audit Committee.

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments are recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Interest income and expense include accretion of discounts and amortization of premiums are recorded over the life of the underlying instrument using the effective interest method.

Fair value generally is based on quoted market prices, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments in securities are measured at fair value as determined by our investment adviser and/or by one or more independent third parties.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. For additional information, see Note 2 (“Significant Accounting Policies”) to our unaudited financial statements included in this report and in our audited financial statements as of and for the year ended December 31, 2014, included in Pre-Effective Amendment No. 9 to our Registration Statement on Form N-2, which was filed with the SEC on March 10, 2015.

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. Stockholders should read carefully any written disclosure accompanying a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its distribution automatically reinvested in additional shares of our common stock rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. will opt out of the dividend reinvestment plan, and Goldman, Sachs & Co. will opt out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 10b5-1 Plan, for a period of at least 90 days following the consummation of the IPO.

Federal Income Taxes

We have elected to be treated, and intend to qualify annually, as a RIC, commencing with our taxable year ended December 31, 2013. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2015, on a fair value basis, approximately 15.1% of our debt investments were in debt bearing a fixed interest rate (including income producing preferred stock investments) and approximately 84.9% of our debt investments were invested in debt bearing a floating interest rate with an interest rate floor.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2015 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$14.17	$(6.27)	$7.90
Up 200 basis points	7.51	(4.18)	3.33
Up 100 basis points	1.03	(2.09)	(1.06)
Down 100 basis points	0.04	0.37	0.41
Down 200 basis points	0.04	0.37	0.41
Down 300 basis points	0.04	0.37	0.41

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, our portfolio companies may, from time to time, experience the impact of inflation on their operating results.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that we meet our disclosure obligations. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. Management did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Item 1A. Risk Factors.

There has been no material change in the information provided under the heading “Risk Factors” in the Company’s Pre-Effective Amendment No. 9 to its Registration Statement on Form N-2, which was filed with the SEC on March 10, 2015. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: May 14, 2015	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2015	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

10.1	First Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement (“Revolving Credit Facility”), dated as of October 3, 2014 among Goldman Sachs BDC, Inc. (the“Company”), as Borrower, the Lenders party thereto, and Sun Trust Bank, as Administrative Agent and as Collateral Agent.

10.2	Joinder Agreement, dated as of January 16, 2015, by HSBC Bank USA, National Association, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility.

10.3	Joinder Agreement, dated as of March 27, 2015, by CIT Finance LLC, as Assuming Lender, in favor of the Company as Borrower, and Sun Trust Bank, as administrative agent under the Revolving Credit Facility.

10.4	Amended and Restated Investment Management Agreement, dated as of January 1, 2015, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit (g) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015.

10.5	Transfer Agency and Service Agreement between the Company and State Street Bank and Trust Company dated as of March 17, 2015.

10.6	Dividend Reinvestment Plan (incorporated by reference to Exhibit (e) to pre-effective Amendment No. 10 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 17, 2015).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.