Form 10-Q
period 2015-06-30
Goldman Sachs BDC, Inc.
filed 2015-08-06
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES X     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐     NO X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 6, 2015 was 36,293,516.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Pre-Effective Amendment No. 9 to our registration statement filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 27A(b)(2)(B) of the Securities Act of 1933 and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which preclude civil liability for certain forward-looking statements, do not apply to statements made in periodic reports we file under the Exchange Act.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes to tax legislation and our tax position;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. (“GSAM”) and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of GSAM to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2015 (unaudited)	December 31, 2014
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $970,853 and $893,464, respectively)	$961,321	$882,742
Non-controlled affiliated investments (cost of $9,237 and $9,237, respectively)	4,977	6,578
Controlled affiliated investments (cost of $38,167 and $25,000, respectively)	38,608	24,627
Investments in affiliated money market fund (cost of $21,265 and $29,568, respectively)	21,265	29,568

Total investments, at fair value (cost of $1,039,522 and $957,269, respectively)	1,026,171	943,515
Cash	11,479	8,609
Interest and dividends receivable from non-controlled/non-affiliated investments	8,409	8,701
Dividend receivable from controlled affiliated investments	729	309
Other income receivable from controlled affiliated investments	446	—
Deferred financing costs	4,906	4,974
Deferred offering costs	—	1,384
Other assets	184	—

Total assets	$1,052,324	$967,492

Liabilities

Debt	$301,000	$350,000
Interest and credit facility expense payable	376	527
Management fees payable	3,638	3,326
Incentive fees payable	4,403	—
Payable for investments purchased	15,000	19,700
Common stock repurchased	—	732
Distribution payable	16,330	15,506
Accrued offering costs	1,918	474
Directors’ fees payable	17	115
Accrued expenses and other liabilities	3,376	2,530

Total liabilities	$346,058	$392,910

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share; (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,288,109 and 29,381,127 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	36	29
Paid-in capital in excess of par	719,852	587,882
Accumulated net realized gain (loss)	(2,212)	(2,212)
Accumulated undistributed net investment income	3,362	4,058
Net unrealized appreciation (depreciation) on investments	(13,351)	(13,754)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$706,266	$574,582

TOTAL LIABILITIES AND NET ASSETS	$1,052,324	$967,492

Net asset value per share	$19.46	$19.56

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest from non-controlled/non-affiliated investments	$25,123	$14,942	$50,201	$28,117
Dividend income from non-controlled/non-affiliated investments	617	1,117	1,232	1,661
Dividend income from non-controlled affiliated investment	1	—	1	2
Dividend income from controlled affiliated investments	729	—	1,279	—
Other income from non-controlled/non-affiliated investments	400	47	529	64
Other income from controlled affiliated investments	446	—	446	—

Total investment income	$27,316	$16,106	$53,688	$29,844

Expenses:
Interest and credit facility expense	$2,117	$633	$4,603	$1,204
Management fees	3,638	2,110	7,110	4,006
Incentive fees	4,403	—	7,911	—
Professional fees	535	461	1,126	872
Administration and custodian fees	214	202	429	418
Directors’ fees	158	92	268	204
Other expenses	377	83	596	213

Total expenses	$11,442	$3,581	$22,043	$6,917

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$15,874	$12,525	$31,645	$22,927

Excise tax expense	$65	$—	$90	$—

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$15,809	$12,525	$31,555	$22,927

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$(2,192)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	2,202	(26)	1,190	1,223
Non-controlled affiliated investments	(186)	(70)	(1,601)	(67)
Controlled affiliated investments	100	—	814	—

Net realized and unrealized gains (losses)	$2,116	$(96)	$403	$(1,036)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,925	$12,429	$31,958	$21,891

Net investment income (loss) per share (basic and diluted):	$0.44	$0.42	$0.95	$0.76
Earnings per share (basic and diluted):	$0.50	$0.42	$0.96	$0.73
Weighted average shares outstanding:	36,137,532	29,699,727	33,242,082	30,039,214
Distribution declared per share:	$0.45	$0.41	$0.90	$0.74

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$31,555	$22,927
Net realized gain (loss) on investments	—	(2,192)
Net change in unrealized appreciation (depreciation) on investments	403	1,156

Net increase (decrease) in net assets resulting from operations	$31,958	$21,891

Distributions to stockholders from:
Net investment income	$(32,251)	$(22,099)

Total distributions to stockholders	$(32,251)	$(22,099)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (6,900,000 and 0 shares, respectively)	$131,839	$—
Reinvestment of stockholder distributions (6,982 and 0 shares, respectively)	138	—
Repurchase of common stock (0 and 927,914 shares, respectively)	—	(18,542)

Net increase (decrease) in net assets resulting from capital transactions	$131,977	$(18,542)

TOTAL INCREASE (DECREASE) IN NET ASSETS	$131,684	$(18,750)

Net assets at beginning of period	$574,582	$607,785

Net assets at end of period	$706,266	$589,035

Accumulated undistributed net investment income (loss)	$3,362	$838

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$31,958	$21,891
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(109,357)	(212,162)
Payment-in-kind investments	(205)	(209)
Investments in affiliated money market fund, net	8,303	102,018
Proceeds from sales of investments and principal repayments	21,066	99,668
Net realized (gain) loss on investments	—	2,192
Net change in unrealized (appreciation) depreciation on investments	(403)	(1,156)
Amortization of premium and accretion of discount, net	(2,060)	(1,370)
Amortization of deferred financing costs	573	498
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(128)	(968)
(Increase) decrease in deferred financing costs	—	88
(Increase) decrease in other income receivable	(446)	—
(Increase) decrease in receivable from Investment Adviser	—	(10)
(Increase) decrease in other assets	(184)	(112)
Increase (decrease) in interest and credit facility payable	(151)	(339)
Increase (decrease) in management fees payable	312	(550)
Increase (decrease) in incentive fees payable	4,403	—
Increase (decrease) in payable for investments purchased	(4,700)	(4,476)
Increase (decrease) in accrued organization costs	—	(498)
Increase (decrease) in directors’ fees payable	(98)	6
Increase (decrease) in accrued expenses and other liabilities	848	(49)

Net cash provided by (used for) operating activities	$(50,269)	$4,462

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$135,111	$—
Offering costs paid	(445)	(995)
Repurchase of common stock	(732)	(18,735)
Distributions paid	(31,290)	(17,067)
Financing costs paid	(505)	—
Borrowings on debt	102,000	36,000
Repayments of debt	(151,000)	(1,000)

Net cash provided by (used for) financing activities	$53,139	$(1,797)

Net increase in cash	2,870	2,665
Cash, beginning of period	8,609	7,411

Cash, end of period	$11,479	$10,076

Supplemental and non-cash financing activities
Interest expense paid	$3,705	$1
Accrued but unpaid excise tax expense	$85	$—
Accrued but unpaid deferred financing costs	$63	$—
Accrued but unpaid offering costs	$1,918	$124
Accrued but unpaid distributions	$16,330	$12,101
Accrued but unpaid common stock repurchase	$—	$4,801
Shares issued pursuant to dividend reinvestment plan	$138	$—

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of June 30, 2015

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value - 142.29% #

Corporate Debt (1) - 133.20%

1st Lien/Senior Secured Debt - 42.90%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,900
Bolttech Mannings, Inc.(3) (4)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	10,640	(106)	(186)
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,836	24,840
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,201	17,238
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	36,128	35,591	33,509
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	20,388	18,066
Kawa Solar Holdings Limited(5) (6)	Construction & Engineering	F + 8.20%	07/02/2017	12,600	12,600	12,600
Kawa Solar Holdings Limited(5) (6)	Construction & Engineering	L + 8.20%	07/02/2017	2,400	2,400	2,400
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	30,613	30,066	30,153
Legacy Buyer Corp.(3) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(45)	(37)
Liquidnet Holdings, Inc.(++)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	3,511	3,468	3,388
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	37,000	36,274	36,260
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	44,500	43,762	43,165
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	14,000	13,654	13,720
Perfect Commerce, LLC(3) (4)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	28,500	(127)	—
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	48,900	48,052	48,044
Vexos, Inc.(3) (4)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	5,000	(84)	(87)

Total 1st Lien/Senior Secured Debt					307,930	302,973

1st Lien/Last-Out Unitranche (7) - 38.34%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	76,308	74,914	74,973
Associations, Inc.(++) (3)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	13,002	2,363	2,373
Avenue Stores, LLC(++)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,345	29,475
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	33,000	32,434	32,092
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,346	3,290	3,254
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	13,584	13,343	13,109
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,156	27,384
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	44,900	44,182	44,002
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,143	44,100

Total 1st Lien/Last-Out Unitranche					272,170	270,762

2nd Lien/Senior Secured Debt - 51.96%
Affordable Care, Inc.(+)	Health Care Providers & Services	L + 9.25% (1.25% Floor)	12/26/2019	23,220	23,364	22,872
DiversiTech Corporation(+)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	10,000	9,852	9,850
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,823	15,300
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,303	8,307
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,556	26,600
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,355	59,050
Hunter Defense Technologies, Inc.(++)	Aerospace & Defense	L + 10.00% (1.00% Floor)	02/05/2020	28,000	26,767	27,440
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	11,918	12,505
iFly Holdings LLC(++)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	15,000	14,731	14,738

MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	35,000	34,543	34,562
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,712	19,800
Orchard Brands Corporation(+)	Internet & Catalog Retail	L + 10.00% (1.50% Floor)	06/20/2019	40,000	39,216	40,000
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,917	9,233
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,043	10,328
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,816	18,975
SW Holdings, LLC(++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	13,500	13,230	13,230
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,800	24,990	24,180

Total 2nd Lien/Senior Secured Debt					370,136	366,970

Total Corporate Debt					950,236	940,705

Portfolio Company	Industry	Interest		Shares	Cost	Fair Value

Preferred Stock (1) - 3.62%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)		20,617	$20,617	$20,616
Lone Pine Resources CDA, Ltd.^ (5) (8) (10)	Oil, Gas & Consumable Fuels	10.00%		3,745,909	4,791	4,977

Total Preferred Stock					25,408	25,593

Common Stock (1) - 0.00%
Lone Pine Resources CDA, Ltd.^ (5) (9) (10)	Oil, Gas & Consumable Fuels			972,919	4,446	-

Total Common Stock					4,446	-

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) - 5.47%
Senior Credit Fund, LLC^^ (5)				$38,167	$38,167	$38,608

Total Investment Funds & Vehicles					38,167	38,608

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) - 3.01% #
Goldman Sachs Financial Square Government Fund		0.01%(11)		21,264,912	$21,265	$21,265

Total Investments in Affiliated Money Market Fund					21,265	21,265

TOTAL INVESTMENTS - 145.30%					$1,039,522	$1,026,171

LIABILITIES IN EXCESS OF OTHER ASSETS - (45.30%)						$(319,905)

NET ASSETS - 100.00%						$706,266

#	Percentages are based on net assets
(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of June 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of June 30, 2015 was 0.28%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of June 30, 2015 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
^	As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Parties”.
^^	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Parties”.
(1)	Assets are pledged as collateral for the Credit Facility. See Note 6 “Debt”.
(2)	Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of June 30, 2015, the aggregate fair value of these securities is $100,660 or 14.25% of the Company’s net assets.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitments and Contingencies”.
(4)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(6)	Position or portion thereof unsettled as of June 30, 2015.
(7)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(8)	In addition the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(9)	In addition the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	Non-income producing security.
(11)	The rate shown is the annualized seven-day yield as of June 30, 2015.
F -	Federal Funds Rate
L -	LIBOR

PIK - Payment-In-Kind

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Schedule of Investments as of December 31, 2014

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 159.06%#
Corporate Debt(1) – 150.07%
1st Lien/Senior Secured Debt – 40.93%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,000
Bolttech Mannings, Inc.(3) (4)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	10,640	(106)	(213)
CLP ST Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	49,525	48,583	48,534
CLP ST Inc.(3) (4)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	5,000	(88)	(100)
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	25,055	24,960
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,175	17,150
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	37,500	36,880	34,500
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	19,832	14,308
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	31,000	30,402	30,380
Legacy Buyer Corp.(3) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(48)	(50)
Liquidnet Holdings, Inc.(++)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	3,604	3,555	3,424
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	39,700	38,946	38,906
NTS Communications, Inc.(++) (3)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	5,000	4,409	4,400

Total 1st Lien/Senior Secured Debt					244,595	235,199
1st Lien/Last-Out Unitranche (5) – 47.96%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	76,500	74,977	74,970
Associations, Inc.(3) (4)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/22/2018	13,002	(259)	(260)
Avenue Stores, LLC(++)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,284	29,250
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	33,000	32,368	32,010
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,346	3,284	3,245
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	20,000	19,617	19,600
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,117	28,107
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	45,340	44,540	44,320
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	45,000	44,390	44,325

Total 1st Lien/Last-Out Unitranche					276,318	275,567
2nd Lien/Senior Secured Debt – 61.18%
Affordable Care, Inc.(+)	Health Care Providers & Services	L + 9.25% (1.25% Floor)	12/26/2019	23,220	23,376	22,872
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,796	15,300
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,292	8,286
Global Tel * Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,526	27,323
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,287	59,050
Hunter Defense Technologies, Inc.(++)	Aerospace & Defense	L + 10.00% (1.00% Floor)	02/05/2020	28,000	26,674	27,300
Hutchinson Technology, Inc.	Electronic Equipment, Instruments & Components	10.88%	01/15/2017	12,200	11,839	12,627
iFly Holdings LLC(++)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	10,000	9,818	9,825
iFly Holdings LLC(3)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	04/08/2020	10,000	—	25
IPC Systems, Inc.(+)	Diversified Telecommunication Services	L + 8.50% (1.00% Floor)	05/08/2021	11,000	10,795	11,440
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	35,000	34,506	34,475
Oasis Outsourcing Holdings, Inc.(6)	Commercial Services & Supplies	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,700	19,700
Orchard Brands Corporation(+)	Internet & Catalog Retail	L + 10.00% (1.50% Floor)	06/20/2019	40,000	39,141	40,000
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,911	9,450
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,007	10,260
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,805	19,700
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,450	24,666	23,931

Total 2nd Lien/Senior Secured Debt					352,139	351,564

Total Corporate Debt					873,052	862,330

Portfolio Company	Industry	Interest	Shares	Cost	Fair Value

Preferred Stock(1) – 4.59%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)	20,412	$20,412	$20,412
Lone Pine Resources CDA, Ltd.(7) (9) (11)	Oil, Gas & Consumable Fuels	10.00%	3,745,909	4,791	5,946

Total Preferred Stock				25,203	26,358

Common Stock(1) – 0.11%
Lone Pine Resources CDA, Ltd.(7) (8) (10) (11)	Oil, Gas & Consumable Fuels		972,919	4,446	632

Total Common Stock				4,446	632

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 4.29%
Senior Credit Fund, LLC(7) (12)			$25,000	$25,000	$24,627

Total Investment Funds & Vehicles				25,000	24,627

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund(1) – 5.15%#
Goldman Sachs Financial Square Government Fund		0.01%(13)	29,568,233	$29,568	$29,568

Total Investments in Affiliated Money Market Fund				29,568	29,568

TOTAL INVESTMENTS – 164.21%				$957,269	$943,515

LIABILITIES IN EXCESS OF OTHER ASSETS – (64.21%)					$(368,933)

NET ASSETS – 100.00%					$574,582

#	Percentages are based on net assets
(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(1)	Assets are pledged as collateral for the Credit Facility. See Note 9 “Significant Agreements and Related Parties”.
(2)	Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of December 31, 2014, the aggregate fair value of these securities is $95,830 or 16.68% of the Company’s net assets.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 5 “Commitments”.
(4)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(5)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(6)	Position or portion thereof unsettled as of December 31, 2014.
(7)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)	Non-income producing security.
(9)	In addition the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	In addition the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(11)	As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 9 “Significant Agreements and Related Parties”.
(12)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 9 “Significant Agreements and Related Parties”.
(13)	The rate shown is the annualized seven-day yield as of December 31, 2014.
L –	LIBOR

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs BDC, Inc.

Notes to the Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.         ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company”) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with Goldman Sachs Group, Inc. (“Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation (the “Conversion”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

On March 23, 2015, the Company closed its initial public offering (“IPO”), issuing 6,000,000 shares of its common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, the Company received cash proceeds of $114,568. On March 18, 2015, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”.

In April 2015, the Company issued a total of 900,000 shares of its common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting costs, the Company received additional cash proceeds of $17,271.

2.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars and these financial statements have been prepared in that currency. The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect adjustments, that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2014, included in the Company’s Pre-Effective Amendment No. 9 to its Registration Statement on Form N-2, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year, any other interim periods or any future year or period.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2015, the Company earned $0 and $575, respectively, in prepayment premiums, and $155 and $377, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and six months ended June 30, 2014, the Company earned $20 and $440, respectively, in prepayment premiums, and $449 and $853, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

The Company expects it will generally invest in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

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

(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the GSAM Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses and supplements, as it deems appropriate, such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at amortized cost, which approximates fair value. See Note 3 “Significant Agreements and Related Parties”.

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2015 and December 31, 2014, the Company held $11,479 and $8,609, respectively, in cash.

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

Income Taxes

The Company has elected to be treated as a RIC, commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2015, the Company accrued excise tax of $65 and $90, respectively. As of June 30, 2015, $85 remained payable.

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Statement of Operations.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent; they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors authorizes, and it declares, a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, to the extent Group Inc. acquires additional shares of the Company’s common stock, it is expected to opt out of the dividend reinvestment plan, and Goldman Sachs is expected to opt out of the dividend reinvestment plan in respect of any shares of the Company’s common stock acquired through the 10b5-1 Plan (see Note 3 “Significant Agreements and Related Parties”).

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

The Investment Adviser agreed to reimburse the Company for organization and private placement offering costs in excess of $1,250, the amount of which had already been exceeded and reimbursed as of June 30, 2015. See Note 3 “Significant Agreements and Related Parties”.

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

For the three and six months ended June 30, 2015, Management Fees charged amounted to $3,638 and $7,110, respectively. As of June 30, 2015, $3,638 remained payable. For the three and six months ended June 30, 2014, Management Fees charged amounted to $2,110 and $4,006, respectively.

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

Beginning with the calendar quarter that commenced on January 1, 2015, the Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2015) (such period the “Trailing Twelve Quarters”). The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year by reference to an “Annual Period,” which means the period beginning on January 1 of each calendar year and ending on December 31 of such calendar year or, in the case of the first and last year, the appropriate portion thereof.

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

The Incentive Fee based on income for each quarter is determined as follows:

• No Incentive Fee based on income is payable to the Investment Adviser for any calendar quarter for which there is no Excess Income Amount.

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

ii. Annual Incentive Fee Based on Capital Gains.

The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each Annual Period, the Company pays the Investment Adviser an amount equal to (A) 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from April 1, 2013 until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to the Investment Adviser from April 1, 2013. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 20% of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and six months ended June 30, 2015, the Company incurred Incentive Fees based on income of $4,403 and $7,911, respectively. As of June 30, 2015, $4,403 remained payable. For the three and six months ended June 30, 2015, the Company did not accrue any Incentive Fees based on capital gains.

Prior to the amendment and restatement of the Investment Management Agreement, the Incentive Fee was calculated in two parts as follows:

Quarterly Incentive Fees Based on Income. The Company accrued monthly and paid the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) aggregate net investment income in respect of the relevant trailing four quarters (“Ordinary Income”) less the amount of any net realized and unrealized capital loss (“Adjusted Ordinary Income”) exceeded (B) the quarterly hurdle of 1.75% (7% annualized) of the Company’s net asset value at the beginning of the trailing four quarters after making appropriate adjustments for subscriptions and distributions (“Adjusted Net Asset Value”). The trailing four quarter period was the Company’s current quarter and the three preceding quarters or the appropriate portion in the Company’s first and last year. The amount of the excess of (A) over (B) was referred to as the “Excess Income Amount”. Net investment income was net of all fees and expenses, including the Management Fee, but excluding any Incentive Fee expense.

The Incentive Fee for a quarter equaled 100% of the trailing four quarters’ Excess Income Amount until the Company’s Adjusted Ordinary Income exceeded an annualized hurdle rate of 8.75% of the Company’s Adjusted Net Asset Value. Thereafter, the Incentive Fee for the quarter equaled 20% of the trailing four quarters’ remaining Excess Income Amount. The Incentive Fee paid to the Investment Adviser for a quarter equaled the excess of the calculated Incentive Fee less the cumulative amount of such Incentive Fees paid in the preceding three quarters.

Annual Incentive Fees Based on Capital Gains. Annually, the Company paid the Investment Adviser an Incentive Fee equal to (A) 20% of net realized capital gains and unrealized capital depreciation, from April 1, 2013 until the end of the year less (B) the cumulative amount of such Incentive Fees paid to the Investment Adviser from April 1, 2013.

The Incentive Fee for each annual period was limited to the amount by which the Ordinary Income (reduced by the Incentive Fee based on income for the period) plus/minus net capital gain/loss for the period exceeded the annual hurdle of 7%.

Unrealized capital appreciation was excluded from the calculation in (A) above; however, the Company, in accordance with GAAP, accrued, but did not pay, that part of the Incentive Fee relating to unrealized capital appreciation. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and six months ended June 30, 2014, the Company did not accrue Incentive Fees based on income or capital gains.

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

For the three and six months ended June 30, 2015, the Company incurred expenses for services provided by the Administrator and the Custodian of $214 and $429, respectively. As of June 30, 2015, $514 remained payable. For the three and six months ended June 30, 2014, the Company incurred expenses for services provided by the Administrator and the Custodian of $202 and $418, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”) and dividend agent. Prior to the IPO, Goldman Sachs was the Transfer Agent. For the three and six months ended June 30, 2015, the Company incurred expenses for services provided by the Transfer Agent of $3 and $6, respectively. As of June 30, 2015, $21 remained payable. For the three and six months ended June 30, 2014, the Company incurred expenses for services provided by the Transfer Agent of $3 and $6, respectively.

Reimbursement from Investment Adviser

The Investment Adviser has reimbursed the Company for organization and private placement offering costs in excess of $1,250. For the three and six months ended June 30, 2015, the Company did not incur any organization or private placement offering costs. For the three and six months ended June 30, 2014, the Company incurred and was reimbursed for $10 of private placement offering costs.

In connection with the IPO, the Investment Adviser paid 70% or approximately $5,040 of the sales load. In addition, in April 2015, the Investment Adviser paid 70%, or approximately $756, of the sales load related to the exercise of the underwriters’ over-allotment option.

10b5-1 Plan

Goldman Sachs has adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which Goldman Sachs will buy in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. Any such purchases under the 10b5-1 Plan will occur during the period beginning April 20, 2015 and ending on the earlier of (i) the date on which all the capital committed to the plan has been exhausted and (ii) March 18, 2016, subject to certain conditions. The 10b5-1 Plan requires Goldman Sachs to purchase shares of the Company’s common stock (i) through May 14, 2015, when the market price per share is below $20.00 per share, and (ii) from and after May 15, 2015, when the market price per share is below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman Sachs pursuant to the 10b5-1 Plan is intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Under the 10b5-1 Plan, Goldman Sachs will increase the volume of purchases made as the price of the Company’s common stock declines below $20.00 per share through May 14, 2015, and thereafter, anytime the market price per share of the Company’s common stock declines below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by Goldman Sachs under the 10b5-1 Plan may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. Stockholders subject to lock-up restrictions in connection with the IPO are not eligible to have their shares repurchased pursuant to the 10b5-1 Plan for the period that they are subject to lock-up.

For the six months ended June 30, 2015, Goldman Sachs did not buy any shares of the Company’s common stock pursuant to the
10b5-1 Plan.

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

Affiliates

At June 30, 2015 and December 31, 2014, Group Inc. and its affiliates owned 20.84% and 25.77%, respectively, of the outstanding shares of the Company.

The Company’s investments in affiliated investments for the six months ended June 30, 2015, were as follows:

	Fair Value as of December 31, 2014	Purchases(2)	Sales(2)	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2015	Dividend Income	Other Income
Controlled Affiliates

Senior Credit Fund LLC(*)	$24,627	$13,167	$-	$814	$38,608	$1,279	$446
Total Controlled Affiliates	$24,627	$13,167	$-	$814	$38,608	$1,279	$446
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$29,568	$176,501	$(184,804)	$-	$21,265	$1	$-
Lone Pine Resources CDA, Ltd. (Preferred Stock)	5,946	-	-	(969)	4,977	-	-
Lone Pine Resources CDA, Ltd. (Common Stock)	632	-	-	(632)	-	-	-
Total Non-Controlled Affiliates	$36,146	$176,501	$(184,804)	$(1,601)	$26,242	$1	$-
Total Affiliates	$60,773	$189,668	$(184,804)	$(787)	$64,850	$1,280	$446

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

The Company’s investments in affiliated investments for the year ended December 31, 2014 were as follows:

	Fair Value as of December 31, 2013	Purchases(2)	Sales(2)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2014	Dividend Income	Other Income
Controlled Affiliates

Senior Credit Fund LLC(*)	$-	$25,000	$-	$(373)	$24,627	$309	$-
Total Controlled Affiliates	$-	$25,000	$-	$(373)	$24,627	$309	$-
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$120,518	$644,571	$(735,521)	$-	$29,568	$3	$-
Lone Pine Resources CDA, Ltd. (Preferred Stock)	-	4,791	-	1,155	5,946	-	-
Lone Pine Resources CDA, Ltd. (Common Stock)	-	4,446	-	(3,814)	632	-	-
Total Non-Controlled Affiliates	$120,518	$653,808	$(735,521)	$(2,659)	$36,146	$3	$-
Total Affiliates	$120,518	$678,808	$(735,521)	$(3,032)	$60,773	$312	$-

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

4.         INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $21,265 and $29,568, respectively) consisted of the following:

	June 30, 2015		December 31, 2014
Investment Type	Cost	Fair Value	Cost	Fair Value

1st Lien/Senior Secured Debt	$307,930	$302,973	$244,595	$235,199
1st Lien/Last-Out Unitranche	272,170	270,762	276,318	275,567
2nd Lien/Senior Secured Debt	370,136	366,970	352,139	351,564
Preferred Stock	25,408	25,593	25,203	26,358
Common Stock	4,446	—	4,446	632
Investment Funds & Vehicles[1]	38,167	38,608	25,000	24,627

Total Investments	$1,018,257	$1,004,906	$927,701	$913,947

[1]	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	June 30, 2015	December 31, 2014
Diversified Telecommunication Services	8.8%	11.1%
Real Estate Management & Development	7.7	8.2
Internet Software & Services	7.2	6.5
Professional Services	6.8	7.5
Electronic Equipment, Instruments & Components	6.8	8.7
Health Care Providers & Services	5.3	5.8
Media	4.7	3.8
Aerospace & Defense	4.5	4.9
Air Freight & Logistics	4.4	4.8
Internet & Catalog Retail	4.0	4.4
Investment Funds & Vehicles	3.8	2.7
Machinery	3.6	-
Commercial Services & Supplies	3.5	6.0
Building Products	3.5	2.7
Auto Components	3.4	3.8
Specialty Retail	2.9	3.2
Oil, Gas & Consumable Fuels	2.8	3.3
Leisure Equipment & Products	2.8	3.2
Household Products	2.7	3.1
Marine	2.1	2.2
Diversified Financial Services	2.0	–
Energy Equipment & Services	1.8	1.6
Construction & Engineering	1.5	-
Computers & Peripherals	1.2	–
Food Products	1.0	1.1
Software	0.9	1.0
Capital Markets	0.3	0.4
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2015	December 31, 2014
United States	98.0%	99.3%
Germany	1.5	-
Canada	0.5	0.7
Total	100.0%	100.0%

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

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of the Company and Cal Regents. SPV I has entered into a revolving credit and term loan facility (collectively, the “Warehouse Facility”) with Bleacher Finance 1 Limited as lender, and Natixis as the facility agent. The Warehouse Facility provides for borrowings in an aggregate amount up to $200,000 on a committed basis. The Warehouse Facility includes an uncommitted accordion feature that allows the SPV I, under certain circumstances, to increase the size of the Warehouse Facility up to $400,000.

In October 2014, the Senior Credit Fund purchased seven investments at fair value, as prescribed under the valuation procedures in Note 2 “Significant Accounting Policies”, from the Company for an aggregate purchase price of approximately $97,640. In connection with the transaction, the Company recorded a realized gain of $2.

As of June 30, 2015, the Company and Cal Regents each had contributed $38,167 to the Senior Credit Fund. The Senior Credit Fund had total investments in senior secured debt at fair value of $255,898 and its portfolio was comprised of 20 first lien senior secured loans and one second lien senior secured loan, none of which were on non-accrual status. In addition, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $1,032.

As of December 31, 2014, the Company and Cal Regents each had contributed $25,000 to the Senior Credit Fund. The Senior Credit Fund had total investments at fair value of $111,168 and its portfolio was comprised of eight first lien senior secured loans, none of which were on non-accrual status.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Total senior secured debt (1)	$257,433	$113,157
Weighted average current interest rate on senior secured debt (2)	6.5%	6.8%
Number of borrowers in the Senior Credit Fund	20	8
Largest loan to a single borrower (1)	$23,910	$23,696

(1) At par amount.
(2) Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of June 30, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Aperture Group, LLC(+++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	$9,925	$9,882	$9,875
ATX Networks Corp.(1)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	15,000	14,850	14,850
Compass Automotive Group, LLC(+) (2)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	9,417	9,336	9,370
ConvergeOne Holdings Corporation(++) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	12,892	12,834	12,820
Crowne Group, LLC(++) (2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,888	14,755	14,850
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,970	11,854	12,000
DiscoverOrg, LLC(++)	Software	L + 4.50% (1.00% Floor)	06/02/2020	8,000	7,961	7,960
Epicor RSG US Inc.(1)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	15,000	14,850	14,944
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	15,000	14,925	14,944
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,910	17,801	17,820
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	9,000	8,956	9,038
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,000	14,945	14,944
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	8,978	8,891	8,989
Liquidnet Holdings, Inc.(++) (2) (3)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,089	22,690	22,280
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	14,813	14,613	14,664
PGX Holdings, Inc.(+++) (2)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14,451	14,354	14,475
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	5,000	4,976	4,987
SkinnyPop Popcorn LLC(++) (2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,627	14,501	14,591
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	04/01/2022	10,973	10,735	11,050
Zep Inc.(1)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5,500	5,472	5,507

Total 1st Lien/Senior Secured Debt					249,181	249,958

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,885	5,940

Total 2nd Lien/Senior Secured Debt					5,885	5,940

Total Corporate Debt					255,066	255,898

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.01%(4)		1,031,670	$1,032	$1,032

Total Investments in Affiliated Money Market Fund					1,032	1,032

TOTAL INVESTMENTS					$256,098	$256,930

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of June 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of June 30, 2015 was 0.28%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of June 30, 2015 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(1)	Position or portion thereof unsettled as of June 30, 2015.
(2)	Investment was purchased at fair value from the Company in October 2014.
(3)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.
(4)	The rate shown is the annualized seven-day yield as of June 30, 2015.
L -	LIBOR

Senior Credit Fund Portfolio as of December 31, 2014

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Compass Automotive Group, LLC(+) (1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	$9,667	$9,574	$9,618
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9,950	9,902	9,900
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,963	14,818	14,663
Liquidnet Holdings, Inc.(++) (1) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,696	23,244	22,511
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	15,000	14,775	14,775
OH Acquisition, LLC(+++) (1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	9,975	9,928	9,925
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14,906	14,799	14,888
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	15,000	14,857	14,888

Total 1st Lien/Senior Secured Debt					111,897	111,168

TOTAL INVESTMENTS					$111,897	$111,168

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(1)	Investment was purchased from the Company.
(2)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.
L -	LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Selected Balance Sheet Information, at fair value
Total investments, at fair value	$256,930	$111,168
Cash and other assets	6,798	6,723

Total assets	$263,728	$117,891

Debt	$148,031	$67,000
Other liabilities	38,481	1,637

Total liabilities	$186,512	$68,637

Members’ equity	77,216	49,254

Total liabilities and members’ equity	$263,728	$117,891

Below is selected statement of operations information for the Senior Credit Fund for the three and six months ended June 30, 2015:

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Selected Statement of Operations Information:
Total investment income	$3,323	$5,675

Selected expenses
Interest and credit facility expense	1,269	2,284
Excess loan origination and structuring fees	470	470
Professional fees	78	153
Administration and custodian fees	72	144
Other expenses	36	65

Total expenses	1,925	3,116

Total net income	1,398	2,559
Net realized gain (loss) on investments	50	50
Net change in unrealized appreciation (depreciation) on investments	210	1,561

Net increase (decrease) in members’ equity	$1,658	$4,170

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and credit facility expenses), such excess shall be paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and payable annually. For the three and six months ended June 30, 2015, the Company accrued income of $446 based on loan origination and structuring fees payable from the Senior Credit Fund to the Company, which is included in other income from controlled affiliated investments on the Statements of Operations.

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

Basis of Fair Value Measurement

Level 1 - Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 includes unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 - Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 - Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

•    Current financial performance as compared to projected performance

•    Capitalization rates and multiples

•    Market yields implied by transactions of similar or related assets

•    Net asset value of underlying fund investments as a practical expedient where appropriate

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2015 and December 31, 2014. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2015[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of June 30, 2015
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt $171,799	Discounted cash flows: • Discount Rate	10.7% - 15.2% (12.4%)

	1st Lien/Last-Out Unitranche $270,762	Discounted cash flows: • Discount Rate	11.2% - 13.1% (12%)

	2nd Lien/Senior Secured Debt $184,462	Discounted cash flows: • Discount Rate	9.1% - 14.3% (12.3%)
Equity	Preferred Stock $25,593	Discounted cash flows: • Discount Rate Comparable multiples: • EV/EBITDA[5] • EV/Production[6]	10% - 12% (11.7%) 3.5x - 9.8x (5.8x) $26 - $62 ($36)

[1]	Included within Level 3 Assets of $903,564 is an amount of $250,948 in which the Investment Adviser did not develop the unobservable inputs (examples include but are not limited to single source broker quotations, third party pricing, prior transactions, and NAV statements).
[2]	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
[3]	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
[4]	Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.
[6]	Enterprise value of portfolio company as a multiple of oil and gas production (barrels of oil equivalent per day).

Level 3 Instruments	Level 3 Assets as of December 31, 2014[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of December 31, 2014
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$143,177	• Discount Rate	10.7% – 15.4% (12.8%)

	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$153,150	• Discount Rate	11.1% – 13.2% (12.4%)

	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$179,588	• Discount Rate	8.9% – 14.4% (12.4%)
Equity	Preferred Stock	Discounted cash flows:
	$26,358	• Discount Rate	10% – 12% (11.7%)
Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	2.8x – 5.6x (4.2x) $24 – $63 ($40)

	Common Stock	Discounted cash flows:
	$632	• Discount Rate	10%
Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	2.8x – 5.6x (4.2x) $24 – $63 ($40)
[1]	Included within Level 3 Assets of $808,656 is an amount of $305,751 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, prior transactions and NAV statements).
[2]	The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
[3]	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
[4]	Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investments. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.
[6]	Enterprise value of portfolio company as a multiple of oil and gas production (barrels of oil equivalent per day).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2015 and December 31, 2014. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2015:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$—	$62,806	$240,167	$302,973
1st Lien/Last-Out Unitranche	—	—	270,762	270,762
2nd Lien/Senior Secured Debt	—	38,536	328,434	366,970
Preferred Stock	—	—	25,593	25,593
Common Stock	—	—	—	—
Investment Funds & Vehicles[1]	—	—	38,608	38,608
Affiliated Money Market Fund	21,265	—	—	21,265

Total assets	$21,265	$101,342	$903,564	$1,026,171

[1]	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$–	$58,268	$176,931	$235,199
1st Lien/Last-Out Unitranche	–	–	275,567	275,567
2nd Lien/Senior Secured Debt	–	47,023	304,541	351,564
Preferred Stock	–	–	26,358	26,358
Common Stock	–	–	632	632
Investment Funds & Vehicles[1]	–	–	24,627	24,627
Affiliated Money Market Fund	29,568	–	–	29,568

Total assets	$29,568	$105,291	$808,656	$943,515

[1]	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2015:

Level 3	Beginning Balance as of January 1, 2015	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2015

1st Lien/Senior Secured Debt	$176,931	$65,267	$-	$237	$(2,677)	$409	$-	$-	$240,167
1st Lien/Last-Out Unitranche	275,567	2,600	-	(657)	(7,389)	641	-	-	270,762
2nd Lien/Senior Secured Debt	304,541	28,323	-	(1,664)	(11,000)	621	27,323	(19,710)	328,434
Preferred Stock	26,358	205	-	(970)	-	-	-	-	25,593
Common Stock	632	-	-	(632)	-	-	-	-	-
Investment Funds & Vehicles	24,627	13,167	-	814	-	-	-	-	38,608

Total assets	$808,656	$109,562	$-	$(2,872)	$(21,066)	$1,671	$27,323	$(19,710)	$903,564

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)	Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2015 totaled $(3,517) consisting of the following: 1st Lien/Senior Secured Debt $237, 1st Lien/Last-Out Unitranche $(657), 2nd Lien/Senior Secured Debt $(2,309), Preferred Stock $(970), Common Stock $(632), and Investment Funds & Vehicles $814.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2014:

Level 3	Beginning Balance as of January 1, 2014	Purchases	Net Realized Gains (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2014

1st Lien/Senior Secured Debt	$76,700	$89,005	$(10)	$(198)	$(40,131)	$125	$–	$–	$125,491
1st Lien/Last-Out Unitranche	32,241	45,080	–	(181)	(216)	98	–	–	77,022
2nd Lien/Senior Secured Debt	179,056	23,554	–	(1,181)	(21,105)	205	18,519	–	199,048
Unsecured Debt – Fixed	4,446	–	–	–	(4,446)(1)	–	–	–	–
Preferred Stock	20,560	5,001	–	2,668	–	–	–	–	28,229
Common Stock	–	4,446(1)	–	(3,295)	–	–	–	–	1,151

Total assets	$313,003	$167,086	$(10)	$(2,187)	$(65,898)	$428	$18,519	$–	$430,941

(1)	Purchases may include securities received in corporate actions. Sales and Settlements may include securities delivered in corporate actions.
(2)	Change in unrealized appreciation (depreciation) relating to assets and liabilities still held at June 30, 2014 totaled $(2,187), consisting of the following: 1st Lien/Senior Secured Debt $(198), 1st Lien/Last-Out Unitranche $(181), 2nd Lien/Senior Secured Debt $(1,181), Preferred Stock $2,668 and Common Stock $(3,295).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2015 and June 30, 2014 transfers from Level 2 to Level 3 were primarily due to decreased price transparency, while for the six months ended June 30, 2015 transfers from Level 3 to Level 2 were due to increased price transparency.

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy as of June 30, 2015 and December 31, 2014, approximates its carrying value.

6.         DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2015 and December 31, 2014, the Company’s outstanding borrowings were $301,000 and $350,000, respectively, and the Company’s asset coverage ratio was 3.35 to 1 and 2.64 to 1, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with various lenders. SunTrust Bank serves as administrative agent and Bank of America .N.A. serves as syndication agent under the Revolving Credit Facility. Effective October 3, 2014 the Company entered into an amendment to the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount of $340,000 to $485,000 on a committed basis, increase the size of the uncommitted accordion amount of $160,000 to $415,000, extend the maturity date from September 19, 2017 to October 3, 2019, and reduce the interest rate for borrowings. In January 2015, the Company exercised a portion of the accordion feature and increased the size of the Revolving Credit Facility to $535,000, and in March 2015, exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $560,000. The remaining available balance under the accordion feature is $340,000.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $457,994, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, and (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility. As of June 30, 2015, the Company was in compliance with these covenants.

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

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Borrowing interest expense	$1,530	$75	$3,546	$76
Facility fees	295	311	484	630
Amortization of financing costs	292	247	573	498

Total	$2,117	$633	$4,603	$1,204

Weighted average interest rate	2.46%	2.66%	2.46%	2.66%
Average outstanding balance	249,132	11,154	290,591	5,702

7.         COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity. The Company had the following unfunded commitments by investment types on the dates indicated:

	June 30, 2015		December 31, 2014
	Unfunded Commitment(1)	Fair Value(2)	Unfunded Commitment(1)	Fair Value(2)

1st Lien/Senior Secured Debt
Bolttech Mannings, Inc.	$10,534	$(186)	$10,534	$(213)
Legacy Buyer Corp.	2,500	(37)	2,500	(50)
NTS Communications, Inc.	-	-	500	-
Perfect Commerce, LLC	27,930	-	-	-
Vexos, Inc.	5,000	(87)	5,000	(100)

Total 1st Lien/Senior Secured Debt	45,964	(310)	18,534	(363)
1st Lien/Last-Out Unitranche
Associations, Inc.	10,402	(182)	13,002	(260)

Total 1st Lien/Last-Out Unitranche	10,402	(182)	13,002	(260)
2nd Lien/Senior Secured Debt
iFly Holdings LLC	-	-	9,800	25
Total 2nd Lien/Senior Secured Debt	-	-	9,800	25
Total	$56,366	$(492)	$41,336	$(598)

(1)	Net of capitalized fees, expenses, and original issued discounts.
(2)	A negative fair value was reflected as investments, at fair value in the Statement of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

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

8.         NET ASSETS

Equity Issuances

On March 23, 2015, the Company completed its IPO, issuing 6,000,000 shares at $20.00 per share. Net of offering and underwriting costs, the Company received cash proceeds of $114,568.

In April 2015, the Company issued a total of 900,000 shares of its common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting costs, the Company received additional cash proceeds of $17,271.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share

February 25, 2015	March 31, 2015	April 30, 2015	$0.45
May 13, 2015	June 30, 2015	July 15, 2015	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock for the six months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share

March 28, 2014	March 17, 2014	April 30, 2014	$0.33
June 27, 2014	June 17, 2014	July 31, 2014	$0.41

Dividend Reinvestment Plan

Concurrently with the IPO, the Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The following table summarizes shares issued pursuant to the dividend reinvestment plan to stockholders who have not opted out of the dividend reinvestment plan during the six months ended June 30, 2015.

Date Declared	Record Date	Date Shares Issued	Shares Issued

February 25, 2015	March 31, 2015	April 30, 2015	6,982

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

For the six months ended June 30, 2014, the Company extended the following Tender Offers:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to be Repurchased	Amount of Shares the Company Offered to Repurchase	Number of Shares Tendered by Group Inc.	Number of Shares Tendered by Other Stockholders	Total Number of Shares Tendered

March 18, 2014	5%	1,519,506	136,498	551,250	687,748

June 18, 2014	5%	1,485,118	47,666	192,500	240,166

The Company did not conduct a Tender Offer for the six months ended June 30, 2015.

9.     EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$17,925	$12,429	$31,958	$21,891

Denominator for basic and diluted earnings per share - weighted average shares outstanding	36,137,532	29,699,727	33,242,082	30,039,214
Basic and diluted earnings per share	$0.50	$0.42	$0.96	$0.73

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.     FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2015 and June 30, 2014:

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$19.56	$20.00
Net investment income (loss)	0.95	0.76
Net realized and unrealized gains (losses)(8)	(0.06)	(0.03)

Net increase (decrease) in net assets resulting from operations	0.89	0.73

Cost of issuance of common stock, net of underwriting and offering costs	(0.09)	—
Distributions declared from net investment income(2)	(0.90)	(0.74)

Total increase (decrease) in Net Assets	(0.10)	(0.01)

Net asset value, end of period	$19.46	$19.99

Market price, end of period	$23.65	N.A.

Shares outstanding, end of period	36,288,109	29,462,200
Total return based on net asset value(3)	3.75%	3.67%
Total return based on market value(4)	23.31%	N.A.

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$706,266	$589,035
Ratio of expenses (without incentive fees and interest and credit facility expenses) to average net assets(5)	2.88%	1.82%
Ratio of interest and credit facility expenses to average net assets(6)	1.43%	0.40%
Ratio of incentive fees to average net assets(6)	2.46%	—%
Ratio of total expenses to average net assets(5)	6.77%	2.22%
Ratio of net investment income to average net assets(5)(7)	9.89%	7.77%
Portfolio turnover	2%	19%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(3)	Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $20.00 per share.
(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the six months ended June 30, 2015, annualized except for certain other income fees earned.
(8)	For the six months ended June 30, 2015, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.

11.     SUBSEQUENT EVENTS

Subsequent events after the Statement of Assets and Liabilities date have been evaluated through the date the unaudited financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On August 4, 2015, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about October 15, 2015 to holders of record as of September 30, 2015.

In July 2015, the Company and Cal Regents each contributed $5,500 to the Senior Credit Fund, a controlled affiliated investment.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. Since our formation in 2012 through June 30, 2015, we have originated more than $1.39 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche (“unitranche”) and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. Unitranche loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We invest primarily in U.S. middle-market companies, which we believe have been underserved in recent years by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle-market” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, fund acquisitions, make capital investments and for refinancings and recapitalizations.

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves a co-investment in the Senior Credit Fund, LLC (the “Senior Credit Fund”) with the Regents of the University of California (“Cal Regents”). The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies.

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

Leverage

Our Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we will only be permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining asset coverage ratio of at least 2 to 1, we will segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2015 and December 31, 2014, our portfolio (excluding our investment in a money market fund managed by an affiliate of The Goldman Sachs Group, Inc. (“Group Inc.”) of $21.26 million and $29.57 million, respectively), consisted of the following:

	As of
	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$307.93	$302.97	30.2%	$244.59	$235.20	25.7%
First Lien/Last-Out Unitranche	272.17	270.77	26.9	276.32	275.57	30.2
Second Lien/Senior Secured Debt	370.13	366.97	36.5	352.14	351.56	38.4
Preferred Stock	25.41	25.59	2.6	25.20	26.36	2.9
Common Stock	4.45	-	-	4.45	0.63	0.1
Investment Funds & Vehicles	38.17	38.61	3.8	25.00	24.63	2.7

Total Investments	$1,018.26	$1,004.91	100.0%	$927.70	$913.95	100.0%

As of June 30, 2015 and December 31, 2014, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value (both of which include interest income and amortization of fees and discounts) were as follows:

	As of
	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield
First Lien/Senior Secured Debt	10.9%	11.5%	11.2%	12.3%
First Lien/Last-Out Unitranche	10.9%	11.1%	10.9%	11.0%
Second Lien/Senior Secured Debt	11.2%	11.3%	11.2%	11.2%
Preferred Stock	9.7%	9.7%	9.7%	9.3%
Common Stock	0.0%	0.0%	0.0%	0.0%
Investment Funds & Vehicles(1)	12.2%	12.1%	5.0%	5.0%
Total Portfolio	11.0%	11.3%	10.9%	11.2%
(1)	Computed by annualizing (a) the net investment income earned from the Senior Credit Fund for the six months ending June 30, 2015, which may include dividend income and loan origination and structuring fees divided by (b) the Company’s average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Number of Portfolio Companies	38	34
Percentage of debt bearing a floating rate (1)	85.8%	85.0%
Percentage of debt bearing a fixed rate (1) (2)	14.2%	15.0%
Weighted average leverage (net debt/EBITDA)(3)	4.2x	4.1x
Weighted average interest coverage(3)	3.0x	2.9x
Median EBITDA(3)	$33.23 million	$40.20 million
(1)	Measured on a fair value basis.
(2)	Includes income producing preferred stock investments.
(3)	EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization, for a particular portfolio company. The weighted average net debt to EBITDA of our portfolio companies represents our last dollar of invested debt capital (net of cash) as a multiple of EBITDA of our portfolio companies. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our portfolio companies’ EBITDA as a multiple of interest expense. Portfolio company statistics have been calculated as a percentage of debt investments and income producing preferred investments, including the underlying debt investments in the Senior Credit Fund. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported quarter end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our investment adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our investment adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our investment adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), on the 1 to 4 grading scale as of June 30, 2015 and December 31, 2014.

	As of
	June 30, 2015		December 31, 2014
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)		($ in millions)
Grade 1	$40.00	4.0%	$11.44	1.2%
Grade 2	870.64	86.6	843.44	92.3
Grade 3	94.27	9.4	59.07	6.5
Grade 4	-	-	–	–

Total Investments	$1,004.91	100.0%	$913.95	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2015 and December 31, 2014.

	As of
	June 30, 2015		December 31, 2014
	Amortized Cost	Percentage at Amortized Cost	Amortized Cost	Percentage at Amortized Cost
	(in millions)		(in millions)
Performing	$1,018.26	100.0%	$927.70	100.0%
Non-accrual	-	-	–	–

Total Investments	$1,018.26	100.0%	$927.70	100.0%

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

The following table shows our investment activity for the three months ended June 30, 2015 and 2014 by investment type:

	For the Three Months Ended
	June 30, 2015	June 30, 2014
	($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$92.70	$136.64
First Lien/Last-Out Unitranche	-	-
Second Lien/Senior Secured Debt	23.42	42.16
Unsecured Debt	-	-
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	10.00	-

Total	$126.12	$178.80

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1.84	$51.89
First Lien/Last-Out Unitranche	7.17	0.22
Second Lien/Senior Secured Debt	-	2.00
Unsecured Debt	-	-
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	-	-

Total	$9.01	$54.11

Net increase (decrease) in portfolio	$117.11	$124.69

Number of new investment commitments in new portfolio companies(2)	5	6
Total new investment commitment amount in new portfolio companies(2)	$115.78	$129.54
Average new investment commitment amount in new portfolio companies(2)	$23.16	$21.59
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	5.0	5.2
Number of new investment commitments in existing portfolio companies(2)	2	5
Total new investment commitment amount in existing portfolio companies(2)	$10.34	$49.26
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%	88.9%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)(4)	-%	11.1%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	9.5%	10.1%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.6%	8.9%
Weighted average stated interest rate on investments sold or paid down	9.0%	9.2%

(1)	Net of capitalized fees, expenses and original issued discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in millions)
Total investment income	$27.32	$16.11	$53.69	$29.84
Net expenses	(11.44)	(3.58)	(22.04)	(6.92)

Net investment income (loss) before taxes	15.88	12.53	31.65	22.92
Excise tax expense	(0.07)	-	(0.09)	-

Net investment income (loss) after taxes	15.81	12.53	31.56	22.92
Net realized gain (loss) on investments	-	-	-	(2.19)
Net unrealized appreciation (depreciation) on investments	2.12	(0.10)	0.40	1.16

Net increase in net assets resulting from operations	$17.93	$12.43	$31.96	$21.89

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in millions)
Interest	$25.12	$14.94	$50.20	$28.12
Dividend income	1.35	1.12	2.51	1.66
Other income	0.85	0.05	0.98	0.06

Total investment income	$27.32	$16.11	$53.69	$29.84

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $14.94 million for the three months ended June 30, 2014 to $25.12 million for the three months ended June 30, 2015, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $604.43 million to $1,018.26 million from June 30, 2014 to June 30, 2015. Included in interest, for the three months ended June 30, 2015 and June 30, 2014, is $0.16 million and $0.45 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $28.12 million for the six months ended June 30, 2014 to $50.20 million for the six months ended June 30, 2015, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $604.43 million to $1,018.26 million from June 30, 2014 to June 30, 2015. Included in interest, for the six months ended June 30, 2015 and June 30, 2014, is $0.58 million and $0.44 million, respectively, in prepayment premiums, and $0.38 million and $0.85 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $1.12 million for the three months ended June 30, 2014 to $1.35 million for the three months ended June 30, 2015 primarily as a result of distributions by the Senior Credit Fund, during the three months ended June 30, 2015. The Senior Credit Fund, commenced operations on October 1, 2014, and as such, there were no such distributions for the three months ended June 30, 2014 (see “Senior Credit Fund, LLC” below for further detail).

Dividend income increased from $1.66 million for the six months ended June 30, 2014 to $2.51 million for the six months ended June 30, 2015 primarily as a result of distributions by the Senior Credit Fund, during the six months ended June 30, 2015. The Senior Credit Fund commenced operations on October 1, 2014, and as such, there were no such distributions for the six months ended June 30, 2014 (see “Senior Credit Fund, LLC” below for further detail).

Other income

Other income increased from $0.05 million for the three months ended June 30, 2014 to $0.85 million for the three months ended June 30, 2015 primarily as a result of excess loan origination fee income earned from the Senior Credit Fund during the three months ended June 30, 2015. In addition, we earned higher commitment and administrative agent fees during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Other income increased from $0.06 million for the six months ended June 30, 2014 to $0.98 million for the six months ended June 30, 2015 primarily as a result of excess loan origination fee income earned from the Senior Credit Fund during the six months ended June 30, 2015. In addition, we earned higher commitment and administrative agent fees during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in millions)
Interest and credit facility expense	$2.12	$0.64	$4.60	$1.20
Management fees	3.64	2.11	7.11	4.01
Incentive fees	4.40	-	7.91	-
Professional fees	0.53	0.46	1.13	0.87
Administration and custodian fees	0.21	0.20	0.43	0.42
Directors’ fees	0.16	0.09	0.27	0.20
Other expenses	0.38	0.08	0.59	0.22

Total expenses	$11.44	$3.58	$22.04	$6.92

Interest and credit facility expense

Interest and credit facility expense increased from $0.64 million for the three months ended June 30, 2014 to $2.12 million for the three months ended June 30, 2015 primarily due to an increase in the average daily borrowings from $11.15 million to $249.13 million.

Interest and credit facility expense increased from $1.20 million for the six months ended June 30, 2014 to $4.60 million for the six months ended June 30, 2015 primarily due to an increase in the average daily borrowings from $5.70 million to $290.59 million.

Management Fees and Incentive Fees

Management Fees increased from $2.11 million for the three months ended June 30, 2014 to $3.64 million for the three months ended June 30, 2015 as the result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. For the three months ended June 30, 2015, we incurred an Incentive Fee of $4.40 million. No such fees were accrued during the three months ended June 30, 2014.

Management Fees increased from $4.01 million for the six months ended June 30, 2014 to $7.11 million for the six months ended June 30, 2015 as the result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. For the six months ended June 30, 2015, we incurred an Incentive Fee of $7.91 million. No such fees were accrued during the six months ended June 30, 2014.

Professional and other general and administrative expenses

Professional fees increased from $0.46 million for the three months ended June 30, 2014 to $0.53 million for the three months ended June 30, 2015; and other general and administrative expenses increased from $0.37 million for the three months ended June 30, 2014 to $0.75 million for the three months ended June 30, 2015. Both increases are due to the increase in costs associated with servicing a larger investment portfolio.

Professional fees increased from $0.87 million for the six months ended June 30, 2014 to $1.13 million for the six months ended June 30, 2015; and other general and administrative expenses increased from $0.84 million for the six months ended June 30, 2014 to $1.29 million for the six months ended June 30, 2015. Both increases are due to the increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in millions)
Lone Pine Resources CDA, Ltd	$-	$-	$-	$(2.48)
Molycorp, Inc	-	-	-	0.29

Net realized gain (loss)	$-	$-	$-	$(2.19)

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on our portfolio companies for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in millions)
Change in unrealized appreciation	$5.63	$2.06	$6.36	$5.97
Change in unrealized depreciation	(3.51)	(2.16)	(5.96)	(4.81)

Net change in unrealized appreciation (depreciation) on investments	$2.12	$(0.10)	$0.40	$1.16

The change in unrealized appreciation (depreciation) on portfolio companies for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in millions)
Portfolio Company:
Affordable Care, Inc	$0.01	(0.10)	$0.01	(0.10)
Answers Corporation	-	0.14	-	0.63
Artesyn Embedded Technologies, Inc	0.60	0.75	0.90	(1.35)
Associations, Inc	0.15	-	0.08	-
Avenue Stores, LLC	(0.03)	-	0.16	-
Bolttech Mannings, Inc	0.08	(0.21)	0.05	(0.24)
ConvergeOne Holdings Corporation	-	0.11	-	0.10
Crowley Holdings Preferred LLC	-	(0.51)	-	(0.56)
Dispensing Dynamics International	(0.30)	0.24	0.10	0.38
Fairpoint Communications, Inc	-	0.06	-	0.01
Global Tel*Link Corporation	(0.64)	0.34	(0.75)	1.44
Goodrich Petroleum Corp	-	-	-	(0.03)
Heligear Acquisition Co	0.03	-	0.06	-
Highwinds Capital, Inc	(0.03)	(0.03)	(0.07)	(0.05)
Hunter Defense Technologies, Inc	(0.05)	-	0.05	-
Hutchinson Technology, Inc	(0.12)	(0.16)	(0.20)	(0.19)
iFly Holdings LLC	(0.01)	(0.01)	(0.03)	(0.01)
Infinity Sales Group	0.22	(0.03)	0.30	(0.05)
IPC Systems, Inc	-	0.17	(0.64)	0.17
Iracore International Holdings, Inc	3.78	(0.18)	3.20	(0.05)
Legacy Buyer Corp	0.14	-	0.12	-
Liquidnet Holdings, Inc	-	0.08	0.05	0.40
Lone Pine Resources CDA, Ltd	(0.19)	(0.07)	(1.60)	2.39
Mervin Manufacturing, Inc	(0.21)	-	(0.22)	-
Molycorp, Inc	-	-	-	(0.13)
MPI Products LLC	0.07	-	0.05	-
NTS Communications, Inc	(0.26)	(0.01)	(0.55)	(0.01)
Oasis Outsourcing Holdings, Inc	(0.01)	-	0.09	-
Orchard Brands Corporation	(0.03)	(0.03)	(0.07)	(0.07)
P2 Upstream Acquisition Co	0.03	(0.02)	(0.22)	(0.01)
Perfect Commerce, LLC	0.19	-	0.19	-
Pro-Pet, LLC	(0.73)	-	(0.76)	-
Reddy Ice Corporation	0.05	(0.54)	0.03	(0.80)
Securus Technologies Holdings, Inc	(0.71)	0.17	(0.74)	0.45
Senior Credit Fund, LLC	0.10	-	0.81	-
The Service Companies Inc	0.08	(0.03)	0.04	(0.04)
TriNet Group, Inc	-	-	-	(0.52)
United Road Services, Inc	(0.05)	-	0.02	-
Vexos, Inc	0.10	(0.01)	0.05	(0.01)
Washington Inventory Service	(0.12)	(0.19)	(0.08)	(0.58)
Other, net(1)	(0.02)	(0.03)	(0.03)	(0.01)

Total	$2.12	$(0.10)	$0.40	$1.16

(1)	For the three and six months ended June 30, 2015, other, net includes gross unrealized depreciation of $(0.02) and $(0.03), respectively. For the three and six months ended June 30, 2014, other, net includes gross unrealized depreciation of $(0.03) and $(0.01), respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, we agreed to co-invest with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary,

SPV I, primarily in senior secured loans to middle-market companies. We and Cal Regents each has a 50% economic ownership of the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

Selected Financial Data

As of June 30, 2015, we and Cal Regents each had contributed $38.17 million to the Senior Credit Fund. The Senior Credit Fund’s portfolio as of June 30, 2015 was comprised of 20 first lien senior secured loans and one second lien senior secured loan to U.S. middle-market companies, none of which were on non-accrual status, at an aggregate fair value of $249.96 million and $5.94 million, respectively. In addition, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. for a total of $1.03 million.

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

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.), followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014

Number of Portfolio Companies	20	8
Total senior secured debt(1)	$257.43 million	$113.16 million
Largest loan to a single borrower(1)	$23.91 million	$23.70 million
Weighted average current interest rate on senior secured debt(2)	6.5%	6.8%
Percentage of debt bearing a floating rate (3)	100.0%	100.0%
Percentage of debt bearing a fixed rate (3)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(4)	3.3x	2.4x
Weighted average interest coverage(4)	3.9x	4.3x
Median EBITDA(4)	$69.15 million	$54.94 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)	For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization, for a particular portfolio company. The weighted average net debt to EBITDA of our portfolio companies represents our last dollar of invested debt capital (net of cash) as a multiple of EBITDA of our portfolio companies. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our portfolio companies’ EBITDA as a multiple of interest expense. Portfolio company statistics have been calculated as a percentage of debt investments and income producing preferred investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported quarter end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of June 30, 2015
Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

				(in millions)
1st Lien/Senior Secured Debt
Aperture Group, LLC(+++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	$9.93	$9.88	$9.88
ATX Networks Corp.(1)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	15.00	14.85	14.85
Compass Automotive Group, LLC(+) (2)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	9.42	9.34	9.37
ConvergeOne Holdings Corporation(++) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	12.89	12.83	12.82
Crowne Group, LLC(++) (2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.89	14.76	14.85
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.97	11.85	12.00
DiscoverOrg, LLC(++)	Software	L + 4.50% (1.00% Floor)	06/02/2020	8.00	7.96	7.96
Epicor RSG US Inc.(1)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	15.00	14.85	14.94
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	15.00	14.93	14.94
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.91	17.80	17.82

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

				(in millions)
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	9.00	8.96	9.04
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.00	14.95	14.94
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	8.98	8.89	8.99
Liquidnet Holdings, Inc.(++) (2) (3)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.09	22.69	22.28
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	14.81	14.61	14.66
PGX Holdings, Inc.(+++) (2)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14.45	14.35	14.48
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	5.00	4.98	4.99
SkinnyPop Popcorn LLC(++) (2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.62	14.50	14.59
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	04/01/2022	10.97	10.73	11.05
Zep Inc.(1)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5.50	5.47	5.51

Total 1st Lien/Senior Secured Debt					249.18	249.96

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.94

Total 2nd Lien/Senior Secured Debt					5.89	5.94

Total Corporate Debt					$255.07	$255.90

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of June 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of June 30, 2015 was 0.28%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of June 30, 2015 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2015, the prevailing rate in effect as of June 30, 2015 was the base rate plus the LIBOR floor.
(1)	Position or portion thereof unsettled as of June 30, 2015.
(2)	Investment was purchased at fair value from the Company in October 2014.
(3)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2014

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

				(in millions)
1st Lien/Senior Secured Debt
Compass Automotive Group, LLC(+)(1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	9.67	$9.57	$9.62
ConvergeOne Holdings Corporation(++)(1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9.95	9.90	9.90
Crowne Group, LLC(++)(1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.96	14.82	14.66
Liquidnet Holdings, Inc(++)(1)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.70	23.24	22.51
Motor Coach Industries Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	15.00	14.78	14.78
OH Acquisition, LLC(+++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	9.98	9.93	9.92
PGX Holdings, Inc.(+++)(1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14.90	14.80	14.89
SkinnyPop Popcorn LLC(++)(1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	15.00	14.86	14.89

Total 1st Lien/Senior Secured Debt					$111.90	$111.17

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which at December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which at December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which at December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.
(1)	Investment was purchased from the Company.
(2)	The Company also holds a portion of the first lien senior secured debt in this portfolio company.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
	($ in millions)
Selected Balance Sheet Information
Total investments, at fair value	$256.93	$111.17
Cash and other assets	6.80	6.72

Total assets	$263.73	$117.89

Debt	$148.03	$67.00
Other liabilities	38.48	1.64

Total liabilities	$186.51	$68.64

Members’ equity	$77.22	$49.25

Total liabilities and members’ equity	$263.73	$117.89

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	($ in millions)
Selected Statement of Operations Information
Total investment income	$3.32	$5.67

Selected expenses
Interest and credit facility expense	1.26	2.28
Excess loan origination and structuring fees	0.47	0.47
Professional fees	0.08	0.15
Administration and custodian fees	0.07	0.14
Other expenses	0.04	0.07

Total expenses	1.92	3.11

Net investment income (loss) after taxes	1.40	2.56

Net realized gain (loss) on investments	0.05	0.05
Net unrealized appreciation (depreciation) on investments	0.21	1.56

Net increase in members’ equity	$1.66	$4.17

Debt

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of the Company and Cal Regents. As of June 30, 2015, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $50.00 million. The summary information of the Subscription Facility for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	($ in millions)
Borrowing interest expense	$0.26	$0.52
Facility fees	-	-
Amortization of financing costs	0.09	0.18
Total	$0.35	$0.70
Weighted average interest rate	2.1%	2.1%
Average outstanding balance	$50.00	$50.00

SPV I has entered into a revolving credit and term loan facility (collectively, the “Warehouse Facility”) with Bleacher Finance 1 Limited as lender, and with Natixis, as the facility agent. The Warehouse Facility provides for borrowings in an aggregate amount up to $200.00 million on a committed basis. The Warehouse Facility includes an uncommitted accordion feature that allows SPV I, under certain circumstances, to increase the size of the Warehouse Facility up to $400.00 million. As of June 30, 2015, the Senior Credit Fund’s outstanding borrowings under the Warehouse Facility were $98.03 million. The summary information of the Warehouse Facility for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	($ in millions)
Borrowing interest expense	$0.58	$0.84
Facility fees	0.22	0.54
Amortization of financing costs	0.11	0.20
Total	$0.91	$1.58
Weighted average interest rate	2.7%	2.7%
Average outstanding balance	$85.25	$61.73

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

As of June 30, 2015, we had cash of approximately $11.48 million, an increase of $2.87 million from December 31, 2014. In addition, as of June 30, 2015, we had an investment in a money market fund managed by an affiliate of Group Inc. of $21.26 million. Cash used by operating activities for the six months ended June 30, 2015 was approximately $50.27 million, primarily driven by purchases of investments of $109.36 million and other operating activities of $2.23 million, partially offset by an increase in net assets resulting from operations of $31.96 million, proceeds from principal repayments of $21.06 million, and proceeds from the net sale of investments in the affiliated money market fund of $8.30 million. Cash provided by financing activities was approximately $53.14 million, which was the result of proceeds from the issuance of common stock (net of underwriting costs) of $135.11 million and borrowings on debt of $102.00 million, partially offset by repayments on debt of $151.00 million, distributions paid of $31.29 million, and other financing activities of $1.68 million.

We will generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2015 and December 31, 2014, our asset coverage ratio was 3.35 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

Prior to our initial public offering (the “IPO”), each quarter, beginning with the calendar quarter ended December 31, 2013, the Board of Directors, in its sole discretion, determined the number of shares, if any, that we would offer to repurchase (the “Tender Offer Amount”). The quarterly Tender Offer Amount could be up to 5% of the total number of shares outstanding on the date by which a stockholder could tender its shares in response to our offer to repurchase shares (“Tender Offer”). We repurchased our shares at NAV per share at the end of the quarter. For the six months ended June 30, 2014, investors tendered an aggregate of 927,914 shares for which they received approximately $18.54 million. For this period, to maintain its ownership percentage, Group Inc. tendered an aggregate of 184,164 shares of common stock for which it received approximately $3.68 million. Investors other than Group Inc. tendered an aggregate of 743,750 shares of common stock for which they received approximately $14.86 million. We did not conduct a Tender Offer for the six months ended June 30, 2015. We do not expect to conduct Tender Offers in the future.

Equity Issuances

On March 23, 2015, the Company completed its IPO, issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.57 million. In connection with the IPO, our investment adviser paid 70%, or approximately $5.04 million, of the sales load.

In April 2015, we issued a total of 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting costs, we received additional total cash proceeds of $17.27 million. In addition, our investment adviser paid 70%, or approximately $0.76 million, of the sales load.

There were no sales of our common stock during the year ended December 31, 2014.

10b5-1 Plan

Goldman Sachs has adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which Goldman Sachs will buy in the open market up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. Any such purchases under the 10b5-1 Plan will occur during the period beginning April 20, 2015 and ending on the earlier of (i) the date on which all the capital committed to the plan has been exhausted and (ii) March 18, 2016, subject to certain conditions. The 10b5-1 Plan requires Goldman Sachs to purchase shares of the Company’s common stock (i) through May 14, 2015, when the market price per share is below $20.00 per share, and (ii) from and after May 15, 2015, when the market price per share is below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman Sachs pursuant to the 10b5-1 Plan is intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Under the 10b5-1 Plan, Goldman Sachs will increase the volume of purchases made as the price of our common stock declines below $20.00 per share through May 14, 2015, and thereafter, anytime the market price per share of our common stock declines below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by Goldman Sachs under the 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market. Stockholders subject to lock-up restrictions in connection with the IPO are not eligible to have their shares repurchased pursuant to the 10b5-1 Plan for the period that they are subject to lock-up. For the six months ended June 30, 2015, Goldman Sachs did not buy any shares of our common stock pursuant to the 10b5-1 Plan.

Common Stock Repurchase Plan

Our Board of Directors has approved the common stock repurchase plan (the “Company Repurchase Plan”), pursuant to which we may purchase up to $35.00 million of our common stock in the open market during open trading periods. The Company Repurchase Plan will not begin until capital committed to the 10b5-1 Plan has been exhausted and will expire on March 18, 2016, subject to renewal. The Company Repurchase Plan does not obligate us to purchase any shares of common stock and may be discontinued at any time. Purchases of our common stock in the open market pursuant to the Company Repurchase Plan will be subject to certain conditions and conducted in accordance with Rule 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. Stockholders subject to lock-up restrictions in connection with the IPO will not be eligible to have their shares repurchased pursuant to the Company Repurchase Plan for the period that they are subject to lock-up. For the six months ended June 30, 2015, we did not repurchase any stock pursuant to the Company Repurchase Plan.

Dividend Reinvestment Plan

Concurrently with the IPO, we adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors authorizes and declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, to the extent Group Inc. acquires additional shares of our common stock, it is expected to opt out of the dividend reinvestment plan, and Goldman Sachs is expected to opt out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 10b5-1 Plan.The following table summarizes shares issued pursuant to the dividend reinvestment plan to stockholders who have not opted out of the plan during the six months ended June 30, 2015.

Date Declared	Record Date	Date Shares Issued	Shares Issued

February 25, 2015	March 31, 2015	April 30, 2015	6,982

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which Goldman Sachs Asset Management, L.P. has agreed to serve as our investment adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of June 30, 2015:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$301.00	$–	$–	$301.00	$–

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

We may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) at either: (i) LIBOR plus 2.25% with no LIBOR floor or (ii) 1.25% plus an alternate base rate based on the highest of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. We may make this election at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility and a fee per annum equal to the then-applicable LIBOR margin on the face amount of outstanding undrawn letters of credit, payable quarterly in arrears. As of June 30, 2015, there was $301.00 million of outstanding borrowings under the Revolving Credit Facility. We could borrow all remaining capacity and continue to be in compliance with the covenants governing the Revolving Credit Facility.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $457.99 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of June 30, 2015, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

HEDGING

To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our investment adviser has claimed no-action relief from the Commodity Futures Trading Commission (the “CFTC”) regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, which means that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. As of June 30, 2015, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	($ in millions)
Unfunded Commitments
First Lien	$45.96	$18.54
First Lien, Last-Out Unitranche	10.40	13.00
Second Lien	-	9.80

Total	$56.36	$41.34

RECENT DEVELOPMENTS

On August 4, 2015, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about October 15, 2015 to holders of record as of September 30, 2015.

In July 2015, the Company and Cal Regents each contributed $5.50 million to the Senior Credit Fund, a controlled affiliated investment.

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

(6)	Our Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of our investments in good faith, based on the input of our investment adviser, the Independent Investment Advisors and the Audit Committee.

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments are recorded on the record date for private portfolio companies or on the ex- dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Interest income and expense include accretion of discounts and amortization of premiums are recorded over the life of the underlying instrument using the effective interest method.

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

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its distribution automatically reinvested in additional shares of our common stock rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman, Sachs & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 10b5-1 Plan, for a period of at least 90 days following the consummation of the IPO.

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

As of June 30, 2015, on a fair value basis, approximately 14.2% of our debt investments bear interest at a fixed rate (including income producing preferred stock investments) and approximately 85.8% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2015 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$ 15.80	$ (8.40)	$ 7.40
Up 200 basis points	8.60	(5.60)	3.00
Up 100 basis points	1.45	(2.80)	(1.35)
Down 100 basis points	0.01	0.52	0.53
Down 200 basis points	0.01	0.52	0.53
Down 300 basis points	0.01	0.52	0.53

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that we meet our disclosure obligations. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. Management did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: August 6, 2015	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2015	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Incorporation (incorporated by reference to Exhibit (a) to per-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (a) to per-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.