Form 10-Q
period 2015-09-30
Goldman Sachs BDC, Inc.
filed 2015-11-05
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00998

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 5, 2015 was 36,306,883.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Pre-Effective Amendment No. 9 to our registration statement filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which preclude civil liability for certain forward-looking statements, do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes to tax legislation and our tax position;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. (“GSAM”) and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of GSAM to attract and retain highly talented professionals; and
•	the impact on our business of new legislation.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2015 (unaudited)	December 31, 2014
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,114,313 and $893,464, respectively)	$1,099,301	$882,742
Non-controlled affiliated investments (cost of $9,237 and $9,237, respectively)	4,171	6,578
Controlled affiliated investments (cost of $43,667 and $25,000, respectively)	43,373	24,627
Investments in affiliated money market fund (cost of $3,500 and $29,568, respectively)	3,500	29,568

Total investments, at fair value (cost of $1,170,717 and $957,269, respectively)	1,150,345	943,515
Cash	11,718	8,609
Interest and dividends receivable from non-controlled/non-affiliated investments	10,147	8,701
Dividend receivable from controlled affiliated investments	1,363	309
Other income receivable from controlled affiliated investments	446	—
Deferred financing costs	4,625	4,974
Deferred offering costs	—	1,384
Other assets	114	—

Total assets	$1,178,758	$967,492

Liabilities

Debt	$447,000	$350,000
Interest and credit facility expense payable	445	527
Management fees payable	4,089	3,326
Incentive fees payable	3,515	—
Payable for investments purchased	—	19,700
Common stock repurchased	—	732
Distribution payable	16,338	15,506
Accrued offering costs	631	474
Directors’ fees payable	76	115
Accrued expenses and other liabilities	3,125	2,530

Total liabilities	$475,219	$392,910

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,293,445 and 29,381,127 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	36	29
Paid-in capital in excess of par	719,974	587,882
Accumulated net realized gain (loss)	(2,558)	(2,212)
Accumulated undistributed net investment income	7,880	4,058
Net unrealized appreciation (depreciation) on investments	(20,372)	(13,754)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$703,539	$574,582

TOTAL LIABILITIES AND NET ASSETS	$1,178,758	$967,492

Net asset value per share	$19.38	$19.56

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$30,278	$18,418	$80,479	$46,535
Dividend income	620	608	1,852	2,269
Other income	635	49	1,164	113

Total investment income from non-controlled/non-affiliated investments	31,533	19,075	83,495	48,917
From non-controlled affiliated investments:
Dividend income	—	1	1	3

Total investment income from non-controlled affiliated investments	—	1	1	3
From controlled affiliated investments:
Dividend income	1,363	—	2,642	—
Other income	—	—	446	—

Total investment income from controlled affiliated investments	1,363	—	3,088	—

Total investment income	$32,896	$19,076	$86,584	$48,920

Expenses:
Interest and credit facility expense	$3,053	$1,355	$7,656	$2,559
Management fees	4,089	2,738	11,199	6,744
Incentive fees	3,515	1,495	11,426	1,495
Professional fees	936	626	2,062	1,498
Administration and custodian fees	211	192	640	610
Directors’ fees	172	92	440	296
Other expenses	144	162	740	375

Total expenses	$12,120	$6,660	$34,163	$13,577

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$20,776	$12,416	$52,421	$35,343

Excise tax expense	$174	$—	$264	$—

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$20,602	$12,416	$52,157	$35,343

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(98)	$739	$(98)	$(1,453)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(5,480)	(1,024)	(4,290)	199
Non-controlled affiliated investments	(806)	(876)	(2,407)	(943)
Controlled affiliated investments	(735)	—	79	—

Net realized and unrealized gains (losses)	$(7,119)	$(1,161)	$(6,716)	$(2,197)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,483	$11,255	$45,441	$33,146

Net investment income (loss) per share (basic and diluted)	$0.57	$0.42	$1.52	$1.18
Earnings per share (basic and diluted)	$0.37	$0.38	$1.33	$1.11
Weighted average shares outstanding	36,292,619	29,461,726	34,270,102	29,844,602
Distribution declared per share	$0.45	$0.42	$1.35	$1.16

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$52,157	$35,343
Net realized gain (loss) on investments	(98)	(1,453)
Net change in unrealized appreciation (depreciation) on investments	(6,618)	(744)

Net increase (decrease) in net assets resulting from operations	$45,441	$33,146

Distributions to stockholders from:
Net investment income	$(48,335)	$(34,474)
Net realized gain	(248)	—

Total distributions to stockholders	$(48,583)	$(34,474)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (6,900,000 and 0 shares, respectively)	$131,839	$—
Reinvestment of stockholder distributions (12,318 and 0 shares, respectively)	260	—
Repurchase of common stock (0 and 971,559 shares, respectively)	—	(19,413)

Net increase (decrease) in net assets resulting from capital transactions	$132,099	$(19,413)

TOTAL INCREASE (DECREASE) IN NET ASSETS	$128,957	$(20,741)

Net assets at beginning of period	$574,582	$607,785

Net assets at end of period	$703,539	$587,044

Accumulated undistributed net investment income (loss)	$7,880	$879

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$45,441	$33,146
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(314,348)	(455,487)
Payment-in-kind investments	(308)	(310)
Investments in affiliated money market fund, net	26,068	81,950
Proceeds from sales of investments and principal repayments	78,958	124,370
Net realized (gain) loss on investments	98	1,453
Net change in unrealized (appreciation) depreciation on investments	6,618	744
Amortization of premium and accretion of discount, net	(3,916)	(1,786)
Amortization of deferred financing costs	868	750
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,500)	(3,918)
(Increase) decrease in deferred financing costs	—	89
(Increase) decrease in receivable for investments sold	—	(7,604)
(Increase) decrease in other income receivable	(446)	—
(Increase) decrease in receivable from Investment Adviser	—	(11)
(Increase) decrease in other assets	(114)	(57)
Increase (decrease) in interest and credit facility payable	(24)	(64)
Increase (decrease) in management fees payable	763	78
Increase (decrease) in incentive fees payable	3,515	1,495
Increase (decrease) in payable for investments purchased	(19,700)	41,866
Increase (decrease) in accrued organization costs	—	(498)
Increase (decrease) in directors’ fees payable	(39)	97
Increase (decrease) in accrued expenses and other liabilities	595	551

Net cash provided by (used for) operating activities	$(178,471)	$(183,146)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$135,111	$—
Offering costs paid	(1,731)	(1,040)
Repurchase of common stock	(732)	(23,536)
Distributions paid	(47,491)	(29,169)
Financing costs paid	(577)	—
Borrowings on debt	285,000	288,000
Repayments of debt	(188,000)	(51,000)

Net cash provided by (used for) financing activities	$181,580	$183,255

Net increase in cash	3,109	109
Cash, beginning of period	8,609	7,411

Cash, end of period	$11,718	$7,520

Supplemental and non-cash financing activities
Interest expense paid	$6,142	$569
Accrued but unpaid excise tax expense	$259	$—
Accrued but unpaid deferred financing costs	$5	$—
Accrued but unpaid offering costs	$631	$112
Accrued but unpaid distributions	$16,338	$12,374
Accrued but unpaid common stock repurchase	$—	$871
Shares issued pursuant to dividend reinvestment plan	$260	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2015

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value - 163.01% #

Corporate Debt (1) - 151.89%

1st Lien/Senior Secured Debt - 59.82%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$20,000
Bolttech Mannings, Inc.(3) (4)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	10,640	(106)	(213)
Data Driven Delivery Systems, LLC(+++)	Health Care Technology	L + 7.00% (1.00% Floor)	07/20/2020	70,500	69,120	69,090
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,752	23,280
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,218	17,675
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	34,938	34,449	33,017
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	20,628	16,975
Kawa Solar Holdings Limited(5)	Construction & Engineering	F + 8.20%	07/02/2017	12,600	12,600	12,600
Kawa Solar Holdings Limited(+++) (5)	Construction & Engineering	L + 8.20%	07/02/2017	2,400	2,400	2,400
Legacy Buyer Corp.(+++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	30,419	29,901	29,963
Legacy Buyer Corp.(3) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(43)	(37)
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	37,000	36,301	36,260
NTS Communications, Inc.(+++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	44,400	43,702	43,068
Perfect Commerce, LLC(+++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	37,980	37,105	37,220
Perfect Commerce, LLC(3) (4)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	4,520	(10)	—
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,961	30,349	30,961
US Med Acquisition, Inc.(+) (3)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	11/12/2015	2,500	784	825
Vexos, Inc.(+++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	48,588	47,782	47,737

Total 1st Lien/Senior Secured Debt					426,932	420,821

1st Lien/Last-Out Unitranche (6) - 43.34%
Associations, Inc.(+++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	76,118	74,791	74,786
Associations, Inc.(+++) (3)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	12,978	6,526	6,553
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,376	30,300
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	33,000	32,469	32,010
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,346	3,294	3,245
Integrated Practice Solutions, Inc.(+++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	27,500	26,770	26,751
Mervin Manufacturing, Inc.(+++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	13,584	13,354	13,041
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,176	27,313
The Service Companies Inc.(+++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	47,680	46,947	46,726
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,189	44,212

Total 1st Lien/Last-Out Unitranche					305,892	304,937

2nd Lien/Senior Secured Debt - 48.73%
Affordable Care, Inc.(+)	Health Care Providers & Services	L + 9.25% (1.25% Floor)	12/26/2019	23,220	23,357	22,872
DiversiTech Corporation(+++)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	10,000	9,855	9,850
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,834	15,225
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,309	8,265
Global Tel*Link Corporation(+++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,572	26,320
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,391	59,050
Hunter Defense Technologies, Inc.(+++)	Aerospace & Defense	L + 10.00% (1.00% Floor)	02/05/2020	28,000	26,816	27,440
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	11,957	12,429

iFly Holdings LLC(+++)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	07/08/2019	25,000	24,572	24,625
iFly Holdings LLC(3)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	07/08/2019	25,000	—	125
IHS Intermediate, Inc.(+++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,804	9,800
MPI Products LLC(+++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	35,000	34,562	34,562
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,719	20,000
P2 Upstream Acquisition Co.(++++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,919	8,750
Reddy Ice Corporation(+++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,063	8,100
Securus Technologies Holdings, Inc.(+++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,822	18,000
SW Holdings, LLC(++++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	13,500	13,237	13,230
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,800	24,980	24,180

Total 2nd Lien/Senior Secured Debt					350,769	342,823

Total Corporate Debt					1,083,593	1,068,581

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) - 3.54%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)		20,720	$20,720	$20,720
Lone Pine Resources CDA, Ltd.^ (5) (7) (8)	Oil, Gas & Consumable Fuels	10.00%		3,745,909	4,791	4,171

Total Preferred Stock					25,511	24,891

Portfolio Company	Industry			Shares	Cost	Fair Value

Common Stock (1) - 1.42%
Data Driven Delivery Systems, LLC	Health Care Technology			158,034	$10,000	$10,000
Lone Pine Resources CDA, Ltd.^ (5) (8) (9)	Oil, Gas & Consumable Fuels			972,919	4,446	—

Total Common Stock					14,446	10,000

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) - 6.16%
Senior Credit Fund, LLC^^ (5)				$43,667	$43,667	$43,373

Total Investment Funds & Vehicles					43,667	43,373

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) - 0.50% #
Goldman Sachs Financial Square Government Fund		0.03%(10)		3,500,374	$3,500	$3,500

Total Investments in Affiliated Money Market Fund					3,500	3,500

TOTAL INVESTMENTS - 163.51%					$1,170,717	$1,150,345

LIABILITIES IN EXCESS OF OTHER ASSETS - (63.51%)						$(446,806)

NET ASSETS - 100.00%						$703,539

#	Percentages are based on net assets
(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 2 month LIBOR, which as of September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.
(++++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.
^	As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Parties”.
^^	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Parties”.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)	Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of September 30, 2015, the aggregate fair value of these securities is $98,650 or 14.02% of the Company’s net assets.
(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.
(4)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(5)	The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(6)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(7)	In addition the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(8)	Non-income producing security.
(9)	In addition the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	The rate shown is the annualized seven-day yield as of September 30, 2015.
F -	Federal Funds Rate (which as of September 30, 2015 was 0.05%)
L -	LIBOR
PIK -	Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

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

(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of December 31, 2014, the aggregate fair value of these securities is $95,830 or 16.68% of the Company’s net assets.

(3)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. See Note 7 “Commitment and Contingencies”.
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

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.        ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiary, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with Goldman Sachs Group, Inc. (“Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation (the “Conversion”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

In July 2015, the Company invested through a wholly-owned subsidiary, DDDS BL, LLC, which is structured as a Delaware limited liability company.

2.        SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect adjustments that, in the opinion of the Company, are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2014, included in the Company’s Pre-Effective Amendment No. 9 to its Registration Statement on Form N-2, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year, any other interim period or any future year or period.

Basis of Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of the Company’s investment through DDDS BL, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). See further description of the Company’s investment in the Senior Credit Fund in Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2015, the Company earned $800 and $1,375, respectively, in prepayment premiums, and $899 and $1,276, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and nine months ended September 30, 2014, the Company earned $0 and $440, respectively, in prepayment premiums, and $15 and $868, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

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

(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the GSAM Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at amortized cost, which approximates fair value. See Note 3 “Significant Agreements and Related Parties”.

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2015 and December 31, 2014, the Company held $11,718 and $8,609, respectively, in cash.

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

Income Taxes

The Company has elected to be treated as a RIC, commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2015, the Company accrued excise tax of $174 and $264, respectively. As of September 30, 2015, $259 remained payable.

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the Company’s consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors authorizes, and it declares, a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman Sachs has opted out of the dividend reinvestment plan in respect of any shares of the Company’s common stock acquired through the 10b5-1 Plan (see Note 3 “Significant Agreements and Related Parties”).

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

The Investment Adviser has agreed to reimburse the Company for organization and private placement offering costs in excess of $1,250, the amount of which had already been exceeded and reimbursed as of September 30, 2015. See Note 3 “Significant Agreements and Related Parties”.

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

For the three and nine months ended September 30, 2015, Management Fees charged amounted to $4,089 and $11,199, respectively. As of September 30, 2015, $4,089 remained payable. For the three and nine months ended September 30, 2014, Management Fees charged amounted to $2,738 and $6,744, respectively.

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

The Incentive Fee based on income for each quarter is determined as follows:

• No Incentive Fee based on income is payable to the Investment Adviser for any calendar quarter for which there is no Excess Income Amount;

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

For the three and nine months ended September 30, 2015, the Company incurred Incentive Fees based on income of $3,515 and $11,426, respectively. As of September 30, 2015, $3,515 remained payable. For the three and nine months ended September 30, 2015, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2014, the Company incurred Incentive Fees based on income of $1,495 and $1,495, respectively. For the three and nine months ended September 30, 2014, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2015, the Company incurred expenses for services provided by the Administrator and the Custodian of $211 and $640, respectively. As of September 30, 2015, $703 remained payable. For the three and nine months ended September 30, 2014, the Company incurred expenses for services provided by the Administrator and the Custodian of $192 and $610, respectively.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”) and dividend agent. Prior to the IPO, Goldman Sachs was the Transfer Agent. For the nine months ended September 30, 2015, the Company incurred expenses for services provided by the Transfer Agent of $3, of which none remained payable. For the three and nine months ended September 30, 2014, the Company incurred expenses for services provided by the Transfer Agent of $3 and $9, respectively.

Reimbursement from Investment Adviser

The Investment Adviser has reimbursed the Company for organization and private placement offering costs in excess of $1,250. For the three and nine months ended September 30, 2015, the Company did not incur any organization or private placement offering costs. For the three and nine months ended September 30, 2014, the Company incurred and was reimbursed for $10 of private placement offering costs.

In connection with the IPO, the Investment Adviser paid 70% or approximately $5,040 of the sales load. In addition, in April 2015, the Investment Adviser paid 70%, or approximately $756, of the sales load related to the exercise of the underwriters’ over-allotment option.

10b5-1 Plan

Goldman Sachs has adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which Goldman Sachs will buy in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. Purchases under the 10b5-1 Plan will end on the earlier of (i) the date on which all the capital committed to the plan has been exhausted and (ii) March 18, 2016, subject to certain conditions. The 10b5-1 Plan requires Goldman Sachs to purchase shares of the Company’s common stock when the market price per share is below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman Sachs pursuant to the 10b5-1 Plan is intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Under the 10b5-1 Plan, Goldman Sachs will increase the volume of purchases made anytime the market price per share of the Company’s common stock declines below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by Goldman Sachs under the 10b5-1 Plan may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. Stockholders subject to lock-up restrictions in connection with the IPO are not eligible to have their shares repurchased pursuant to the 10b5-1 Plan for the period that they are subject to lock-up. For the three and nine months ended September 30, 2015, Goldman Sachs purchased 41,098 shares of the Company’s common stock pursuant to the 10b5-1 Plan.

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

Affiliates

At September 30, 2015 and December 31, 2014, Group Inc. owned 16.18% and 19.84%, respectively, of the outstanding shares of the Company.

The Company’s investments in affiliated investments for the nine months ended September 30, 2015, were as follows:

	Fair Value as of December 31, 2014	Purchases(2)	Sales(2)	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2015	Dividend Income	Other Income
Controlled Affiliates

Senior Credit Fund LLC(*)	$24,627	$18,667	$-	$79	$43,373	$2,642	$446
Total Controlled Affiliates	$24,627	$18,667	$-	$79	$43,373	$2,642	$446
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$29,568	$310,501	$(336,569)	$-	$3,500	$1	$-
Lone Pine Resources CDA, Ltd. (Preferred Stock)	5,946	-	-	(1,775)	4,171	-	-
Lone Pine Resources CDA, Ltd. (Common Stock)	632	-	-	(632)	-	-	-
Total Non-Controlled Affiliates	$36,146	$310,501	$(336,569)	$(2,407)	$7,671	$1	$-
Total Affiliates	$60,773	$329,168	$(336,569)	$(2,328)	$51,044	$2,643	$446

(1) Fund advised by an affiliate of Goldman Sachs.

(2) Purchases may include securities received in corporate actions and PIK. Sales may include securities delivered in corporate actions.

(*) Together with The Regents of the University of California (“Cal Regents”, and collectively with the Company, the “Members”), the Company co-invests through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

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

4.        INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $3,500 and $29,568, respectively) consisted of the following:

	September 30, 2015		December 31, 2014
Investment Type	Cost	Fair Value	Cost	Fair Value

1st Lien/Senior Secured Debt	$426,932	$420,821	$244,595	$235,199
1st Lien/Last-Out Unitranche	305,892	304,937	276,318	275,567
2nd Lien/Senior Secured Debt	350,769	342,823	352,139	351,564
Preferred Stock	25,511	24,891	25,203	26,358
Common Stock	14,446	10,000	4,446	632
Investment Funds & Vehicles[1]	43,667	43,373	25,000	24,627

Total Investments	$1,167,217	$1,146,845	$927,701	$913,947

[1]	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	September 30, 2015	December 31, 2014
Internet Software & Services	8.4%	11.1%
Diversified Telecommunication Services	7.6	8.2
Real Estate Management & Development	7.1	6.5
Health Care Technology	6.9	7.5
Professional Services	6.2	8.7
Electronic Equipment, Instruments & Components	5.9	5.8
Health Care Providers & Services	5.5	3.8
Media	4.0	4.9
Aerospace & Defense	3.9	4.8
Air Freight & Logistics	3.8	4.4
Investment Funds & Vehicles	3.8	2.7
Leisure Equipment & Products	3.3	—
Machinery	3.2	6.0
Software	3.1	2.7
Commercial Services & Supplies	3.1	3.8
Auto Components	3.0	3.2
Building Products	2.9	3.3
Health Care Equipment & Supplies	2.8	3.2
Specialty Retail	2.6	3.1
Oil, Gas & Consumable Fuels	2.4	2.2
Household Products	2.4	—
Marine	1.8	1.6
Diversified Financial Services	1.7	—
Energy Equipment & Services	1.5	—
Construction & Engineering	1.3	1.1
Computers & Peripherals	1.1	1.0
Food Products	0.7	0.4
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2015	December 31, 2014
United States	98.3%	99.3%
Germany	1.3	—
Canada	0.4	0.7
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, the Company agreed to co-invest with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. The Company and Cal Regents each have a 50% economic ownership of the Senior Credit Fund and each have subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers.

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

As of September 30, 2015, the Company and Cal Regents each had contributed $43,667 to the Senior Credit Fund. The Senior Credit Fund had total investments in senior secured debt at fair value of $258,511 and its portfolio was comprised of 20 first lien senior secured loans and one second lien senior secured loan, none of which was on non-accrual status. In addition, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $4,525.

As of December 31, 2014, the Company and Cal Regents each had contributed $25,000 to the Senior Credit Fund. The Senior Credit Fund had total investments at fair value of $111,168 and its portfolio was comprised of eight first lien senior secured loans, none of which was on non-accrual status.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Total senior secured debt (1)	$261,512	$113,157
Weighted average current interest rate on senior secured debt (2)	6.4%	6.8%
Number of borrowers in the Senior Credit Fund	20	8
Largest loan to a single borrower (1)	$23,865	$23,696

(1) At par amount.
(2) Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of September 30, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Aperture Group, LLC(+++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	$9,900	$9,859	$9,875
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,963	14,818	14,813
Compass Automotive Group, LLC(+) (1)	Auto Components	L + 8.50% (0.50% Floor) (Includes 1.5% PIK)	03/28/2019	9,314	9,239	9,267
ConvergeOne Holdings Corporation(+++) (1) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14,855	14,779	14,632
Crowne Group, LLC(+++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,850	14,723	14,776
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,940	11,828	11,910
DiscoverOrg, LLC(+++)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,900	7,863	7,861
Epicor RSG US Inc.(+++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,963	14,818	14,813
eResearchTechnology, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14,963	14,891	14,888
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,865	17,760	17,731
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	9,000	8,957	9,004
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,000	15,009	14,925
Lattice Semiconductor Corporation(+++) (2)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,197	11,968	11,465
Liquidnet Holdings, Inc.(+++) (1)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22,785	22,412	21,987
Motor Coach Industries, Inc.(+)	Automobiles	L + 6.50% (0.50% Floor)	09/26/2019	14,812	14,622	14,664
PGX Holdings, Inc.(++++) (1)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,357	14,265	14,286
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4,975	4,952	4,938
SkinnyPop Popcorn LLC(+++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,442	14,324	14,406
Veresen Midstream Limited Partnership(+)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	04/01/2022	10,945	10,716	10,904
Zep Inc.(+++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5,486	5,460	5,486

Total 1st Lien/Senior Secured Debt					253,263	252,631

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,888	5,880

Total 2nd Lien/Senior Secured Debt					5,888	5,880

Total Corporate Debt					259,151	258,511

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.03%(3)		4,525,202	$4,525	$4,525

Total Investments in Affiliated Money Market Fund					4,525	4,525

TOTAL INVESTMENTS					$263,676	$263,036

(+)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(++)

The interest rate on these loans is subject to a base rate plus 2 month LIBOR, which as of September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(+++)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(++++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(1)	Initial investment was purchased at fair value from the Company in October 2014.
(2)	Position or portion thereof unsettled as of September 30, 2015.
(3)	The rate shown is the annualized seven-day yield as of September 30, 2015.
L -	LIBOR
PIK -	Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2014

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Compass Automotive Group, LLC(+) (1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	$9,667	$9,574	$9,618
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9,950	9,902	9,900
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,963	14,818	14,663
Liquidnet Holdings, Inc.(++) (1) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,696	23,244	22,511
Motor Coach Industries, Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	15,000	14,775	14,775
OH Acquisition, LLC(+++) (1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	9,975	9,928	9,925
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14,906	14,799	14,888
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	15,000	14,857	14,888

Total 1st Lien/Senior Secured Debt					111,897	111,168

TOTAL INVESTMENTS					$111,897	$111,168

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

(1)	Investment was purchased from the Company.
(2)	The Company also holds a portion of the 1st lien/senior secured debt in this portfolio company.
L -	LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Selected Balance Sheet Information
Total investments, at fair value	$263,036	$111,168
Cash and other assets	7,147	6,723

Total assets	$270,183	$117,891

Debt	$173,031	$67,000
Other liabilities	10,407	1,637

Total liabilities	$183,438	$68,637

Members’ equity	86,745	49,254

Total liabilities and members’ equity	$270,183	$117,891

Below is selected statement of operations information for the Senior Credit Fund for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Selected Statement of Operations Information:
Total investment income	$4,355	$10,030

Expenses
Interest and credit facility expense	1,456	3,740
Excess loan origination and structuring fees	-	470
Professional fees	99	252
Administration and custodian fees	72	216
Other expenses	1	66

Total expenses	1,628	4,744

Total net income	2,727	5,286
Net realized gain (loss) on investments	-	50
Net change in unrealized appreciation (depreciation) on investments	(1,472)	89

Net increase (decrease) in members’ equity	$1,255	$5,425

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and credit facility expenses), such excess shall be paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and payable annually. For the three and nine months ended September 30, 2015, the Company accrued income of $0 and $446, respectively, based on loan origination and structuring fees payable from the Senior Credit Fund to the Company, which is included in other income from controlled affiliated investments on the Consolidated Statements of Operations.

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

Basis of Fair Value Measurement

Level 1 - Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 - Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

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

•    Current financial performance as compared to projected performance

•    Capitalization rates and multiples

•    Market yields implied by transactions of similar or related assets

•    Net asset value of underlying fund investments as a practical expedient where appropriate

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2015 and December 31, 2014. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2015[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of September 30, 2015
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt $259,690	Discounted cash flows: • Discount Rate	9.4% - 14.6% (11.6%)

	1st Lien/Last-Out Unitranche $278,186	Discounted cash flows: • Discount Rate	10.6% - 13% (11.9%)

	2nd Lien/Senior Secured Debt $177,361	Discounted cash flows: • Discount Rate	9.2% - 14.2% (12.1%)
Equity	Preferred Stock $24,891	Discounted cash flows: • Discount Rate Comparable multiples: • EV/EBITDA[5] • EV/Production[6]	10% - 12% (11.8%) 2.9x - 8.9x (5.1x) $13 - $41 ($26)

[1]

Included within Level 3 Assets of $1,042,270 is an amount of $302,142 in which the Investment Adviser did not develop the unobservable inputs (examples include but are not limited to single source broker quotations, third party pricing, prior transactions, and NAV statements).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2015 and December 31, 2014. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2015:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$—	$60,255	$360,566	$420,821
1st Lien/Last-Out Unitranche	—	—	304,937	304,937
2nd Lien/Senior Secured Debt	—	44,320	298,503	342,823
Preferred Stock	—	—	24,891	24,891
Common Stock	—	—	10,000	10,000
Investment Funds & Vehicles[1]	—	—	43,373	43,373
Affiliated Money Market Fund	3,500	—	—	3,500

Total assets	$3,500	$104,575	$1,042,270	$1,150,345

[1]	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$–	$58,268	$176,931	$235,199
1st Lien/Last-Out Unitranche	–	–	275,567	275,567
2nd Lien/Senior Secured Debt	–	47,023	304,541	351,564
Preferred Stock	–	–	26,358	26,358
Common Stock	–	–	632	632
Investment Funds & Vehicles[1]	–	–	24,627	24,627
Affiliated Money Market Fund	29,568	–	–	29,568

Total assets	$29,568	$105,291	$808,656	$943,515

[1]	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2015:

Level 3	Beginning Balance as of January 1, 2015	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2015

1st Lien/Senior Secured Debt	$176,931	$201,262	$(98)	$1,791	$(20,135)	$815	$-	$-	$360,566
1st Lien/Last-Out Unitranche	275,567	36,496	-	(204)	(7,823)	901	-	-	304,937
2nd Lien/Senior Secured Debt	304,541	47,923	-	(4,605)	(51,000)	1,644	-	-	298,503
Preferred Stock	26,358	308	-	(1,775)	-	-	-	-	24,891
Common Stock	632	10,000	-	(632)	-	-	-	-	10,000
Investment Funds & Vehicles	24,627	18,667	-	79	-	-	-	-	43,373

Total assets	$808,656	$314,656	$(98)	$(5,346)	$(78,958)	$3,360	$-	$-	$1,042,270

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2015 totaled $(3,973) consisting of the following: 1st Lien/Senior Secured Debt $1,660, 1st Lien/Last-Out Unitranche $(204), 2nd Lien/Senior Secured Debt $(3,101), Preferred Stock $(1,775), Common Stock $(632), and Investment Funds & Vehicles $79.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2014:

Level 3	Beginning Balance as of January 1, 2014	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2014

1st Lien/Senior Secured Debt	$76,700	$165,051	$(11)	$(1,765)	$(40,870)	$250	$–	$–	$199,355
1st Lien/Last-Out Unitranche	32,241	118,655	–	(388)	(440)	199	–	–	150,267
2nd Lien/Senior Secured Debt	179,056	111,734	–	3,502	(23,145)	399	–	–	271,546
Unsecured Debt – Fixed	4,446	–	–	–	(4,446)	–	–	–	–
Preferred Stock	20,560	5,101	–	2,141	–	–	–	–	27,802
Common Stock	–	4,446	–	(3,644)	–	–	–	–	802

Total assets	$313,003	$404,987	$(11)	$(154)	$(68,901)	$848	$–	$–	$649,772

(1)	Purchases may include securities received in corporate actions. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets and liabilities still held at September 30, 2014 totaled $(154), consisting of the following: 1st Lien/Senior Secured Debt $(1,765), 1st Lien/Last-Out Unitranche $(388), 2nd Lien/Senior Secured Debt $3,502, Preferred Stock $2,141 and Common Stock $(3,644).

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy as of September 30, 2015 and December 31, 2014, approximates its carrying value.

6.        DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2015 and December 31, 2014, the Company’s outstanding borrowings were $447,000 and $350,000, respectively, and the Company’s asset coverage ratio was 2.57 to 1 and 2.64 to 1, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a revolving credit facility (as amended, the “Revolving Credit Facility”) with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. Effective October 3, 2014 the Company entered into an amendment to the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount of $340,000 to $485,000 on a committed basis, increase the size of the uncommitted accordion amount of $160,000 to $415,000, extend the maturity date from September 19, 2017 to October 3, 2019 and reduce the interest rate for borrowings. In January 2015, the Company exercised a portion of the accordion feature and increased the size of the Revolving Credit Facility to $535,000, and in March 2015, exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $560,000. The remaining available balance under the accordion feature is $340,000.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $458,025, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2015, the Company was in compliance with these covenants.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus 2.25% with no LIBOR floor or (ii) 1.25% plus an alternate base rate based on the highest of the Prime Rate, the Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on October 3, 2019.

Costs of $6,795 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Borrowing interest expense	$2,568	$845	$6,114	$921
Facility fees	190	258	674	888
Amortization of financing costs	295	252	868	750

Total	$3,053	$1,355	$7,656	$2,559

Weighted average interest rate	2.47%	2.69%	2.47%	2.69%
Average outstanding balance	412,304	122,652	331,608	45,114

7.        COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. The Company had the following unfunded commitments by investment types through the dates indicated:

	September 30, 2015			December 31, 2014
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)

1st Lien/Senior Secured Debt
Bolttech Mannings, Inc.	12/31/15	$10,534	$(213)	12/31/15	$10,534	$(213)
Legacy Buyer Corp.	10/24/19	2,500	(37)	10/24/19	2,500	(50)
NTS Communications, Inc.	-	-	-	06/06/19	500	-
Perfect Commerce, LLC	12/31/15	4,430	-	-	-	-
Vexos, Inc.	-	-	-	08/31/15	5,000	(100)
US Med Acquisition, Inc.	11/12/15	1,675	-	-	-	-

Total 1st Lien/Senior Secured Debt		19,139	(250)		18,534	(363)
1st Lien/Last-Out Unitranche
Associations, Inc.	12/22/18	6,197	(108)	12/22/18	13,002	(260)

Total 1st Lien/Last-Out Unitranche		6,197	(108)		13,002	(260)
2nd Lien/Senior Secured Debt
iFly Holdings LLC	12/31/15	24,500	125	04/08/15	9,800	25

Total 2nd Lien/Senior Secured Debt		24,500	125		9,800	25
Total		$49,836	$(233)		$41,336	$(598)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity date.

(2)	Net of capitalized fees, expenses, and original issue discounts.
(3)

A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

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

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share

February 25, 2015	March 31, 2015	April 30, 2015	$0.45
May 13, 2015	June 30, 2015	July 15, 2015	$0.45
August 4, 2015	September 30, 2015	October 15, 2015	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share

March 28, 2014	March 17, 2014	April 30, 2014	$0.33
June 27, 2014	June 17, 2014	July 31, 2014	$0.41
September 29, 2014	September 24, 2014	October 31, 2014	$0.42

Dividend Reinvestment Plan

Concurrent with the IPO, the Company adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The following table summarizes shares issued pursuant to the dividend reinvestment plan to stockholders who have not opted out of the dividend reinvestment plan during the nine months ended September 30, 2015.

Date Declared	Record Date	Date Shares Issued	Shares Issued

February 25, 2015	March 31, 2015	April 30, 2015	6,982
May 13, 2015	June 30, 2015	July 15, 2015	5,336

Tender Offers

Prior to the IPO, each quarter, beginning with the calendar quarter ended December 31, 2013, the Board of Directors, in its sole discretion, determined the number of shares, if any that the Company would offer to repurchase (the “Tender Offer Amount”). The quarterly Tender Offer Amount could be up to 5% of the total number of shares outstanding on the date by which a stockholder could tender its shares in response to the Company’s offer to repurchase shares (“Tender Offer”). The Company repurchased shares at NAV per share of the Company at the end of the quarter.

For the nine months ended September 30, 2014, the Company extended the following Tender Offers:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to be Repurchased	Amount of Shares the Company Offered to Repurchase	Number of Shares Tendered by Group Inc.	Number of Shares Tendered by Other Stockholders	Total Number of Shares Tendered

March 18, 2014	5%	1,519,506	136,498	551,250	687,748

June 18, 2014	5%	1,485,118	47,666	192,500	240,166

September 25, 2014	2%	589,244	8,662	34,983	43,645

The Company did not conduct a Tender Offer for the nine months ended September 30, 2015.

9.     EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$13,483	$11,255	$45,441	$33,146

Denominator for basic and diluted earnings per share - weighted average shares outstanding	36,292,619	29,461,726	34,270,102	29,844,602
Basic and diluted earnings per share	$0.37	$0.38	$1.33	$1.11

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.     FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2015 and September 30, 2014:

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Per Share Data:(1)
Net asset value, beginning of period	$19.56	$20.00
Net investment income (loss)	1.52	1.18
Net realized and unrealized gains (losses)	(0.26)	(0.07)

Net increase (decrease) in net assets resulting from operations	1.26	1.11

Cost of issuance of common stock, net of underwriting and offering costs	(0.09)	—
Distributions declared from net investment income(2)	(1.34)	(1.16)
Distributions declared from net realized gains(2)	(0.01)	—

Total increase (decrease) in net assets	(0.18)	(0.05)

Net asset value, end of period	$19.38	$19.95

Market price, end of period	$18.41	N.A.

Shares outstanding, end of period	36,293,445	29,418,555
Total return based on net asset value(3)	5.71%	5.64%
Total return based on market value(4)	(1.79)%	N.A.

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$703,539	$587,044
Ratio of expenses (without incentive fees and interest and credit facility expenses) to average net assets(5)	3.00%	2.07%
Ratio of interest and credit facility expenses to average net assets(6)	1.54%	0.57%
Ratio of incentive fees to average net assets(6)	2.29%	0.25%
Ratio of total expenses to average net assets(5)	6.83%	2.89%
Ratio of net investment income to average net assets(5)(7)	10.51%	8.02%
Portfolio turnover	8%	21%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $20.00 per share.

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the nine months ended September 30, 2015, annualized except for certain other income fees earned.

11.     SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

During October 2015, Goldman Sachs purchased 124,008 shares of the Company’s common stock pursuant to the 10b5-1 Plan.

On November 3, 2015, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about January 28, 2016 to holders of record as of December 31, 2015.

In November 2015, the Company entered into an amendment to the Revolving Credit Facility to, among other things, increase the size from $560,000 to $570,000, reduce the interest rate from LIBOR plus 2.25% to either LIBOR plus 1.75%, or LIBOR plus 2.00%, subject to borrowing base conditions, extend the final maturity date to November 4, 2020, and increase the total borrowing capacity to a maximum of $1,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. Since our formation in 2012 through September 30, 2015, we have originated more than $1.60 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche (“unitranche”) and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. Unitranche loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2015 and December 31, 2014, our portfolio (excluding our investment in a money market fund managed by an affiliate of The Goldman Sachs Group, Inc. (“Group Inc.”) of $3.50 million and $29.57 million, respectively), consisted of the following:

	As of
	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$426.93	$420.82	36.7%	$244.59	$235.20	25.7%
First Lien/Last-Out Unitranche	305.89	304.94	26.6	276.32	275.57	30.2
Second Lien/Senior Secured Debt	350.77	342.83	29.9	352.14	351.56	38.4
Preferred Stock	25.51	24.89	2.1	25.20	26.36	2.9
Common Stock	14.45	10.00	0.9	4.45	0.63	0.1
Investment Funds & Vehicles	43.67	43.37	3.8	25.00	24.63	2.7

Total Investments	$1,167.22	$1,146.85	100.0%	$927.70	$913.95	100.0%

As of September 30, 2015 and December 31, 2014, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value (both of which include interest income and amortization of fees and discounts) were as follows:

	As of
	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield
First Lien/Senior Secured Debt	10.5%	11.1%	11.2%	12.3%
First Lien/Last-Out Unitranche	10.9%	11.0%	10.9%	11.0%
Second Lien/Senior Secured Debt	11.0%	11.5%	11.2%	11.2%
Preferred Stock	9.7%	10.0%	9.7%	9.3%
Common Stock	0.0%	0.0%	0.0%	0.0%
Investment Funds & Vehicles(1)	12.5%	12.4%	5.0%	5.0%
Total Portfolio	10.7%	11.1%	10.9%	11.2%
(1)

Computed by annualizing the net investment income earned from the Senior Credit Fund for the nine months ending September 30, 2015, which may include dividend income and loan origination and structuring fees divided by our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Number of portfolio companies	40	34
Percentage of debt bearing a floating rate (1)	87.6%	85.0%
Percentage of debt bearing a fixed rate (1) (2)	12.4%	15.0%
Weighted average leverage (net debt/EBITDA)(3)	4.4x	4.1x
Weighted average interest coverage(3)	2.9x	2.9x
Median EBITDA(3)	$27.67 million	$40.20 million
(1)	Measured on a fair value basis.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of our debt investments (net of cash) into its portfolio companies as a multiple of EBITDA. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our portfolio companies’ EBITDA as a multiple of interest expense. Portfolio company statistics have been calculated as a percentage of debt investments and income producing preferred investments, including the underlying debt investments in the Senior Credit Fund and excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported quarter end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our investment adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), on the 1 to 4 grading scale as of September 30, 2015 and December 31, 2014.

	As of
	September 30, 2015		December 31, 2014
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$22.87	2.0%	$11.44	1.2%
Grade 2	1,034.40	90.2	843.44	92.3
Grade 3	89.58	7.8	59.07	6.5
Grade 4	-	-	-	-

Total Investments	$1,146.85	100.0%	$913.95	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2015 and December 31, 2014.

	As of
	September 30, 2015		December 31, 2014
	Amortized Cost	Percentage at Amortized Cost	Amortized Cost	Percentage at Amortized Cost
	(in millions)		(in millions)
Performing	$1,167.22	100.0%	$927.70	100.0%
Non-accrual	-	-	-	-

Total Investments	$1,167.22	100.0%	$927.70	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2015 and 2014 by investment type:

	For the Three Months Ended
	September 30, 2015	September 30, 2014
	($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$114.17	$81.36
First Lien/Last-Out Unitranche	29.69	73.58
Second Lien/Senior Secured Debt	44.10	80.27
Preferred Stock	-	-
Common Stock	10.00	-
Investment Funds & Vehicles	5.50	-

Total	$203.46	$235.21

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$17.46	$21.01
First Lien/Last-Out Unitranche	0.43	0.22
Second Lien/Senior Secured Debt	40.00	3.47
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	-	-

Total	$57.89	$24.70

Net increase (decrease) in portfolio	$145.57	$210.51

Number of new investment commitments in new portfolio companies(2)	4	9
Total new investment commitment amount in new portfolio companies(2)	$160.72	$206.94
Average new investment commitment amount in new portfolio companies(2)	$40.18	$22.99
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	5.2	4.8
Number of new investment commitments in existing portfolio companies(2)	3	3
Total new investment commitment amount in existing portfolio companies(2)	$42.74	$28.27
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%	88.9%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)(4)	0.0%	11.1%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	9.1%	9.6%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.1%	7.5%
Weighted average stated interest rate on investments sold or paid down	10.9%	7.7%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Total investment income	$32.90	$19.08	$86.58	$48.92
Net expenses	(12.12)	(6.66)	(34.16)	(13.58)

Net investment income (loss) before taxes	20.78	12.42	52.42	35.34
Excise tax expense	(0.18)	-	(0.26)	-

Net investment income (loss) after taxes	20.60	12.42	52.16	35.34
Net realized gain (loss) on investments	(0.10)	0.74	(0.10)	(1.45)
Net unrealized appreciation (depreciation) on investments	(7.02)	(1.90)	(6.62)	(0.74)

Net increase in net assets resulting from operations	$13.48	$11.26	$45.44	$33.15

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Interest	$30.28	$18.42	$80.48	$46.54
Dividend income	1.98	0.61	4.49	2.27
Other income	0.64	0.05	1.61	0.11

Total investment income	$32.90	$19.08	$86.58	$48.92

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $18.42 million for the three months ended September 30, 2014 to $30.28 million for the three months ended September 30, 2015, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $824.31 million to $1,167.22 million from September 30, 2014 to September 30, 2015. Included in interest, for the three months ended September 30, 2015 and September 30, 2014, is $0.80 million and $0.00 million, respectively, in prepayment premium, and $0.90 million and $0.02 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $46.54 million for the nine months ended September 30, 2014 to $80.48 million for the nine months ended September 30, 2015, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $824.31 million to $1,167.22 million from September 30, 2014 to September 30, 2015. Included in interest, for the nine months ended September 30, 2015 and September 30, 2014, is $1.38 million and $0.44 million, respectively, in prepayment premiums, and $1.28 million and $0.87 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $0.61 million for the three months ended September 30, 2014 to $1.98 million for the three months ended September 30, 2015 primarily as a result of distributions by the Senior Credit Fund during the three months ended September 30, 2015. The Senior Credit Fund commenced operations on October 1, 2014, and as such, there were no such distributions for the three months ended September 30, 2014 (see “Senior Credit Fund, LLC” below for further detail).

Dividend income increased from $2.27 million for the nine months ended September 30, 2014 to $4.49 million for the nine months ended September 30, 2015 primarily as a result of distributions by the Senior Credit Fund, during the nine months ended September 30, 2015. The Senior Credit Fund commenced operations on October 1, 2014, and as such, there were no such distributions for the nine months ended September 30, 2014 (see “Senior Credit Fund, LLC” below for further detail).

Other income

Other income increased from $0.05 million for the three months ended September 30, 2014 to $0.64 million for the three months ended September 30, 2015 primarily as a result of excess loan origination fee income earned from the Senior Credit Fund during the three months ended September 30, 2015. In addition, we earned higher commitment and administrative agent fees during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Other income increased from $0.11 million for the nine months ended September 30, 2014 to $1.61 million for the nine months ended September 30, 2015 primarily as a result of excess loan origination fee income earned from the Senior Credit Fund during the nine months ended September 30, 2015. In addition, we earned higher commitment and administrative agent fees during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Interest and credit facility expense	$3.05	$1.36	$7.66	$2.56
Management fees	4.09	2.74	11.20	6.74
Incentive fees	3.52	1.50	11.43	1.50
Professional fees	0.94	0.62	2.06	1.49
Administration and custodian fees	0.21	0.19	0.64	0.61
Directors’ fees	0.17	0.09	0.44	0.30
Other expenses	0.14	0.16	0.73	0.38

Total expenses	$12.12	$6.66	$34.16	$13.58

Interest and credit facility expense

Interest and credit facility expense increased from $1.36 million for the three months ended September 30, 2014 to $3.05 million for the three months ended September 30, 2015 primarily due to an increase in the average daily borrowings from $122.65 million to $412.30 million.

Interest and credit facility expense increased from $2.56 million for the nine months ended September 30, 2014 to $7.66 million for the nine months ended September 30, 2015 primarily due to an increase in the average daily borrowings from $45.11 million to $331.61 million.

Management Fees and Incentive Fees

Management Fees increased from $2.74 million for the three months ended September 30, 2014 to $4.09 million for the three months ended September 30, 2015 as the result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $1.50 million for the three months ended September 30, 2014 to $3.52 million for the three months ended September 30, 2015.

Management Fees increased from $6.74 million for the nine months ended September 30, 2014 to $11.20 million for the nine months ended September 30, 2015 as the result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $1.50 million for the nine months ended September 30, 2014 to $11.43 million for the nine months ended September 30, 2015.

Professional and other general and administrative expenses

Professional fees increased from $0.62 million for the three months ended September 30, 2014 to $0.94 million for the three months ended September 30, 2015; and other general and administrative expenses increased from $0.44 million for the three months ended September 30, 2014 to $0.52 million for the three months ended September 30, 2015. Both increases are due to the increase in costs associated with servicing a larger investment portfolio.

Professional fees increased from $1.49 million for the nine months ended September 30, 2014 to $2.06 million for the nine months ended September 30, 2015; and other general and administrative expenses increased from $1.29 million for the nine months ended September 30, 2014 to $1.81 million for the nine months ended September 30, 2015. Both increases are due to the increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Fairpoint Communications, Inc.	$-	$0.72	$-	$0.72
Liquidnet Holdings, Inc.	(0.10)	-	(0.10)	-
Lone Pine Resources CDA, Ltd	-	-	-	(2.48)
Molycorp, Inc	-	-	-	0.29
Other, net	-	0.02	-	0.02

Net realized gain (loss)	$(0.10)	$0.74	$(0.10)	$(1.45)

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on our portfolio companies for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Change in unrealized appreciation	$3.15	$4.62	$6.95	$8.04
Change in unrealized depreciation	(10.17)	(6.52)	(13.57)	(8.78)

Net change in unrealized appreciation (depreciation) on investments	$(7.02)	$(1.90)	$(6.62)	$(0.74)

The change in unrealized appreciation (depreciation) on portfolio companies for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in millions)
Portfolio Company:
Answers Corporation	$-	$0.14	$-	$0.77
Artesyn Embedded Technologies, Inc.	0.10	0.20	1.00	(1.15)
Avenue Stores, LLC	0.80	-	0.96	-
Bolttech Mannings, Inc.	(0.16)	(0.54)	(0.11)	(0.78)
Crowley Holdings Preferred LLC	-	-	-	(0.56)
Dispensing Dynamics International	(1.47)	(0.24)	(1.37)	0.13
Extraction Oil & Gas Holdings, LLC	(0.13)	0.52	(0.15)	0.51
Fairpoint Communications, Inc.	-	(1.02)	-	(1.01)
Global Tel*Link Corporation	(0.30)	(0.08)	(1.05)	1.36
Heligear Acquisition Co.	0.42	-	0.48	-
Highwinds Capital, Inc.	(0.04)	1.08	(0.10)	1.03
Hunter Defense Technologies, Inc.	(0.04)	1.66	-	1.66
Hutchinson Technology, Inc.	(0.12)	0.79	(0.32)	0.60
Infinity Sales Group	0.65	(0.97)	0.95	(1.02)
IPC Systems, Inc.	-	(0.02)	(0.65)	0.15
Iracore International Holdings, Inc.	(1.33)	(1.35)	1.87	(1.40)
Lone Pine Resources CDA, Ltd.	(0.81)	(0.88)	(2.41)	1.52
NTS Communications, Inc.	(0.04)	(0.03)	(0.59)	(0.05)
Orchard Brands Corporation	(0.78)	(0.03)	(0.86)	(0.10)
P2 Upstream Acquisition Co.	(0.49)	-	(0.71)	-
Pro-Pet, LLC	(0.09)	-	(0.85)	-
Reddy Ice Corporation	(2.24)	(0.15)	(2.21)	(0.94)
Securus Technologies Holdings, Inc.	(0.98)	(0.46)	(1.72)	-
Senior Credit Fund, LLC	(0.74)	-	0.08	-
TriNet Group, Inc	-	-	-	(0.52)
US Med Acquisition, Inc.	0.65	-	0.65	-
Washington Inventory Service	0.01	0.01	(0.07)	(0.57)
Other, net	0.11	(0.53)	0.56	(0.37)

Total	$(7.02)	$(1.90)	$(6.62)	$(0.74)

(1)

For the three and nine months ended September 30, 2015, other, net includes gross unrealized appreciation of $0.52 million and $0.96 million, respectively and gross unrealized depreciation of $(0.41) million and $(0.40) million, respectively. For the three and nine months ended September 30, 2014, other, net includes gross unrealized depreciation of $(0.53) million and $(0.37) million, respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, we agreed to co-invest with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, SPV I, primarily in senior secured loans to middle-market companies. We and Cal Regents each have a 50% economic ownership of the Senior Credit Fund and each have subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

Selected Financial Data

As of September 30, 2015, we and Cal Regents each had contributed $43.67 million to the Senior Credit Fund. The Senior Credit Fund’s portfolio as of September 30, 2015 was comprised of 20 first lien senior secured loans and one second lien senior secured loan to U.S. middle-market companies, none of which were on non-accrual status, at an aggregate fair value of $252.63 million and $5.88 million, respectively. In addition, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. for a total of $4.53 million.

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

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.), followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014

Number of portfolio companies	20	8
Total senior secured debt(1)	$261.51 million	$113.16 million
Largest loan to a single borrower(1)	$23.87 million	$23.70 million
Weighted average current interest rate on senior secured debt(2)	6.4%	6.8%
Percentage of debt bearing a floating rate (3)	100.0%	100.0%
Percentage of debt bearing a fixed rate (3)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(4)	3.3x	2.4x
Weighted average interest coverage(4)	3.8x	4.3x
Median EBITDA(4)	$71.25 million	$54.94 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of the Senior Credit Fund’s debt investments (net of cash) into its portfolio companies as a multiple of EBITDA. The weighted average interest coverage ratio (EBITDA to total interest expense) of the Senior Credit Fund’s portfolio companies reflects the Senior Credit Fund’s portfolio companies’ EBITDA as a multiple of interest expense. Portfolio company statistics have been calculated as a percentage of debt investments and income producing preferred investments, including the underlying debt investments in the Senior Credit Fund and excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported quarter end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of September 30, 2015
Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

				(in millions)
1st Lien/Senior Secured Debt
Aperture Group, LLC(+++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	$9.90	$9.86	$9.87
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.96	14.82	14.81
Compass Automotive Group, LLC(+++) (1)	Auto Components	L + 8.50% (0.50% Floor) (Includes 1.5% PIK)	03/28/2019	9.31	9.24	9.27
ConvergeOne Holdings Corporation(+++) (1) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14.85	14.78	14.63
Crowne Group, LLC(+++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.85	14.72	14.78
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.94	11.83	11.91
DiscoverOrg, LLC(+++)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.90	7.86	7.86
Epicor RSG US Inc.(+++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.96	14.82	14.81
eResearchTechnology, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14.96	14.89	14.89

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

				(in millions)
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.86	17.76	17.73
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	9.00	8.96	9.00
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.00	15.01	14.93
Lattice Semiconductor Corporation(+++) (2)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.20	11.97	11.46
Liquidnet Holdings, Inc.(+++) (1)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22.79	22.41	21.99
Motor Coach Industries, Inc.(+)	Automobiles	L + 6.50% (0.50% Floor)	09/26/2019	14.81	14.62	14.66
PGX Holdings, Inc.(++++) (1)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.36	14.26	14.29
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4.98	4.95	4.94
SkinnyPop Popcorn LLC(+++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.44	14.32	14.41
Veresen Midstream Limited Partnership(+)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	04/01/2022	10.95	10.72	10.90
Zep Inc.(+++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5.49	5.46	5.49

Total 1st Lien/Senior Secured Debt					253.26	252.63

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++++)	IT Service	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.88

Total 2nd Lien/Senior Secured Debt					5.89	5.88

Total Corporate Debt					$259.15	$258.51

(+)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(++)

The interest rate on these loans is subject to a base rate plus 2 month LIBOR, which as of September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(+++)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(++++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at September 30, 2015, the prevailing rate in effect as of September 30, 2015 was the base rate plus the LIBOR floor.

(1)	Initial investment was purchased at fair value from us in October 2014.
(2)	Position or portion thereof unsettled as of September 30, 2015.

L – LIBOR

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2014

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

				(in millions)
1st Lien/Senior Secured Debt
Compass Automotive Group, LLC(+)(1)	Auto Components	L + 6.75% (0.75% Floor)	03/28/2019	$9.67	$9.57	$9.62
ConvergeOne Holdings Corporation(++)(1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	9.95	9.90	9.90
Crowne Group, LLC(++)(1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.96	14.82	14.66
Liquidnet Holdings, Inc(++)(1)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.70	23.24	22.51
Motor Coach Industries Inc.(+)	Automobiles	L + 7.50% (0.50% Floor)	09/26/2019	15.00	14.78	14.78
OH Acquisition, LLC(+++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	9.98	9.93	9.92
PGX Holdings, Inc.(+++)(1)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	14.90	14.80	14.89
SkinnyPop Popcorn LLC(++)(1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	15.00	14.86	14.89

Total 1st Lien/Senior Secured Debt					$111.90	$111.17

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

(1)	Investment was purchased from us.
(2)	We also held a portion of the first lien senior secured debt in this portfolio company.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$263.04	$111.17
Cash and other assets	7.14	6.72

Total assets	$270.18	$117.89

Debt	$173.03	$67.00
Other liabilities	10.41	1.64

Total liabilities	$183.44	$68.64

Members’ equity	$86.74	$49.25

Total liabilities and members’ equity	$270.18	$117.89

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in millions)
Selected Statement of Operations Information
Total investment income	$4.36	$10.03

Expenses
Interest and credit facility expense	1.46	3.74
Excess loan origination and structuring fees	—	0.47
Professional fees	0.10	0.25
Administration and custodian fees	0.07	0.21
Other expenses	—	0.07

Total expenses	1.63	4.74

Net investment income (loss) after taxes	2.73	5.29

Net realized gain (loss) on investments	—	0.05
Net unrealized appreciation (depreciation) on investments	(1.47)	0.09

Net increase in members’ equity	$1.26	$5.43

Debt

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of us and Cal Regents. As of September 30, 2015, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $50.00 million. The summary information of the Subscription Facility for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	($ in millions)
Borrowing interest expense	$0.27	$0.79
Facility fees	-	-
Amortization of financing costs	0.09	0.27
Total	$0.36	$1.06
Weighted average interest rate	2.1%	2.1%
Average outstanding balance	$50.00	$50.00

SPV I has entered into a revolving credit and term loan facility (collectively, the “Warehouse Facility”) with Bleacher Finance 1 Limited as lender, and with Natixis, as the facility agent. The Warehouse Facility provides for borrowings in an aggregate amount up to $200.00 million on a committed basis. The Warehouse Facility includes an uncommitted accordion feature that allows SPV I, under certain circumstances, to increase the size of the Warehouse Facility up to $400.00 million. As of September 30, 2015, the Senior Credit Fund’s outstanding borrowings under the Warehouse Facility were $123.03 million. The summary information of the Warehouse Facility for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	($ in millions)
Borrowing interest expense	$0.83	$1.67
Facility fees	0.16	0.70
Amortization of financing costs	0.11	0.31
Total	$1.10	$2.68
Weighted average interest rate	2.7%	2.7%
Average outstanding balance	$120.86	$81.66

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We will generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2015 and December 31, 2014, our asset coverage ratio was 2.57 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2015, we had cash of approximately $11.72 million, an increase of $8.61 million from December 31, 2014. In addition, as of September 30, 2015, we had an investment in a money market fund managed by an affiliate of Group Inc. of $3.50 million, a decrease of $26.10 from December 31, 2014. Cash used by operating activities for the nine months ended September 30, 2015 was approximately $178.47 million, primarily driven by purchases of investments of $314.35 million and other operating activities of $14.59 million, partially offset by an increase in net assets resulting from operations of $45.44 million, proceeds from sales and principal repayments of $78.96 million, and proceeds from the net sale of investments in the affiliated money market fund of $26.07 million. Cash provided by financing activities was approximately $181.58 million, which was the result of proceeds from the issuance of common stock (net of underwriting costs) of $135.11 million and borrowings on debt of $285.00 million, partially offset by repayments on debt of $188.00 million, distributions paid of $47.49 million, and other financing activities of $ 3.04 million. In addition, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or warehouse facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary.

Prior to our initial public offering (the “IPO”), each quarter, beginning with the calendar quarter ended December 31, 2013, the Board of Directors, in its sole discretion, determined the number of shares, if any, that we would offer to repurchase (the “Tender Offer Amount”). The quarterly Tender Offer Amount could be up to 5% of the total number of shares outstanding on the date by which a stockholder could tender its shares in response to our offer to repurchase shares (“Tender Offer”). We repurchased our shares at NAV per share at the end of the quarter. For the nine months ended September 30, 2014, investors tendered an aggregate of 971,559 shares for which they received approximately $19.41 million. For this period, to maintain its ownership percentage, Group Inc. tendered an aggregate of 192,826 shares of common stock for which it received approximately $3.85 million. Investors other than Group Inc. tendered an aggregate of 778,733 shares of common stock for which they received approximately $15.56 million. We did not conduct a Tender Offer for the nine months ended September 30, 2015. We do not expect to conduct Tender Offers in the future.

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

10b5-1 Plan

Goldman Sachs has adopted a 10b5-1 plan (the “10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which Goldman Sachs will buy in the open market up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. Purchases under the 10b5-1 Plan will end on the earlier of (i) the date on which all the capital committed to the plan has been exhausted and (ii) March 18, 2016, subject to certain conditions. The 10b5-1 Plan requires Goldman Sachs to purchase shares of the Company’s common stock when the market price per share is below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman Sachs pursuant to the 10b5-1 Plan is intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Under the 10b5-1 Plan, Goldman Sachs will increase the volume of purchases made as the price of our common stock declines below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by Goldman Sachs under the 10b5-1 Plan may result in the price of our common stock being higher than the price that otherwise might exist in the open market. Stockholders subject to lock-up restrictions in connection with the IPO are not eligible to have their shares repurchased pursuant to the 10b5-1 Plan for the period that they are subject to lock-up. For the nine months ended September 30, 2015, Goldman Sachs purchased 41,098 shares of our common stock pursuant to the 10b5-1 Plan.

Common Stock Repurchase Plan

Our Board of Directors has approved the common stock repurchase plan (the “Company Repurchase Plan”), pursuant to which we may purchase up to $35.00 million of our common stock in the open market during open trading periods. The Company Repurchase Plan will not begin until capital committed to the 10b5-1 Plan has been exhausted and will expire on March 18, 2016, subject to renewal. The Company Repurchase Plan does not obligate us to purchase any shares of common stock and may be discontinued at any time. Purchases of our common stock in the open market pursuant to the Company Repurchase Plan will be subject to certain conditions and conducted in accordance with Rule 10b-18 under the Exchange Act and other applicable securities laws and regulations that set certain restrictions on the method, timing, price and volume of stock repurchases. Stockholders subject to lock-up restrictions in connection with the IPO will not be eligible to have their shares repurchased pursuant to the Company Repurchase Plan for the period that they are subject to lock-up. For the nine months ended September 30, 2015, we did not repurchase any stock pursuant to the Company Repurchase Plan.

Dividend Reinvestment Plan

Concurrent with the IPO, we adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors authorizes and declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman Sachs has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 10b5-1 Plan. The following table summarizes shares issued pursuant to the dividend reinvestment plan to stockholders who have not opted out of the plan during the nine months ended September 30, 2015.

Date Declared	Record Date	Date Shares Issued	Shares Issued

February 25, 2015	March 31, 2015	April 30, 2015	6,982
May 13, 2015	June 30, 2015	July 15, 2015	5,336

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

The following table shows our contractual obligations as of September 30, 2015:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$447.00	$–	$–	$447.00	$–

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. SunTrust Bank serves as the administrative agent and Bank of America, N.A. serves as syndication agent, under the Revolving Credit Facility. Effective October 3, 2014, we entered into an amendment to the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount of $340.00 million to $485.00 million on a committed basis, increase the size of the uncommitted accordion amount from $160.00 million to $415.00 million, extend the maturity date from September 19, 2017 to October 3, 2019 and reduce the interest rate on borrowings. In January 2015, we exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $535.00 million and, in March 2015, we exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $560.00 million. The remaining available balance under the accordion is $340.00 million.

The Revolving Credit Facility may be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) at either: (i) LIBOR plus 2.25% with no LIBOR floor or (ii) 1.25% plus an alternate base rate based on the highest of the Prime Rate, the Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. We may make this election at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. We also pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. As of September 30, 2015, there was $447.00 million of outstanding borrowings under the Revolving Credit Facility. We could borrow all remaining capacity and continue to be in compliance with the covenants governing the Revolving Credit Facility.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $458.03 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of September 30, 2015, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

HEDGING

To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our investment adviser has claimed no-action relief from the Commodity Futures Trading Commission (the “CFTC”) regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, which means that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. As of September 30, 2015, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$19.14	$18.54
First Lien/Last-Out Unitranche	6.20	13.00
Second Lien/Senior Secured Debt	24.50	9.80

Total	$49.84	$41.34

RECENT DEVELOPMENTS

During October 2015, Goldman Sachs purchased 124,008 shares of our common stock pursuant to the 10b5-1 Plan.

On November 3, 2015, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about January 28, 2016 to holders of record as of December 31, 2015.

In November 2015, we entered into an amendment to the Revolving Credit Facility to, among other things, increase the size from $560.00 million to $570.00 million, reduce the interest rate from LIBOR plus 2.25% to either LIBOR plus 1.75%, or LIBOR plus 2.00%, subject to borrowing base conditions, extend the final maturity date to November 4, 2020, and increase the total borrowing capacity to a maximum of $1,000.00 million.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

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

(5)

The Audit Committee of our Board of Directors reviews valuation information provided by the GSAM Valuation Committee, our investment adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

Our Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of our investments in good faith, based on the input of our investment adviser, the Independent Valuation Advisors and the Audit Committee.

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

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. For additional information, see Note 2 (“Significant Accounting Policies”) to our unaudited consolidated financial statements included in this report and in our audited financial statements as of and for the year ended December 31, 2014, included in Pre-Effective Amendment No. 9 to our Registration Statement on Form N-2, which was filed with the SEC on March 10, 2015.

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

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its distribution automatically reinvested in additional shares of our common stock rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman, Sachs & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 10b5-1 Plan.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

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

As of September 30, 2015, on a fair value basis, approximately 12.4% of our debt investments bear interest at a fixed rate (including income producing preferred stock investments) and approximately 87.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2015 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$ 19.20	$ (12.52)	$ 6.68
Up 200 basis points	10.55	(8.34)	2.21
Up 100 basis points	1.95	(4.17)	(2.22)
Down 100 basis points	0.01	0.81	0.82
Down 200 basis points	0.01	0.81	0.82
Down 300 basis points	0.01	0.81	0.82

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

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, our portfolio companies may, from time to time, experience the impact of inflation on their operating results.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that we meet our disclosure obligations. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. Management did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Dollar value of shares that may yet be purchased under the plans or programs
July 1, 2015 – July 31, 2015	-	-	-	-
August 1, 2015 – August 31, 2015	200	$17.42	200	$24,996,516
September 1, 2015 – September 30, 2015	40,898	$18.57	40,898	$24,237,224

Total	41,098		41,098

[1]

Shares purchased by Goldman Sachs pursuant to the 10b5-1 Plan which was entered into on March 17, 2015. Under the 10b5-1 Plan, Goldman Sachs can buy in the open market up to the lesser of (i) $25.00 million in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. Purchases under the 10b5-1 Plan will end on the earlier of (i) the date on which all the capital committed to the Plan has been exhausted and (ii) March 18, 2016, subject to certain conditions.

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

GOLDMAN SACHS BDC, INC.

Date: November 5, 2015	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2015	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (b) to Pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.1	Second Amendment to Senior Secured Revolving Credit Agreement, dated as of November 4, 2015, among Goldman Sachs BDC, Inc., as Borrower, the Lenders party thereto, SunTrust Bank, as Administrative Agent and as Collateral Agent, and solely with respect to Section 5.9, DDDS BL, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00998), filed on November 5, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.