Form 10-Q
period 2016-03-31
Goldman Sachs BDC, Inc.
filed 2016-05-09
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 9, 2016 was 36,312,437.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 and in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. (“GSAM”) and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of GSAM to attract and retain highly talented professionals; and
•	the impact on our business from new or amended legislation or regulations.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2016 (unaudited)	December 31, 2015
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,080,544 and $1,067,299, respectively)	$1,030,049	$1,032,119
Non-controlled affiliated investments (cost of $9,237 and $9,237, respectively)	3,653	4,048
Controlled affiliated investments (cost of $54,342 and $46,167, respectively)	52,971	44,897
Investments in affiliated money market fund (cost of $13,445 and $10,117, respectively)	13,445	10,117

Total investments, at fair value (cost of $1,157,568 and $1,132,820, respectively)	1,100,118	1,091,181
Cash	11,797	22,710
Receivable for investments sold	1,090	313
Interest and dividends receivable from non-controlled/non-affiliated investments	10,430	10,399
Dividend receivable from controlled affiliated investments	1,275	1,350
Other income receivable from controlled affiliated investments	107	681
Deferred financing costs	5,473	5,775
Other assets	335	350

Total assets	$1,130,625	$1,132,759

Liabilities

Debt	$428,050	$419,000
Interest and credit facility expense payable	379	432
Management fees payable	4,126	4,238
Incentive fees payable	1,404	360
Distribution payable	16,338	16,338
Accrued offering costs	—	40
Accrued expenses and other liabilities	2,615	3,701

Total liabilities	$452,912	$444,109

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,306,880 and 36,306,882 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	36	36
Paid-in capital in excess of par	719,690	719,690
Accumulated net realized gain (loss)	(2,367)	(2,367)
Accumulated undistributed net investment income	19,225	14,351
Net unrealized appreciation (depreciation) on investments	(57,450)	(41,639)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$677,713	$688,650

TOTAL LIABILITIES AND NET ASSETS	$1,130,625	$1,132,759

Net asset value per share	$18.67	$18.97

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,131	$25,078
Dividend income	627	615
Other income	193	129

Total investment income from non-controlled/non-affiliated investments	29,951	25,822
From non-controlled affiliated investments:
Dividend income	11	—

Total investment income from non-controlled affiliated investments	11	—
From controlled affiliated investments:
Dividend income	1,275	550
Other income	107	—

Total investment income from controlled affiliated investments	1,382	550

Total investment income	$31,344	$26,372

Expenses:
Interest and credit facility expense	$3,035	$2,486
Management fees	4,126	3,472
Incentive fees	1,404	3,508
Professional fees	596	591
Administration and custodian fees	226	215
Directors’ fees	224	110
Other expenses	308	219

Total expenses	$9,919	$10,601

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$21,425	$15,771

Excise tax expense	$213	$25

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$21,212	$15,746

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(15,315)	(1,012)
Non-controlled affiliated investments	(395)	(1,415)
Controlled affiliated investments	(101)	714

Net realized and unrealized gains (losses)	$(15,811)	$(1,713)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,401	$14,033

Net investment income (loss) per share (basic and diluted)	$0.58	$0.52
Earnings per share (basic and diluted)	$0.15	$0.46
Weighted average shares outstanding	36,306,881	30,314,460
Distribution declared per share	$0.45	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$21,212	$15,746
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(15,811)	(1,713)

Net increase (decrease) in net assets resulting from operations	$5,401	$14,033

Distributions to stockholders from:
Net investment income	$(16,338)	$(15,922)

Total distributions to stockholders	$(16,338)	$(15,922)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (0 and 6,000,000 shares, respectively)	$—	$114,866

Net increase (decrease) in net assets resulting from capital transactions	$—	$114,866

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(10,937)	$112,977

Net assets at beginning of period	$688,650	$574,582

Net assets at end of period	$677,713	$687,559

Accumulated undistributed net investment income	$19,225	$3,882

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$5,401	$14,033
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(50,396)	(8,567)
Payment-in-kind interest	(104)	(102)
Investments in affiliated money market fund, net	(3,328)	23,999
Proceeds from sales of investments and principal repayments	30,588	12,059
Net change in unrealized (appreciation) depreciation on investments	15,811	1,713
Amortization of premium and accretion of discount, net	(1,508)	(1,062)
Amortization of deferred financing costs	302	281
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	44	(721)
(Increase) decrease in receivable for investments sold	(777)	—
(Increase) decrease in other income receivable	574	—
(Increase) decrease in other assets	15	(66)
Increase (decrease) in interest and credit facility expense payable	(35)	(213)
Increase (decrease) in management fees payable	(112)	146
Increase (decrease) in incentive fees payable	1,044	3,508
Increase (decrease) in payable for investments purchased	—	(19,700)
Increase (decrease) in directors’ fees payable	—	(115)
Increase (decrease) in accrued expenses and other liabilities	(1,090)	100

Net cash provided by (used for) operating activities	$(3,571)	$25,293

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$—	$117,840
Offering costs paid	(36)	(10)
Repurchase of common stock	—	(732)
Distributions paid	(16,338)	(15,506)
Financing costs paid	(18)	(505)
Borrowings on debt	63,000	10,000
Repayments of debt	(53,950)	(136,000)

Net cash provided by (used for) financing activities	$(7,342)	$(24,913)

Net increase (decrease) in cash	(10,913)	380
Cash, beginning of period	22,710	8,609

Cash, end of period	$11,797	$8,989

Supplemental and non-cash financing activities
Interest expense paid	$2,629	$2,237
Accrued but unpaid excise tax expense	$207	$25
Accrued but unpaid deferred financing costs	$36	$63
Accrued but unpaid offering costs	$—	$2,054
Accrued but unpaid distributions	$16,338	$15,922

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2016

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value - 160.35% #

Corporate Debt (1) - 148.90%

1st Lien/Senior Secured Debt - 61.03%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$16,900
Data Driven Delivery Systems, LLC(++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/31/2019	70,500	68,266	70,500
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,596	21,450
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,247	18,375
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	33,727	33,315	32,630
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	21,143	15,278
Kawa Solar Holdings Limited(3)	Construction & Engineering	F + 8.20%	07/02/2018	12,600	12,542	12,600
Kawa Solar Holdings Limited(++) (3)	Construction & Engineering	L + 8.20%	07/02/2018	2,400	2,389	2,400
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	29,041	28,595	28,678
Legacy Buyer Corp.(4) (5)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(38)	(31)
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	37,000	36,360	36,722
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	44,200	43,581	41,659
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	39,105	38,277	38,421
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,806	30,236	30,806
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	47,963	47,243	47,243

Total 1st Lien/Senior Secured Debt					423,752	413,631

1st Lien/Last-Out Unitranche (6) - 44.81%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	88,657	87,224	87,328
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,442	30,300
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	35,842	32,711
Integrated Practice Solutions, Inc.(++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	26,813	26,158	26,142
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	10,994	10,160
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,217	26,884
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	47,240	46,600	46,413
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,285	43,765

Total 1st Lien/Last-Out Unitranche					308,762	303,703

2nd Lien/Senior Secured Debt - 43.06%
DiscoverOrg, LLC(++)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,726	38,710
DiversiTech Corporation(++)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	10,000	9,863	9,850
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,843	15,187
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,320	8,286

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2016 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	$28,000	$27,604	$20,907
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,467	59,050
Hunter Defense Technologies, Inc.(7) (8)	Aerospace & Defense	P + 9.00%	02/05/2020	28,000	26,842	12,670
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	12,045	13,030
IHS Intermediate, Inc.(++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,814	9,800
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,772	19,800
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,733	19,700
P2 Upstream Acquisition Co.(++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,925	6,367
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,103	8,910
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,834	16,450
SW Holdings, LLC(+++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	13,500	13,253	13,230
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,800	24,959	19,840

Total 2nd Lien/Senior Secured Debt					327,103	291,787

Total Corporate Debt					1,059,617	1,009,121

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) - 3.63%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)		20,927	$20,927	$20,928
Lone Pine Resources CDA, Ltd.^ (3) (7) (9)	Oil, Gas & Consumable Fuels	10.00%		3,745,909	4,791	3,653

Total Preferred Stock					25,718	24,581

Common Stock (1) - 0.00%
Lone Pine Resources CDA, Ltd.^ (3) (7) (10)	Oil, Gas & Consumable Fuels			972,919	4,446	—

Total Common Stock					4,446	—

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) - 7.82%
Senior Credit Fund, LLC^^ (3)				$54,342	$54,342	$52,971

Total Investment Funds & Vehicles					54,342	52,971

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) - 1.98% #
Goldman Sachs Financial Square Government Fund		0.26%(11)		13,445,276	$13,445	$13,445

Total Investments in Affiliated Money Market Fund					13,445	13,445

TOTAL INVESTMENTS - 162.33%					$1,157,568	$1,100,118

LIABILITIES IN EXCESS OF OTHER ASSETS - (62.33%)						$(422,405)

NET ASSETS - 100.00%						$677,713

#	Percentages are based on net assets.
(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of March 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2016 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(+++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

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
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of March 31, 2016, the aggregate fair value of these securities is $92,931 or 13.71% of the Company’s net assets.

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

(6)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(7)	Non-income producing security.
(8)	The investment is on non-accrual status as of March 31, 2016. See Note 2 “Significant Accounting Policies”.
(9)	In addition, the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	In addition, the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(11)	The rate shown is the annualized seven-day yield as of March 31, 2016.
F -	Federal Funds Rate (which as of March 31, 2016 was 0.25%)
L -	LIBOR
P -	U.S. Prime Rate (which as of March 31, 2016 was 3.50%)
PIK -	Payment-In-Kind

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

(6)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(7)	In addition, the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(8)	Non-income producing security.
(9)	In addition, the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	The rate shown is the annualized seven-day yield as of December 31, 2015.
F –	Federal Funds Rate (which as of December 31, 2015 was 0.25%)
L –	LIBOR
PIK –	Payment-In-Kind

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2016. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of the Company’s investment in DDDS BL, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2016 and 2015, the Company earned $260 and $575, in prepayment premiums, respectively, and $486 and $222, in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2016, the Company had one investment on non-accrual status, which represented 2.3% and 1.2% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $13,445) at amortized cost and at fair value, respectively. As of December 31, 2015, the Company had no investments on non-accrual status.

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

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2016 and December 31, 2015, the Company held $11,797 and $22,710, respectively, in cash.

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

Effective April 1, 2013, the Company converted from an SMLLC into a corporation for U.S. tax purposes, and elected to be treated as a RIC commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company. The Company’s conversion from an SMLLC to a RIC was considered a taxable event.

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2016 and 2015, the Company accrued excise tax of $213 and $25, respectively. As of March 31, 2016, $207 of accrued excise taxes remained payable.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman, Sachs & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through its 10b5-1 plan. See Note 3 “Significant Agreements and Related Parties”.

Equity Offering Costs

Equity offering costs consist primarily of fees and expenses incurred in connection with the offering of shares, including legal, underwriting, printing and other costs, as well as costs associated with the preparation and filing of applicable registration statements. Upon the issuance of shares, equity offering costs are offset against proceeds of the offering in paid-in capital in excess of par.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard effective January 1, 2016 and determined there to be no impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments (Topic 825) — Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new ASU requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

For the three months ended March 31, 2016 and 2015, Management Fees charged amounted to $4,126 and $3,472, respectively. As of March 31, 2016, $4,126 remained payable.

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

For the three months ended March 31, 2016 and 2015, the Company incurred Incentive Fees based on income of $1,404 and $3,508, respectively. As of March 31, 2016, $1,404 remained payable. For the three months ended March 31, 2016 and 2015, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2016 and 2015, the Company incurred expenses for services provided by the Administrator and the Custodian of $226 and $215, respectively. As of March 31, 2016, $167 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company served as the Company’s transfer agent (“Transfer Agent”) and dividend agent as of March 31, 2016. Prior to the IPO, Goldman, Sachs & Co. was the Transfer Agent and the Company incurred expenses of $3 for the three months ended March 31, 2015. As of March 31, 2016, none remained payable.

Reimbursement from Investment Adviser

In connection with the IPO, the Investment Adviser paid 70% or approximately $5,040 of the sales load. In addition, in April 2015, the Investment Adviser paid 70%, or approximately $756, of the sales load related to the exercise of the underwriters’ over-allotment option.

10b5-1 Plan

Goldman, Sachs & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase by Goldman, Sachs & Co. in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required Goldman, Sachs & Co. to purchase shares of the Company’s common stock when the market price per share was below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law, including Regulation M. Under the GS 10b5-1 Plan, Goldman, Sachs & Co. increased the volume of purchases made anytime the market price per share of the Company’s common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by Goldman, Sachs & Co. under the GS 10b5-1 Plan may have resulted in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market. For the three months ended March 31, 2016, Goldman, Sachs & Co. purchased 432,638 shares of Company’s common stock pursuant to the GS 10b5-1 Plan.

Common Stock Repurchase Plans

In February 2015, the Company’s Board of Directors approved the common stock repurchase plan (the “Company Repurchase Plan”), which authorized the Company’s purchase of up to $35,000 of its common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired on March 18, 2016.

In February 2016, the Company’s Board of Directors authorized the Company to repurchase up to $25,000 of the Company’s common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and Goldman, Sachs & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016) and expires on March 18, 2017.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2016, the Company did not repurchase any stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of March 31, 2016 and December 31, 2015, Group Inc. owned 17.86% and 16.67%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the three months ended March 31, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases(3)	Sales(3)	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2016	Dividend Income	Other Income
Controlled Affiliates
Senior Credit Fund, LLC(1)	$44,897	$8,175	$-	$(101)	$52,971	$1,275	$107
Total Controlled Affiliates	$44,897	$8,175	$-	$(101)	$52,971	$1,275	$107
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$10,117	$112,196	$(108,868)	$-	$13,445	$11	$-
Lone Pine Resources CDA, Ltd. (Preferred Stock)	4,048	-	-	(395)	3,653	-	-
Lone Pine Resources CDA, Ltd. (Common Stock)	-	-	-	-	-	-	-
Total Non-Controlled Affiliates	$14,165	$112,196	$(108,868)	$(395)	$17,098	$11	$-
Total Affiliates	$59,062	$120,371	$(108,868)	$(496)	$70,069	$1,286	$107

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

(2) Fund advised by an affiliate of Goldman Sachs.

(3) Purchases may include securities received in corporate actions and PIK. Sales may include securities delivered in corporate actions.

The Company’s investments in affiliates for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases(3)	Sales(3)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$24,627	$21,167	$-	$(897)	$44,897	$3,992	$681
Total Controlled Affiliates	$24,627	$21,167	$-	$(897)	$44,897	$3,992	$681
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$29,568	$397,861	$(417,312)	$-	$10,117	$3	$-
Lone Pine Resources CDA, Ltd. (Preferred Stock)	5,946	-	-	(1,898)	4,048	-	-
Lone Pine Resources CDA, Ltd. (Common Stock)	632	-	-	(632)	-	-	-
Total Non-Controlled Affiliates	$36,146	$397,861	$(417,312)	$(2,530)	$14,165	$3	$-
Total Affiliates	$60,773	$419,028	$(417,312)	$(3,427)	$59,062	$3,995	$681

(1) Together with The Cal Regents, the Company co-invests through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

(2) Fund advised by an affiliate of Goldman Sachs.

(3) Purchases may include securities received in corporate actions and PIK. Sales may include securities delivered in corporate actions.

4.        INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $13,445 and $10,117, respectively) consisted of the following:

	March 31, 2016		December 31, 2015
Investment Type	Cost	Fair Value	Cost	Fair Value

1st Lien/Senior Secured Debt	$423,752	$413,631	$425,536	$420,098
1st Lien/Last-Out Unitranche	308,762	303,703	308,108	305,727
2nd Lien/Senior Secured Debt	327,103	291,787	312,831	285,470
Preferred Stock	25,718	24,581	25,615	24,872
Common Stock	4,446	–	4,446	–
Investment Funds & Vehicles[1]	54,342	52,971	46,167	44,897

Total Investments	$1,144,123	$1,086,673	$1,122,703	$1,081,064

[1]	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	March 31, 2016	December 31, 2015
Internet Software & Services	9.0%	9.1%
Real Estate Management & Development	8.0	7.8
Diversified Telecommunication Services	7.3	6.4
Software	6.6	3.2
Health Care Technology	6.5	6.5
Professional Services	6.1	6.3
Electronic Equipment, Instruments & Components	5.9	6.1
Investment Funds & Vehicles	4.9	4.2
Media	4.2	4.2
Air Freight & Logistics	4.0	4.1
Health Care Providers & Services	3.5	3.7
Machinery	3.4	3.4
Commercial Services & Supplies	3.0	3.2
Building Products	2.9	3.1
Aerospace & Defense	2.9	4.1
Health Care Equipment & Supplies	2.8	2.9
Specialty Retail	2.8	2.8
Oil, Gas & Consumable Fuels	2.5	2.5
Household Products	2.5	2.5
Marine	1.9	1.9
Auto Components	1.8	1.8
Diversified Financial Services	1.8	1.8
Energy Equipment & Services	1.4	1.5
Construction & Engineering	1.4	1.4
Computers & Peripherals	1.2	1.2
Leisure Equipment & Products	0.9	3.5
Food Products	0.8	0.8
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2016	December 31, 2015
United States	98.3%	98.2%
Germany	1.4	1.4
Canada	0.3	0.4
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, the Company agreed to a joint venture with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers.

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, as lender, and Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of the Company and Cal Regents, proceeds of such subscriptions and certain other assets. SPV I has entered into a revolving credit facility (the “SPV I Revolving Credit Facility”) and term loan facility (the “SPV I Term Loan Facility” and, together with the SPV I Revolving Credit Facility, as amended, the “Asset Based Facility”) with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $185,000 on a committed basis. As of March 31, 2016, the SPV I Term Loan Facility consisted of a $115,000 fully drawn term loan.

As of March 31, 2016 and December 31, 2015, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	March 31, 2016		December 31, 2015
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed

Company	$100,000	$54,342	$100,000	$46,167
Cal Regents	100,000	$54,342	100,000	46,167

Total	$200,000	$108,684	$200,000	$92,334

As of March 31, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $340,532 and $285,586, respectively. As of March 31, 2016 and December 31, 2015, the Senior Credit Fund had no investments on non-accrual status. In addition, as of March 31, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $3,066 and $21,830, respectively.

In October 2014, the Senior Credit Fund purchased seven investments at fair value, as prescribed under the valuation procedures in Note 2 “Significant Accounting Policies”, from the Company for an aggregate purchase price of approximately $97,640. In connection with the transaction, the Company recorded a realized gain of $2.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Total senior secured debt (1)	$347,680	$291,512
Weighted average current interest rate on senior secured debt (2)	6.4%	6.3%
Number of borrowers in the Senior Credit Fund	26	22
Largest loan to a single borrower (1)	$23,775	$23,820

(1) At par amount.

(2) Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of March 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,988	$4,892	$4,906
Aperture Group, LLC(++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17,810	17,624	17,588
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,888	14,753	14,664
Cengage Learning Acquisitions, Inc.(+)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	14,991	14,740	14,905
ConvergeOne Holdings Corporation(++)(1) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	15,927	15,835	15,290
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,775	14,664	14,036
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,880	11,776	11,776
DiscoverOrg, LLC(++) (3)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,460	7,428	7,367
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	16,000	15,680	15,840

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,888	14,751	14,739
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14,888	14,822	14,860
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,775	17,678	17,597
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,955	8,915	8,977
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,960	15,362	15,621
Imagine! Print Solutions, Inc.(2)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,000	3,940	4,000
Jill Acquisition LLC(++) (2)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,925	15,808	15,129
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,136	11,923	11,286
Liquidnet Holdings, Inc.(++) (1) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,657	23,292	23,006
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	10,000	9,728	9,950
MB Aerospace Holdings Inc.(++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12,469	12,347	12,282
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,282	14,198	14,187
Research Now Group, Inc.(++) (2)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,665	9,531	9,423
SkinnyPop Popcorn LLC(+) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,072	13,973	14,037
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,890	10,679	10,060
Zep Inc.(++)	Chemicals	L + 4.50% (1.00% Floor)	06/27/2022	5,459	5,434	5,445

Total 1st Lien/Senior Secured Debt					319,773	316,971

1st Lien/First-Out Unitranche
Infogix, Inc.(++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9,940	9,842	9,841

Total 1st Lien/First-Out Unitranche					9,842	9,841

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(++) (3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8,000	7,844	7,840
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,894	5,880

Total 2nd Lien/Senior Secured Debt					13,738	13,720

Total Corporate Debt					343,353	340,532

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.26%(4)		3,066,023	$3,066	$3,066

Total Investments in Affiliated Money Market Fund					3,066	3,066

TOTAL INVESTMENTS					$346,419	$343,598

(+)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

(++)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of March 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

(+++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.

(1)	Initial investment was purchased at fair value from the Company in October 2014.
(2)	Position or portion thereof unsettled as of March 31, 2016.
(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	The rate shown is the annualized seven-day yield as of March 31, 2016.
L -	LIBOR

Senior Credit Fund Portfolio as of December 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5,000	$4,901	$4,900
Aperture Group, LLC(++) (1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17,855	17,657	17,623
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,925	14,785	14,626
Cengage Learning Acquisitions, Inc.(+) (1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15,000	14,741	14,588
ConvergeOne Holdings Corporation(++) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14,817	14,745	14,632
Crowne Group, LLC(++) (2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,813	14,695	14,294
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,910	11,802	11,821
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,560	7,526	7,522
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,925	14,784	14,776
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14,925	14,856	14,602
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,820	17,719	17,464
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,978	8,936	8,910
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,000	14,410	14,681
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14,963	14,893	14,588
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,166	11,944	11,315
Liquidnet Holdings, Inc.(++) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22,481	22,134	21,694
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12,500	12,375	12,375
PGX Holdings, Inc.(+++) (2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,263	14,158	14,109
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4,963	4,940	4,888
SkinnyPop Popcorn LLC(++) (2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,257	14,147	14,221
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,918	10,698	10,699
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5,473	5,447	5,438

Total 1st Lien/Senior Secured Debt					282,293	279,766

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,891	5,820

Total 2nd Lien/Senior Secured Debt					5,891	5,820

Total Corporate Debt					288,184	285,586

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.19%(3)		21,829,831	$21,830	$21,830

Total Investments in Affiliated Money Market Fund					21,830	21,830

TOTAL INVESTMENTS					$310,014	$307,416

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from the Company in October 2014.
(3)	The rate shown is the annualized seven-day yield as of December 31, 2015.
L -	LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Selected Balance Sheet Information
Total investments, at fair value	$343,598	$307,416
Cash and other assets	8,180	7,579

Total assets	$351,778	$314,995

Debt (1)	$232,245	$184,983
Other liabilities	13,591	40,218

Total liabilities	$245,836	$225,201

Members’ equity	105,942	89,794

Total liabilities and members’ equity	$351,778	$314,995

(1)	Net of deferred financing costs for the SPV I Term Loan Facility as of March 31, 2016 and December 31, 2015 were in the amount of $958 and $567, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Selected Statements of Operations Information:
Total investment income	$5,000	$2,352

Expenses
Interest and credit facility expense	2,105	1,015
Excess loan origination and structuring fees	126	-
Professional fees	107	75
Administration and custodian fees	79	72
Other expenses	12	29

Total expenses	2,429	1,191

Total net income	2,571	1,161
Net realized gain (loss) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	(223)	1,351

Net increase (decrease) in members’ equity	$2,348	$2,512

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and credit facility expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and payable annually. For the three months ended March 31, 2016, the Company accrued income of $107 based on loan origination and structuring fees payable from the Senior Credit Fund to the Company, which is included in other income from controlled affiliated investments on the Consolidated Statements of Operations. There was no such income for the three months ended March 31, 2015.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2016 and December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2016[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of March 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt $360,003	Discounted cash flows: • Discount Rate	8.4% - 13.2% (10.6%)
	1st Lien/Last-Out Unitranche $303,703	Discounted cash flows: • Discount Rate	10.0% - 13.9% (11.7%)
	2nd Lien/Senior Secured Debt $160,903	Discounted cash flows: • Discount Rate Comparable multiples: • EV/EBITDA[5]	2.1% - 13.6% (11.0%) 4.0x - 15.5x (7.0x)
Equity	Preferred Stock $24,581	Discounted cash flows: • Discount Rate Comparable multiples: • EV/EBITDA[5] • EV/Production[6]	10.0% - 12.0% (11.8%) 5.1x - 9.6x (6.3x) $17 - $49 ($25)

[1]

Included within Level 3 Assets of $927,440 is an amount of $78,250 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.
[6]	Enterprise value of portfolio company as a multiple of oil and gas production (barrels of oil equivalent per day).

Level 3 Instruments	Level 3 Assets as of December 31, 2015[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of December 31, 2015
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt $362,331	Discounted cash flows: • Discount Rate	8.4% - 13.5% (10.9%)
	1st Lien/Last-Out Unitranche $305,727	Discounted cash flows: • Discount Rate	10.5% - 12.7% (11.8%)
	2nd Lien/Senior Secured Debt $199,821	Discounted cash flows: • Discount Rate	2.1% - 14% (11.6%)
Equity	Preferred Stock $24,872	Discounted cash flows: • Discount Rate Comparable multiples: • EV/EBITDA[5] • EV/Production[6]	10% - 12% (11.8%) 3.8x - 7.1x (4.9x) $13 - $40 ($27)

[1]

Included within Level 3 Assets of $950,631 is an amount of $57,880 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2016 and December 31, 2015. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2016:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$—	$53,628	$360,003	$413,631
1st Lien/Last-Out Unitranche	—	—	303,703	303,703
2nd Lien/Senior Secured Debt	—	52,634	239,153	291,787
Preferred Stock	—	—	24,581	24,581
Common Stock	—	—	—	—
Affiliated Money Market Fund	13,445	—	—	13,445

Subtotal	$13,445	$106,262	$927,440	$1,047,147

Investments measured at NAV[1]				52,971

Total				$1,100,118

[1]	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2015:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$–	$57,767	$362,331	$420,098
1st Lien/Last-Out Unitranche	–	–	305,727	305,727
2nd Lien/Senior Secured Debt	–	27,769	257,701	285,470
Preferred Stock	–	–	24,872	24,872
Common Stock	–	–	–	–
Affiliated Money Market Fund	10,117	–	–	10,117

Subtotal	$10,117	$85,536	$950,631	$1,046,284

Investments measured at NAV[1]				44,897

Total				$1,091,181

[1]	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2016:

Level 3	Beginning Balance as of January 1, 2016	Purchases(1)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2016

1st Lien/Senior Secured Debt	$362,331	$–	$–	$(366)	$(2,311)	$349	$–	$–	$360,003
1st Lien/Last-Out Unitranche	305,727	3,511	–	(2,678)	(3,207)	350	–	–	303,703
2nd Lien/Senior Secured Debt	257,701	38,710	–	(15,975)	(25,070)	587	–	(16,800)	239,153
Preferred Stock	24,872	104	–	(395)	–	–	–	–	24,581
Common Stock	–	–	–	–	–	–	–	–	–

Total assets	$950,631	$42,325	$–	$(19,414)	$(30,588)	$1,286	$–	$(16,800)	$927,440

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2016 totaled $(19,010), consisting of the following: 1st Lien/Senior Secured Debt $(366), 1st Lien/Last-Out Unitranche $(2,678), 2nd Lien/Senior Secured Debt $(15,571), Preferred Stock $(395), and Common Stock $0.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2015:

Level 3	Beginning Balance as of January 1, 2015	Purchases(1)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2015

1st Lien/Senior Secured Debt	$176,931	$500	$–	$(205)	$(839)	$202	$–	$–	$176,589
1st Lien/Last-Out Unitranche	275,567	–	–	80	(220)	255	–	–	275,682
2nd Lien/Senior Secured Debt	304,541	4,900	–	(249)	(11,440)	193	–	(34,191)	263,754
Preferred Stock	26,358	102	–	(968)	–	–	–	–	25,492
Common Stock	632	–	–	(447)	–	–	–	–	185

Total assets	$784,029	$5,502	$–	$(1,789)	$(12,499)	$650	$–	$(34,191)	$741,702

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2015 totaled $(1,789), consisting of the following: 1st Lien/Senior Secured Debt $(205), 1st Lien/Last-Out Unitranche $80, 2nd Lien/Senior Secured Debt $(249), Preferred Stock $(968), and Common Stock $(447).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2016 and 2015, transfers from Level 3 to Level 2 were due to increased price transparency.

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy as of March 31, 2016 and December 31, 2015, approximates its carrying value.

6.        DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2016 and December 31, 2015, the Company’s outstanding borrowings were $428,050 and $419,000, respectively, and the Company’s asset coverage ratio was 2.58 to 1 and 2.64 to 1, respectively.

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

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either LIBOR plus an applicable margin or an applicable margin plus the higher of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on November 4, 2020.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $458,090, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2016, the Company was in compliance with these covenants.

Costs of $8,247 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Borrowing Interest Expense	$2,587	$2,016
Facility fees	146	189
Amortization of financing costs	302	281

Total	$3,035	$2,486

Weighted average interest rate	2.47%	2.46%
Average outstanding balance	$421,946	$332,511

7.        COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. The Company had the following unfunded commitments by investment types through the dates indicated:

	March 31, 2016			December 31, 2015
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)

1st Lien/Senior Secured Debt
Legacy Buyer Corp.	10/24/2019	$2,500	$(31)	10/24/2019	$2,500	$(31)

Total 1st Lien/Senior Secured Debt		2,500	(31)		2,500	(31)
1st Lien/Last-Out Unitranche
Associations, Inc.	-	-	-	12/22/2018	3,511	(61)

Total 1st Lien/Last-Out Unitranche		-	-		3,511	(61)
Total		$2,500	$(31)		$6,011	$(92)

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

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share

February 25, 2016	March 31, 2016	April 15, 2016	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share

February 25, 2015	March 31, 2015	April 30, 2015	$0.45

Dividend Reinvestment Plan

Concurrent with the IPO, the Company adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 3, 2015	December 31, 2015	January 28, 2016	8,206

For the three months ended March 31, 2015, no shares were distributed pursuant to the dividend reinvestment plan.

9.     EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$5,401	$14,033

Denominator for basic and diluted earnings per share - weighted average shares outstanding	36,306,881	30,314,460
Basic and diluted earnings per share	$0.15	$0.46

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.     FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$18.97	$19.56
Net investment income (loss)	0.58	0.52
Net realized and unrealized gains (losses)	(0.43)	(0.12)

Net increase (decrease) in net assets resulting from operations	0.15	0.40

Cost of issuance of common stock, net of underwriting and offering costs	—	(0.08)
Distributions declared from net investment income(2)	(0.45)	(0.45)

Total increase (decrease) in net assets	(0.30)	(0.13)

Net asset value, end of period	$18.67	$19.43

Market price, end of period	$19.60	$20.66

Shares outstanding, end of period	36,306,880	35,381,127
Total return based on net asset value(3)	0.75%	1.59%
Total return based on market value(4)	5.60%	5.65%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$677,713	$687,559
Ratio of expenses (without incentive fees and interest and credit facility expenses) to average net assets(5)	3.21%	2.96%
Ratio of interest and credit facility expenses to average net assets(6)	1.79%	1.70%
Ratio of incentive fees to average net assets(6)	0.83%	2.41%
Ratio of total expenses to average net assets(5)	5.83%	7.07%
Ratio of net investment income to average net assets(5)	12.58%	11.01%
Portfolio turnover	3%	1%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share for the three months ended March 31, 2015 is based on the initial public offering price of $20.00 per share on March 17, 2015.

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

In April 2016, the Company and Cal Regents each contributed $4,140 to the Senior Credit Fund, a controlled affiliated investment.

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent and registrar. In connection with the Company’s entry into the agreement, the Company amended and restated the dividend reinvestment plan to reflect Computershare Trust Company, N.A. as the administrator of the dividend reinvestment plan.

On May 3, 2016, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about July 15, 2016 to holders of record as of June 30, 2016.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2016, we originated more than $1.60 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves a joint venture with the Regents of the University of California (“Cal Regents”) through the Senior Credit Fund, LLC (the “Senior Credit Fund”). The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies.

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

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

Leverage

Our Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2016 and December 31, 2015, our portfolio (excluding our investment in a money market fund managed by an affiliate of the Goldman Sachs Group, Inc. (“Group Inc.”) of $13.45 million and $10.12 million, respectively) consisted of the following:

	As of
	March 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$423.75	$413.63	38.0%	$425.53	$420.10	38.9%
First Lien/Last-Out Unitranche	308.76	303.70	27.9	308.10	305.72	28.3
Second Lien/Senior Secured Debt	327.10	291.79	26.9	312.83	285.47	26.4
Preferred Stock	25.72	24.58	2.3	25.62	24.87	2.3
Common Stock	4.45	–	–	4.45	–	–
Investment Funds & Vehicles	54.34	52.97	4.9	46.17	44.90	4.1

Total Investments	$1,144.12	$1,086.67	100.0%	$1,122.70	$1,081.06	100.0%

As of March 31, 2016 and December 31, 2015, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield
First Lien/Senior Secured Debt(1)	10.6%	11.8%	10.6%	11.2%
First Lien/Last-Out Unitranche(1)	10.8%	11.5%	10.9%	11.2%
Second Lien/Senior Secured Debt(1)	10.0%	12.0%	11.1%	13.0%
Preferred Stock(1)	9.8%	10.2%	9.8%	10.0%
Common Stock(1)	0.0%	0.0%	0.0%	0.0%
Investment Funds & Vehicles(2)	13.2%	13.3%	13.0%	13.0%
Total Portfolio(1)	10.6%	11.8%	10.9%	11.7%

(1)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(2)

Computed based on the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees divided by our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Number of portfolio companies	39	39
Percentage of performing debt bearing a floating rate(1)	87.3%	87.0%
Percentage of performing debt bearing a fixed rate(1)(2)	12.7%	13.0%
Weighted average leverage (net debt/EBITDA)(3)	4.5x	4.3x
Weighted average interest coverage(3)	3.0x	3.1x
Median EBITDA(3)	$26.00 million	$28.02 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of our debt investments (net of cash) in our portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred investments, including the underlying debt investments in the Senior Credit Fund and excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred investments, including the underlying debt investments in the Senior Credit Fund and excluding collateral loans. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our investment adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2016 and December 31, 2015.

	As of
	March 31, 2016		December 31, 2015
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$113.83	10.4%	$108.80	10.1%
Grade 2	772.27	71.1	797.09	73.7
Grade 3	187.90	17.3	175.17	16.2
Grade 4	12.67	1.2	–	–

Total Investments	$1,086.67	100.0%	$1,081.06	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2016 and December 31, 2015.

	As of
	March 31, 2016		December 31, 2015
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,117.28	97.7%	$1,122.70	100.0%
Non-accrual	26.84	2.3	–	–

Total Investments	$1,144.12	100.0%	$1,122.70	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2016 and 2015 by investment type:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$-	$-
First Lien/Last-Out Unitranche	-	-
Second Lien/Senior Secured Debt	38.71	-
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	8.18	3.17

Total	$46.89	$3.17

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$2.23	$0.84
First Lien/Last-Out Unitranche	3.21	0.22
Second Lien/Senior Secured Debt	25.00	11.00
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	-	-

Total	$30.44	$12.06

Net increase (decrease) in portfolio	$16.45	$(8.89)

Number of new investment commitments in new portfolio companies(2)	1	-
Total new investment commitment amount in new portfolio companies(2)	$38.71	$-
Average new investment commitment amount in new portfolio companies(2)	$38.71	$-
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	5.9	-
Number of new investment commitments in existing portfolio companies(2)	1	1
Total new investment commitment amount in existing portfolio companies(2)	$8.18	$3.17
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%	-%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)(4)	-%	-%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	10.0%	-%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	9.0%	-%
Weighted average stated interest rate on investments sold or paid down	9.8%	9.6%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Total investment income	$31.34	$26.37
Net expenses	(9.92)	(10.60)

Net investment income (loss) before taxes	21.42	15.77
Excise tax expense	(0.21)	(0.03)

Net investment income (loss) after taxes	21.21	15.74
Net realized gain (loss) on investments	–	–
Net unrealized appreciation (depreciation) on investments	(15.81)	(1.71)

Net increase in net assets resulting from operations	$5.40	$14.03

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Interest	$29.13	$25.08
Dividend income	1.91	1.16
Other income	0.30	0.13

Total investment income	$31.34	$26.37

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $25.08 million for the three months ended March 31, 2015 to $29.13 million for the three months ended March 31, 2016, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $925.37 million as of March 31, 2015 to $1,144.12 million as of March 31, 2016. Included in interest, for the three months ended March 31, 2016 and 2015, is $0.26 million and $0.58 million, respectively, in prepayment premiums, and $0.49 million and $0.22 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $1.16 million for the three months ended March 31, 2015 to $1.91 million for the three months ended March 31, 2016 primarily as a result of distributions by the Senior Credit Fund during the three months ended March 31, 2016. The dividend income from Senior Credit Fund increased from $0.55 million for the three months ended March 31, 2015 to $1.28 million for the three months ended March 31, 2016. See “Senior Credit Fund, LLC” below for further detail.

Other income

Other income increased from $0.13 million for the three months ended March 31, 2015 to $0.30 million for the three months ended March 31, 2016 primarily as a result of excess loan origination fee income earned from the Senior Credit Fund for the three months ended March 31, 2016. In addition, we earned higher administrative agent fees during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Expenses

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Interest and credit facility expense	$3.03	$2.49
Management fees	4.13	3.47
Incentive fees	1.40	3.51
Professional fees	0.60	0.59
Administration and custodian fees	0.23	0.21
Directors’ fees	0.22	0.11
Other expenses	0.31	0.22

Total Expenses	$9.92	$10.60

Interest and credit facility expense

Interest and credit facility expense increased from $2.49 million for the three months ended March 31, 2015 to $3.03 million for the three months ended March 31, 2016 primarily due to an increase in the average daily borrowings from $332.51 million to $421.95 million.

Management Fees and Incentive Fees

Management Fees increased from $3.47 million for the three months ended March 31, 2015 to $4.13 million for the three months ended March 31, 2016 as the result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $3.51 million for the three months ended March 31, 2015 to $1.40 million for the three months ended March 31, 2016 as the result of an increase in net change in unrealized (depreciation) on portfolio companies which is offset against incentive fees earned.

Professional fees and other general and administrative expenses

Professional fees increased from $0.59 million for the three months ended March 31, 2015 to $0.60 million for the three months ended March 31, 2016; and other general and administrative expenses increased from $0.54 million for the three months ended March 31, 2015 to $0.76 million for the three months ended March 31, 2016. Both increases were due to the increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses)

There were no realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2016 and 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on our portfolio companies for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Change in unrealized appreciation	$10.53	$2.07
Change in unrealized depreciation	(26.34)	(3.78)

Net change in unrealized appreciation (depreciation) on investments	$(15.81)	$(1.71)

The change in unrealized appreciation (depreciation) on portfolio companies for the three months ended March 31, 2016 and 2015 consisted of the following:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Portfolio Company:	(in millions)
Artesyn Embedded Technologies, Inc.	$(1.80)	$0.30
Bolttech Mannings, Inc.	(1.68)	(0.03)
Dispensing Dynamics International	(1.76)	0.40
Global Tel*Link Corporation	4.09	(0.11)
Hunter Defense Technologies, Inc.	(13.62)	0.10
Lone Pine Resources CDA, Ltd.	(0.39)	(1.42)
P2 Upstream Acquisition Co.	(1.84)	(0.25)
Securus Technologies Holdings, Inc.	5.68	(0.03)
Washington Inventory Service	(1.23)	0.04
Other, net(1)	(3.26)	(0.71)

Total	$(15.81)	$(1.71)

(1)	For the three months ended March 31, 2016 and 2015, other, net includes gross unrealized appreciation of $0.76 million and $1.23 million, respectively and gross unrealized depreciation of $(4.02) million and $(1.94) million, respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. Effective July 18, 2014, we agreed to a joint venture with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, SPV I, primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

Selected Financial Data

As of March 31, 2016 and December 31, 2015, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	March 31, 2016		December 31, 2015
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	($ in millions)		($ in millions)
Company	$100.00	$54.34	$100.00	$46.17
Cal Regents	100.00	54.34	100.00	46.17

Total	$200.00	$108.68	$200.00	$92.34

As of March 31, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $340.53 million and $285.59 million, respectively. As of March 31, 2016 and December 31, 2015, the Senior Credit Fund had no investments on non-accrual status. In addition, as of March 31, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $3.07 million and $21.83 million, respectively.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.), followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015

Number of portfolio companies	26	22
Total senior secured debt(1)	$347.68 million	$291.51 million
Largest loan to a single borrower(1)	$ 23.77 million	$ 23.82 million
Weighted average current interest rate on senior secured debt(2)	6.4%	6.3%
Percentage of performing debt bearing a floating rate (3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate (3)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(4)	3.5x	3.5x
Weighted average interest coverage(4)	3.5x	3.7x
Median EBITDA(4)	$ 63.38 million	$ 71.89 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)	For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of the Senior Credit Fund’s debt investments (net of cash) in its portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of the Senior Credit Fund’s debt investments and income producing preferred investments, excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of the Senior Credit Fund’s portfolio companies reflects its performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred investments, excluding collateral loans. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of March 31, 2016
Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4.99	$4.89	$4.91
Aperture Group, LLC(++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17.81	17.62	17.59
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.89	14.75	14.66
Cengage Learning Acquisitions, Inc.(+)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	14.99	14.74	14.90
ConvergeOne Holdings Corporation(++) (1) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	15.93	15.84	15.29
Crowne Group, LLC(++) (1)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.77	14.66	14.04
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.88	11.78	11.77
DiscoverOrg, LLC(++)(3)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.46	7.43	7.37
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	16.00	15.68	15.84
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.89	14.75	14.74
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14.89	14.82	14.86
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.77	17.68	17.60
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.96	8.92	8.98
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.96	15.36	15.62
Imagine! Print Solutions, Inc.(2)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4.00	3.94	4.00
Jill Acquisition LLC(++) (2)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.92	15.81	15.13
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.14	11.92	11.28
Liquidnet Holdings, Inc.(++) (1) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.66	23.29	23.01
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	10.00	9.73	9.95
MB Aerospace Holdings Inc.(++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12.47	12.35	12.28
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.28	14.20	14.19
Research Now Group, Inc.(++) (2)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.66	9.53	9.42
SkinnyPop Popcorn LLC(+)(1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.07	13.97	14.04
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.89	10.68	10.06
Zep Inc.(++)	Chemicals	L + 4.50% (1.00% Floor)	06/27/2022	5.46	5.43	5.44

Total 1st Lien/Senior Secured Debt					319.77	316.97

1st Lien/First-Out Unitranche
Infogix, Inc.(++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9.94	9.84	9.84

Total 1st Lien/First-Out Unitranche					9.84	9.84

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(++) (3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.85	7.84
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.88

Total 2nd Lien/Senior Secured Debt					13.74	13.72

Total Corporate Debt					$343.35	$340.53

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of March 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at March 31, 2016, the prevailing rate in effect as of March 31, 2016 was the base rate plus the LIBOR floor.
(1)	Initial investment was purchased at fair value from the Company in October 2014.
(2)	Position or portion thereof unsettled as of March 31, 2016.
(3)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
L –	LIBOR

Senior Credit Fund Portfolio as of December 31, 2015
Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
					(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5.00	$4.90	$4.90
Aperture Group, LLC(++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17.86	17.66	17.62
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.93	14.78	14.63
Cengage Learning Acquisitions, Inc.(+)(1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15.00	14.74	14.59
ConvergeOne Holdings Corporation(++)(2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14.82	14.75	14.63
Crowne Group, LLC(++)(2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.81	14.69	14.29
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.91	11.80	11.82
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.56	7.53	7.52
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.93	14.78	14.78
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14.93	14.86	14.60
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.82	17.72	17.46
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.98	8.94	8.91
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.00	14.41	14.68
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14.96	14.89	14.59
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.16	11.94	11.32
Liquidnet Holdings, Inc.(++)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22.48	22.13	21.69
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12.50	12.38	12.38
PGX Holdings, Inc.(+++)(2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.26	14.16	14.11
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4.96	4.94	4.89
SkinnyPop Popcorn LLC(++)(2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.25	14.15	14.22
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.92	10.70	10.70
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5.47	5.45	5.44

Total 1st Lien/Senior Secured Debt					282.30	279.77

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.82

Total 2nd Lien/Senior Secured Debt					5.89	5.82

Total Corporate Debt					$288.19	$285.59

(+)	The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(++)	The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(+++)	The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at December 31, 2015, the prevailing rate in effect as of December 31, 2015 was the base rate plus the LIBOR floor.
(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from the Company in October 2014.
L – LIBOR

PIK  –  Payment-In-Kind

Below is certain summarized balance sheet information for the Senior Credit Fund as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$343.60	$307.42
Cash and other assets	8.18	7.58

Total assets	$351.78	$315.00

Debt(1)	$232.25	$184.98
Other liabilities	13.59	40.22

Total liabilities	$245.84	$225.20

Members’ equity	$105.94	$89.80

Total liabilities and members’ equity	$351.78	$315.00

(1)	Net of deferred financing costs for the SPV I Term Loan Facility as of March 31, 2016 and December 31, 2015 were in amount of $0.96 and $0.57, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in millions)
Selected Statement of Operations Information
Total investment income	$5.00	$2.35

Expenses
Interest and credit facility expense	2.11	1.02
Excess loan origination and structuring fees	0.13	—
Professional fees	0.11	0.07
Administration and custodian fees	0.07	0.07
Other expenses	0.01	0.03

Total expenses	2.43	1.19

Net investment income (loss) after taxes	2.57	1.16

Net realized gain (loss) on investments	—	—
Net unrealized appreciation (depreciation) on investments	(0.22)	1.35

Net increase (decrease) in members’ equity	$2.35	$2.51

Debt

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. As of March 31, 2016, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $30.95 million. The summary information of the Subscription Facility for the three months ended March 31, 2016 and 2015 is as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	($ in millions)
Borrowing interest expense	$0.25	$0.26
Facility fees	0.01	–
Amortization of financing costs	0.03	0.09
Total	$0.29	$0.35
Weighted average interest rate	2.40%	2.11%
Average outstanding balance	$42.33	$50.00

SPV I has entered into a revolving credit facility (the “SPV I Revolving Credit Facility”) and term loan facility (the “SPV I Term Loan Facility” and, together with the SPV I Revolving Credit Facility, as amended, the “Asset Based Facility”) with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. As of March 31, 2016, the Senior Credit Fund’s outstanding borrowings under the Asset Based Facility were $202.25 million. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $185.00 million on a committed basis. As of March 31, 2016, the SPV I Term Loan Facility consisted of a $115.00 million fully drawn term loan. The summary information of the Asset Based Facility for the three months ended March 31, 2016 and 2015 is as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	($ in millions)
Borrowing interest expense	$1.23	$0.27
Facility fees	0.26	0.31
Amortization of financing costs	0.33	0.09
Total	$1.82	$0.67
Weighted average interest rate	3.10%	2.80%
Average outstanding balance	$159.80	$37.95

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the

Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2016 and December 31, 2015, our asset coverage ratio was 2.58 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2016, we had cash of approximately $11.80 million, a decrease of $10.91 million from December 31, 2015. In addition, as of March 31, 2016, we had an investment in a money market fund managed by an affiliate of Group Inc. of $13.45 million, an increase of $3.33 million from December 31, 2015. Cash used by operating activities for the three months ended March 31, 2016 was approximately $3.57 million, primarily driven by purchases of investments of $50.40 million and net purchase of investments in the affiliated money market fund of $3.33 million, partially offset by an increase in net assets resulting from operations of $5.40 million, proceeds from sales and principal repayments of $30.59 million, and proceeds from other operating activities of $14.17 million. Cash used by financing activities for the three months ended March 31, 2016 was approximately $7.34 million, which was the result of proceeds from the borrowings on debt of $63.00 million, partially offset by repayments on debt of $53.95 million, distributions paid of $16.34 million, and other financing activities of $0.05 million.

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

There were no sales of our common stock during the three months ended March 31, 2016.

10b5-1 Plan

Goldman, Sachs & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase by Goldman, Sachs & Co. in the open market of up to the lesser of (i) $25.00 million in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required Goldman, Sachs & Co. to purchase shares of our common stock when the market price per share was below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). The purchase of shares by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law. Under the GS 10b5-1 Plan, Goldman, Sachs & Co. increased the volume of purchases made anytime the market price per share of our common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by Goldman, Sachs & Co. under the GS 10b5-1 Plan may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market. For the three months ended March 31, 2016, Goldman, Sachs & Co. purchased 432,638 shares of our common stock pursuant to the GS 10b5-1 Plan.

Common Stock Repurchase Plans

In February 2015, our Board of Directors approved a common stock repurchase plan (the “Company Repurchase Plan”), which authorized our purchase of up to $35.00 million of our common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired on March 18, 2016.

In February 2016, our Board of Directors authorized us to repurchase up to $25.00 million of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and Goldman, Sachs & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016) and expires on March 18, 2017.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2016, we did not repurchase any stock pursuant to the Company 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

Concurrent with the IPO, we adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman, Sachs & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 10b5-1 Plan. The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 3, 2015	December 31, 2015	January 28, 2016	8,206

For the three months ended March 31, 2015, no shares were distributed pursuant to the dividend reinvestment plan.

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

The following table shows our contractual obligations as of March 31, 2016:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$428.05	$–	$–	$428.05	$–

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $458.09 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of March 31, 2016, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

HEDGING

To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our investment adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. As of March 31, 2016, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and 2015, our off-balance sheet arrangements consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$2.50	$2.50
First Lien/Last-Out Unitranche	–	3.51

Total	$2.50	$6.01

RECENT DEVELOPMENTS

In April 2016, the Company and Cal Regents each contributed $4.14 million to the Senior Credit Fund, a controlled affiliated investment.

Effective May 2, 2016, we entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent and registrar. In connection with our entry into the agreement, we amended and restated the dividend reinvestment plan to reflect Computershare Trust Company, N.A. as the administrator of the dividend reinvestment plan. Stockholders wishing to opt out of, or opt in to (once an election to opt out has been made), the dividend reinvestment plan may do so by contacting Computershare Trust Company, N.A. at 855-807-2742.

On May 3, 2016, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about July 15, 2016 to holders of record as of June 30, 2016.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We have adopted this standard effective January 1, 2016 and determined there to be no impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments (Topic 825) — Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new ASU requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, the ASU changes the disclosure requirements for financial instruments. ASU 2016-01 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted for certain provisions. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

As of March 31, 2016, on a fair value basis, approximately 12.7% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 87.3% of our performing debt investments bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2016 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2016 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$ 20.08	$ (11.98)	$ 8.10
Up 200 basis points	12.09	(7.99)	4.10
Up 100 basis points	4.09	(3.99)	0.10
Up 75 basis points	2.13	(2.99)	(0.86)
Up 50 basis points	0.55	(2.00)	(1.45)
Up 25 basis points	-	(1.00)	(1.00)
Down 25 basis points	-	1.00	1.00
Down 50 basis points	0.01	1.74	1.75
Down 75 basis points	0.01	1.74	1.75
Down 100 basis points	0.01	1.74	1.75
Down 200 basis points	0.01	1.74	1.75
Down 300 basis points	0.01	1.74	1.75

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 2, 2016. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Purchases of our common stock pursuant to the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $25.00 million of shares of our common stock if the stock trades below the most recently announced net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share), subject to certain limitations, until March 18, 2017. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under the Company 10b5-1 Plan or otherwise may result in dilution to our net asset value per share.

We are authorized to repurchase shares of common stock when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share), including under the Company 10b5-1 Plan. Because purchases may be made beginning at any price below our most recently reported net asset value per share, if our net asset value per share decreases after the date as of which net asset value per share was last reported, such purchases may result in dilution to our net asset value per share. This dilution would occur because we would repurchase shares at a price above the then-current net asset value per share, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(amounts in thousands, except share and per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchasedas Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	210,572	18.69	210,572	$16,886
February 1, 2016 – February 29, 2016	194,152	18.15	194,152	13,363
March 1, 2016 – March 31, 2016	27,914	18.64	27,914	12,842

Total	432,638		432,638

(1)	All of the shares reported in the table were purchased by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan, which was entered into on March 17, 2015 and expired on March 18, 2016. The 10b5-1 Plan provided for the purchase by Goldman, Sachs & Co. in the open market of up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%.

None of the shares reported in the table were purchased by the Company pursuant to the Company Repurchase Plan, which expired on March 18, 2016, or the Company’s current authorization to repurchase shares, which expires on March 18, 2017.

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

GOLDMAN SACHS BDC, INC.

Date: May 9, 2016	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2016	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (b) to Pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.1	Amended and Restated Dividend Reinvestment Plan.

10.2	Transfer Agency and Service Agreement, effective as of May 2, 2016, by and between Registrant, Computershare Inc. and Computershare Trust Company, N.A.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.