Form 10-Q
period 2016-06-30
Goldman Sachs BDC, Inc.
filed 2016-08-04
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 4, 2016 was 36,321,374.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 and in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. (“GSAM”) and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment advisor to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2016 (unaudited)	December 31, 2015
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,111,598 and $1,067,299, respectively)	$1,048,703	$1,032,119
Non-controlled affiliated investments (cost of $9,237 and $9,237, respectively)	3,559	4,048
Controlled affiliated investments (cost of $62,957 and $46,167, respectively)	62,882	44,897
Investments in affiliated money market fund (cost of $15,667 and $10,117, respectively)	15,667	10,117

Total investments, at fair value (cost of $1,199,459 and $1,132,820, respectively)	1,130,811	1,091,181
Cash	15,454	22,710
Receivable for investments sold	175	313
Interest and dividends receivable from non-controlled/non-affiliated investments	8,548	10,399
Dividend receivable from controlled affiliated investments	1,550	1,350
Other income receivable from controlled affiliated investments	544	681
Deferred financing costs	5,171	5,775
Other assets	360	350

Total assets	$1,162,613	$1,132,759

Liabilities

Debt	$468,550	$419,000
Interest and credit facility expense payable	371	432
Management fees payable	4,188	4,238
Incentive fees payable	2,085	360
Distribution payable	16,341	16,338
Accrued offering costs	—	40
Directors’ fees payable	207	—
Accrued expenses and other liabilities	2,389	3,701

Total liabilities	$494,131	$444,109

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,312,437 and 36,306,882 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	36	36
Paid-in capital in excess of par	719,800	719,690
Accumulated net realized gain (loss)	(2,367)	(2,367)
Accumulated undistributed net investment income	21,082	14,351
Net unrealized appreciation (depreciation) on investments	(68,648)	(41,639)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$668,482	$688,650

TOTAL LIABILITIES AND NET ASSETS	$1,162,613	$1,132,759

Net asset value per share	$18.41	$18.97

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$26,489	$25,123	$55,620	$50,201
Dividend income	630	617	1,257	1,232
Other income	204	400	397	529

Total investment income from non-controlled/non-affiliated investments	27,323	26,140	57,274	51,962
From non-controlled affiliated investments:
Dividend income	11	1	22	1

Total investment income from non-controlled affiliated investments	11	1	22	1
From controlled affiliated investments:
Dividend income	1,550	729	2,825	1,279
Other income	437	446	544	446

Total investment income from controlled affiliated investments	1,987	1,175	3,369	1,725

Total investment income	$29,321	$27,316	$60,665	$53,688

Expenses:
Interest and credit facility expense	$3,246	$2,117	$6,281	$4,603
Management fees	4,188	3,638	8,314	7,110
Incentive fees	2,085	4,403	3,489	7,911
Professional fees	585	535	1,181	1,126
Administration, custodian and transfer agent fees	215	217	441	435
Directors’ fees	256	158	480	268
Other expenses	327	374	635	590

Total expenses	$10,902	$11,442	$20,821	$22,043

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$18,419	$15,874	$39,844	$31,645

Excise tax expense	$221	$65	$434	$90

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$18,198	$15,809	$39,410	$31,555

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(12,400)	2,202	(27,715)	1,190
Non-controlled affiliated investments	(94)	(186)	(489)	(1,601)
Controlled affiliated investments	1,296	100	1,195	814

Net realized and unrealized gains (losses)	$(11,198)	$2,116	$(27,009)	$403

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,000	$17,925	$12,401	$31,958

Net investment income (loss) per share (basic and diluted)	$0.50	$0.44	$1.09	$0.95
Earnings per share (basic and diluted)	$0.19	$0.50	$0.34	$0.96
Weighted average shares outstanding	36,311,582	36,137,532	36,309,232	33,242,082
Distributions declared per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$39,410	$31,555
Net realized gain (loss) on investments	—	—
Net change in unrealized appreciation (depreciation) on investments	(27,009)	403

Net increase (decrease) in net assets resulting from operations	$12,401	$31,958

Distributions to stockholders from:
Net investment income	$(32,679)	$(32,251)

Total distributions to stockholders	$(32,679)	$(32,251)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (0 and 6,900,000 shares, respectively)	$—	$131,839
Reinvestment of stockholder distributions (5,555 and 6,982 shares, respectively)	110	138

Net increase (decrease) in net assets resulting from capital transactions	$110	$131,977

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(20,168)	$131,684

Net assets at beginning of period	$688,650	$574,582

Net assets at end of period	$668,482	$706,266

Accumulated undistributed net investment income	$21,082	$3,362

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$12,401	$31,958
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(93,862)	(109,357)
Payment-in-kind interest	(209)	(205)
Investments in affiliated money market fund, net	(5,550)	8,303
Proceeds from sales of investments and principal repayments	35,529	21,066
Net change in unrealized (appreciation) depreciation on investments	27,009	(403)
Amortization of premium and accretion of discount, net	(2,547)	(2,060)
Amortization of deferred financing costs	604	573
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,651	(128)
(Increase) decrease in receivable for investments sold	138	—
(Increase) decrease in other income receivable	137	(446)
(Increase) decrease in other assets	(10)	(184)
Increase (decrease) in interest and credit facility expense payable	(43)	(151)
Increase (decrease) in management fees payable	(50)	312
Increase (decrease) in incentive fees payable	1,725	4,403
Increase (decrease) in payable for investments purchased	—	(4,700)
Increase (decrease) in directors’ fees payable	207	(98)
Increase (decrease) in accrued expenses and other liabilities	(1,312)	848

Net cash provided by (used for) operating activities	$(24,182)	$(50,269)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$—	$135,111
Offering costs paid	(40)	(445)
Repurchase of common stock	—	(732)
Distributions paid	(32,566)	(31,290)
Financing costs paid	(18)	(505)
Borrowings on debt	110,500	102,000
Repayments of debt	(60,950)	(151,000)

Net cash provided by (used for) financing activities	$16,926	$53,139

Net increase (decrease) in cash	(7,256)	2,870
Cash, beginning of period	22,710	8,609

Cash, end of period	$15,454	$11,479

Supplemental and non-cash financing activities
Interest expense paid	$5,475	$3,705
Accrued but unpaid excise tax expense	$428	$85
Accrued but unpaid deferred financing costs	$36	$63
Accrued but unpaid offering costs	$—	$1,918
Accrued but unpaid distributions	$16,341	$16,330
Reinvestment of stockholder distributions	$110	$138

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2016

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value - 166.82% #

Corporate Debt (1) - 153.73%

1st Lien/Senior Secured Debt - 65.28%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$17,600
Data Driven Delivery Systems, LLC(++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/31/2019	70,500	68,331	70,500
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,526	22,800
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,258	18,112
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	33,727	33,347	32,377
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	21,419	12,368
Kawa Solar Holdings Limited(3)	Construction & Engineering	F + 8.20%	07/02/2018	12,600	12,548	12,600
Kawa Solar Holdings Limited(++) (3)	Construction & Engineering	L + 8.20%	07/02/2018	2,400	2,390	2,400
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	27,857	27,453	27,509
Legacy Buyer Corp.(++) (4)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	1,664	1,669
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	36,903	36,295	36,626
NTS Communications, Inc.(5) (6)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	44,300	43,641	37,655
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	38,543	37,765	38,350
The Merit Distribution Group, LLC(+)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	30,000	29,275	29,250
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,729	30,180	30,729
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	46,547	45,886	45,849

Total 1st Lien/Senior Secured Debt					451,978	436,394

1st Lien/Last-Out Unitranche (7) - 45.57%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	88,434	87,076	87,549
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	29,438	28,923	29,438
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	35,882	31,257
Integrated Practice Solutions, Inc.(++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	26,469	25,851	26,469
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,004	10,160
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,036	29,704
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	47,020	46,428	46,315
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,335	43,765

Total 1st Lien/Last-Out Unitranche					310,535	304,657

2nd Lien/Senior Secured Debt - 42.88%
DiscoverOrg, LLC(+++)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,749	38,710
DiversiTech Corporation(+)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	10,000	9,867	9,875
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,853	15,075
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,326	8,455
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,621	22,867
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,507	59,050
Hunter Defense Technologies, Inc.(5) (8)	Aerospace & Defense	P + 9.00%	02/05/2020	28,000	26,841	4,726

The accompanying notes are part of these unaudited consolidated financial statements.

Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	12,094	12,773
IHS Intermediate, Inc.(++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,820	9,500
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,784	19,800
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,740	19,600
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,927	8,500
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,124	9,506
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,840	17,800
SW Holdings, LLC(+++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,011	14,015
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,800	24,949	16,368

Total 2nd Lien/Senior Secured Debt					328,053	286,620

Total Corporate Debt					1,090,566	1,027,671

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) - 3.68%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)		21,032	$21,032	$21,032
Lone Pine Resources CDA, Ltd.^ (3) (5) (9)	Oil, Gas & Consumable Fuels	10.00%		3,745,909	4,791	3,559

Total Preferred Stock					25,823	24,591

Common Stock (1) - 0.00%
Lone Pine Resources CDA, Ltd.^ (3) (5) (10)	Oil, Gas & Consumable Fuels			972,919	4,446	—

Total Common Stock					4,446	—

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) - 9.41%
Senior Credit Fund, LLC^^ (3)				$62,957	$62,957	$62,882

Total Investment Funds & Vehicles					62,957	62,882

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) - 2.34% #
Goldman Sachs Financial Square Government Fund		0.32%(11)		15,667,290	$15,667	$15,667

Total Investments in Affiliated Money Market Fund					15,667	15,667

TOTAL INVESTMENTS - 169.16%					$1,199,459	$1,130,811

LIABILITIES IN EXCESS OF OTHER ASSETS - (69.16%)						$(462,329)

NET ASSETS - 100.00%						$668,482

#	Percentages are based on net assets.
(+)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(++)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(+++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

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
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of June 30, 2016, the aggregate fair value of these securities is $91,912 or 13.75% of the Company’s net assets.

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

The accompanying notes are part of these unaudited consolidated financial statements.

(5)	Non-income producing security.
(6)	The investment is on non-accrual status as of June 30, 2016. See Note 2 “Significant Accounting Policies”. Subsequent to June 30, 2016, the investment was amended. See Note 11 “Subsequent Events”.
(7)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(8)

The investment was on non-accrual status as of June 30, 2016. See Note 2 “Significant Accounting Policies”. Subsequent to June 30, 2016, the investment was restructured. See Note 11 “Subsequent Events”.

(9)	In addition, the Company holds 3,745,909 shares of voting securities in an affiliated entity with zero cost and zero value.
(10)	In addition, the Company holds 972,919 shares of voting securities in an affiliated entity with zero cost and zero value.
(11)	The rate shown is the annualized seven-day yield as of June 30, 2016.
F -	Federal Funds Rate (which as of June 30, 2016 was 0.32%)
L -	LIBOR
P -	U.S. Prime Rate (which as of June 30, 2016 was 3.50%)
PIK -	Payment-In-Kind

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

In July 2015, the Company formed a wholly-owned subsidiary, DDDS BL, LLC, which is structured as a Delaware limited liability company.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2016. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2016, the Company earned $10 and $270, respectively, in prepayment premiums and $74 and $560, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and six months ended June 30, 2015, the Company earned $0 and $575, respectively, in prepayment premiums and $155 and $377, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2016, the Company had two investments on non-accrual status, which represented 6.0% and 3.8% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $15,667) at amortized cost and at fair value, respectively. As of December 31, 2015, the Company had no investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2016 and December 31, 2015, the Company held $15,454 and $22,710, respectively, in cash.

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

The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investment transactions.

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

Effective April 1, 2013, the Company converted from an SMLLC into a corporation for U.S. tax purposes and elected to be treated as a RIC commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company. The Company’s conversion from an SMLLC to a RIC was considered a taxable event.

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2016, the Company accrued excise taxes of $221 and $434, respectively. As of June 30, 2016, $428 of accrued excise taxes remained payable. For the three and six months ended June 30, 2015, the Company accrued excise taxes of $65 and $90, respectively.

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

For the three and six months ended June 30, 2016, Management Fees amounted to $4,188 and $8,314, respectively. As of June 30, 2016, $4,188 remained payable. For the three and six months ended June 30, 2015, Management Fees amounted to $3,638 and $7,110, respectively.

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

For the three and six months ended June 30, 2016, the Company incurred Incentive Fees based on income of $2,085 and $3,489, respectively. As of June 30, 2016, $2,085 remained payable. For the three and six months ended June 30, 2015, the Company incurred Incentive Fees based on income of $4,403 and $7,911, respectively. For the three and six months ended June 30, 2016 and 2015, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $211 and $421, respectively. As of June 30, 2016, $359 remained payable. For the three and six months ended June 30, 2015, the Company incurred expenses for services provided by the Administrator and the Custodian of $191 and $383, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, Goldman, Sachs & Co. was the Transfer Agent. For the three and six months ended June 30, 2016, the Company incurred expenses for services provided by the Transfer Agent of $4 and $20, respectively. As of June 30, 2016, $9 remained payable. For the three and six months ended June 30, 2015, the Company incurred expenses for services provided by the Transfer Agent of $26 and $52, respectively.

Reimbursement from Investment Adviser

In connection with the IPO, the Investment Adviser paid 70%, or approximately $5,040, of the sales load. In addition, in April 2015, the Investment Adviser paid 70%, or approximately $756, of the sales load related to the exercise of the underwriters’ over-allotment option.

10b5-1 Plan

Goldman, Sachs & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase by Goldman, Sachs & Co. in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required Goldman, Sachs & Co. to purchase shares of the Company’s common stock when the market price per share was below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law, including Regulation M. Under the GS 10b5-1 Plan, Goldman, Sachs & Co. increased the volume of purchases made anytime the market price per share of the Company’s common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by Goldman, Sachs & Co. under the GS 10b5-1 Plan may have resulted in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, Goldman, Sachs & Co. purchased 432,638 shares of Company’s common stock pursuant to the GS 10b5-1 Plan.

Common Stock Repurchase Plans

In February 2015, the Company’s Board of Directors approved a common stock repurchase plan (the “Company Repurchase Plan”), which authorized the Company’s purchase of up to $35,000 of its common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired on March 18, 2016.

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

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2016, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of June 30, 2016 and December 31, 2015, Group Inc. owned 17.86% and 16.67%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the six months ended June 30, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases(3)	Sales(3)	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2016	Dividend Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$44,897	$16,790	$-	$1,195	$62,882	$2,825	$544
Total Controlled Affiliates	$44,897	$16,790	$-	$1,195	$62,882	$2,825	$544
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$10,117	$183,769	$(178,219)	$-	$15,667	$22	$-
Lone Pine Resources CDA, Ltd. (Preferred Stock)	4,048	-	-	(489)	3,559	-	-
Lone Pine Resources CDA, Ltd. (Common Stock)	-	-	-	-	-	-	-
Total Non-Controlled Affiliates	$14,165	$183,769	$(178,219)	$(489)	$19,226	$22	$-
Total Affiliates	$59,062	$200,559	$(178,219)	$706	$82,108	$2,847	$544

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

4.        INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $15,667 and $10,117, respectively) consisted of the following:

	June 30, 2016		December 31, 2015
Investment Type	Cost	Fair Value	Cost	Fair Value

1st Lien/Senior Secured Debt	$451,978	$436,394	$425,536	$420,098
1st Lien/Last-Out Unitranche	310,535	304,657	308,108	305,727
2nd Lien/Senior Secured Debt	328,053	286,620	312,831	285,470
Preferred Stock	25,823	24,591	25,615	24,872
Common Stock	4,446	–	4,446	–
Investment Funds & Vehicles[1]	62,957	62,882	46,167	44,897

Total Investments	$1,183,792	$1,115,144	$1,122,703	$1,081,064

[1]	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	June 30, 2016	December 31, 2015
Internet Software & Services	8.7%	9.1%
Real Estate Management & Development	7.9	7.8
Diversified Telecommunication Services	7.0	6.4
Software	6.6	3.2
Health Care Technology	6.3	6.5
Electronic Equipment, Instruments & Components	5.7	6.1
Investment Funds & Vehicles	5.6	4.2
Professional Services	5.6	6.3
Media	4.2	4.2
Air Freight & Logistics	3.9	4.1
Health Care Providers & Services	3.5	3.7
Machinery	3.3	3.4
Building Products	2.9	3.1
Commercial Services & Supplies	2.8	3.2
Health Care Equipment & Supplies	2.8	2.9
Household Products	2.7	2.5
Specialty Retail	2.6	2.8
Distributors	2.6	—
Oil, Gas & Consumable Fuels	2.4	2.5
Aerospace & Defense	2.1	4.1
Marine	1.9	1.9
Auto Components	1.8	1.8
Diversified Financial Services	1.8	1.8
Construction & Engineering	1.3	1.4
Computers & Peripherals	1.1	1.2
Energy Equipment & Services	1.1	1.5
Leisure Equipment & Products	0.9	3.5
Food Products	0.9	0.8
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2016	December 31, 2015
United States	98.4%	98.2%
Germany	1.3	1.4
Canada	0.3	0.4
Total	100.0%	100.0%

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

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, as lender, and Natixis, New York Branch (“Natixis”), as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of the Company and Cal Regents, proceeds of such subscriptions and certain other assets. SPV I has entered into a revolving credit facility (the “SPV I Revolving Credit Facility”) and term loan facility (the “SPV I Term Loan Facility” and, together with the SPV I Revolving Credit Facility, as amended, the “Asset Based Facility”) with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $185,000 on a committed basis. As of June 30, 2016, the SPV I Term Loan Facility consisted of a $115,000 fully drawn term loan.

As of June 30, 2016 and December 31, 2015, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	June 30, 2016		December 31, 2015
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed

Company	$100,000	$62,957	$100,000	$46,167
Cal Regents	100,000	$62,957	100,000	46,167

Total	$200,000	$125,914	$200,000	$92,334

As of June 30, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $354,237 and $285,586, respectively. As of June 30, 2016 and December 31, 2015, the Senior Credit Fund had no investments on non-accrual status. In addition, as of June 30, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $3,685 and $21,830, respectively.

In October 2014, the Senior Credit Fund purchased seven investments at fair value, as prescribed under the valuation procedures in Note 2 “Significant Accounting Policies”, from the Company for an aggregate purchase price of approximately $97,640. In connection with the transaction, the Company recorded a realized gain of $2.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
Total senior secured debt (1)	$359,164	$291,512
Weighted average current interest rate on senior secured debt (2)	6.7%	6.3%
Number of borrowers in the Senior Credit Fund	28	22
Largest loan to a single borrower (1)	$23,730	$23,820

(1) At par amount.

(2) Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of June 30, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,975	$4,883	$4,938
Aperture Group, LLC(++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	16,962	16,796	16,751
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,850	14,721	14,553
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	15,886	15,799	15,330
Crowne Group, LLC(++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	17,000	16,830	16,830
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,850	11,749	11,702
DiscoverOrg, LLC(+++) (2)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,347	7,318	7,255
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,960	15,650	15,800
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,850	14,719	14,664
Explorer Holdings, Inc.(3)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	10,000	9,900	9,996
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,730	17,637	17,553
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,933	8,894	8,938
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,920	15,345	15,592
Imagine! Print Solutions, Inc.(++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	3,990	3,932	3,970
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,885	15,773	15,567
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,047	11,845	11,776
Liquidnet Holdings, Inc.(++) (1)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,333	22,997	22,925
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,975	9,715	9,925
MB Aerospace Holdings Inc.(++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,929	15,778	15,769
Netsmart Technologies, Inc.(++)	Health Care Technology	L + 4.75% (1.00% Floor)	04/19/2023	6,000	5,940	5,970
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,245	14,165	14,173
Precyse Acquisition Corp.(++)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	5,000	4,925	4,975
RealD, Inc.(+++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,958	16,789	16,788
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,641	9,513	9,400
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	13,709	13,620	13,675
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,863	10,654	10,482
Zep Inc.(++)	Chemicals	L + 4.50% (1.00% Floor)	06/27/2022	5,445	5,421	5,438

Total 1st Lien/Senior Secured Debt					331,308	330,735

1st Lien/First-Out Unitranche
Infogix, Inc.(++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9,881	9,788	9,782

Total 1st Lien/First-Out Unitranche					9,788	9,782

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++) (2)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8,000	7,848	7,840
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,897	5,880

Total 2nd Lien/Senior Secured Debt					13,745	13,720

Total Corporate Debt					354,841	354,237

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.32%(4)		3,685,262	$3,685	$3,685

Total Investments in Affiliated Money Market Fund					3,685	3,685

TOTAL INVESTMENTS					$358,526	$357,922

(+)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(++)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(+++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(1)	Initial investment was purchased at fair value from the Company in October 2014.
(2)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(3)	Position or portion thereof unsettled as of June 30, 2016.
(4)	The rate shown is the annualized seven-day yield as of June 30, 2016.
L -	LIBOR

Senior Credit Fund Portfolio as of December 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5,000	$4,901	$4,900
Aperture Group, LLC(++) (1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17,855	17,657	17,623
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,925	14,785	14,626
Cengage Learning Acquisitions, Inc.(+) (1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15,000	14,741	14,588
ConvergeOne Holdings Corporation(++) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14,817	14,745	14,632
Crowne Group, LLC(++) (2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,813	14,695	14,294
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,910	11,802	11,821
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,560	7,526	7,522
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,925	14,784	14,776
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14,925	14,856	14,602
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,820	17,719	17,464
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,978	8,936	8,910
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,000	14,410	14,681
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14,963	14,893	14,588
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,166	11,944	11,315
Liquidnet Holdings, Inc.(++) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22,481	22,134	21,694
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12,500	12,375	12,375
PGX Holdings, Inc.(+++) (2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,263	14,158	14,109
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4,963	4,940	4,888
SkinnyPop Popcorn LLC(++) (2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,257	14,147	14,221
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,918	10,698	10,699
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5,473	5,447	5,438

Total 1st Lien/Senior Secured Debt					282,293	279,766

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,891	5,820

Total 2nd Lien/Senior Secured Debt					5,891	5,820

Total Corporate Debt					288,184	285,586

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.19%(3)		21,829,831	$21,830	$21,830

Total Investments in Affiliated Money Market Fund					21,830	21,830

TOTAL INVESTMENTS					$310,014	$307,416

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from the Company in October 2014.
(3)	The rate shown is the annualized seven-day yield as of December 31, 2015.
L -	LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
Selected Balance Sheet Information
Total investments, at fair value	$357,922	$307,416
Cash and other assets	8,448	7,579

Total assets	$366,370	$314,995

Debt (1)	$224,836	$184,983
Other liabilities	15,770	40,218

Total liabilities	$240,606	$225,201

Members’ equity	125,764	89,794

Total liabilities and members’ equity	$366,370	$314,995

(1)	Net of deferred financing costs for the SPV I Term Loan Facility as of June 30, 2016 and December 31, 2015, which were in the amount of $940 and $567, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Selected Statements of Operations Information:
Total investment income	$6,315	$3,323	$11,315	$5,675

Expenses
Interest and credit facility expense	2,169	1,269	4,274	2,284
Excess loan origination and structuring fees	477	470	603	470
Professional fees	100	78	207	153
Administration and custodian fees	80	72	159	144
Other expenses	14	36	26	65

Total expenses	2,840	1,925	5,269	3,116

Total net income	3,475	1,398	6,046	2,559
Net realized gain (loss) on investments	-	50	-	50
Net change in unrealized appreciation (depreciation) on investments	2,217	210	1,994	1,561

Net increase (decrease) in members’ equity	$5,692	$1,658	$8,040	$4,170

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and credit facility expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and payable annually. For the three and six months ended June 30, 2016, the Company accrued income of $437 and $544, respectively, based on loan origination and structuring fees payable from the Senior Credit Fund to the Company, which is included in other income from controlled affiliated investments on the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company accrued income based on loan origination and structuring fees of $446.

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

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 3 Instruments.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2016 and December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2016[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of June 30, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured $354,376	Discounted cash flows: • Discount Rate	8.2% - 16.6% (10.5%)
		Comparable multiples: • EV/EBITDA[5]	5.3x - 12.4x (5.1x)
	1st Lien/Last-Out Unitranche $304,657	Discounted cash flows: • Discount Rate	10.4% - 16.1% (11.8%)
	2nd Lien/Senior Secured $208,347	Discounted cash flows: • Discount Rate	2.1% - 29.9% (11.6%)
		Comparable multiples: • EV/EBITDA[5]	6.0x - 7.0x (6.7x)
Equity	Preferred Stock $24,591	Discounted cash flows: • Discount Rate	10.0% - 12.0% (11.8%)
		Comparable multiples: • EV/EBITDA[5] • EV/Production[6]	5.1x - 12.7x (7.0x) $17 - $51 ($26)

[1]

Included within Level 3 Assets of $949,321 is an amount of $57,350 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2016 and December 31, 2015. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2016:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$–	$52,768	$383,626	$436,394
1st Lien/Last-Out Unitranche	–	–	304,657	304,657
2nd Lien/Senior Secured Debt	–	50,173	236,447	286,620
Preferred Stock	–	–	24,591	24,591
Common Stock	–	–	–	–
Affiliated Money Market Fund	15,667	–	–	15,667

Subtotal	$15,667	$102,941	$949,321	$1,067,929

Investments measured at NAV[1]				62,882

Total				$1,130,811

[1]	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2015:

Assets	Level 1	Level 2	Level 3	Total

1st Lien/Senior Secured Debt	$–	$57,767	$362,331	$420,098
1st Lien/Last-Out Unitranche	–	–	305,727	305,727
2nd Lien/Senior Secured Debt	–	27,769	257,701	285,470
Preferred Stock	–	–	24,872	24,872
Common Stock	–	–	–	–
Affiliated Money Market Fund	10,117	–	–	10,117

Subtotal	$10,117	$85,536	$950,631	$1,046,284

Investments measured at NAV[1]				44,897

Total				$1,091,181

[1]	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2016:

Level 3	Beginning Balance as of January 1, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2016

1st Lien/Senior Secured Debt	$362,331	31,375	–	(4,763)	(5,972)	655	–	–	383,626
1st Lien/Last-Out Unitranche	305,727	6,308	–	(3,498)	(4,557)	677	–	–	304,657
2nd Lien/Senior Secured Debt	257,701	39,390	–	(27,789)	(25,000)	745	8,200	(16,800)	236,447
Preferred Stock	24,872	209	–	(490)	–	–	–	–	24,591
Common Stock	–	–	–	–	–	–	–	–	–

Total assets	$950,631	$77,282	$–	$(36,540)	$(35,529)	$2,077	$8,200	$(16,800)	$949,321

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2016 totaled $(36,136), consisting of the following: 1st Lien/Senior Secured Debt $(4,763), 1st Lien/Last-Out Unitranche $(3,498), 2nd Lien/Senior Secured Debt $(27,385), Preferred Stock $(490), and Common Stock $0.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2015:

Level 3	Beginning Balance as of January 1, 2015	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2015

1st Lien/Senior Secured Debt	$176,931	$65,267	$–	$237	$(2,677)	$409	$–	$–	$240,167
1st Lien/Last-Out Unitranche	275,567	2,600	–	(657)	(7,389)	641	–	–	270,762
2nd Lien/Senior Secured Debt	304,541	28,323	–	(1,664)	(11,000)	621	27,323	(19,710)	328,434
Preferred Stock	26,358	205	–	(970)	–	–	–	–	25,593
Common Stock	632	–	–	(632)	–	–	–	–	–

Total assets	$784,029	$96,395	$–	$(3,686)	$(21,066)	$1,671	$27,323	$(19,710)	$864,956

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2015 totaled $(4,331), consisting of the following: 1st Lien/Senior Secured Debt $237, 1st Lien/Last-Out Unitranche $(657), 2nd Lien/Senior Secured Debt $(2,309), Preferred Stock $(970), and Common Stock $(632).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2016 and 2015, transfers from Level 3 to Level 2 were due to increased price transparency, while for the six months ended June 30, 2016 and 2015, transfers from Level 2 to Level 3 were due to decreased price transparency.

Debt

The fair value of the Company’s debt, which is categorized as Level 3 within the fair value hierarchy as of June 30, 2016 and December 31, 2015, approximates its carrying value.

6.         DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2016 and December 31, 2015, the Company’s outstanding borrowings were $468,550 and $419,000, respectively, and the Company’s asset coverage ratio was 2.43 to 1 and 2.64 to 1, respectively.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $458,116, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2016, the Company was in compliance with these covenants.

Costs of $8,247 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Borrowing interest expense	$2,839	$1,530	$5,426	$3,546
Facility fees	105	295	251	484
Amortization of financing costs	302	292	604	573

Total	$3,246	$2,117	$6,281	$4,603

Weighted average interest rate	2.49%	2.46%	2.48%	2.46%
Average outstanding balance	$458,957	$249,132	$440,451	$290,591

7.        COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. The Company had the following unfunded commitments by investment types through the dates indicated:

	June 30, 2016			December 31, 2015
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)

1st Lien/Senior Secured Debt
Legacy Buyer Corp.	10/24/2019	$800	$(10)	10/24/2019	$2,500	$(31)

Total 1st Lien/Senior Secured Debt		800	(10)		2,500	(31)
1st Lien/Last-Out Unitranche
Associations, Inc.	-	-	-	12/22/2018	3,511	(61)

Total 1st Lien/Last-Out Unitranche		-	-		3,511	(61)
Total		$800	$(10)		$6,011	$(92)

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

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share

February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share

February 25, 2015	March 31, 2015	April 30, 2015	$0.45
May 13, 2015	June 30, 2015	July 15, 2015	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2016 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares

November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2015 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares

February 25, 2015	March 31, 2015	April 30, 2015	6,982

9.     EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$7,000	$17,925	$12,401	$31,958
Denominator for basic and diluted earnings per share - weighted average shares outstanding	36,311,582	36,137,532	36,309,232	33,242,082
Basic and diluted earnings per share	$0.19	$0.50	$0.34	$0.96

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.     FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Per Share Data:(1)
Net asset value, beginning of period	$18.97	$19.56
Net investment income (loss)	1.09	0.95
Net realized and unrealized gains (losses)(2)	(0.75)	(0.06)

Net increase (decrease) in net assets resulting from operations	0.34	0.89

Cost of issuance of common stock, net of underwriting and offering costs	—	(0.09)
Distributions declared from net investment income(3)	(0.90)	(0.90)

Total increase (decrease) in net assets	(0.56)	(0.10)

Net asset value, end of period	$18.41	$19.46

Market price, end of period	$19.99	$23.65

Shares outstanding, end of period	36,312,437	36,288,109
Total return based on net asset value(4)	1.70%	3.75%
Total return based on market value(5)	10.26%	23.31%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$668,482	$706,266
Ratio of expenses (without incentive fees and interest and credit facility expenses) to average net assets(6)	3.31%	2.88%
Ratio of interest and credit facility expenses to average net assets(7)	1.86%	1.43%
Ratio of incentive fees to average net assets(7)	1.03%	2.46%
Ratio of total expenses to average net assets(6)	6.20%	6.77%
Ratio of net investment income to average net assets(6)(8)	11.70%	9.89%
Portfolio turnover	3%	2%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)

For the six months ended June 30, 2015, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of equity issuances.

(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)

Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

(5)

Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. For the six months ended June 30, 2015, the beginning market value per share is based on the initial public offering price of $20.00 per share.

(6)	Annualized except for certain operating expenses.
(7)	Annualized.
(8)	For the six months ended June 30, 2016 and 2015, annualized except for certain components of other income.

11.     SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

As of June 30, 2016, the Company held second lien debt in Hunter Defense Technologies, Inc. with a cost basis of $26,841 and fair value of $4,726. On July 1, 2016, the Company purchased $8,750 par amount of Hunter Defense Technologies, Inc.’s first lien debt for a purchase price of $7,852. Effective July 1, 2016, Hunter Defense Technologies, Inc. completed a capital restructuring whereby the second lien debt held by the Company was converted into non-interest bearing preferred and common equity with a fair value of $4,726, thereby realizing a loss of $22,115 on the second lien debt investment. In addition, the first lien debt was converted into non-interest bearing preferred equity with a fair value of $8,750, resulting in $898 of unrealized appreciation. In aggregate, the fair value of the Company’s holdings in non-interest bearing preferred and common equity of Hunter Defense Technologies, Inc. is $13,476, which would represent 1.21% of the Company’s investment portfolio at fair value as of June 30, 2016. As a result of receipt of non-interest bearing securities in connection with this restructuring, the investment was taken off of non-accrual status effective July 1, 2016.

Effective July 22, 2016, the Company completed an amendment to its credit agreement with NTS Communications, Inc. (“NTS”). In connection with this amendment, NTS’ financial sponsor invested additional capital into NTS and the Company purchased additional first lien debt with a par amount of $5,905. In addition, the Company agreed to receive payment in kind on interest owed under the amended credit facility beginning with the quarter ending on September 30, 2016. The Company also received certain preferred and common equity of NTS. Furthermore, the Company received a cash payment from NTS in an amount equal to past due interest.

On August 2, 2016, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about October 17, 2016 to holders of record as of September 30, 2016.

On August 2, 2016, the Company amended its dividend reinvestment plan principally to (1) clarify when the plan agent is required to cease making open market purchases when the Company’s shares are trading at a discount to NAV; and (2) update the provisions regarding the plan agent’s procedures for stockholders withdrawal from the plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiary, as the context may require. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2016, we have originated more than $1.60 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Costs relating to future offerings of securities would be incremental.

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank as the administrative agent and Bank of America, N.A. as the syndication agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2016 and December 31, 2015, our portfolio (excluding our investment in a money market fund managed by an affiliate of the Goldman Sachs Group, Inc. (“Group Inc.”) of $15.67 million and $10.12 million, respectively) consisted of the following:

	As of
	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$451.98	$436.39	39.1%	$425.53	$420.10	38.9%
First Lien/Last-Out Unitranche	310.53	304.66	27.4	308.10	305.72	28.3
Second Lien/Senior Secured Debt	328.05	286.62	25.7	312.83	285.47	26.4
Preferred Stock	25.82	24.59	2.2	25.62	24.87	2.3
Common Stock	4.45	–	–	4.45	–	–
Investment Funds & Vehicles	62.96	62.88	5.6	46.17	44.90	4.1

Total Investments	$1,183.79	$1,115.14	100.0%	$1,122.70	$1,081.06	100.0%

As of June 30, 2016 and December 31, 2015, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield
First Lien/Senior Secured Debt(1)	9.7%	10.9%	10.6%	11.2%
First Lien/Last-Out Unitranche(1)	10.9%	11.8%	10.9%	11.2%
Second Lien/Senior Secured Debt(1)	10.0%	12.4%	11.1%	13.0%
Preferred Stock(1)	9.8%	10.3%	9.8%	10.0%
Common Stock(1)	–%	–%	–%	–%
Investment Funds & Vehicles(2)	13.0%	13.1%	13.0%	13.0%
Total Portfolio(1)	10.3%	11.6%	10.9%	11.7%
(1)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(2)

Computed based on the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
Number of portfolio companies	40	39
Percentage of performing debt bearing a floating rate(1)	87.3%	87.0%
Percentage of performing debt bearing a fixed rate(1)(2)	12.7%	13.0%
Weighted average leverage (net debt/EBITDA)(3)	4.4x	4.3x
Weighted average interest coverage(3)	3.0x	3.1x
Median EBITDA(3)	$23.81 million	$28.02 million
(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

As part of the monitoring process, our investment adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our investment adviser grades the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our cost basis in respect of such portfolio investment, although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

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

Our investment adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2016 and December 31, 2015.

	As of
	June 30, 2016		December 31, 2015
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$148.09	13.3%	$108.80	10.1%
Grade 2	789.53	70.8	797.09	73.7
Grade 3	172.79	15.5	175.17	16.2
Grade 4	4.73	0.4	-	-

Total Investments	$1,115.14	100.0%	$1,081.06	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2016 and December 31, 2015.

	As of
	June 30, 2016		December 31, 2015
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,113.31	94.0%	$1,122.70	100.0%
Non-accrual(1)	70.48	6.0	–	–

Total Investments	$1,183.79	100.0%	$1,122.70	100.0%

(1)

Includes two investments that were on non-accrual status as of June 30, 2016. Effective, July 1, 2016, Hunter Defense Technologies, Inc. was restructured and our investment was converted into non-interest bearing equity securities, following which the investment was removed from non-accrual status.

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

The following table shows our investment activity for the three months ended June 30, 2016 and 2015 by investment type:

	For the Three Months Ended
	June 30, 2016	June 30, 2015
	($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$29.25	$92.70
First Lien/Last-Out Unitranche	2.94	-
Second Lien/Senior Secured Debt	0.75	23.42
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	8.61	10.00

Total	$41.55	$126.12

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$3.24	$1.84
First Lien/Last-Out Unitranche	1.35	7.17
Second Lien/Senior Secured Debt	-	-
Preferred Stock	-	-
Common Stock	-	-
Investment Funds & Vehicles	-	-

Total	$4.59	$9.01

Net increase (decrease) in portfolio	$36.96	$117.11

Number of new investment commitments in new portfolio companies(2)	1	5
Total new investment commitment amount in new portfolio companies(2)	$29.25	$115.78
Average new investment commitment amount in new portfolio companies(2)	$29.25	$23.16
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	4.8	5.0
Number of new investment commitments in existing portfolio companies(2)	3	2
Total new investment commitment amount in existing portfolio companies(2)	$12.30	$10.34
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)(4)	-%	-%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	11.8%	9.5%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	11.3%	8.6%
Weighted average stated interest rate on investments sold or paid down	9.7%	9.0%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)
Total investment income	$29.32	$27.32	$60.66	$53.69
Net expenses	(10.90)	(11.44)	(20.82)	(22.04)

Net investment income (loss) before taxes	18.42	15.88	39.84	31.65
Excise tax expense	(0.22)	(0.07)	(0.43)	(0.09)

Net investment income (loss) after taxes	18.20	15.81	39.41	31.56
Net realized gain (loss) on investments	-	-	-	-
Net unrealized appreciation (depreciation) on investments	(11.20)	2.12	(27.01)	0.40

Net increase in net assets resulting from operations	$7.00	$17.93	$12.40	$31.96

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)
Interest	$26.49	$25.12	$55.62	$50.20
Dividend income	2.19	1.35	4.10	2.51
Other income	0.64	0.85	0.94	0.98

Total investment income	$29.32	$27.32	$60.66	$53.69

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $25.12 million for the three months ended June 30, 2015 to $26.49 million for the three months ended June 30, 2016, primarily due to an increase in the size of our performing portfolio. The amortized cost of performing investments increased from $1,018.26 million as of June 30, 2015 to $1,113.31 million as of June 30, 2016. Included in interest for the three months ended June 30, 2016 and 2015 is $0.01 million and $0.00 million, respectively, in prepayment premiums and $0.07 million and $0.16 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $50.20 million for the six months ended June 30, 2015 to $55.62 million for the six months ended June 30, 2016, primarily due to an increase in the size of our portfolio. The amortized cost of performing investments increased from $1,018.26 million as of June 30, 2015 to $1,113.31 million as of June 30, 2016. Included in interest for the six months ended June 30, 2016 and 2015 is $0.27 million and $0.58 million, respectively, in prepayment premiums and $0.56 million and $0.38 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $1.35 million for the three months ended June 30, 2015 to $2.19 million for the three months ended June 30, 2016 primarily as a result of increased distributions from the Senior Credit Fund during the three months ended June 30, 2016. The dividend income from Senior Credit Fund increased from $0.73 million for the three months ended June 30, 2015 to $1.55 million for the three months ended June 30, 2016.

Dividend income increased from $2.51 million for the six months ended June 30, 2015 to $4.10 million for the six months ended June 30, 2016 primarily as a result of increased distributions from the Senior Credit Fund during the six months ended June 30, 2016. The dividend income from Senior Credit Fund increased from $1.28 million for the six months ended June 30, 2015 to $2.83 million for the six months ended June 30, 2016. See “Senior Credit Fund, LLC” below for further detail.

Other income

Other income decreased from $0.85 million for the three months ended June 30, 2015 to $0.64 million for the three months ended June 30, 2016 primarily as a result of lower non-recurring amendment fees earned for the three months ended June 30, 2016, partially offset by higher administrative agent fees earned for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Other income decreased from $0.98 million for the six months ended June 30, 2015 to $0.94 million for the six months ended June 30, 2016 primarily as a result of lower non-recurring amendment fees and commitment fees earned for the six months ended June 30, 2016, partially offset by higher excess loan origination income earned from the Senior Credit Fund and administrative agent fees for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)
Interest and credit facility expense	$3.24	$2.12	$6.28	$4.60
Management fees	4.19	3.64	8.31	7.11
Incentive fees	2.08	4.40	3.49	7.91
Professional fees	0.58	0.53	1.18	1.13
Administration, custodian and transfer agent fees	0.22	0.22	0.44	0.43
Directors’ fees	0.26	0.16	0.48	0.27
Other expenses	0.33	0.37	0.64	0.59

Total expenses	$10.90	$11.44	$20.82	$22.04

Interest and credit facility expense

Interest and credit facility expense increased from $2.12 million for the three months ended June 30, 2015 to $3.24 million for the three months ended June 30, 2016 primarily due to an increase in the average daily borrowings from $249.13 million to $458.96 million.

Interest and credit facility expense increased from $4.60 million for the six months ended June 30, 2015 to $6.28 million for the six months ended June 30, 2016 primarily due to an increase in the average daily borrowings from $290.59 million to $440.45 million.

Management Fees and Incentive Fees

Management Fees increased from $3.64 million for the three months ended June 30, 2015 to $4.19 million for the three months ended June 30, 2016 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $4.40 million for the three months ended June 30, 2015 to $2.08 million for the three months ended June 30, 2016 as a result of an increase in unrealized depreciation on portfolio companies which reduced incentive fees.

Management Fees increased from $7.11 million for the six months ended June 30, 2015 to $8.31 million for the six months ended June 30, 2016 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $7.91 million for the six months ended June 30, 2015 to $3.49 million for the six months ended June 30, 2016 as a result of an increase in unrealized depreciation on portfolio companies which reduced incentive fees.

Professional fees and other general and administrative expenses

Professional fees increased from $0.53 million for the three months ended June 30, 2015 to $0.58 million for the three months ended June 30, 2016; and other general and administrative expenses increased from $0.75 million for the three months ended June 30, 2015 to $0.81 million for the three months ended June 30, 2016. Both increases were due to an increase in costs associated with servicing a larger investment portfolio.

Professional fees increased from $1.13 million for the six months ended June 30, 2015 to $1.18 million for the six months ended June 30, 2015; and other general and administrative expenses increased from $1.29 million for the six months ended June 30, 2015 to $1.56 million for the six months ended June 30, 2016. Both increases were due to an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses)

There were no realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2016 and 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on our portfolio companies for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)
Change in unrealized appreciation	$11.02	$5.63	$17.30	$6.36
Change in unrealized depreciation	(22.22)	(3.51)	(44.31)	(5.96)

Net change in unrealized appreciation (depreciation) on investments	$(11.20)	$2.12	$(27.01)	$0.40

The change in unrealized appreciation (depreciation) on portfolio companies for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$0.70	$0.60	$(1.10)	$0.90
Bolttech Mannings, Inc.	(1.49)	0.08	(3.17)	0.05
Dispensing Dynamics International	1.42	(0.30)	(0.35)	0.10
Global Tel*Link Corporation	1.94	(0.64)	6.03	(0.75)
Hunter Defense Technologies, Inc.(1)	(7.94)	(0.05)	(21.57)	0.05
Hutchinson Technology, Inc.	(0.31)	(0.12)	(0.62)	(0.20)
Integrated Practice Solutions, Inc.	0.63	-	0.67	-
IPC Systems, Inc.	-	-	-	(0.64)
Iracore International Holdings, Inc.	(3.19)	3.78	(3.94)	3.20
Lone Pine Resources CDA, Ltd.	(0.10)	(0.19)	(0.49)	(1.60)
NTS Communications, Inc.	(4.06)	(0.26)	(4.54)	(0.55)
P2 Upstream Acquisition Co.	2.13	0.03	0.30	(0.22)
Pro-Pet, LLC	-	(0.73)	(0.31)	(0.76)
Reddy Ice Corporation	0.58	0.05	0.66	0.03
Securus Technologies Holdings, Inc.	1.34	(0.71)	7.03	(0.74)
Senior Credit Fund, LLC	1.30	0.10	1.20	0.81
Washington Inventory Service	(3.46)	(0.12)	(4.69)	(0.08)
Other, net(2)	(0.69)	0.60	(2.12)	0.80

Total	$(11.20)	$2.12	$(27.01)	$0.40

(1)	Subsequent to June 30, 2016, the investment was restructured. Refer to “Recent Developments”.
(2)

For the three and six months ended June 30, 2016, other, net includes gross unrealized appreciation of $0.98 million and $1.41 million, respectively, and gross unrealized depreciation of $(1.67) million and $(3.53) million, respectively. For the three and six months ended June 30, 2015, other, net includes gross unrealized appreciation of $0.99 million and $1.22 million, respectively, and gross unrealized depreciation of $(0.39) million and $(0.42) million, respectively.

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

Selected Financial Data

As of June 30, 2016 and December 31, 2015, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	June 30, 2016		December 31, 2015
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	($ in millions)		($ in millions)
Company	$100.00	$62.96	$100.00	$46.17
Cal Regents	100.00	62.96	100.00	46.17

Total	$200.00	$125.92	$200.00	$92.34

As of June 30, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $354.23 million and $285.59 million, respectively. As of June 30, 2016 and December 31, 2015, the Senior Credit Fund had no investments on non-accrual status. In addition, as of June 30, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $3.69 million and $21.83 million, respectively.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.), followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2016 and December 31, 2015:

As of
	June 30, 2016	December 31, 2015

Number of portfolio companies	28	22
Total senior secured debt(1)	$ 359.16 million	$291.51 million
Largest loan to a single borrower(1)	$ 23.73 million	$ 23.82 million
Weighted average current interest rate on senior secured debt(2)	6.7%	6.3%
Percentage of performing debt bearing a floating rate (3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate (3)	-%	-%
Weighted average leverage (net debt/EBITDA)(4)	3.5x	3.5x
Weighted average interest coverage(4)	3.4x	3.7x
Median EBITDA(4)	$ 70.38 million	$ 71.89 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company of the Senior Credit Fund, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of the Senior Credit Fund’s debt investments (net of cash) in its portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of the Senior Credit Fund’s debt investments and income producing preferred investments, excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of the Senior Credit Fund’s portfolio companies reflects its performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred investments, excluding collateral loans. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of June 30, 2016
Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

					(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4.98	$4.88	$4.94
Aperture Group, LLC(++)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	16.96	16.80	16.75
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.85	14.72	14.55
ConvergeOne Holdings Corporation(++) (1)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	15.89	15.80	15.33
Crowne Group, LLC(++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	17.00	16.83	16.83
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.85	11.75	11.70
DiscoverOrg, LLC(+++) (2)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.35	7.32	7.25
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15.96	15.65	15.80
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.85	14.72	14.66
Explorer Holdings, Inc.(3)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	10.00	9.90	10.00
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.73	17.64	17.55
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.93	8.89	8.94
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.92	15.35	15.59
Imagine! Print Solutions, Inc.(++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	3.99	3.93	3.97
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.89	15.77	15.57
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.05	11.85	11.78
Liquidnet Holdings, Inc.(++) (1)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.33	23.00	22.93
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.97	9.71	9.92
MB Aerospace Holdings Inc.(++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.93	15.78	15.77
Netsmart Technologies, Inc.(++)	Health Care Technology	L + 4.75% (1.00% Floor)	04/19/2023	6.00	5.94	5.97
PGX Holdings, Inc.(+++) (1)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.24	14.16	14.17
Precyse Acquisition Corp.(++)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	5.00	4.93	4.98
RealD, Inc.(+++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.96	16.79	16.79
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.64	9.51	9.40
SkinnyPop Popcorn LLC(++) (1)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	13.71	13.62	13.67
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.86	10.65	10.48
Zep Inc.(++)	Chemicals	L + 4.50% (1.00% Floor)	06/27/2022	5.44	5.42	5.44

Total 1st Lien/Senior Secured Debt					331.31	330.73

1st Lien/First-Out Unitranche
Infogix, Inc.(++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9.88	9.79	9.78

Total 1st Lien/First-Out Unitranche					9.79	9.78

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++) (2)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.85	7.84
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.88

Total 2nd Lien/Senior Secured Debt					13.74	13.72

Total Corporate Debt					$354.84	$354.23

(+)

The interest rate on these loans is subject to a base rate plus 1 month LIBOR, which as of June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(++)

The interest rate on these loans is subject to a base rate plus 3 month LIBOR, which as of June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(+++)

The interest rate on these loans is subject to a base rate plus 6 month LIBOR, which as of June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6 month LIBOR rate at June 30, 2016, the prevailing rate in effect as of June 30, 2016 was the base rate plus the LIBOR floor.

(1)	Initial investment was purchased at fair value from us in October 2014.
(2)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
(3)	Position or portion thereof unsettled as of June 30, 2016.
L –	LIBOR

Senior Credit Fund Portfolio as of December 31, 2015
Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

					(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5.00	$4.90	$4.90
Aperture Group, LLC(++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17.86	17.66	17.62
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.93	14.78	14.63
Cengage Learning Acquisitions, Inc.(+)(1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15.00	14.74	14.59
ConvergeOne Holdings Corporation(++)(2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14.82	14.75	14.63
Crowne Group, LLC(++)(2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.81	14.69	14.29
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.91	11.80	11.82
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.56	7.53	7.52
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.93	14.78	14.78
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14.93	14.86	14.60
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.82	17.72	17.46
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.98	8.94	8.91
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.00	14.41	14.68
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14.96	14.89	14.59
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.16	11.94	11.32
Liquidnet Holdings, Inc.(++)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22.48	22.13	21.69
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12.50	12.38	12.38
PGX Holdings, Inc.(+++)(2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.26	14.16	14.11
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4.96	4.94	4.89
SkinnyPop Popcorn LLC(++)(2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.25	14.15	14.22
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.92	10.70	10.70
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5.47	5.45	5.44

Total 1st Lien/Senior Secured Debt					282.30	279.77

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.82

Total 2nd Lien/Senior Secured Debt					5.89	5.82

Total Corporate Debt					$288.19	$285.59

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from us in October 2014.
L	– LIBOR
PIK	– Payment-In-Kind

Below is certain summarized balance sheet information for the Senior Credit Fund as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$357.92	$307.42
Cash and other assets	8.45	7.58

Total assets	$366.37	$315.00

Debt(1)	$224.84	$184.98
Other liabilities	15.77	40.22

Total liabilities	$240.61	$225.20

Members’ equity	$125.76	$89.80

Total liabilities and members’ equity	$366.37	$315.00

(1)	Net of deferred financing costs for the SPV I Term Loan Facility as of June 30, 2016 and December 31, 2015, which were in the amount of $0.94 million and $0.57 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in millions)
Selected Statement of Operations Information:
Total investment income	$6.32	$3.32	$11.32	$5.67

Expenses
Interest and credit facility expense	2.17	1.26	4.27	2.28
Excess loan origination and structuring fees	0.48	0.47	0.60	0.47
Professional fees	0.10	0.08	0.21	0.15
Administration and custodian fees	0.08	0.07	0.16	0.14
Other expenses	0.01	0.04	0.03	0.07

Total expenses	2.84	1.92	5.27	3.11

Net investment income (loss)	3.48	1.40	6.05	2.56

Net realized gain (loss) on investments	—	0.05	—	0.05
Net change in unrealized appreciation (depreciation) on investments	2.21	0.21	1.99	1.56

Net increase (decrease) in members’ equity	$5.69	$1.66	$8.04	$4.17

Debt

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. As of June 30, 2016, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $13.57 million. The summary information of the Subscription Facility for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Borrowing interest expense	$0.17	$0.26	$0.42	$0.52
Facility fees	0.01	-	0.02	-
Amortization of financing costs	0.03	0.09	0.06	0.18
Total	$0.21	$0.35	$0.50	$0.70
Weighted average interest rate	2.5%	2.1%	2.4%	2.1%
Average outstanding balance	$27.74	$50.00	$35.03	$50.00

SPV I has entered into a revolving credit facility (the “SPV I Revolving Credit Facility”) and term loan facility (the “SPV I Term Loan Facility” and, together with the SPV I Revolving Credit Facility, as amended, the “Asset Based Facility”) with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. As of June 30, 2016, the Senior Credit Fund’s outstanding borrowings under the Asset Based Facility were $212.21 million. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $185.00 million on a committed basis. As of June 30, 2016, the SPV I Term Loan Facility consisted of a $115.00 million fully drawn term loan. The summary information of the Asset Based Facility for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Borrowing interest expense	$1.63	$0.58	$2.86	$0.84
Facility fees	0.20	0.22	0.45	0.54
Amortization of financing costs	0.13	0.11	0.46	0.20
Total	$1.96	$0.91	$3.77	$1.58
Weighted average interest rate	3.1%	2.7%	3.1%	2.7%
Average outstanding balance	209.86	85.25	184.83	61.73

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2016 and December 31, 2015, our asset coverage ratio was 2.43 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of June 30, 2016, we had cash of approximately $15.45 million, a decrease of $7.26 million from December 31, 2015. In addition, as of June 30, 2016, we had an investment in a money market fund managed by an affiliate of Group Inc. of $15.67 million, an increase of $5.55 million from December 31, 2015. Cash used by operating activities for the six months ended June 30, 2016 was approximately $24.18 million, primarily driven by purchases of investments of $93.86 million and net purchase of investments in the affiliated money market fund of $5.55 million, partially offset by an increase in net assets resulting from operations of $12.40 million, proceeds from sales and principal repayments of $35.53 million, and proceeds from other operating activities of $27.30 million. Cash provided by financing activities for the six months ended June 30, 2016 was approximately $16.92 million, primarily driven by proceeds from the borrowings on debt of $110.50 million, partially offset by repayments on debt of $60.95 million, distributions paid of $32.57 million, and other financing activities of $0.06 million.

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

Equity Issuances

On March 23, 2015, we completed our IPO, issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.57 million. In connection with the IPO, our investment adviser paid 70%, or approximately $5.04 million, of the sales load.

In April 2015, we issued a total of 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. Net of underwriting costs, we received additional total cash proceeds of $17.27 million. In addition, our investment adviser paid 70%, or approximately $0.76 million, of the sales load.

There were no sales of our common stock during the six months ended June 30, 2016.

10b5-1 Plan

Goldman, Sachs & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase by Goldman, Sachs & Co. in the open market of up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required Goldman, Sachs & Co. to purchase shares of our common stock when the market price per share was below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). The purchase of shares by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law. Under the GS 10b5-1 Plan, Goldman, Sachs & Co. increased the volume of purchases made anytime the market price per share of our common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by Goldman, Sachs & Co. under the GS 10b5-1 Plan may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, Goldman, Sachs & Co. purchased 432,638 shares of our common stock pursuant to the GS 10b5-1 Plan.

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

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2016, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2016 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2015 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

February 25, 2015	March 31, 2015	April 30, 2015	6,982

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which Goldman Sachs Asset Management, L.P. (“GSAM”) has agreed to serve as our investment adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of June 30, 2016:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$468.55	$–	$–	$468.55	$–

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $458.12 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of June 30, 2016, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

HEDGING

To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our investment adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. As of June 30, 2016, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$0.80	$2.50
First Lien/Last-Out Unitranche	—	3.51

Total	$0.80	$6.01

DIRECTOR COMPENSATION

Effective April 1, 2016, the annual fee that each of our directors who is not an officer or an employee of GSAM, Goldman, Sachs & Co. or any of their respective affiliates (the “Independent Directors”) will receive as compensation for his or her services as a director will increase from $110,000 to $130,000. The Chairman of our Board of Directors will continue to earn an additional annual fee of $40,000 and the director designated as the “audit committee financial expert,” as defined in Item 407 of Regulation S-K, will continue to earn an additional annual fee of $10,000 for their additional services in these capacities. The Independent Directors will no longer receive additional compensation for each meeting attended, but will continue to be reimbursed for travel and other expenses incurred in connection with attending board and committee meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors.

RECENT DEVELOPMENTS

As of June 30, 2016, we held second lien debt in Hunter Defense Technologies, Inc. with a cost basis of $26.84 million and fair value of $4.73 million. On July 1, 2016, we purchased $8.75 million par amount of Hunter Defense Technologies, Inc.’s first lien debt for a purchase price of $7.85 million. Effective July 1, 2016, Hunter Defense Technologies, Inc. completed a capital restructuring whereby the second lien debt held by us was converted into non-interest bearing preferred and common equity with a fair value of $4.73 million, thereby realizing a loss of $22.11 million on the second lien debt investment. In addition, the first lien debt was converted into non-interest bearing preferred equity with a fair value of $8.75 million, resulting in $0.90 million of unrealized appreciation. In aggregate, the fair value of our holdings in non-interest bearing preferred and common equity of Hunter Defense Technologies, Inc. is $13.48 million, which would represent 1.21% of the our investment portfolio at fair value as of June 30, 2016. As a result of receipt of non-interest bearing securities in connection with this restructuring, the investment was taken off of non-accrual status effective July 1, 2016.

Effective July 22, 2016, we completed an amendment to our credit agreement with NTS Communications, Inc. (“NTS”). In connection with this amendment, NTS’ financial sponsor invested additional capital into NTS and we purchased additional first lien debt with a par amount of $5.91 million. In addition, we agreed to receive payment in kind on interest owed under the amended credit facility beginning with the quarter ending on September 30, 2016. We also received non-interest bearing preferred and common equity of NTS. Furthermore, we received a cash payment from NTS in an amount equal to past due interest.

On August 2, 2016, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about October 17, 2016 to holders of record as of September 30, 2016.

On August 2, 2016, we amended its dividend reinvestment plan principally to (1) clarify when the plan agent is required to cease making open market purchases when our shares are trading at a discount to NAV; and (2) update the provisions regarding the plan agent’s procedures for stockholders withdrawal from the plan.

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments are recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

As of June 30, 2016, on a fair value basis, approximately 12.7% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 87.3% of our performing debt investments bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2016 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2016 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$ 20.19	$ (13.12)	$ 7.07
Up 200 basis points	12.34	(8.74)	3.60
Up 100 basis points	4.49	(4.37)	0.12
Up 75 basis points	2.55	(3.28)	(0.73)
Up 50 basis points	0.88	(2.18)	(1.30)
Up 25 basis points	0.14	(1.09)	(0.95)
Down 25 basis points	–	1.09	1.09
Down 50 basis points	0.01	2.03	2.04
Down 75 basis points	0.01	2.03	2.04
Down 100 basis points	0.01	2.03	2.04
Down 200 basis points	0.01	2.03	2.04
Down 300 basis points	0.01	2.03	2.04

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Our investment adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other business development companies and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee team as a private business development company managed by our investment adviser, which has a substantially similar investment focus as us. Therefore, we expect these individuals may have obligations to investors in such other business development company, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other business development company. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and is expected to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our investment adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside the accounts of Goldman Sachs and its clients as well as the relationships and products of Goldman Sachs (collectively, the “Accounts”) and Goldman Sachs. In certain circumstances, negotiated co-investments by us and other funds managed by our investment adviser may be made only pursuant to an order from the SEC permitting us to do so. We and GSAM have applied for an exemptive order from the SEC (and intend that such application will be amended to include, or otherwise apply to, other business development companies managed by our investment adviser) that would permit us to co-invest with other business development companies managed by our investment adviser and other funds established in the future, as will be set forth in such order. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Were such order obtained, there could be significant overlap in our investment portfolio and the investment portfolios of other business development companies and/or other funds managed by our investment adviser. In the absence of an SEC order, when our investment adviser identifies certain negotiated investments, it will need to choose which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our investment adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our investment adviser allocate opportunities through a rotation system or in such other manner as our investment adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to promote the sale of our common stock.

Goldman Sachs and its personnel have interests in promoting sales of our common stock, and the compensation from such sales may be greater than the compensation relating to sales of interests in other Accounts (including business development companies and other investment funds managed by our investment adviser). Therefore, Goldman Sachs and its personnel may have a financial interest in promoting our common stock over interests in other Accounts.

Our investment adviser may simultaneously manage other Accounts (including other business development companies) for which our investment adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. Therefore, our investment adviser may have an incentive to favor such other Accounts. To address these types of conflicts, our investment adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

There are risks associated with any potential merger with or purchase of assets of another BDC.

Our investment adviser may in the future recommend to the Board of Directors that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our investment adviser (including another business development company). We do not expect that our investment adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include historical and projected financial performance of us and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our investment adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the investment adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our investment adviser as a result of managing a single, larger fund instead of two separate funds.

We may be subject to risks associated with investments in real estate loans.

Our investment adviser, on our behalf, may periodically invest in loans related to real estate and real estate-related assets, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond the control of our investment adviser and us.

Our ability to enter into transactions involving derivatives may be limited.

The SEC has proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The recent decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential decline in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

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

GOLDMAN SACHS BDC, INC.

Date: August 4 , 2016	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2016	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (b) to Pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.1	Dividend Reinvestment Plan, amended as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.2	Dividend Reinvestment Plan, amended as of August 2, 2016.

10.3

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

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