Form 10-Q
period 2016-09-30
Goldman Sachs BDC, Inc.
filed 2016-11-03
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 3, 2016 was 36,331,662.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the strength of the U.S. economic recovery;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment advisor to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2016 (unaudited)	December 31, 2015
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,032,470 and $1,067,299, respectively)	$999,390	$1,032,119
Non-controlled affiliated investments (cost of $84,075 and $9,237, respectively)	73,826	4,048
Controlled affiliated investments (cost of $69,092 and $46,167, respectively)	69,752	44,897
Investments in affiliated money market fund (cost of $3 and $10,117, respectively)	3	10,117

Total investments, at fair value (cost of $1,185,640 and $1,132,820, respectively)	1,142,971	1,091,181
Cash	14,670	22,710
Receivable for investments sold	–	313
Interest and dividends receivable from non-controlled affiliated investments and non-controlled/non-affiliated investments	9,408	10,399
Dividend receivable from controlled affiliated investments	1,825	1,350
Other income receivable from controlled affiliated investments	1,618	681
Deferred financing costs	4,866	5,775
Other assets	188	350

Total assets	$1,175,546	$1,132,759

Liabilities

Debt	$471,250	$419,000
Interest and credit facility expense payable	286	432
Management fees payable	4,292	4,238
Incentive fees payable	5,683	360
Distribution payable	16,345	16,338
Accrued offering costs	–	40
Directors’ fees payable	226	–
Accrued expenses and other liabilities	2,494	3,701

Total liabilities	$500,576	$444,109

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,321,374 and 36,306,882 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	36	36
Paid-in capital in excess of par	719,969	719,690
Accumulated net realized gain (loss)	(24,360)	(2,367)
Accumulated undistributed net investment income	23,415	14,351
Net unrealized appreciation (depreciation) on investments	(42,669)	(41,639)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$674,970	$688,650

TOTAL LIABILITIES AND NET ASSETS	$1,175,546	$1,132,759

Net asset value per share	$18.58	$18.97

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,259	$30,278	$84,879	$80,479
Dividend income	633	620	1,890	1,852
Other income	756	635	1,153	1,164

Total investment income from non-controlled/non-affiliated investments	30,648	31,533	87,922	83,495
From non-controlled affiliated investments:
Interest income	387	–	387	–
Dividend income	10	–	32	1
Other income	6	–	6	–

Total investment income from non-controlled affiliated investments	403	–	425	1
From controlled affiliated investments:
Dividend income	1,825	1,363	4,650	2,642
Other income	1,074	–	1,618	446

Total investment income from controlled affiliated investments	2,899	1,363	6,268	3,088

Total investment income	$33,950	$32,896	$94,615	$86,584

Expenses:
Interest and credit facility expense	$3,628	$3,053	$9,909	$7,656
Management fees	4,292	4,089	12,606	11,199
Incentive fees	5,459	3,515	8,948	11,426
Professional fees	637	936	1,818	2,062
Administration, custodian and transfer agent fees	213	208	654	643
Directors’ fees	263	172	743	440
Other expenses	487	147	1,122	737

Total expenses	$14,979	$12,120	$35,800	$34,163

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$18,971	$20,776	$58,815	$52,421

Excise tax expense	$294	$174	$728	$264

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$18,677	$20,602	$58,087	$52,157

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(21,993)	$(98)	$(21,993)	$(98)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	23,891	(5,480)	(3,824)	(4,290)
Non-controlled affiliated investments	1,353	(806)	864	(2,407)
Controlled affiliated investments	735	(735)	1,930	79

Net realized and unrealized gains (losses)	$3,986	$(7,119)	$(23,023)	$(6,716)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$22,663	$13,483	$35,064	$45,441

Net investment income (loss) per share (basic and diluted)	$0.51	$0.57	$1.60	$1.52
Earnings per share (basic and diluted)	$0.62	$0.37	$0.97	$1.33
Weighted average shares outstanding	36,320,014	36,292,619	36,312,852	34,270,102
Distributions declared per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$58,087	$52,157
Net realized gain (loss) on investments	(21,993)	(98)
Net change in unrealized appreciation (depreciation) on investments	(1,030)	(6,618)

Net increase (decrease) in net assets resulting from operations	$35,064	$45,441

Distributions to stockholders from:
Net investment income	$(49,023)	$(48,335)
Net realized gain	–	(248)

Total distributions to stockholders	$(49,023)	$(48,583)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (0 and 6,900,000 shares, respectively)	$–	$131,839
Reinvestment of stockholder distributions (14,492 and 12,318 shares, respectively)	279	260

Net increase (decrease) in net assets resulting from capital transactions	$279	$132,099

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(13,680)	$128,957

Net assets at beginning of period	$688,650	$574,582

Net assets at end of period	$674,970	$703,539

Accumulated undistributed net investment income	$23,415	$7,880

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$35,064	$45,441
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(219,901)	(314,348)
Payment-in-kind interest	(368)	(308)
Investments in affiliated money market fund, net	10,114	26,068
Proceeds from sales of investments and principal repayments	139,493	78,958
Net realized (gain) loss on investments	21,993	98
Net change in unrealized (appreciation) depreciation on investments	1,030	6,618
Amortization of premium and accretion of discount, net	(4,151)	(3,916)
Amortization of deferred financing costs	908	868
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	516	(2,500)
(Increase) decrease in receivable for investments sold	313	–
(Increase) decrease in other income receivable	(937)	(446)
(Increase) decrease in other assets	162	(114)
Increase (decrease) in interest and credit facility expense payable	(100)	(24)
Increase (decrease) in management fees payable	54	763
Increase (decrease) in incentive fees payable	5,323	3,515
Increase (decrease) in payable for investments purchased	–	(19,700)
Increase (decrease) in directors’ fees payable	226	(39)
Increase (decrease) in accrued expenses and other liabilities	(1,207)	595

Net cash provided by (used for) operating activities	$(11,468)	$(178,471)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$–	$135,111
Offering costs paid	(40)	(1,731)
Repurchase of common stock	–	(732)
Distributions paid	(48,737)	(47,491)
Financing costs paid	(45)	(577)
Borrowings on debt	195,500	285,000
Repayments of debt	(143,250)	(188,000)

Net cash provided by (used for) financing activities	$3,428	$181,580

Net increase (decrease) in cash	(8,040)	3,109
Cash, beginning of period	22,710	8,609

Cash, end of period	$14,670	$11,718

Supplemental and non-cash financing activities
Interest expense paid	$8,803	$6,142
Accrued but unpaid excise tax expense	$722	$259
Accrued but unpaid deferred financing costs	$8	$5
Accrued but unpaid offering costs	$–	$631
Accrued but unpaid distributions	$16,345	$16,338
Reinvestment of stockholder distributions	$279	$260

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2016

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 169.34%#

Corporate Debt (1) – 153.49%

1st Lien/Senior Secured Debt – 64.74%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$18,150
Data Driven Delivery Systems, LLC(++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/31/2019	70,059	67,969	70,059
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,434	23,100
Elemica, Inc.(++)	Software	L + 8.00% (1.00% Floor)	07/07/2021	42,394	41,371	41,440
Elemica, Inc.(3) (4)	Software	L + 8.00% (1.00% Floor)	07/07/2021	6,000	(150)	(135)
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,277	17,937
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	31,528	31,205	29,716
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	21,720	12,610
Kawa Solar Holdings Limited^ (5)	Construction & Engineering	F + 8.20% and 3.50% PIK	07/02/2018	12,654	12,608	12,654
Kawa Solar Holdings Limited^ (++) (5)	Construction & Engineering	L + 8.20%	07/02/2018	2,400	2,391	2,400
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	27,664	27,287	27,110
Legacy Buyer Corp.(++) (3)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	1,666	1,650
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	36,811	36,235	36,535
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	37,980	37,253	38,170
The Merit Distribution Group, LLC(++)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	30,000	29,301	29,625
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,651	30,124	30,651
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	46,235	45,617	45,310

Total 1st Lien/Senior Secured Debt					446,308	436,982

1st Lien/Last-Out Unitranche (6) – 46.59%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	58,284	57,425	57,702
Avenue Stores, LLC	Specialty Retail	P + 7.00% (2.00% Floor)	09/19/2019	30,000	29,511	30,000
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	35,923	28,441
Integrated Practice Solutions, Inc.(++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	26,125	25,546	26,125
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,014	9,936
NTS Communications, Inc.^ (7) (8)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor) PIK	06/06/2019	50,205	47,071	42,675
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,069	29,704
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	46,800	46,257	46,098
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,386	43,765

Total 1st Lien/Last-Out Unitranche					328,202	314,446

2nd Lien/Senior Secured Debt – 42.16%
DiscoverOrg, LLC(+++)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,774	38,710
DiversiTech Corporation(++)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	51,350	50,299	50,708

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2016 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	$28,000	$27,638	$26,273
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,548	59,641
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	12,132	12,261
IHS Intermediate Inc.(++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,825	9,500
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,796	19,850
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,930	8,600
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,146	10,485
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,847	19,135
SW Holdings, LLC(++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,020	14,015
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,800	24,938	15,376

Total 2nd Lien/Senior Secured Debt					298,893	284,554

Total Corporate Debt					1,073,403	1,035,982

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 4.77%
CB-HDT Holdings, Inc.^ (7)	Aerospace & Defense			1,108,333	$10,186	$11,084
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)		21,137	21,137	21,137
NTS Communications, Inc.^ (7)	Diversified Telecommunication Services			263	187	—

Total Preferred Stock					31,510	32,221

Common Stock (1) – 0.74%
CB-HDT Holdings, Inc.^ (7)	Aerospace & Defense			453,383	2,392	2,392
Kawa Solar Holdings Limited^ (5) (7)	Construction & Engineering			1,399,556	—	—
NTS Communications, Inc.^ (7)	Diversified Telecommunication Services			595,215	3	—
Prairie Provident Resources, Inc.^ (5) (7)	Oil, Gas & Consumable Fuels			3,579,989	9,237	2,621

Total Common Stock					11,632	5,013

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 10.34%
Senior Credit Fund, LLC^^ (5)				$69,092	$69,092	$69,752

Total Investment Funds & Vehicles					69,092	69,752

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund		0.30%(9)		2,647	$3	$3

Total Investments in Affiliated Money Market Fund					3	3

TOTAL INVESTMENTS – 169.34%					$1,185,640	$1,142,971

LIABILITIES IN EXCESS OF OTHER ASSETS – (69.34%)						$(468,001)

NET ASSETS – 100.00%						$674,970

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2016 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

#	Percentages are based on net assets.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 1 month LIBOR, which as of September 30, 2016 was 0.53%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 3 month LIBOR, which as of September 30, 2016 was 0.85%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 6 month LIBOR, which as of September 30, 2016 was 1.24%.
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
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of September 30, 2016, the aggregate fair value of these securities is $92,934 or 13.77% of the Company’s net assets.

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

(6)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(7)	Non-income producing security.
(8)	The investment is on non-accrual status as of September 30, 2016. See Note 2 “Significant Accounting Policies”.
(9)	The rate shown is the annualized seven-day yield as of September 30, 2016.

F – Federal Funds Rate (which as of September 30, 2016 was 0.28%)

L – LIBOR

P – U.S. Prime Rate (which as of September 30, 2016 was 3.50%)

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2015

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 156.98%#
Corporate Debt(1) – 146.85%
1st Lien/Senior Secured Debt – 61.00%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$18,700
Data Driven Delivery Systems, LLC(++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/31/2019	70,500	68,202	70,500
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,685	23,304
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,229	18,550
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	33,727	33,284	32,630
Iracore International Holdings, Inc.(2)	Energy Equipment & Services	9.50%	06/01/2018	24,250	20,877	15,763
Kawa Solar Holdings Limited(3)	Construction & Engineering	F + 8.20%	07/02/2017	15,000	15,000	15,000
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	30,225	29,735	29,847
Legacy Buyer Corp.(4) (5)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(40)	(31)
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	37,000	36,330	36,352
NTS Communications, Inc.(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor)	06/06/2019	44,300	43,641	42,196
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	39,668	38,789	38,973
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,884	30,292	30,884
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	48,275	47,512	47,430

Total 1st Lien/Senior Secured Debt					425,536	420,098

1st Lien/Last-Out Unitranche (6) – 44.40%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	75,926	74,669	74,598
Associations, Inc.(++) (4)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	12,955	9,194	9,217
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,409	30,300
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	33,000	32,504	31,185
Bolttech Mannings, Inc.(+)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,346	3,297	3,162
Integrated Practice Solutions, Inc.(++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	27,156	26,464	26,417
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	13,584	13,365	12,837
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	28,600	28,196	27,170
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	47,460	46,773	46,629
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,237	44,212

Total 1st Lien/Last-Out Unitranche					308,108	305,727

2nd Lien/Senior Secured Debt – 41.45%
DiversiTech Corporation(++)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	10,000	9,859	9,850
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	11.00%	05/29/2019	15,000	14,833	15,187
Extraction Oil & Gas Holdings, LLC	Oil, Gas & Consumable Fuels	10.00%	05/29/2019	8,412	8,314	8,286
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,588	16,800
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,429	59,050
Hunter Defense Technologies, Inc.(++)	Aerospace & Defense	L + 10.00% (1.00% Floor)	02/05/2020	28,000	26,866	26,320
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	12,004	13,298

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2015 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

iFly Holdings LLC(++)	Leisure Equipment & Products	L + 9.00% (1.00% Floor)	07/08/2019	$25,000	$24,595	$25,000
IHS Intermediate, Inc.(++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,809	9,800
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,761	19,800
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 8.75% (1.00% Floor)	12/26/2022	20,000	19,726	20,000
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,922	8,200
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,082	8,809
Securus Technologies Holdings,Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,828	10,760
SW Holdings, LLC(+++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	13,500	13,245	13,230
Washington Inventory Service(++)	Professional Services	L + 9.00% (1.25% Floor)	06/20/2019	24,800	24,970	21,080

Total 2nd Lien/Senior Secured Debt					312,831	285,470

Total Corporate Debt					1,046,475	1,011,295

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock(1) – 3.61%
Crowley Holdings Preferred LLC(2)	Marine	12.00% (Includes 2% PIK)	20,823	$20,824	$20,824
Lone Pine Resources CDA, Ltd.^ (3) (7) (8)	Oil, Gas & Consumable Fuels	10.00%	3,745,909	4,791	4,048

Total Preferred Stock				25,615	24,872

Common Stock(1) – 0.00%
Lone Pine Resources CDA, Ltd.^ (3) (8) (9)	Oil, Gas & Consumable Fuels		972,919	4,446	—

Total Common Stock				4,446	—

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 6.52%
Senior Credit Fund, LLC^^ (3)			$46,167	$46,167	$44,897

Total Investment Funds & Vehicles				46,167	44,897

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 1.47%#
Goldman Sachs Financial Square Government Fund	0.19%(10)	10,116,857	$10,117	$10,117

Total Investments in Affiliated Money Market Fund			10,117	10,117

TOTAL INVESTMENTS – 158.45%			$1,132,820	$1,091,181

LIABILITIES IN EXCESS OF OTHER ASSETS – (58.45%)				$(402,531)

NET ASSETS – 100.00%				$688,650

#	Percentages are based on net assets
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

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiary, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with the Goldman Sachs Group, Inc. (“Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation (the “Conversion”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2016. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2016, the Company earned $434 and $704, respectively, in prepayment premiums and $551 and $1,111, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and nine months ended September 30, 2015, the Company earned $800 and $1,375, respectively, in prepayment premiums and $899 and $1,276, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by Goldman Sachs.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees and amendment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment.

Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of September 30, 2016, the Company had one investment on non-accrual status, which represented 4.0% and 3.7% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $3) at amortized cost and at fair value, respectively. As of December 31, 2015, the Company had no investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the board of directors (the “Board of Directors”).

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2016 and December 31, 2015, the Company held $14,670 and $22,710, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2016, the Company accrued excise taxes of $294 and $728, respectively. As of September 30, 2016, $722 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2015, the Company accrued excise taxes of $174 and $264, respectively.

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

For the three and nine months ended September 30, 2016, Management Fees amounted to $4,292 and $12,606, respectively. As of September 30, 2016, $4,292 remained payable. For the three and nine months ended September 30, 2015, Management Fees amounted to $4,089 and $11,199, respectively.

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

ii. Annual Incentive Fee Based on Capital Gains.

The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each Annual Period, the Company pays the Investment Adviser an amount equal to (A) 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from April 1, 2013 until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to the Investment Adviser from April 1, 2013. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A) above.

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

For the three and nine months ended September 30, 2016, the Company incurred Incentive Fees based on income of $5,459 and $8,948, respectively. For the three months ended September 30, 2016, the Company recorded a reduction of incentive fees of $224 related to a prior period.

As of September 30, 2016, $5,683 remained payable. For the three and nine months ended September 30, 2015, the Company incurred Incentive Fees based on income of $3,515 and $11,426, respectively. For the three and nine months ended September 30, 2016 and 2015, the Company did not accrue any Incentive Fees based on capital gains.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three and nine months ended September 30, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $212 and $633, respectively. As of September 30, 2016, $360 remained payable. For the three and nine months ended September 30, 2015, the Company incurred expenses for services provided by the Administrator and the Custodian of $194 and $577, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, Goldman, Sachs & Co. was the Transfer Agent. For the three and nine months ended September 30, 2016, the Company incurred expenses for services provided by the Transfer Agent of $1 and $21, respectively. As of September 30, 2016, $4 remained payable. For the three and nine months ended September 30, 2015, the Company incurred expenses for services provided by the Transfer Agent of $14 and $66, respectively.

Reimbursement from Investment Adviser

In connection with the IPO, the Investment Adviser paid 70%, or approximately $5,040, of the sales load. In addition, in April 2015, the Investment Adviser paid 70%, or approximately $756, of the sales load related to the exercise of the underwriters’ over-allotment option.

10b5-1 Plan

Goldman, Sachs & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase by Goldman, Sachs & Co. in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required Goldman, Sachs & Co. to purchase shares of the Company’s common stock when the market price per share was below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law, including Regulation M. Under the GS 10b5-1 Plan, Goldman, Sachs & Co. increased the volume of purchases made anytime the market price per share of the Company’s common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by Goldman, Sachs & Co. under the GS 10b5-1 Plan may have resulted in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, Goldman, Sachs & Co. purchased 432,638 shares of the Company’s common stock pursuant to the GS 10b5-1 Plan.

Common Stock Repurchase Plans

In February 2015, the Company’s Board of Directors approved a common stock repurchase plan (the “Company Repurchase Plan”), which authorized the Company’s purchase of up to $35,000 of its common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired on March 18, 2016.

In February 2016, the Company’s Board of Directors authorized the Company to repurchase up to $25,000 of the Company’s common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and Goldman, Sachs & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of such purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016) and expires on March 18, 2017.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2016, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of September 30, 2016 and December 31, 2015, Group Inc. owned 17.85% and 16.67%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the nine months ended September 30, 2016 were as follows:

	Fair Value as of December 31, 2015	Gross Additions(4)	Gross Reductions(5)	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2016	Dividend and Interest Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$44,897	$22,925	$–	$1,930	$69,752	$4,650	$1,618
Total Controlled Affiliates	$44,897	$22,925	$–	$1,930	$69,752	$4,650	$1,618
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$10,117	$287,721	$(297,835)	$–	$3	$32	$–
CB-HDT Holdings, Inc.	–	12,578	–	898	13,476	–	–
Kawa Solar Holdings Limited	–	15,061	–	(7)	15,054	387	–
Prairie Provident Resources, Inc.(3)	4,048	–	–	(1,427)	2,621	–	–
NTS Communications, Inc.	–	41,275	–	1,400	42,675	–	6
Total Non-Controlled Affiliates	$14,165	$356,635	$(297,835)	$864	$73,829	$419	$6
Total Affiliates	$59,062	$379,560	$(297,835)	$2,794	$143,581	$5,069	$1,624

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

(2)	Fund advised by an affiliate of Goldman Sachs.
(3)	Formerly known as Lone Pine Resources CDA, Ltd.
(4)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(5)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The Company’s investments in affiliates for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$24,627	$21,167	$–	$(897)	$44,897	$3,992	$681
Total Controlled Affiliates	$24,627	$21,167	$–	$(897)	$44,897	$3,992	$681
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$29,568	$397,861	$(417,312)	$–	$10,117	$3	$–
Lone Pine Resources CDA, Ltd. (Preferred Stock)	5,946	–	–	(1,898)	4,048	–	–
Lone Pine Resources CDA, Ltd. (Common Stock)	632	–	–	(632)	–	–	–
Total Non-Controlled Affiliates	$36,146	$397,861	$(417,312)	$(2,530)	$14,165	$3	$–
Total Affiliates	$60,773	$419,028	$(417,312)	$(3,427)	$59,062	$3,995	$681

(1)

Together with Cal Regents, the Company co-invests through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

(2)	Fund advised by an affiliate of Goldman Sachs.
(3)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(4)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $3 and $10,117, respectively) consisted of the following:

	September 30, 2016		December 31, 2015
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$446,308	$436,982	$425,536	$420,098
1st Lien/Last-Out Unitranche	328,202	314,446	308,108	305,727
2nd Lien/Senior Secured Debt	298,893	284,554	312,831	285,470
Preferred Stock	31,510	32,221	25,615	24,872
Common Stock	11,632	5,013	4,446	–
Investment Funds & Vehicles[1]	69,092	69,752	46,167	44,897
Total Investments	$1,185,637	$1,142,968	$1,122,703	$1,081,064

[1]	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	September 30, 2016	December 31, 2015
Software	10.0%	3.2%
Internet Software & Services	8.6	9.1
Diversified Telecommunication Services	7.7	6.4
Building Products	6.5	3.1
Health Care Technology	6.1	6.5
Investment Funds & Vehicles	6.1	4.2
Electronic Equipment, Instruments & Components	5.6	6.1
Professional Services	5.4	6.3
Real Estate Management & Development	5.1	7.8
Air Freight & Logistics	3.8	4.1
Media	3.8	4.2
Health Care Providers & Services	3.3	3.7
Machinery	3.2	3.4
Aerospace & Defense	2.7	4.1
Health Care Equipment & Supplies	2.7	2.9
Specialty Retail	2.6	2.8
Household Products	2.6	2.5
Distributors	2.6	–
Commercial Services & Supplies	2.5	3.2
Marine	1.9	1.9
Auto Components	1.7	1.8
Construction & Engineering	1.3	1.4
Energy Equipment & Services	1.1	1.5
Computers & Peripherals	1.1	1.2
Food Products	0.9	0.8
Leisure Equipment & Products	0.9	3.5
Oil, Gas & Consumable Fuels	0.2	2.5
Diversified Financial Services	–	1.8
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2016	December 31, 2015
United States	98.5%	98.2%
Germany	1.3	1.4
Canada	0.2	0.4
Total	100.0%	100.0%

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

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, as lender, and Natixis, New York Branch (“Natixis”), as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of the Company and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. As of September 30, 2016 and December 31, 2015, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $0 and $45,700, respectively. SPV I has entered into a revolving credit facility (the “SPV I Revolving Credit Facility”) and term loan facility (the “SPV I Term Loan Facility” and, together with the SPV I Revolving Credit Facility, as amended, the “Asset Based Facility”) with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $185,000 on a committed basis. As of September 30, 2016, the SPV I Term Loan Facility consisted of a $115,000 fully drawn term loan. As of September 30, 2016 and December 31, 2015, the SPV I’s outstanding borrowings under the Asset Based Facility were $229,967 and $139,850, respectively.

As of September 30, 2016 and December 31, 2015, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	September 30, 2016		December 31, 2015
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$69,092	$100,000	$46,167
Cal Regents	100,000	69,092	100,000	46,167
Total	$200,000	$138,184	$200,000	$92,334

As of September 30, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $392,260 and $285,586, respectively. As of September 30, 2016 and December 31, 2015, the Senior Credit Fund had no investments on non-accrual status. In addition, as of September 30, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $4,614 and $21,830, respectively. Additionally, as of September 30, 2016, the Senior Credit Fund had one unfunded commitment totaling $3,356 and no unfunded commitments as of December 31, 2015.

In October 2014, the Senior Credit Fund purchased seven investments at fair value, as prescribed under the valuation procedures in Note 2 “Significant Accounting Policies”, from the Company for an aggregate purchase price of approximately $97,640. In connection with the transaction, the Company recorded a realized gain of $2.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
Total senior secured debt(1)	$399,292	$291,512
Weighted average current interest rate on senior secured debt(2)	6.6%	6.3%
Number of borrowers in the Senior Credit Fund	32	22
Largest loan to a single borrower(1)	$23,685	$23,820

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of September 30, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Acrisure, LLC(+)	Insurance	L + 5.50% (1.00% Floor)	05/19/2022	$6,627	$6,530	$6,640
Acrisure, LLC(1)(2)	Insurance	L + 5.50% (1.00% Floor)	05/19/2022	3,356	(50)	6
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	4,962	4,873	4,962
ATX Networks Corp.(++) (3)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	15,810	15,672	15,415
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	1,000	970	974
Badger Sportswear, Inc.(3)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/09/2023	15,000	14,850	14,850
ConvergeOne Holdings Corporation(+) (4)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	15,846	15,763	15,727
Crowne Group, LLC(++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	17,000	16,837	16,830
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,820	11,723	11,591
DiscoverOrg, LLC(+++) (5)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,247	7,220	7,174
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,920	15,619	15,960
Explorer Holdings, Inc.(++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,975	9,877	10,040
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,685	17,596	17,464
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,910	8,873	8,988
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,880	15,329	15,748
Imagine! Print Solutions, Inc.(++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,977	4,919	5,021
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,845	15,738	15,568
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,016	11,824	11,956
Liquidnet Holdings, Inc.(++) (4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,009	22,701	22,664
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,950	9,702	9,900
MB Aerospace Holdings Inc.(++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,889	15,743	15,730
Netsmart Technologies, Inc.(+)	Health Care Technology	L + 4.75% (1.00% Floor)	04/19/2023	5,985	5,927	6,007
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/24/2021	3,990	3,980	4,004
PGX Holdings, Inc.(++) (4)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	13,671	13,599	13,637
Pomeroy Group LLC(++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,960	15,493	15,541
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	4,988	4,915	5,019
RealD, Inc.(+++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,915	16,754	16,746
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,616	9,494	9,328
SciQuest, Inc.(++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	14,000	13,931	13,930
Smarte Carte, Inc.(++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,356	11,245	11,243
Tronair Parent Inc.(3)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	14,000	13,860	13,860
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,835	10,634	10,736
Zep Inc.(++)	Chemicals	L + 4.50% (1.00% Floor)	06/27/2022	5,431	5,408	5,438

Total 1st Lien/Senior Secured Debt					367,549	368,697

1st Lien/First-Out Unitranche
Infogix, Inc.(++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9,821	9,733	9,723

Total 1st Lien/First-Out Unitranche					9,733	9,723

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++) (5)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8,000	7,853	7,840
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,900	6,000

Total 2nd Lien/Senior Secured Debt					13,753	13,840

Total Corporate Debt					391,035	392,260

		Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.30%(6)		4,613,765	$4,614	$4,614

Total Investments in Affiliated Money Market Fund					4,614	4,614

TOTAL INVESTMENTS					$395,649	$396,874

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 1 month LIBOR, which as of September 30, 2016 was 0.53%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 3 month LIBOR, which as of September 30, 2016 was 0.85%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 6 month LIBOR, which as of September 30, 2016 was 1.24%.
(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(3)	Position or portion thereof unsettled as of September 30, 2016.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(6)	The rate shown is the annualized seven-day yield as of September 30, 2016.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5,000	$4,901	$4,900
Aperture Group, LLC(++) (1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17,855	17,657	17,623
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,925	14,785	14,626
Cengage Learning Acquisitions, Inc.(+) (1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15,000	14,741	14,588
ConvergeOne Holdings Corporation(++) (2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14,817	14,745	14,632
Crowne Group, LLC(++) (2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,813	14,695	14,294
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,910	11,802	11,821
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,560	7,526	7,522
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,925	14,784	14,776
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14,925	14,856	14,602
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,820	17,719	17,464
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,978	8,936	8,910
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,000	14,410	14,681
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14,963	14,893	14,588
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,166	11,944	11,315
Liquidnet Holdings, Inc.(++) (2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22,481	22,134	21,694
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12,500	12,375	12,375
PGX Holdings, Inc.(+++) (2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,263	14,158	14,109
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4,963	4,940	4,888
SkinnyPop Popcorn LLC(++) (2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,257	14,147	14,221
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,918	10,698	10,699
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5,473	5,447	5,438

Total 1st Lien/Senior Secured Debt					282,293	279,766

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,891	5,820

Total 2nd Lien/Senior Secured Debt					5,891	5,820

Total Corporate Debt					288,184	285,586

		Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.19%(3)		21,829,831	$21,830	$21,830

Total Investments in Affiliated Money Market Fund					21,830	21,830

TOTAL INVESTMENTS					$310,014	$307,416

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from the Company in October 2014.
(3)	The rate shown is the annualized seven-day yield as of December 31, 2015.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
Selected Balance Sheet Information
Total investments, at fair value	$396,874	$307,416
Cash and other assets	8,905	7,579
Total assets	$405,779	$314,995

Debt (1)	$229,059	$184,983
Other liabilities	37,216	40,218
Total liabilities	$266,275	$225,201
Members’ equity	139,504	89,794
Total liabilities and members’ equity	$405,779	$314,995

(1)	Net of deferred financing costs for the SPV I Term Loan Facility which were in the amount of $908 and $567 as of September 30, 2016 and December 31, 2015, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Selected Statements of Operations Information:
Total investment income	$6,905	$4,355	$18,220	$10,030

Expenses
Interest and credit facility expense	2,308	1,456	6,582	3,740
Excess loan origination and structuring fees	1,109	–	1,712	470
Professional fees	90	99	297	252
Administration and custodian fees	81	72	240	216
Other expenses	26	1	52	66
Total expenses	3,614	1,628	8,883	4,744
Total net income	3,291	2,727	9,337	5,286
Net realized gain (loss) on investments	–	–	–	50
Net change in unrealized appreciation (depreciation) on investments	1,829	(1,472)	3,823	89
Net increase (decrease) in members’ equity	$5,120	$1,255	$13,160	$5,425

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and credit facility expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three and nine months ended September 30, 2016, the Company accrued income based on loan origination and structuring fees of $1,074 and $1,618, respectively. For the three and nine months ended September 30, 2015, the Company accrued income based on loan origination and structuring fees of $0 and $446, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2016 and December 31, 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2016[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of September 30, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$341,817	• Discount Rate	8.2% – 14.8% (10.5%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$314,446	• Discount Rate	9.9% – 21.6% (13.1%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$220,061	• Discount Rate	8.9% – 31.4% (11.8%)

Comparable multiples:
		• EV/EBITDA[5]	6.4x – 10.7x (7.5x)
Equity	Preferred Stock	Discounted cash flows:
	$32,221	• Discount Rate	14.4% – 15.0% (12%)

Comparable multiples:
		• EV/EBITDA[5]	5.7x – 11.9x (6.0x)
	Common Stock	Comparable multiples:
	$2,392	• EV/EBITDA[5]	5.7x – 11.9x (6.0x)

[1]

Included within Level 3 Assets of $952,242 is an amount of $41,305 in which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

[5]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.

Level 3 Instruments	Level 3 Assets as of December 31, 2015[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of December 31, 2015
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$362,331	• Discount Rate	8.4% – 13.5% (10.9%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$305,727	• Discount Rate	10.5% – 12.7% (11.8%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$199,821	• Discount Rate	2.1% – 14% (11.6%)
Equity	Preferred Stock	Discounted cash flows:
	$24,872	• Discount Rate	10% – 12% (11.8%)
Comparable multiples:
		• EV/EBITDA[5] • EV/Production[6]	3.8x – 7.1x (4.9x) $13 – $40 ($27)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2016 and December 31, 2015. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$53,860	$383,122	$436,982
1st Lien/Last-Out Unitranche	–	–	314,446	314,446
2nd Lien/Senior Secured Debt	–	64,493	220,061	284,554
Preferred Stock	–	–	32,221	32,221
Common Stock	–	2,621	2,392	5,013
Affiliated Money Market Fund	3	–	–	3
Subtotal	$3	$120,974	$952,242	$1,073,219
Investments measured at NAV[1]				69,752
Total assets				$1,142,971

[1]	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2015:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$57,767	$362,331	$420,098
1st Lien/Last-Out Unitranche	–	–	305,727	305,727
2nd Lien/Senior Secured Debt	–	27,769	257,701	285,470
Preferred Stock	–	–	24,872	24,872
Common Stock	–	–	–	–
Affiliated Money Market Fund	10,117	–	–	10,117
Subtotal	$10,117	$85,536	$950,631	$1,046,284
Investments measured at NAV[1]				44,897
Total assets				$1,091,181

[1]	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2016:

Level 3	Beginning Balance as of January 1, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2016
1st Lien/Senior Secured Debt	$362,331	$99,430	$–	$611	$(80,300)	$1,050	$–	$–	$383,122
1st Lien/Last-Out Unitranche	305,727	53,379	123	(11,375)	(34,407)	999	–	–	314,446
2nd Lien/Senior Secured Debt	257,701	79,808	(22,116)	(6,762)	(73,138)	1,368	–	(16,800)	220,061
Preferred Stock	24,872	10,686	–	1,454	–	–	–	(4,791)	32,221
Common Stock	–	2,395	–	4,443	–	–	–	(4,446)	2,392
Total assets	$950,631	$245,698	$(21,993)	$(11,629)	$(187,845)	$3,417	$–	$(26,037)	$952,242

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2016 totaled $(10,624), consisting of the following: 1st Lien/Senior Secured Debt $611, 1st Lien/Last-Out Unitranche $(11,375), 2nd Lien/Senior Secured Debt $(5,757), Preferred Stock $1,454, and Common Stock $4,443.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2015:

Level 3	Beginning Balance as of January 1, 2015	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2015
1st Lien/Senior Secured Debt	$176,931	$201,262	$(98)	$1,791	$(20,135)	$815	$–	$–	$360,566
1st Lien/Last-Out Unitranche	275,567	36,496	–	(204)	(7,823)	901	–	–	304,937
2nd Lien/Senior Secured Debt	304,541	47,923	–	(4,605)	(51,000)	1,644	–	–	298,503
Preferred Stock	26,358	308	–	(1,775)	–	–	–	–	24,891
Common Stock	632	10,000	–	(632)	–	–	–	–	10,000
Total assets	$784,029	$295,989	$(98)	$(5,425)	$(78,958)	$3,360	$–	$–	$998,897

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2015 totaled $(4,052) consisting of the following: 1st Lien/Senior Secured Debt $1,660, 1st Lien/Last-Out Unitranche $(204), 2nd Lien/Senior Secured Debt $(3,101), Preferred Stock $(1,775), and Common Stock $(632).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2016, transfers from Level 3 to Level 2 were due to increased price transparency.

Debt

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2016 and December 31, 2015, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2016 and December 31, 2015, the Company’s outstanding borrowings were $471,250 and $419,000, respectively, and the Company’s asset coverage ratio was 2.43 to 1 and 2.64 to 1, respectively.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $458,159, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2016, the Company was in compliance with these covenants.

Costs of $8,247 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Borrowing interest expense	$3,206	$2,568	$8,632	$6,114
Facility fees	118	190	369	674
Amortization of financing costs	304	295	908	868
Total	$3,628	$3,053	$9,909	$7,656
Weighted average interest rate	2.55%	2.47%	2.50%	2.47%
Average outstanding balance	$500,070	$412,304	$460,469	$331,608

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2016			December 31, 2015
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Legacy Buyer Corp.	10/24/2019	$800	$(16)	10/24/2019	$2,500	$(31)
Elemica, Inc.	07/07/2021	6,000	(135)	–	–	–
Total 1st Lien/Senior Secured Debt		6,800	(151)		2,500	(31)
1st Lien/Last-Out Unitranche
Associations, Inc.	–	–	–	12/22/2018	3,511	(61)
Total 1st Lien/Last-Out Unitranche		–	–		3,511	(61)
Total		$6,800	$(151)		$6,011	$(92)

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

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	$0.45
August 2, 2016	September 30, 2016	October 17, 2016	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2015	March 31, 2015	April 30, 2015	$0.45
May 13, 2015	June 30, 2015	July 15, 2015	$0.45
August 4, 2015	September 30, 2015	October 15, 2015	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2016 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555
May 3, 2016	June 30, 2016	July 15, 2016	8,937

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2015 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
February 25, 2015	March 31, 2015	April 30, 2015	6,982
May 13, 2015	June 30, 2015	July 15, 2015	5,336

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$22,663	$13,483	$35,064	$45,441
Denominator for basic and diluted earnings per share - weighted average shares outstanding	36,320,014	36,292,619	36,312,852	34,270,102
Basic and diluted earnings per share	$0.62	$0.37	$0.97	$1.33

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Per Share Data:(1)
Net asset value, beginning of period	$18.97	$19.56
Net investment income (loss)	1.60	1.52
Net realized and unrealized gains (losses)	(0.64)	(0.26)

Net increase (decrease) in net assets resulting from operations	0.96	1.26

Cost of issuance of common stock, net of underwriting and offering costs	–	(0.09)
Distributions declared from net investment income(2)	(1.35)	(1.34)
Distributions declared from net realized gains(2)	–	(0.01)

Total increase (decrease) in net assets	(0.39)	(0.18)

Net asset value, end of period	$18.58	$19.38

Market price, end of period	$21.77	$18.41

Shares outstanding, end of period	36,321,374	36,293,445
Total return based on net asset value(3)	4.89%	5.71%
Total return based on market value(4)	22.70%	(1.79)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$674,970	$703,539
Ratio of expenses (without incentive fees and interest and credit facility expenses) to average net assets(5)	3.44%	3.00%
Ratio of interest and credit facility expenses to average net assets(6)	1.96%	1.54%
Ratio of incentive fees to average net assets(6)	1.77%	2.29%
Ratio of total expenses to average net assets(5)	7.17%	6.83%
Ratio of net investment income to average net assets(5)(7)	11.45%	10.51%
Portfolio turnover	13%	8%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. For the nine months ended September 30, 2015, the beginning market value per share is based on the initial public offering price of $20.00 per share.

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the nine months ended September 30, 2016 and 2015, annualized except for certain components of other income.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of unsecured convertible notes (the “Convertible Notes”), which amount includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on an initial conversion rate of 40.8397 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016. The Company will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110,900. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

On November 1, 2016, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about January 17, 2017 to holders of record as of December 31, 2016.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2016, we have originated more than $1.60 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, first lien/last-out unitranche and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. Unitranche loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. From time to time, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. The term “mezzanine” refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another account managed by Goldman Sachs. The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts (as defined below), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman, Sachs & Co., our investment adviser (the “Investment Adviser”), legal and professional fees, interest and credit facility expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Management Agreement and Administration Agreement, including those relating to:

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

•	interest payable on debt, if any, incurred to finance our investments;

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer

•	fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our shares;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;

•	costs of holding stockholder meetings;

•	listing fees;

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2016 and December 31, 2015, our portfolio (excluding our investment in a money market fund managed by an affiliate of the Goldman Sachs Group, Inc. (“Group Inc.”) of $0.00 million and $10.12 million, respectively) consisted of the following:

	As of
	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$446.31	$436.98	38.3%	$425.53	$420.10	38.9%
First Lien/Last-Out Unitranche	328.20	314.45	27.5	308.10	305.72	28.3
Second Lien/Senior Secured Debt	298.90	284.56	24.9	312.83	285.47	26.4
Preferred Stock	31.51	32.22	2.8	25.62	24.87	2.3
Common Stock	11.63	5.01	0.4	4.45	–	–
Investment Funds & Vehicles	69.09	69.75	6.1	46.17	44.90	4.1

Total Investments	$1,185.64	$1,142.97	100.00%	$1,122.70	$1,081.06	100.0%

As of September 30, 2016 and December 31, 2015, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield
First Lien/Senior Secured Debt(1)	10.8%	12.0%	10.6%	11.2%
First Lien/Last-Out Unitranche(1)	9.3%	10.8%	10.9%	11.2%
Second Lien/Senior Secured Debt(1)	10.8%	12.3%	11.1%	13.0%
Preferred Stock(1)	8.0%	7.9%	9.8%	10.0%
Common Stock(1)	–%	–%	–%	–%
Investment Funds & Vehicles(2)	14.5%	14.7%	13.0%	13.0%
Total Portfolio(1)	10.4%	11.8%	10.9%	11.7%

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
Number of portfolio companies(1)	39	39
Percentage of performing debt bearing a floating rate (2)	89.6%	87.0%
Percentage of performing debt bearing a fixed rate (2) (3)	10.4%	13.0%
Weighted average leverage (net debt/EBITDA)(4)	4.6x	4.3x
Weighted average interest coverage(4)	2.9x	3.1x
Median EBITDA(4)	$24.19 million	$28.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to the Senior Credit Fund, LLC Selected Financial Data.
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the last dollar attachment point of our debt investments (net of cash) in our portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2016 and December 31, 2015.

	As of
	September 30, 2016		December 31, 2015
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$201.27	17.6%	$108.80	10.1%
Grade 2	770.07	67.4	797.09	73.7
Grade 3	171.63	15.0	175.17	16.2
Grade 4	–	–	–	–

Total Investments	$1,142.97	100.0%	$1,081.06	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2016 and December 31, 2015.

	As of
	September 30, 2016		December 31, 2015
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,138.57	96.0%	$1,122.70	100.0%
Non-accrual	47.07	4.0	–	–

Total Investments	$1,185.64	100.0%	$1,122.70	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2016 and 2015 by investment type:

	For the Three Months Ended
	September 30, 2016	September 30, 2015
	($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$77.99	$114.17
First Lien/Last-Out Unitranche	5.72	29.69
Second Lien/Senior Secured Debt	40.44	44.10
Preferred Stock	8.04	–
Common Stock	–	10.00
Investment Funds & Vehicles	6.14	5.50

Total	$138.33	$203.46

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$34.76	$17.46
First Lien/Last-Out Unitranche	30.41	0.43
Second Lien/Senior Secured Debt	43.41	40.00
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$108.58	$57.89

Net increase (decrease) in portfolio	$29.75	$145.57

Number of new investment commitments in new portfolio companies(2)	1	4
Total new investment commitment amount in new portfolio companies(2)	$77.99	$160.72
Average new investment commitment amount in new portfolio companies(2)	$77.99	$40.18
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	4.8	5.2
Number of new investment commitments in existing portfolio companies(2)	4	3
Total new investment commitment amount in existing portfolio companies(2)	$60.33	$42.74
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)(4)	0.0%	0.0%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	9.0%	9.1%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.0%	8.1%
Weighted average stated interest rate on investments sold or paid down	9.3%	10.9%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)
Total investment income	$33.95	$32.90	$94.61	$86.58
Net expenses	(14.98)	(12.12)	(35.80)	(34.16)

Net investment income (loss) before taxes	18.97	20.78	58.81	52.42
Excise tax expense	(0.29)	(0.18)	(0.73)	(0.26)

Net investment income (loss) after taxes	18.68	20.60	58.08	52.16
Net realized gain (loss) on investments	(21.99)	(0.10)	(21.99)	(0.10)
Net unrealized appreciation (depreciation) on investments	25.97	(7.02)	(1.03)	(6.62)

Net increase in net assets resulting from operations	$22.66	$13.48	$35.06	$45.44

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)
Interest	$29.65	$30.28	$85.27	$80.48
Dividend income	2.47	1.98	6.57	4.49
Other income	1.83	0.64	2.78	1.61

Total investment income	$33.95	$32.90	$94.62	$86.58

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $30.28 million for the three months ended September 30, 2015 to $29.65 million for the three months ended September 30, 2016, primarily due to a decrease in non-recurring prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts. Included in interest for the three months ended September 30, 2016 and 2015 is $0.43 million and $0.80 million, respectively, in prepayment premiums and $0.55 million and $0.90 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $80.48 million for the nine months ended September 30, 2015 to $85.27 million for the nine months ended September 30, 2016, primarily due to an increase in the average size of our portfolio year over year. The amortized cost of the portfolio increased from $1,167.22 million as of September 30, 2015 to $1,185.64 million as of September 30, 2016. Included in interest for the nine months ended September 30, 2016 and 2015 is $0.70 million and $1.38 million, respectively, in prepayment premiums and $1.11 million and $1.28 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $1.98 million for the three months ended September 30, 2015 to $2.47 million for the three months ended September 30, 2016 primarily as a result of increased distributions from the Senior Credit Fund during the three months ended September 30, 2016. The dividend income from Senior Credit Fund increased from $1.36 million for the three months ended September 30, 2015 to $1.83 million for the three months ended September 30, 2016.

Dividend income increased from $4.49 million for the nine months ended September 30, 2015 to $6.57 million for the nine months ended September 30, 2016 primarily as a result of increased distributions from the Senior Credit Fund during the nine months ended September 30, 2016. The dividend income from Senior Credit Fund increased from $2.64 million for the nine months ended September 30, 2015 to $4.65 million for the nine months ended September 30, 2016. See “Senior Credit Fund, LLC” below for further detail.

Other income

Other income increased from $0.64 million for the three months ended September 30, 2015 to $1.83 million for the three months ended September 30, 2016 primarily as a result of excess loan origination fee income accrued from the Senior Credit Fund.

Other income increased from $1.61 million for the nine months ended September 30, 2015 to $2.78 million for the nine months ended September 30, 2016 primarily as a result of excess loan origination fee income accrued from the Senior Credit Fund.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)
Interest and credit facility expense	$3.63	$3.05	$9.91	$7.66
Management fees	4.29	4.09	12.61	11.20
Incentive fees	5.46	3.52	8.95	11.43
Professional fees	0.64	0.94	1.82	2.06
Administration, custodian and transfer agent fees	0.21	0.21	0.65	0.64
Directors’ fees	0.26	0.17	0.74	0.44
Other expenses	0.49	0.14	1.12	0.73

Total expenses	$14.98	$12.12	$35.80	$34.16

Interest and credit facility expense

Interest and credit facility expense increased from $3.05 million for the three months ended September 30, 2015 to $3.63 million for the three months ended September 30, 2016 primarily due to an increase in the average daily borrowings from $412.30 million to $500.07 million.

Interest and credit facility expense increased from $7.66 million for the nine months ended September 30, 2015 to $9.91 million for the nine months ended September 30, 2016 primarily due to an increase in the average daily borrowings from $331.61 million to $460.47 million.

Management Fees and Incentive Fees

Management Fees increased from $4.09 million for the three months ended September 30, 2015 to $4.29 million for the three months ended September 30, 2016 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $3.52 million for the three months ended September 30, 2015 to $5.46 million for the three months ended September 30, 2016 as a result of an increase in the cap on Incentive Fees for the period which is due to an increase in unrealized appreciation on portfolio companies.

Management Fees increased from $11.20 million for the nine months ended September 30, 2015 to $12.61 million for the nine months ended September 30, 2016 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $11.43 million for the nine months ended September 30, 2015 to $8.95 million for the nine months ended September 30, 2016 as a result of a decrease in the cap on Incentive Fees for the period which is due to an increase in unrealized depreciation on portfolio companies.

Professional fees and other general and administrative expenses

Professional fees decreased from $0.94 million for the three months ended September 30, 2015 to $0.64 million for the three months ended September 30, 2016 due to a decrease in legal expenses; and other general and administrative expenses increased from $0.52 million for the three months ended September 30, 2015 to $0.96 million for the three months ended September 30, 2016 due to an increase in costs associated with servicing our investment portfolio.

Professional fees decreased from $2.06 million for the nine months ended September 30, 2015 to $1.82 million for the nine months ended September 30, 2016 due to a decrease in legal expenses; and other general and administrative expenses increased from $1.81 million for the nine months ended September 30, 2015 to $2.52 million for the nine months ended September 30, 2016 due to an increase in Directors’ fees and in costs associated with servicing our investment portfolio.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)
Hunter Defense Technologies, Inc. (1)	$(22.12)	$–	$(22.12)	$–
Liquidnet Holdings, Inc.	–	(0.10)	–	(0.10)
Other, net	0.13	–	0.13	–

Net realized gain (loss)	$(21.99)	$(0.10)	$(21.99)	$(0.10)

(1)

Effective July 1, 2016, Hunter Defense Technologies, Inc. completed a restructuring whereby the second lien debt held by us was converted into non-interest bearing preferred and common equity. As a result, we realized a loss during the period.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)
Change in unrealized appreciation	$39.43	$3.15	$31.73	$6.95
Change in unrealized depreciation	(13.45)	(10.17)	(32.76)	(13.57)

Net change in unrealized appreciation (depreciation) on investments	$25.98	$(7.02)	$(1.03)	$(6.62)

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$0.55	$0.10	$(0.55)	$1.00
Associations, Inc.	(0.20)	(0.05)	0.33	0.03
Avenue Stores, LLC	(0.03)	0.80	(0.40)	0.96
Bolttech Mannings, Inc.	(2.86)	(0.16)	(6.02)	(0.11)
CB-HDT Holdings, Inc.	0.90	–	0.90	–
Data Driven Delivery Systems, LLC	(0.08)	(0.03)	(0.21)	(0.03)
DiscoverOrg, LLC	(0.03)	–	(0.06)	–
Dispensing Dynamics International	0.39	(1.47)	0.05	(1.37)
DiversiTech Corporation	0.40	–	0.42	(0.01)
Elemica, Inc.	0.08	–	0.08	–
Extraction Oil & Gas Holdings, LLC	(0.35)	(0.13)	(0.32)	(0.15)
Global Tel*Link Corporation	3.39	(0.30)	9.42	(1.05)
Heligear Acquisition Co.	(0.19)	0.42	(0.66)	0.48
Highwinds Capital, Inc.	0.55	(0.04)	0.47	(0.10)
Hunter Defense Technologies, Inc.(2)	22.12	(0.04)	0.55	–
Hutchinson Technology, Inc.	(0.55)	(0.12)	(1.17)	(0.32)
iFly Holdings LLC	–	0.17	(0.41)	0.15
IHS Intermediate, Inc.	(0.01)	–	(0.32)	–
Infinity Sales Group	(0.52)	0.65	(0.84)	0.95
Integrated Practice Solutions, Inc.	(0.04)	(0.02)	0.63	(0.02)
IPC Systems, Inc.	–	–	–	(0.65)
Iracore International Holdings, Inc.	(0.06)	(1.33)	(3.99)	1.87
Kawa Solar Holdings Limited	(0.01)	–	0.05	–
Legacy Buyer Corp.	(0.25)	(0.03)	(0.31)	0.09
Liquidnet Holdings, Inc.	–	0.08	–	0.13
Madison-Kipp Corporation	(0.03)	(0.02)	0.28	(0.04)
Mervin Manufacturing, Inc.	(0.23)	(0.08)	(0.55)	(0.30)
NTS Communications, Inc.	1.40	(0.04)	(3.14)	(0.59)
Oasis Outsourcing Holdings, Inc.	0.14	0.19	(0.27)	0.28
Orchard Brands Corporation	–	(0.78)	–	(0.86)
P2 Upstream Acquisition Co.	0.10	(0.49)	0.39	(0.71)
Perfect Commerce, LLC	0.33	(0.07)	0.73	0.13
Prairie Provident Resources, Inc.	(0.94)	(0.81)	(1.43)	(2.41)
Pro-Pet, LLC	(0.03)	(0.09)	(0.34)	(0.85)
Reddy Ice Corporation	0.96	(2.24)	1.61	(2.21)
Securus Technologies Holdings, Inc.	1.33	(0.98)	8.36	(1.72)
Senior Credit Fund, LLC	0.74	(0.74)	1.93	0.08
The Merit Distribution Group, LLC	0.35	–	0.32	–
United Road Services, Inc.	(0.05)	0.07	(0.60)	0.09
US Med Acquisition, Inc.	(0.02)	0.65	(0.07)	0.65
Vexos, Inc.	(0.27)	(0.04)	(0.23)	0.02
Washington Inventory Service	(0.98)	0.01	(5.67)	(0.07)
Other, net(1)	(0.02)	(0.06)	0.01	0.04

Total	$25.98	$(7.02)	$(1.03)	$(6.62)

(1)

For the three and nine months ended September 30, 2016, other, net includes gross unrealized appreciation of $5.70 million and $5.21 million, respectively, and gross unrealized depreciation of $(5.72) million and $(5.20) million, respectively. For the three and nine months ended September 30, 2015, other, net includes gross unrealized appreciation of $0.01 million and $0.04 million, respectively, and gross unrealized depreciation of $(0.07) million and $(0.00) million, respectively.

(2)

Unrealized appreciation on Hunter Defense Technologies, Inc. is the result of the reversal of previously recognized depreciation upon the restructuring whereby the second lien debt held by us was converted into non-interest bearing preferred and common equity.

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

Selected Financial Data

As of September 30, 2016 and December 31, 2015, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	September 30, 2016		December 31, 2015
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	($ in millions)		($ in millions)
Company	$100.00	$69.09	$100.00	$46.17
Cal Regents	100.00	69.09	100.00	46.17

Total	$200.00	$138.18	$200.00	$92.34

As of September 30, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $392.26 million and $285.59 million, respectively. As of September 30, 2016 and December 31, 2015, the Senior Credit Fund had no investments on non-accrual status. In addition, as of September 30, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $4.61 million and $21.83 million, respectively. Additionally, as of September 30, 2016, the Senior Credit Fund had one unfunded commitment totaling $3.36 million.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.), followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2016 and December 31, 2015:

As of
	September 30, 2016	December 31, 2015
Number of portfolio companies	32	22
Total senior secured debt(1)	$399.29 million	$291.51 million
Largest loan to a single borrower(1)	$23.69 million	$23.82 million
Weighted average current interest rate on senior secured debt(2)	6.6%	6.3%
Percentage of performing debt bearing a floating rate(3)	100%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	3.8x	3.5x
Weighted average interest coverage(4)	3.3x	3.7x
Median EBITDA(4)	$69.20 million	$71.89 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
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

Senior Credit Fund Portfolio as of September 30, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Acrisure, LLC(+)	Insurance	L + 5.50% (1.00% Floor)	05/19/2022	$6.63	$6.53	$6.64
Acrisure, LLC(1)(2)	Insurance	L + 5.50% (1.00% Floor)	05/19/2022	3.36	(0.05)	0.01
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	4.96	4.87	4.96
ATX Networks Corp.(++) (3)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	15.81	15.67	15.41
ATX Networks Corp. (++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	1.00	0.97	0.97
Badger Sportswear, Inc.(3)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/09/2023	15.00	14.85	14.85
ConvergeOne Holdings Corporation(+) (4)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	15.85	15.76	15.73
Crowne Group, LLC(++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	17.00	16.84	16.83
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.82	11.73	11.59
DiscoverOrg, LLC(+++) (5)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.25	7.22	7.17
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15.92	15.62	15.96
Explorer Holdings, Inc.(++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9.97	9.88	10.04
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.68	17.60	17.46
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.91	8.87	8.99
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.88	15.33	15.75
Imagine! Print Solutions, Inc.(++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4.98	4.92	5.02
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.84	15.74	15.57
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.02	11.82	11.96
Liquidnet Holdings, Inc.(++) (4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.01	22.70	22.66
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.95	9.70	9.90
MB Aerospace Holdings Inc.(++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.89	15.74	15.73
Netsmart Technologies, Inc.(+)	Health Care Technology	L + 4.75% (1.00% Floor)	04/19/2023	5.98	5.93	6.01
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/24/2021	3.99	3.98	4.00
PGX Holdings, Inc.(++) (4)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	13.67	13.60	13.64
Pomeroy Group LLC(++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.96	15.49	15.54
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	4.99	4.92	5.02
RealD, Inc.(+++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.91	16.75	16.75
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.62	9.50	9.33
SciQuest, Inc.(++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	14.00	13.93	13.93
Smarte Carte, Inc.(++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11.36	11.25	11.24
Tronair Parent Inc.(3)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	14.00	13.86	13.86
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.83	10.63	10.74
Zep Inc.(++)	Chemicals	L + 4.50% (1.00% Floor)	06/27/2022	5.43	5.41	5.44

Total 1st Lien/Senior Secured Debt					367.56	368.70

1st Lien/First-Out Unitranche
Infogix, Inc.(++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9.82	9.73	9.72

Total 1st Lien/First-Out Unitranche					9.73	9.72

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++) (5)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.85	7.84
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.90	6.00

Total 2nd Lien/Senior Secured Debt					13.75	13.84

Total Corporate Debt					$391.04	$392.26

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 1 month LIBOR, which as of September 30, 2016 was 0.53%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 3 month LIBOR, which as of September 30, 2016 was 0.85%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or a base rate plus 6 month LIBOR, which as of September 30, 2016 was 1.24%.
(1)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(2)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(3)	Position or portion thereof unsettled as of September 30, 2016.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5.00	$4.90	$4.90
Aperture Group, LLC(++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17.86	17.66	17.62
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.93	14.78	14.63
Cengage Learning Acquisitions, Inc.(+)(1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15.00	14.74	14.59
ConvergeOne Holdings Corporation(++)(2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14.82	14.75	14.63
Crowne Group, LLC(++)(2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.81	14.69	14.29
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.91	11.80	11.82
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.56	7.53	7.52
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.93	14.78	14.78
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14.93	14.86	14.60
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.82	17.72	17.46
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.98	8.94	8.91
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.00	14.41	14.68
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14.96	14.89	14.59
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.16	11.94	11.32
Liquidnet Holdings, Inc.(++)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22.48	22.13	21.69
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12.50	12.38	12.38
PGX Holdings, Inc.(+++)(2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.26	14.16	14.11
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4.96	4.94	4.89
SkinnyPop Popcorn LLC(++)(2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.25	14.15	14.22
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.92	10.70	10.70
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5.47	5.45	5.44

Total 1st Lien/Senior Secured Debt					282.30	279.77

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.82

Total 2nd Lien/Senior Secured Debt					5.89	5.82

Total Corporate Debt					$288.19	$285.59

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$396.87	$307.42
Cash and other assets	8.91	7.58

Total assets	$405.78	$315.00

Debt(1)	$229.06	$184.98
Other liabilities	37.22	40.22

Total liabilities	$266.28	$225.20

Members’ equity	$139.50	$89.80

Total liabilities and members’ equity	$405.78	$315.00

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of September 30, 2016 and December 31, 2015, which were in the amount of $0.91 million and $0.57 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in millions)
Selected Statement of Operations Information:
Total investment income	$6.91	$4.36	$18.22	$10.03

Expenses
Interest and credit facility expense	2.31	1.46	6.58	3.74
Excess loan origination and structuring fees	1.11	–	1.71	0.47
Professional fees	0.09	0.10	0.30	0.25
Administration and custodian fees	0.08	0.07	0.24	0.21
Other expenses	0.03	–	0.05	0.07

Total expenses	3.62	1.63	8.88	4.74

Net investment income (loss)	3.29	2.73	9.34	5.29

Net realized gain (loss) on investments	–	–	–	0.05
Net change in unrealized appreciation (depreciation) on investments	1.83	(1.47)	3.82	0.09

Net increase (decrease) in members’ equity	$5.12	$1.26	$13.16	$5.43

Debt

The Senior Credit Fund has entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provides for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders are secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. As of September 30, 2016 and December 31, 2015, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $0 and $45.70 million, respectively. The summary information of the Subscription Facility for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Borrowing interest expense	$0.07	$0.27	$0.50	$0.79
Facility fees	0.02	–	0.04	–
Amortization of financing costs	0.03	0.09	0.09	0.27
Total	$0.12	$0.36	$0.63	$1.06
Weighted average interest rate	2.7%	2.1%	2.5%	2.1%
Average outstanding balance	$10.72	$50.00	$26.87	$50.00

SPV I has entered into a revolving credit facility (the “SPV I Revolving Credit Facility”) and term loan facility (the “SPV I Term Loan Facility” and, together with the SPV I Revolving Credit Facility, as amended, the “Asset Based Facility”) with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $185.00 million on a committed basis. As of September 30, 2016, the SPV I Term Loan Facility consisted of a $115.00 million fully drawn term loan. As of September 30, 2016 and December 31, 2015, the SPV I’s outstanding borrowings under the Asset Based Facility were $229.97 million and $139.85 million, respectively. The summary information of the Asset Based Facility for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Borrowing interest expense	$1.92	$0.83	$4.78	$1.67
Facility fees	0.15	0.16	0.60	0.70
Amortization of financing costs	0.12	0.11	0.57	0.31
Total	$2.19	$1.10	$5.95	$2.68
Weighted average interest rate	3.2%	2.7%	3.1%	2.7%
Average outstanding balance	237.33	120.86	202.46	81.66

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2016 and December 31, 2015, our asset coverage ratio was 2.43 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2016, we had cash of approximately $14.67 million, a decrease of $8.04 million from December 31, 2015. Cash used by operating activities for the nine months ended September 30, 2016 was approximately $11.47 million, primarily driven by purchases of investments of $219.90 million, partially offset by an increase in net assets resulting from operations of $35.06 million, proceeds from sales and principal repayments of $139.50 million, net purchase of investments in the affiliated money market fund of $10.11 million and proceeds from other operating activities of $23.76 million. Cash provided by financing activities for the nine months ended September 30, 2016 was approximately $3.43 million, primarily driven by proceeds from the borrowings on debt of $195.50 million, partially offset by repayments on debt of $143.25 million, distributions paid of $48.74 million, and other financing activities of $0.08 million.

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

There were no sales of our common stock during the nine months ended September 30, 2016.

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

In February 2016, our Board of Directors authorized us to repurchase up to $25.00 million of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and Goldman, Sachs & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016) and expires on March 18, 2017.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2016, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

Concurrent with the IPO, we adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman, Sachs & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan.

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2016 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555
May 3, 2016	June 30, 2016	July 15, 2016	8,937

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2015 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

February 25, 2015	March 31, 2015	April 30, 2015	6,982
May 13, 2015	June 30, 2015	July 15, 2015	5,336

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of September 30, 2016:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$471.25	$–	$–	$471.25	$–

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $458.16 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of September 30, 2016, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of September 30, 2016, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$6.80	$2.50
First Lien/Last-Out Unitranche	–	3.51

Total	$6.80	$6.01

RECENT DEVELOPMENTS

On October 3, 2016, we closed an offering of $115,000 aggregate principal amount of unsecured convertible notes (the “Convertible Notes”), which amount includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares our common stock or a combination of cash and shares of our common stock, based on an initial conversion rate of 40.8397 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of our common stock on September 27, 2016. We will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110,900. We used the net proceeds of this offering to pay down debt under the Revolving Credit Facility.

On November 1, 2016, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about January 17, 2017 to holders of record as of December 31, 2016.

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To obtain and maintain RIC status, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if our Board of Directors declares a cash distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its distribution automatically reinvested in additional shares of our common stock rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and Goldman, Sachs & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan.

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

As of September 30, 2016, on a fair value basis, approximately 10.4% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 89.6% of our performing debt investments bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2016 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2016 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$22.54	$(13.98)	$8.56
Up 200 basis points	14.27	(9.32)	4.95
Up 100 basis points	6.01	(4.66)	1.35
Up 75 basis points	3.94	(3.49)	0.45
Up 50 basis points	2.00	(2.33)	(0.33)
Up 25 basis points	0.61	(1.16)	(0.55)
Down 25 basis points	(0.17)	1.16	0.99
Down 50 basis points	(0.22)	2.33	2.11
Down 75 basis points	(0.26)	2.47	2.21
Down 100 basis points	(0.32)	2.47	2.15
Down 200 basis points	(0.31)	2.47	2.16
Down 300 basis points	(0.20)	2.47	2.27

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

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

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other business development companies and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee team as Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), a privately offered BDC that has a substantially similar investment focus as us. Therefore, we expect these individuals may have obligations to investors in such other business development company, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other business development company. When making allocation decisions between us and GS PMMC, the Investment Adviser is permitted to take into account the Senior Credit Fund, consistent with the nature of the relationship between us and the Senior Credit Fund, even though there is no formal investment advisory relationship between the Investment Adviser and the Senior Credit Fund. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and is expected to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside the accounts of Goldman Sachs and its clients as well as the relationships and products of Goldman Sachs (collectively, the “Accounts”) and Goldman Sachs. In certain circumstances, negotiated co-investments by us and other funds managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. We, GS PMMC and GSAM have applied for an exemptive order from the SEC that would permit us to co-invest with GS PMMC and other funds managed by the Investment Adviser in the future, as will be set forth in such order. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Were such order obtained, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC and/or other funds managed by our Investment Adviser that are able to rely on the order. In the absence of an SEC order, when our Investment Adviser identifies certain negotiated investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in certain investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to promote the sale of our common stock or favor other Accounts.

Goldman Sachs and its personnel have interests in promoting sales of our common stock, and the compensation from such sales may be greater than the compensation relating to sales of interests in other Accounts (including business development companies (including GS PMMC) and other investment funds managed by our Investment Adviser). Therefore, Goldman Sachs and its personnel may have a financial interest in promoting our common stock over interests in other Accounts. The term “Goldman Sachs” refers to Group Inc., together with Goldman, Sachs & Co., GSAM and its other subsidiaries.

Our Investment Adviser may simultaneously manage other Accounts (including other business development companies (including GS PMMC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS PMMC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, our Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an Investment Adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

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

GOLDMAN SACHS BDC, INC.

Date: November 3, 2016	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2016	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (b) to Pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

4.1

Indenture, dated October 3, 2016, between Goldman Sachs BDC, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 3, 2016).

10.1	Dividend Reinvestment Plan, amended as of August 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 4, 2016).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.