Form 10-K
period 2016-12-31
Goldman Sachs BDC, Inc.
filed 2017-02-28
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer:	☐	Accelerated filer:	☒
Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock at June 30, 2016 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2016) held by those persons deemed by the registrant to be non-affiliates was approximately $593.75 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2016 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes.

There were 36,342,786 shares of the registrant’s common stock outstanding as of February 28, 2017.

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

GOLDMAN SACHS BDC, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this Annual Report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this Annual Report on Form 10-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	uncertainty surrounding the financial and political stability of the U.S., the European Union and China;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;

•	general price and volume fluctuations in the stock market;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the impact on our business from new or amended legislation or regulations; and

•	the availability of credit and/or our ability to access the equity markets.

PART I.

Unless indicated otherwise in this Annual Report on Form 10-K or the context so requires, the terms “GS BDC,” “Company,” “we,” “us” or “our” refer to Goldman Sachs BDC, Inc. or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” our “adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman, Sachs & Co., GSAM and its other subsidiaries and affiliates.

ITEM 1.    BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2016, we originated more than $1.94 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In describing our business, we generally use the term “middle market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless otherwise required by any applicable law or exemptive relief, in which case, we would only receive our allocable portion of such fees. The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as registration statements and related exhibits and schedules, at the Public SEC’s Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330. We maintain a website at www.GoldmanSachsBDC.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. You may also obtain such information by contacting us, in writing at: 200 West Street New York, New York 10282, or by telephone (collect) at (212) 902-0300. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. Our investments typically have maturities between three and ten years and generally range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves an investment in a joint venture, Senior Credit Fund, LLC (the “Senior Credit Fund”), with the Regents of the University of California (“Cal Regents”). The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies.

Investment Portfolio

As of December 31, 2016 and December 31, 2015, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million and $10.12 million, respectively) consisted of the following:

	As of
	December 31, 2016			December 31, 2015
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$436.90	$421.03	36.1%	$425.53	$420.10	38.9%
First Lien/Last-Out Unitranche	329.45	310.25	26.6	308.10	305.72	28.3
Second Lien/Senior Secured Debt	352.70	336.18	28.8	312.83	285.47	26.4
Unsecured Debt	3.12	3.12	0.3	—	—	—
Preferred Stock	11.12	11.83	1.0	25.62	24.87	2.3
Common Stock	11.63	6.49	0.5	4.45	—	—
Investment Funds & Vehicles	77.59	78.39	6.7	46.17	44.90	4.1

Total Investments	$1,222.51	$1,167.29	100.0%	$1,122.70	$1,081.06	100.0%

As of December 31, 2016, our portfolio consisted of 49 investments in 40 portfolio companies across 26 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2016, were Software, Internet Software & Services, Diversified Telecommunication Services and Investment Funds & Vehicles, which represented 9.8%, 8.3%, 8.0% and 6.7%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value at December 31, 2016 was United States 98.5%, Germany 1.3% and Canada 0.2%.

As of December 31, 2016, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	December 31, 2016
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.6%
First Lien/Last-Out Unitranche(2)	11.3%	14.2%
Second Lien/Senior Secured Debt(2)	10.5%	11.0%
Unsecured Debt(2)	12.0%	12.0%
Preferred Stock(2)	0.5%	0.5%
Common Stock(2)	0.0%	0.0%
Investment Funds & Vehicles(3)	14.5%	14.5%
Total Portfolio(2)	10.6%	11.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.

(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)

Computed based on the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2016:

December 31, 2016
Number of portfolio companies(1)	40
Percentage of performing debt bearing a floating rate (2)	92.8%
Percentage of performing debt bearing a fixed rate (2) (3)	7.2%
Weighted average leverage (net debt/EBITDA)(4)	4.8x
Weighted average interest coverage(4)	2.7x
Median EBITDA(4)	$25.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to the Senior Credit Fund, LLC Selected Financial Data.

(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.

(3)	Includes income producing preferred stock investments.

(4)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of our portfolio companies’ debt (net of cash), including all of our investment and the amount of debt senior to us, to our portfolio companies’ EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred stock investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans and preferred stock investments where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred stock investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans and preferred stock investments where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily London Interbank Offered Rates (“LIBOR”) plus a spread.

As of December 31, 2016, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	December 31, 2016
	Subscribed to fund	Contributed
	($ in millions)
Company	$100.00	$77.59
Cal Regents	100.00	77.59

Total	$200.00	$155.18

As of December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $479.53 million. In addition, as of December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $1.94 million. Additionally, as of December 31, 2016, the Senior Credit Fund had three unfunded commitments totaling $6.30 million.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2016:

December 31, 2016
Number of portfolio companies	37
Total senior secured debt(1)	$489.66 million
Largest loan to a single borrower(1)	$24.62 million
Weighted average current interest rate on senior secured debt(2)	6.6%
Percentage of performing debt bearing a floating rate(3)	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%
Weighted average leverage (net debt/EBITDA)(4)	3.8x
Weighted average interest coverage(4)	3.2x
Median EBITDA(4)	$68.70 million

(1)	At par amount.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.

(3)	Measured on a fair value basis.

(4)

For a particular portfolio company of the Senior Credit Fund, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of the Senior Credit Fund’s portfolio companies’ debt (net of cash), including all of its investment and the amount of debt senior to it, to its portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of the Senior Credit Fund’s debt investments and income producing preferred stock investments, excluding collateral loans and preferred stock investments where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of the Senior Credit Fund’s portfolio companies reflects its performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred stock investments, excluding collateral loans and preferred stock investments where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of December 31, 2016, the Senior Credit Fund was invested across 22 different industries. The largest industries in the Senior Credit Fund’s portfolio, based on fair value as of December 31, 2016, were Software, IT Services, Health Care Providers & Services and Health Care Technology, which represented 8.9%, 8.2%, 7.6%, and 7.6%, respectively, of the Senior Credit Fund’s portfolio at fair value.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from Group Inc. In March 2013, we elected to be treated as a BDC. In April 2013, we converted from a Delaware limited liability company to a Delaware corporation. We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. On March 23, 2015, we closed our initial public offering (“IPO”), issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. On April 21, 2015, we issued an additional 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. As a result of the Conversion, subsequent share repurchases and the IPO, as of December 31, 2016, Group Inc. owned approximately 17.85% of our common stock.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors (the “Board of Directors”), a majority of whom are independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is an indirect subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the indirect parent of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.17 trillion of assets under supervision as of December 31, 2016.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 17 investment professionals, as of December 31, 2016, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. These professionals are supported by an additional 16 investment professionals, as of December 31, 2016, who are primarily focused on investment strategies in syndicated, liquid credit (together with the GSAM Private Credit Group, “GSAM Credit Alternatives”). These individuals may have additional responsibilities other than those relating to us, but generally allocate a portion of their time in support of our business and our investment objective as a whole. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 17 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Scott Turco, as well as three non-voting members with operational and/or legal expertise. The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), privately offered BDCs, collectively, the “Accounts”), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors (“Independent Directors”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC or applicable SEC staff guidance.

Subject to applicable law, Goldman Sachs or other Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other funds managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

We may also invest alongside other Accounts advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside other Accounts as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

If we are unable to rely on our exemptive relief for a particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. To address potential conflicts in such allocations, our Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations reflect numerous other factors as described below. Accounts managed outside of the GSAM Private Credit Group are generally viewed separately for allocation purposes. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not and vice versa.

In some cases, due to information barriers that are in place, other Accounts may compete with us for specific investment opportunities without being aware that they are competing against each other. Goldman Sachs has a conflicts system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Goldman Sachs assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular Account (including us) or is prohibited from being allocated to a particular Account. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate Account.

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including, but not limited to: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. With respect to us, the Investment Adviser may also make allocation-related decisions by reference to Senior Credit Fund, consistent with the nature of the relationship between us and Senior Credit Fund, even though there is no formal investment advisory relationship between the Investment Adviser and Senior Credit Fund. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

Our Investment Adviser, including the GSAM Credit Alternatives Team, may, from time to time, develop and implement new trading strategies or seek to participate in new investment opportunities and trading strategies. These opportunities and strategies may not be employed in all Accounts or pro rata among Accounts where they are employed, even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may receive opportunities sourced by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

According to the National Center for the Middle Market and the CIA World Fact Book, the U.S. middle market is comprised of approximately 200,000 companies that collectively generate revenues of more than $10.00 trillion annually(1). The U.S. middle market represents nearly 33% of private sector gross domestic product, or equivalent to the world’s third largest global economy on a stand-alone basis. The GSAM Private Credit Group believes that existing market conditions and regulatory changes have combined to create an attractive investment environment for non-bank lenders such as us to provide loans to U.S. middle market companies. Specifically:

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

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets, as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds (and certain ETFs) generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for bonds is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a stable capital base and can therefore invest in illiquid assets.

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

(1)

Estimate by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the 2015 CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

Competitive Advantages

The Goldman Sachs Platform: Goldman Sachs is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 750 investment professionals and over $1.17 trillion of assets under supervision, in each case as of December 31, 2016. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers a meaningful competitive advantage to us in the following ways:

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle market borrowers which we believe significantly enhances our origination capability. We believe that many borrowers prefer to do business with Goldman Sachs and its advised funds because of its ability to offer further services to middle market companies as they grow in their life cycle, including financial advice, acquisition opportunities and capital markets expertise. The GSAM Private Credit Group is also able to leverage the Goldman Sachs platform to provide middle market companies with access to Goldman Sachs’ broad client network, which can be utilized to find new customers and partners as the GSAM Private Credit Group seeks to grow and execute its strategic plans.

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

•

Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, we benefit from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. Our portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to assist the GSAM Private Credit Group in seeking to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

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

•

Existing Portfolio of Performing, Predominantly Senior Loans: Since our inception, we have originated a sizable investment portfolio. As of December 31, 2016, we had 49 investments in 40 portfolio companies operating across 26 different industries with an aggregate fair value of $1,167.29 million (excluding our investment in a money market fund managed by an affiliate of Group Inc.). We believe that this portfolio will generate attractive risk adjusted levels of income that will support dividend payments to our stockholders.

•

Strategic Joint Venture: We co-invest with Cal Regents through the Senior Credit Fund, an unconsolidated Delaware limited liability company. The objective of the Senior Credit Fund is to generate attractive rates of return by investing primarily in first lien loans to middle-market companies through a vehicle capitalized in part with debt that is non-recourse to the Company. While the loans in the Senior Credit Fund typically bear interest rates lower than the loans held directly on our balance sheet, the return on our investment in the Senior Credit Fund is targeted to be higher than our direct investments, reflecting the impact of the Senior Credit Fund’s financing strategy. The Senior Credit Fund is expected to maintain a debt-to-equity ratio of approximately 2 to 1. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents each have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum. We and Cal Regents each has a 50% economic ownership of the Senior Credit Fund and each has subscribed to fund $100.00 million. As of December 31, 2016, we and Cal Regents each had contributed $77.59 million to the Senior Credit Fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Credit Fund, LLC.”

•	Broad Existing Shareholder Base: We believe that the breadth of our shareholder base and our proven ability to attract investors will continue to support our future growth plans.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the NYSE) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “Item 1. Business—Qualifying Assets.”

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock.”

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2016, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 91.5% secured debt investments (62.7% in first lien debt (including 26.6% in first lien/last-out unitranche loans) and 28.8% in second lien debt), 0.3% in unsecured debt investments, 1.0% in preferred stock, 0.5% in common stock and 6.7% in investment funds & vehicles. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

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

These criteria provide general guidelines for our investment decisions. However, we caution that not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

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

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review of the capital structure;

•	analysis of the business and industry in which the prospective portfolio company operates;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the portfolio company’s management, industry, markets, products and services and competitors.

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

Investment Committee

All investment decisions are made by the Investment Committee of GSAM Private Credit Group which consists of five voting members, Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Scott Turco, as well as three non-voting members with operational and/or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

The purpose of our Investment Committee is to evaluate and approve all investments by our Investment Adviser. Our Investment Committee process is intended to bring the diverse experience and perspectives of our Investment Committee’s members to the analysis and consideration of every investment. Our Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, our Investment Committee meetings serve as a forum for discussing credit views and outlooks, as well as reviewing investments. Potential transactions and investment opportunities are also reviewed on a regular basis. Members of our Investment Adviser’s investment team are encouraged to share information and views on credits with our Investment Committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

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

We also invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last out” portion that we would continue to hold.

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

•

negotiating contractual provisions in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such provisions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

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

Our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. Under this system, investments graded 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit. Investments graded 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2. Investments graded 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. Investments graded 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “Item 1. Business—Managerial Assistance to Portfolio Companies.”

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

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

Our Administrator

Pursuant to our Administration Agreement, our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “Item 1. Business—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “Item 1. Business—Administration Agreement.”

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by our Board of Directors on behalf of investors who do not elect to receive their cash distributions in cash as provided below. As a result, if our Board of Directors declares a cash distribution, then our stockholders who have not elected (or have not previously been deemed to have elected) to “opt out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below. We intend to continue to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

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

The shares are acquired by the plan agent for the participants’ accounts either through (i) newly issued shares or (ii) by purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed net asset value (“NAV”) per share as of the dividend payment date is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay) (such condition often referred to as a “premium”), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant’s account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share as of the dividend payment date; provided that, if the most recently computed NAV as of the dividend payment date is less than or equal to 95% of the closing market price on the dividend payment date, the dollar amount of the distribution will be divided by 95% of the closing market price per share on the dividend payment date. If on the dividend payment date, the most recently computed NAV per share as of that date is greater than the closing market price per share plus per share fees (such condition referred to as a “market discount”), the plan agent will invest the dividend amount in shares acquired on behalf of the participants by purchasing shares on the open market. Such open market purchases will continue on each successive business day until the entire dividend amount has been invested pursuant to open market purchases; provided, however, that if (a) the market discount shifts to a market premium, or (b) the open market purchases have not been completed by the last business day before the next date on which the common stock trades on an “ex-dividend” basis or 30 days after the dividend payment date, whichever is sooner, the plan agent will cease making open market purchases and will invest the entire uninvested portion of the dividend amount in newly issued common stock in the manner contemplated above.

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

If a participant elects by telephone, Internet, or written notice to the plan agent to have the plan agent sell all or a part of his or her shares and remit the proceeds to the participant, the plan agent will process all sale instructions received no later than five business days after the date on which the order is received. Such sale will be made through the plan agent’s broker on the relevant market and the sale price will not be determined until such time as the broker completes the sale. In each case, the price to each participant will be the weighted average sale price obtained by the plan agent’s broker net of fees for each aggregate order placed by the plan agent and executed by the broker.

The plan agent’s fees for the handling of the reinvestment of distributions will be paid by us. However, each participant will pay a per share fee incurred in connection with open market purchases. If a participant elects by telephone, Internet, or written notice to the plan agent to have the plan agent sell all or a part of his or her shares and remit the proceeds to the participant, the plan agent is authorized to deduct a per share fee from such proceeds. All per share fees include any applicable brokerage commissions the plan agent is required to pay.

Participation in the plan is completely voluntary and may be terminated or resumed at any time without penalty. Participants may terminate their accounts under the plan by notifying the plan agent by telephone, Internet, or written notice prior to the distribution record date. Such termination will be effective immediately if received by the plan administrator prior to any distribution record date; otherwise such termination or resumption will be effective with respect to any subsequently declared dividend or other distribution. The plan agent will seek to process termination notices received after the dividend record date but before the dividend payment date prior to such dividend payment date to the extent practicable, but may in its sole discretion reinvest the participant’s dividends in common stock, as described above. If such dividends are reinvested, the plan agent will process the late termination notice as soon as practicable, but in no event later than five business days after the reinvestment is completed.

A stockholder who does not opt out of the dividend reinvestment plan will generally be subject to the same U.S. federal, state and local tax consequences as a stockholder who elects to receive its distributions in cash; however, because a stockholder that participates in the dividend reinvestment plan will not actually receive any cash, such a stockholder will not have such cash available to pay any applicable taxes on the deemed distribution. A stockholder that participates in the dividend reinvestment plan and thus is treated as having invested in additional shares of our stock will have a basis in such additional shares of stock equal to the total dollar amount treated as a distribution for U.S. federal income tax purposes. The stockholder’s holding period for such stock will commence on the day following the day on which the shares are credited to the stockholder’s account. Stockholders that participate in the dividend reinvestment plan will receive tax information annually for their personal records and to help them prepare their federal income tax return. For further information as to tax consequences of participation in the plan, participants should consult with their own tax advisors.

We reserve the right to amend or terminate the plan upon notice in writing to each participant at least 30 days prior to any record date for the payment of any dividend or distribution by us. There is no direct transaction fee to participants with regard to purchases in the plan; however, we reserve the right to amend the plan to include a transaction fee payable by the participants. Notice will be sent to participants of any amendments as soon as practicable after such action by us.

All correspondence concerning the plan should be directed to the plan agent at Computershare Trust Company, N.A, P.O. Box 30170, College Station, TX 77842-3170, with overnight correspondence being directed to the plan agent at Computershare Trust Company, N.A, 211 Quality Circle, Suite 210, College Station, TX 77845; by calling 855-807-2742; or through the plan agent’s website at www.computershare.com/investor. Participants who hold their shares through a broker or other nominee should direct correspondence or questions concerning the dividend reinvestment plan to their broker or nominee.

Management Agreements

Investment Management Agreement

Our initial investment management agreement with our Investment Adviser was entered into as of November 15, 2012 and subsequently amended and restated as of April 1, 2013 (as amended and restated as of April 1, 2013, the “Initial Investment Management Agreement”). Our Board of Directors determined at an in person meeting held in November 2014 to approve certain changes to the Initial Investment Management Agreement and to submit the Investment Management Agreement, which included such changes, for stockholder approval as required by the provisions of the Investment Company Act. At a special meeting of stockholders held in January 2015, our stockholders approved the Investment Management Agreement. The Investment Management Agreement became effective as of January 1, 2015.

Management Services

Pursuant to the terms of our Investment Management Agreement, GSAM, subject to the overall supervision of our Board of Directors, manages our day-to-day investment-related operations and provides investment management services to us.

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.”

Management Fee

The Management Fee is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of our gross assets (excluding cash or cash equivalents (such as investments in money market funds) but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). The Management Fee is payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated.

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

Beginning with the calendar quarter that commenced on January 1, 2015, the Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2015). The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year by reference to an Annual Period.

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

Quarterly Incentive Fee Based on Income. For the portion of the Incentive Fee based on income, we pay our Investment Adviser a quarterly Incentive Fee based on the amount by which (A) Ordinary Income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the Management Fee but excluding any Incentive Fee.

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

We accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

Expenses

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, our Investment Adviser is not required to pay: (i) our operational and organizational expenses; (ii) fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest payable on debt, if any, incurred to finance our investments; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our administrator, transfer agent or sub-transfer agent; (x) the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our shares; (xi) the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer; (xii) the fees and expenses of our directors who are not affiliated with our Investment Adviser; (xiii) the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities; (xiv) costs of holding stockholder meetings; (xv) listing fees; (xvi) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian; (xvii) insurance premiums; or (xviii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of our shares, including, all costs and expenses associated with the preparation and distribution of an offering memorandum, a subscription agreement, if applicable, a registration statement, a prospectus or a stockholder application form.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors determined at an in person meeting held on August 2, 2016 to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2017.

For the year ended December 31, 2014, we paid our Investment Adviser a total of $10.90 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $9.40 million in Management Fees and $1.50 million in Incentive Fees. For the year ended December 31, 2015, we paid our Investment Adviser a total of $25.95 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $14.52 million in Management Fees and $11.43 million in Incentive Fees. For year ended December 31, 2016, we paid our Investment Adviser a total of $26.15 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement), which consisted of $16.84 million in Management Fees and $9.31 million in Incentive Fees.

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

Organization of our Investment Adviser

Our Investment Adviser is registered as an Investment Adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of our Investment Adviser are located at 200 West Street, New York, New York 10282.

Administration Agreement

Pursuant to the Administration Agreement with State Street Bank and Trust Company, our administrator, our administrator is responsible for providing various accounting and administrative services to us.

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

Transfer Agent

Computershare Trust Company, N.A. serves as our transfer agent (the “Transfer Agent”), dividend agent and registrar.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”). We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any investment company, (2) invest more than 5% of the value of our total assets in the securities of one investment company or (3) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above is fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

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

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer that:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(c)	satisfies any of the following:

•

does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;

•	is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company that we control.

(3)

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

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)

Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Item 1. Business—Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 2 to 1 immediately after each such issuance. Decreasing the asset coverage ratio to allow us to incur more debt has been under recent congressional consideration. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also approved our Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The Codes of Ethics are also available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained after paying a duplicating fee by writing the SEC’s Public Reference Section, Washington, DC 20549-0102, or by electronic request to publicinfo@sec.gov.

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

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing its proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed, and the establishment of information barriers between our Investment Adviser and other Goldman Sachs’ businesses. Notwithstanding such proxy voting policies and procedures, actual proxy voting decision of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates, provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations. See “Item 1. Business—Proxy Voting Policies and Procedures.”

Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

Information regarding how we vote proxies relating to portfolio securities during the twelve-month period ended December 31, 2016 will be available on or through our website at https://www.GoldmanSachsBDC.com.

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

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by the GSAM Credit Alternatives Team.

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

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with Listing Requirements

Our common stock is listed on the NYSE under the symbol “GSBD.” As a listed company on the NYSE, we are subject to various listing standards including corporate governance listing standards. We believe we are in compliance with these rules.

Compliance with the JOBS Act

We currently are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act signed into law in April 2012 until the earliest of:

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

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

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV per share without first obtaining approval for such issuance from our stockholders and our Independent Directors. Volatile economic conditions may lead to strategic initiatives such as the recent increase in merger activity in the BDC space.

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

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

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

Although we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our RIC status and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities, payments with respect to loans of certain securities, or net income derived from an interest in a “qualified publicly traded partnership, or other income derived with respect to our business of investing in such stock or securities.”

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

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and investment committee team as GS PMMC and GS MMLC. Therefore, we expect these individuals may have obligations to investors in GS PMMC, GS MMLC and such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us, GS PMMC, GS MMLC and such other BDCs. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other funds managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in certain investments made by other Accounts. See “—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to promote the sale of our common stock or favor other Accounts.

Goldman Sachs and its personnel have interests in promoting sales of our common stock, and the compensation from such sales may be greater than the compensation relating to sales of interests in other Accounts (including business development companies (including GS PMMC and GS MMLC) and other investment funds managed by our Investment Adviser). Therefore, Goldman Sachs and its personnel may have a financial interest in promoting our common stock over interests in other Accounts. The term “Goldman Sachs” refers to Group Inc., together with Goldman, Sachs & Co., GSAM and its other subsidiaries.

Our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS PMMC and GS MMLC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS PMMC and GS MMLC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, our Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an Investment Adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

Beginning in August 2011, S&P lowered its long-term sovereign credit rating for the United States and certain European countries, which negatively impacted global markets and economic conditions. The financial markets continue to reflect concern and a loss of investor confidence globally about the ability of certain countries to finance their deficits and service growing debt burdens amid difficult economic conditions. The potential for insolvency has led to financial rescue measures for Greece, Portugal and Ireland by Euro-zone countries, the European Central Bank and the International Monetary Fund. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political and economic discord within and among Euro-zone countries. The interdependencies among European economies and financial institutions (in particular the European Central Bank, which has played a growing role during the crisis) have also exacerbated concern regarding the stability of European financial markets generally and certain institutions in particular.

Recent U.S. “fiscal cliff” and budget deficit concerns and difficulties in approving annual budgets and increases in the federal debt ceiling, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. In December 2016, the Federal Reserve raised its federal funds target rate. If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the Federal Reserve could revise the target federal funds rate. Any change in the federal funds target rate could have an adverse impact on our ability to borrow money on terms we determine to be commercially acceptable or at all, or impact returns on our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. The impact of the downgrades of the sovereign credit ratings of the United States and certain European countries, any further downgrades of such sovereign credit ratings or the economic crisis in Europe on the U.S. and global financial markets and economic conditions is unpredictable and could have a material adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our Investment Adviser’s Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS PMMC, GS MMLC and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise additional capital.

We will need to periodically access the capital markets to raise cash to fund new investments. If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code beginning with our taxable year ended December 31, 2013. To maintain our status as a RIC, among other requirements, we are required to distribute to our stockholders on a timely basis an amount equal to at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 2 to 1 immediately after such borrowing or issuance (except in connection with certain trading practices or investments). Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. A recent legislative proposal, if passed, would modify the relevant section of the Investment Company Act and, subject to stockholder approval, increase the amount of debt that we may incur. As a result, we may be able to incur additional leverage in the future, and the risks associated with an investment in us may increase.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, leverage will increase the Management Fee payable to our Investment Adviser, which is based on our gross assets, including those assets acquired through the use of leverage but excluding cash and cash equivalents. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any small business investment company (“SBIC”) subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration (the “SBA”) for approval to form a SBIC and have not yet applied for exemptive relief from the SEC and we can offer no assurances as to whether or when we will be able to form a SBIC subsidiary or obtain such exemptive relief.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder (1)	(19.97)%	(10.99)%	(2.00)%	6.98%	15.97%

(1)

Assumes (i) $1,195.13 million in total assets including debt issuance costs as of December 31, 2016, (ii) $502.75 million in outstanding indebtedness as of December 31, 2016, (iii) $665.14 million in net assets as of December 31, 2016 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2016, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.65%.

Based on our outstanding indebtedness of $502.75 million as of December 31, 2016 and an annualized average interest rate on our indebtedness as of December 31, 2016, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.65%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.14% to cover annual interest payments on the outstanding debt.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS PMMC and GS MMLC, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount (“OID”), payment-in-kind (“PIK”) interest and zero coupon securities).

We incur significant costs as a result of being a public company.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We are implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant additional annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act and, under the JOBS Act, beginning with the first fiscal year in which we no longer qualify as an emerging growth company, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Goldman Sachs purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of its customers, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Our ability to enter into transactions with our affiliates is restricted.”

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS PMMC and GS MMLC), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

In addition, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or such other investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

Goldman Sachs has influence, and may continue to exert influence, over our management and affairs and over most votes requiring stockholder approval.

Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2016, Group Inc. owned approximately 17.85% of our outstanding common stock. Goldman, Sachs & Co., a wholly owned subsidiary of Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but Goldman, Sachs & Co. will limit its collective ownership with Group Inc. to 19.9% of our outstanding common stock. Therefore, Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and market price of our securities. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have recently been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which impacts many aspects of the financial services industry. Some of the provisions of the Dodd-Frank Act have been implemented, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the market price of our securities may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Management Agreement, our Investment Adviser and its directors, members, stockholders, partners, officers, employees or controlling persons will not be liable to us for its acts under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of its reckless disregard of its obligations and duties under the Investment Management Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

Our ability to enter into transactions with our affiliates is restricted.

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC and GS MMLC.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold Investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Goldman Sachs is a BHC under the BHCA and therefore subject to supervision and regulation by the Federal Reserve. In addition, Goldman Sachs is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Goldman Sachs may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Goldman Sachs and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Goldman Sachs and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Goldman Sachs and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

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

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the CFTC staff no action letter (the “BDC CFTC No-Action Letter”) imposes strict limitations on engaging in such transactions other than for hedging purposes, whereby the use of transactions not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such transactions does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into such transactions to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.

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

Our Investment Adviser may in the future recommend to the Board of Directors that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Investment Adviser (including another BDC). We do not expect that our Investment Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include historical and projected financial performance of us and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Investment Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Investment Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Investment Adviser as a result of managing a single, larger fund instead of two separate funds.

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

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.

Risks Relating to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We invest primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “junk bonds,” “high yield bonds” or “leveraged loans.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

Many of our portfolio securities do not have a readily available market price and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors. Valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser also prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2016, Software and Internet Software & Services represented 9.8% and 8.3%, respectively, of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Our Investment Adviser, on our behalf, may periodically invest in loans related to real estate and real estate-related assets, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond the control of our Investment Adviser and us.

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

We may elect not to make follow-on investments or may lack sufficient funds to make those investments.

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

Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by our Board of Directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last out piece of a unitranche loan.

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

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the Investment Company Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates.”

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

Risks Relating to Our Securities

Investing in our securities involves an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our securities may not be suitable for someone with lower risk tolerance.

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	the inclusion or exclusion of our securities from certain indices;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	any loss of RIC or BDC status;

•	changes in earnings or perceived changes or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the inability of our Investment Adviser to employ additional experienced investment professionals or the departure of any of our Investment Adviser’s key personnel;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding European sovereign debt;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) into common stock) or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 17.85% of our common stock as of December 31, 2016, Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

Our stockholders may experience dilution upon the conversion of our Convertible Notes.

Our Convertible Notes are convertible into shares of our common stock beginning on October 1, 2021 or, under certain circumstances, earlier. Upon conversion of the Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The initial conversion price of the Convertible Notes is $24.49, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our NAV per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

We have adopted a dividend reinvestment plan pursuant to which we reinvest all cash distributions declared by the Board of Directors on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Board of Directors declares a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” and “Item 1. Business—Dividend Reinvestment Plan” for a description of our distribution policy and obligations.

If, on the payment date for any distribution, the most recently computed NAV per share is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant’s account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share provided that, if the NAV is less than or equal to 95% of the then current market price per share, the dollar amount of the distribution will be divided by 95% of the market price on the payment date. Accordingly, participants in the dividend reinvestment plan may receive a greater number shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time. See “Item 1. Business—Dividend Reinvestment Plan.”

Our stockholders that do not opt out of our dividend reinvestment plan should generally expect to have current tax liabilities without receiving cash to pay such liabilities.

Under our dividend reinvestment plan, if we declare a cash distribution, our stockholders who have not elected to “opt out” will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal, state and local tax consequences as stockholders who elect to receive their distributions in cash; however, since their distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes on such reinvested distributions. As a result, stockholders that have not opted out of our dividend reinvestment plan may have to use funds from other sources to pay any tax liabilities imposed upon them based on the value of the common stock received.

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

•	provide that our Board of Directors is classified, which may delay the ability of our stockholders to change the membership of a majority of our Board of Directors;

•	do not provide for cumulative voting;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provide that our directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors;

•	provide that stockholders may only take action at an annual or special meeting of stockholders, and may not act by written consent;

•	restrict stockholders’ ability to call special meetings;

•	require a supermajority vote of stockholders to effect certain amendments to our certificate of incorporation and bylaws; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

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

We may not be able to pay you distributions on our common stock or preferred stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

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

The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock will constitute capital gains to such stockholder.

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

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan, or possibly in other circumstances, or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

Our stockholders may receive shares of our common stock or preferred stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a dividend in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a dividend, it would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value, with a percentage cap on the portion of the total dividend to be issued in cash (such that, if the aggregate stockholder elections exceeded such percentage cap, each stockholder’s cash portion would be reduced pro rata). The number of shares of our stock declared would thus depend on the applicable percentage cap, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be taxed on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock or preferred stock. We currently do not intend to pay dividends in shares of our common stock or preferred stock, but there can be no assurance we will not do so in the future.

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

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

Purchases of our common stock pursuant to the Company’s 10b5-1 Plan (the “Company 10b5-1 Plan”) or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $25.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, until March 18, 2017. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under the Company 10b5-1 Plan or otherwise may result in dilution to our NAV per share.

We are authorized to repurchase shares of common stock when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), including under the Company 10b5-1 Plan. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases.

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the US as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, along with the general policies of the incoming Presidential administration, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

If our noteholders’ debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, the Revolving Credit Facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

Finally, if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

If you do not fully exercise your subscription rights in any rights offering of our common stock, your interest in us may be diluted and, if the subscription price is less than our NAV per share, you may experience an immediate dilution of the aggregate NAV of your shares.

In the event we issue subscription rights to acquire shares of our common stock, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of the rights offering, own a smaller proportional interest in us than would be the case if they fully exercised their rights.

In addition, if the subscription price is less than the NAV per share of our common stock, a stockholder who does not fully exercise its subscription rights may experience an immediate dilution of the aggregate NAV of its shares as a result of the offering.

We would not be able to state the amount of any such dilution prior to knowing the results of the offering. Such dilution could be substantial.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintain our principal executive office at 200 West Street, New York, New York 10282. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “GSBD”. Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV in the future. See “Item 1A. Risk Factors—Risks Relating to Our Securities.”

The following table sets forth, for each fiscal quarter since our IPO, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On February 27, 2017, the last reported closing sales price of our common stock on the NYSE was $24.57 per share, which represented a premium of approximately 34.2% to the NAV per share reported by us as of December 31, 2016.

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV (2)	Premium or Discount of Low Sales Price to NAV (2)	Declared Distribution(3)
		High	Low
Fiscal Year Ending December 31, 2016
Fourth Fiscal Quarter	$18.31	$23.65	$20.77	29.2%	13.4%	$0.45
Third Fiscal Quarter	$18.58	$22.26	$19.98	19.8%	7.5%	$0.45
Second Fiscal Quarter	$18.41	$20.02	$19.34	8.7%	5.1%	$0.45
First Fiscal Quarter	$18.67	$20.00	$17.41	7.1%	(6.7)%	$0.45

Fiscal Year Ended December 31, 2015
Fourth Fiscal Quarter	$18.97	$20.37	$18.40	7.4%	(3.0)%	$0.45
Third Fiscal Quarter	$19.38	$25.19	$17.91	30.0%	(7.6)%	$0.45
Second Fiscal Quarter	$19.46	$23.65	$20.33	21.5%	4.5%	$0.45
First Fiscal Quarter (from March 18, 2015 through March 31, 2015)	$19.43	$21.31	$20.05	9.7%	3.2%	$0.45

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less NAV divided by NAV as of the last day in the relevant quarter.
(3)	Represents the dividend or distribution declared in the relevant quarter.

Holders

As of February 27, 2017, there were approximately 2 holders of record of our common stock (including Cede & Co.).

Sales of Unregistered Securities

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of unsecured Convertible Notes. The sale of the Convertible Notes generated net proceeds of approximately $110.90 million. Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of approximately $3.45 million, were approximately $4.10 million.

We offered and sold the Convertible Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers in connection with the sale of the Convertible Notes.

Distributions

We intend to continue to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To maintain our RIC status, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. Stockholders should read carefully any written disclosure accompanying a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Distribution Policy” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risk Factors—Risks Relating to Our Portfolio Company Investments—Risks Relating to Our Securities—We may not be able to pay you distributions on our common stock or preferred stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.”

Unless our stockholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common stock under our dividend reinvestment plan. Distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions; however, investors participating in our dividend reinvestment plan will not receive any corresponding cash with which to pay any such applicable taxes. If you hold shares of our common stock through a broker or financial intermediary, you may elect to receive distributions in cash by notifying your broker or financial intermediary of your election to receive distributions in cash in lieu of shares of our common stock. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our assets on which the Management Fee and the Incentive Fee are determined and paid to the Investment Adviser. See “Item 1. Business—Dividend Reinvestment Plan.”

The following tables summarize distributions declared during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
Date Declared	Record Date	Payment Date	Distributions per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	0.45
August 2, 2016	September 30, 2016	October 17, 2016	0.45
November 1, 2016	December 31, 2016	January 17, 2017	0.45

Total Distributions Declared			$1.80

	Year Ended December 31, 2015
Date Declared	Record Date	Payment Date	Distributions per Share
February 25, 2015	March 31, 2015	April 30, 2015	$0.45
May 13, 2015	June 30, 2015	July 15, 2015	0.45
August 4, 2015	September 30, 2015	October 15, 2015	0.45
November 3, 2015	December 31, 2015	January 28, 2016	0.45

Total Distributions Declared			$1.80

The distributions declared during the years ended December 31, 2016 and 2015 were derived from net investment income and capital gains, determined on a tax basis. See “Item 1. Business—Dividend Reinvestment Plan” for a description of our distribution policy and obligations.

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 18, 2015 (the date our common stock commenced trading on the NYSE) to December 31, 2016 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 18, 2015, $100 was invested in our common stock, the Standard & Poor’s BDC Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014 and 2013 and as of and for the period from November 15, 2012 (commencement of operations) through December 31, 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the period from November 15, 2012 (commencement of operations) through December 31, 2012
Consolidated statements of operations data (in thousands):
Total investment income	$125,108	$118,436	$73,279	$22,835	$162
Net expenses	47,844	43,338	20,422	6,899	346

Net investment income (loss) before excise tax expense	77,264	75,098	52,857	15,936	(184)
Excise tax expense	1,037	518	119	–	–

Net investment income (loss) after excise tax expense	76,227	74,580	52,738	15,936	(184)
Net realized and unrealized gain (loss) on investments	(35,575)	(27,952)	(15,816)	3,118	1,046

Net increase in net assets resulting from operations before income tax expense	$40,652	$46,628	$36,922	$19,054	$862
Income tax expense	–	–	–	(1,070)	(351)

Net increase in net assets resulting from operations after income tax expense	$40,652	$46,628	$36,922	$17,984	$511

Per share data
Net Asset Value	$18.31	$18.97	$19.56	$20.00	$19.37
Net investment income (loss) (basic and diluted)	$2.10	$2.14	$1.77	$0.67	$(0.09)
Earnings (basic and diluted)	$1.12	$1.34	$1.24	$0.76	$0.26
Distributions declared	$1.80	$1.80	$1.69	$0.50	$–

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Consolidated statements of asset and liabilities data (at period end) (in thousands):
Total assets	$1,190,533	$1,132,759	$967,492	$630,222	$51,769
Total investments, at fair value	1,167,291	1,091,181	943,515	613,935	49,965
Total liabilities	525,396	444,109	392,910	22,437	346
Total debt, net	498,152	419,000	350,000	–	–
Total net assets	665,137	688,650	574,582	607,785	51,423

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2016, we originated more than $1.94 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves a joint venture with the Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, SPV I, primarily in senior secured loans to middle-market companies.

For a discussion of the competitive landscape we face, please see “Risk Factors—We operate in a highly competitive market for investment opportunities” and “Business—Competitive Advantages.”

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Management Agreement and Administration Agreement, including those relating to:

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

Leverage

The Revolving Credit Facility and the Convertible Notes allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2016 and December 31, 2015, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) of $0.00 million and $10.12 million, respectively) consisted of the following:

	As of
	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$436.90	$421.03	36.1%	$425.53	$420.10	38.9%
First Lien/Last-Out Unitranche	329.45	310.25	26.6	308.10	305.72	28.3
Second Lien/Senior Secured Debt	352.70	336.18	28.8	312.83	285.47	26.4
Unsecured Debt	3.12	3.12	0.3	–	–	–
Preferred Stock	11.12	11.83	1.0	25.62	24.87	2.3
Common Stock	11.63	6.49	0.5	4.45	–	–
Investment Funds & Vehicles	77.59	78.39	6.7	46.17	44.90	4.1

Total Investments	$1,222.51	$1,167.29	100.0%	$1,122.70	$1,081.06	100.0%

As of December 31, 2016 and December 31, 2015, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.6%	10.6%	11.2%
First Lien/Last-Out Unitranche(2)	11.3%	14.2%	10.9%	11.2%
Second Lien/Senior Secured Debt(2)	10.5%	11.0%	11.1%	13.0%
Unsecured Debt(2)	12.0%	12.0%	–%	–%
Preferred Stock(2)	0.5%	0.5%	9.8%	10.0%
Common Stock(2)	0.0%	0.0%	–%	–%
Investment Funds & Vehicles(3)	14.5%	14.5%	13.0%	13.0%
Total Portfolio(2)	10.6%	11.8%	10.9%	11.7%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)

Computed based on the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2016 and December 31, 2015:

	As of
	December 31, 2016	December 31, 2015
Number of portfolio companies(1)	40	39
Percentage of performing debt bearing a floating rate(2)	92.8%	87.0%
Percentage of performing debt bearing a fixed rate(2)(3)	7.2%	13.0%
Weighted average leverage (net debt/EBITDA)(4)	4.8x	4.3x
Weighted average interest coverage(4)	2.7x	3.1x
Median EBITDA(4)	$25.02 million	$28.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to the Senior Credit Fund, LLC Selected Financial Data.
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.

(4)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of our portfolio companies’ debt (net of cash), including all of our investment and the amount of debt senior to us, to our portfolio companies’ EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred stock investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans and preferred stock investments where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred stock investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans and preferred stock investments where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2016 and December 31, 2015:

	As of
	December 31, 2016		December 31, 2015
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$164.98	14.1%	$108.80	10.1%
Grade 2	817.88	70.1	797.09	73.7
Grade 3	167.60	14.4	175.17	16.2
Grade 4	16.83	1.4	–	–

Total Investments	$1,167.29	100.0%	$1,081.06	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2016 and December 31, 2015:

	As of
	December 31, 2016		December 31, 2015
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,176.24	96.2%	$1,122.70	100.0%
Non-accrual	46.27	3.8	–	–

Total Investments	$1,222.51	100.0%	$1,122.70	100.0%

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the years ended December 31, 2016, 2015 and 2014 by investment type:

	For the Years Ended December 31,
	2016	2015	2014
	($ in millions)
New investment commitments at cost:
Gross originations	$337.05	$335.25	$723.66
Less: Syndications(1)	20.00	–	–

Net amount of new investments committed at cost:	$317.05	$335.25	$723.66
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$107.25	$206.87	$284.17
First Lien/Last-Out Unitranche	8.65	29.69	254.07
Second Lien/Senior Secured Debt	157.83	67.52	155.63
Unsecured Debt	3.10	–	–
Preferred Stock	8.79	–	4.79
Common Stock	–	10.00	–
Investment Funds & Vehicles	31.43	21.17	25.00

Total	$317.05	$335.25	$723.66

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$49.76	$22.60	$192.97
First Lien/Last-Out Unitranche	35.12	8.60	1.66
Second Lien/Senior Secured Debt	92.79	89.07	66.47
Unsecured Debt	–	–	2.63
Preferred Stock	21.25	–	–
Common Stock	–	10.00	–
Investment Funds & Vehicles	–	–	–

Total	$198.92	$130.27	$263.73

Net increase (decrease) in portfolio	$118.13	$204.98	$459.93

Number of new investment commitments in new portfolio companies(3)	5	9	22
Total new investment commitment amount in new portfolio companies(3)	$223.89	$276.50	$625.61
Average new investment commitment amount in new portfolio companies(3)	$44.78	$30.72	$28.44
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(3)(4)	5.2	4.4	4.8
Number of new investment commitments in existing portfolio companies(3)	7	4	10
Total new investment commitment amount in existing portfolio companies(3)	$93.16	$58.75	$98.05
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(3)	100.0%	100.0%	88.9%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(3)(5)	–%	–%	11.1%
Weighted average stated interest rate of new investment commitments in new portfolio companies(3)	10.8%	9.2%	9.2%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(3)	9.2%	8.3%	8.0%
Weighted average stated interest rate on investments sold or paid down	10.0%	10.4%	8.7%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and OIDs.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Total investment income	$125.11	$118.44	$73.28
Net expenses	(47.85)	(43.34)	(20.42)

Net investment income (loss) before taxes	77.26	75.10	52.86
Excise tax expense	(1.04)	(0.52)	(0.12)

Net investment income (loss) after taxes	76.22	74.58	52.74
Net realized gain (loss) on investments	(21.99)	(0.07)	(1.19)
Net unrealized appreciation (depreciation) on investments	(13.58)	(27.88)	(14.63)

Net increase in net assets resulting from operations	$40.65	$46.63	$36.92

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Interest	$112.10	$109.70	$69.46
Dividend income	8.73	6.47	3.19
Other income	4.28	2.27	0.63

Total investment income	$125.11	$118.44	$73.28

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $109.70 million for the year ended December 31, 2015 to $112.10 million for the year ended December 31, 2016, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio, partially offset by a decrease in non-recurring prepayment premiums. The amortized cost of the portfolio increased from $1,122.70 million as of December 31, 2015 to $1,222.51 million as of December 31, 2016. Included in interest for the years ended December 31, 2016 and 2015 is $0.70 million and $1.38 million, respectively, in prepayment premiums and $1.25 million and $1.23 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $69.46 million for the year ended December 31, 2014 to $109.70 million for the year ended December 31, 2015, primarily due to an increase in the size of our portfolio. The amortized cost of the portfolio increased from $927.70 million as of December 31, 2014 to $1,122.70 million as of December 31, 2015. Included in interest for the years ended December 31, 2015 and 2014 is $1.38 million and $0.84 million, respectively, in prepayment premiums and $1.23 million and $1.25 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $6.47 million for the year ended December 31, 2015 to $8.73 million for the year ended December 31, 2016 primarily as a result of increased distributions from the Senior Credit Fund during the year ended December 31, 2016. The dividend income from Senior Credit Fund increased from $3.99 million for the year ended December 31, 2015 to $6.58 million for the year ended December 31, 2016.

Dividend income increased from $3.19 million for the year ended December 31, 2014 to $6.47 million for the year ended December 31, 2015 primarily as a result of increased distributions from the Senior Credit Fund during the year ended December 31, 2015. The dividend income from Senior Credit Fund increased from $0.31 million for the year ended December 31, 2014 to $3.99 million for the year ended December 31, 2015. See “Senior Credit Fund, LLC” below for further detail.

Other income

Other income increased from $2.27 million for the year ended December 31, 2015 to $4.28 million for the year ended December 31, 2016 primarily as a result of excess loan origination fee income accrued from the Senior Credit Fund.

Other income increased from $0.63 million for the year ended December 31, 2014 to $2.27 million for the year ended December 31, 2015 primarily as a result of excess loan origination fee income accrued from the Senior Credit Fund during the year ended December 31, 2015. In addition, we earned higher commitment and administrative agent fees during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Expenses

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Interest and other debt expense	$14.30	$10.71	$4.68
Management fees	17.01	15.44	10.07
Incentive fees	10.42	11.79	1.50
Professional fees	2.56	2.75	2.01
Administration, custodian and transfer agent fees	0.87	0.97	0.85
Directors’ fees	1.01	0.62	0.40
Other expenses	1.68	1.06	0.91

Total Expenses	$47.85	$43.34	$20.42

Interest and other debt expense

Interest and other debt expense increased from $10.71 million for the year ended December 31, 2015 to $14.30 million for the year ended December 31, 2016 primarily due to an increase in the average aggregate daily borrowings from $358.44 million to $464.44 million. Included in interest and other debt expense for the year ended December 31, 2016 is $1.48 million in interest expense, accretion of original issue discount and amortization of debt issuance costs related to the Convertible Notes that were issued on October 3, 2016.

Interest and other debt expense increased from $4.68 million for the year ended December 31, 2014 to $10.71 million for the year ended December 31, 2015 primarily due to an increase in the average daily borrowings from $102.29 million to $358.44 million.

Management Fees and Incentive Fees

Management Fees increased from $15.44 million for the year ended December 31, 2015 to $17.01 million for the year ended December 31, 2016 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $11.79 million for the year ended December 31, 2015 to $10.42 million for the year ended December 31, 2016 as a result of a decrease in the cap on Incentive Fees for the period which is primarily due to an increase in net capital loss on portfolio companies.

Management Fees increased from $10.07 million for the year ended December 31, 2014 to $15.44 million for the year ended December 31, 2015 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $1.50 million for the year ended December 31, 2014 to $11.79 million for the year ended December 31, 2015.

Professional fees and other general and administrative expenses

Professional fees for the year ended December 31, 2015 remained relatively consistent as compared to the year ended December 31, 2016; and other general and administrative expenses increased from $2.65 million for the year ended December 31, 2015 to $3.56 million for the year ended December 31, 2016 due to an increase in costs associated with servicing a larger investment portfolio.

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

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Hunter Defense Technologies, Inc. (1)	$(22.12)	$—	$—
Prairie Provident Resources, Inc.	—	—	(2.48)
Other, net	0.13	(0.07)	1.29

Net realized gain (loss)	$(21.99)	$(0.07)	$(1.19)

(1)

Effective July 1, 2016, Hunter Defense Technologies, Inc. completed a restructuring whereby the second lien debt held by us was converted into non-interest bearing preferred and common equity. As a result, we realized a loss during the period.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Change in unrealized appreciation	$37.71	$9.63	$5.06
Change in unrealized depreciation	(51.29)	(37.51)	(19.69)

Net change in unrealized appreciation (depreciation) on investments	$(13.58)	$(27.88)	$(14.63)

The change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
Portfolio Company:	(in millions)
Artesyn Embedded Technologies, Inc.	(0.38)	(0.30)	(2.10)
ASC Acquisition Holdings, LLC	0.82	—	—
Avenue Stores, LLC	(0.44)	0.93	(0.03)
Bolttech Mannings, Inc.	(14.43)	(0.95)	(0.50)
CB-HDT Holdings, Inc.	2.82	—	—
Data Driven Delivery Systems, LLC	(0.29)	2.30	—
Dispensing Dynamics International	0.54	(1.28)	(0.82)
Fairpoint Communications, Inc.	—	—	(1.01)
Global Tel*Link Corporation	10.26	(10.58)	0.95
Heligear Acquisition Co.	(0.72)	1.35	(0.03)
Highwinds Capital, Inc.	0.43	(0.14)	0.81
Hunter Defense Technologies, Inc.	0.55	(1.17)	0.63
Hutchinson Technology, Inc.	(1.28)	0.51	0.49
Infinity Sales Group	(1.14)	1.73	(2.36)
Iracore International Holdings, Inc.	(9.30)	0.41	(6.02)
Legacy Buyer Corp.	(0.79)	0.15	(0.02)
NTS Communications, Inc.	0.03	(1.40)	(0.05)
Orchard Brands Corporation	—	(0.86)	0.86
P2 Upstream Acquisition Co.	0.86	(1.26)	(0.71)
Perfect Commerce, LLC	0.68	0.18	—
Prairie Provident Resources, Inc.	(1.87)	(2.53)	(0.20)
Pro-Pet, LLC	(0.69)	(1.02)	(0.01)
Reddy Ice Corporation	2.72	(1.53)	(2.59)
Securus Technologies Holdings, Inc.	8.57	(8.96)	(0.13)
Senior Credit Fund, LLC	2.07	(0.90)	(0.37)
Vexos, Inc.	(1.18)	(0.02)	(0.06)
Washington Inventory Service	(11.14)	(3.16)	(0.72)
Other, net(1)	(0.28)	0.62	(0.64)

Total	$(13.58)	$(27.88)	$(14.63)

(1)

For the years ended December 31, 2016, 2015 and 2014 other, net includes gross unrealized appreciation of $7.36 million, $2.07 million and $1.32 million, respectively, and gross unrealized depreciation of $(7.64) million, $(1.45) million and $(1.96) million, respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We co-invest with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, SPV I, primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

Selected Financial Data

As of December 31, 2016 and December 31, 2015, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	December 31, 2016		December 31, 2015
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	($ in millions)		($ in millions)
Company	$100.00	$77.59	$100.00	$46.17
Cal Regents	100.00	77.59	100.00	46.17

Total	$200.00	$155.18	$200.00	$92.34

As of December 31, 2016 and December 31, 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $479.53 million and $285.59 million, respectively. As of December 31, 2016 and 2015, the Senior Credit Fund had no investments on non-accrual status. As of December 31, 2016 and December 31, 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $1.94 million and $21.83 million, respectively. In addition, as of December 31, 2016, the Senior Credit Fund had three unfunded commitments totaling $6.30 million and no unfunded commitments as of December 31, 2015.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of December 31, 2016 and December 31, 2015:

As of
	December 31, 2016	December 31, 2015
Number of portfolio companies	37	22
Total senior secured debt(1)	$489.66 million	$291.51 million
Largest loan to a single borrower(1)	$24.62 million	$23.82 million
Weighted average current interest rate on senior secured debt(2)	6.6%	6.3%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	3.8x	3.5x
Weighted average interest coverage(4)	3.2x	3.7x
Median EBITDA(4)	$68.70 million	$71.89 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company of the Senior Credit Fund, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of the Senior Credit Fund’s portfolio companies’ debt (net of cash), including all of its investment and the amount of debt senior to it, to its portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of the Senior Credit Fund’s debt investments and income producing preferred stock investments, excluding collateral loans and preferred stock investments where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of the Senior Credit Fund’s portfolio companies reflects its performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred stock investments, excluding collateral loans and preferred stock investments where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt				(in millions)
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4.95	$4.86	$4.95
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8.73	8.64	8.64
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1.27	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11.25	11.14	11.14
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3.75	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16.77	16.60	16.35
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14.96	14.86	14.85
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17.40	17.26	17.31
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16.87	16.72	17.04
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.79	11.70	10.73
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7.15	7.12	7.08
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15.88	15.59	15.92
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9.95	9.85	10.02
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.64	17.56	17.46
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.89	8.85	8.51
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17.95	17.41	17.91
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4.96	4.91	5.04
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.81	15.70	15.75
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11.99	11.80	11.96
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24.62	24.34	24.43
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.93	9.68	9.88
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.85	15.71	15.77
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6.65	6.60	6.66
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1.33	–	0.01
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18.94	18.88	19.00
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3.98	3.97	3.99
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13.58	13.51	13.55
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18.00	17.82	17.82
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.92	15.47	15.76
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7.47	7.37	7.55
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10.50	10.40	10.40
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.87	16.72	16.70
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.59	9.48	9.45
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13.93	13.86	13.86
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11.21	11.11	11.10
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13.86	13.76	13.72
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13.00	12.87	12.87
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.81	10.61	10.87
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11.90	11.88	11.96

Total 1st Lien/Senior Secured Debt					454.61	456.01

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9.76	9.68	9.66

Total 1st Lien/First-Out Unitranche					9.68	9.66

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.86	7.86
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.90	6.00

Total 2nd Lien/Senior Secured Debt					13.76	13.86

Total Corporate Debt					$478.05	$479.53

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(3)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5.00	$4.90	$4.90
Aperture Group, LLC(++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17.86	17.66	17.62
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14.93	14.78	14.63
Cengage Learning Acquisitions, Inc.(+)(1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15.00	14.74	14.59
ConvergeOne Holdings Corporation(++)(2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14.82	14.75	14.63
Crowne Group, LLC(++)(2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14.81	14.69	14.29
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.91	11.80	11.82
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7.56	7.53	7.52
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14.93	14.78	14.78
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14.93	14.86	14.60
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.82	17.72	17.46
HC Group Holdings III, Inc.(++)	Healthcare Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.98	8.94	8.91
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15.00	14.41	14.68
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14.96	14.89	14.59
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12.16	11.94	11.32
Liquidnet Holdings, Inc.(++)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22.48	22.13	21.69
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12.50	12.38	12.38
PGX Holdings, Inc.(+++)(2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14.26	14.16	14.11
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4.96	4.94	4.89
SkinnyPop Popcorn LLC(++)(2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14.25	14.15	14.22
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.92	10.70	10.70
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5.47	5.45	5.44

Total 1st Lien/Senior Secured Debt					282.30	279.77
2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.89	5.82

Total 2nd Lien/Senior Secured Debt					5.89	5.82

Total Corporate Debt					$288.19	$285.59

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of December 31, 2016 and December 31, 2015:

	As of
	December 31, 2016	December 31, 2015
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$481.47	$307.42
Cash and other assets	10.93	7.58

Total assets	$492.40	$315.00

Debt(1)	$300.57	$184.98
Other liabilities	35.04	40.22

Total liabilities	$335.61	$225.20

Members’ equity	$156.79	$89.80

Total liabilities and members’ equity	$492.40	$315.00

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of December 31, 2016 and December 31, 2015, which were in the amount of $2.68 million and $0.57 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the years ended December 31, 2016, 2015 and the period ended December 31, 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	For the period October 1, 2014 (commencement of operations) through Year End December 31, 2014
	(in millions)
Selected Statement of Operations Information:
Total investment income	$25.53	$14.68	$1.70
Expenses
Interest and other debt expense	9.10	5.28	0.57
Excess loan origination and structuring fees	2.31	0.75	–
Organization expense	–	–	0.23
Professional fees	0.43	0.32	0.20
Administration and custodian fees	0.35	0.30	0.07
Other expenses	0.10	0.04	0.03

Total expenses	12.29	6.69	1.10

Net investment income (loss)	13.24	7.99	0.60
Net realized gain (loss) on investments	(0.02)	0.05	–
Net change in unrealized appreciation (depreciation) on investments	4.07	(1.87)	(0.73)

Net increase (decrease) in members’ equity	$17.29	$6.17	$(0.13)

Debt

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. As of December 31, 2016, 2015 and the period ended December 31, 2014, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $0, $45.70 million and $50.00 million, respectively. The summary information of the Subscription Facility for the years ended December 31, 2016, 2015 and the period ended December 31, 2014 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 3, 2014 (commencement of Subscription Facility) through December 31, 2014
		(in millions)
Borrowing interest expense	$0.50	$1.05	$0.24
Facility fees	0.04	–	–
Amortization of financing costs	0.09	0.31	0.09

Total	$0.63	$1.36	$0.33

Weighted average interest rate	2.47%	2.12%	2.04%
Average outstanding balance	$20.12	$49.73	$47.78

SPV I has entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, as of December 19, 2016, consisted of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $97.50 million on a committed basis as of December 31, 2016, and was subsequently increased to $120.00 million in January 2017. As of December 31, 2016, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan.

As of December 31, 2016, 2015 and 2014, the SPV I’s outstanding borrowings under the Asset Based Facility were $303.25 million, $139.85 million and $17.00 million, respectively. The summary information of the Asset Based Facility for the years ended December 31, 2016, 2015 and the period ended December 31, 2014 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from November 19, 2014 (commencement of Asset Based Facility) through December 31, 2014
		(in millions)
Borrowing interest expense	$7.04	$2.59	$0.03
Facility fees	0.73	0.92	0.17
Amortization of financing costs	0.69	0.41	0.04

Total	$8.46	$3.92	$0.24

Weighted average interest rate	3.24%	2.76%	2.18%
Average outstanding balance	$217.19	$93.71	$11.86

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2016 and December 31, 2015, our asset coverage ratio was 2.32 to 1 and 2.64 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of December 31, 2016, we had cash of approximately $4.57 million, a decrease of $18.14 million from December 31, 2015. Cash used by operating activities for the year ended December 31, 2016 was approximately $31.35 million, primarily driven by purchases of investments of $310.17 million, partially offset by an increase in net assets resulting from operations of $40.65 million, proceeds from sales and principal repayments of $195.36 million, net purchase of investments in the affiliated money market fund of $10.12 million and proceeds from other operating activities of $32.69 million. Cash provided by financing activities for the year ended December 31, 2016 was approximately $13.21 million, primarily driven by proceeds from the borrowings on debt of $387.00 million, partially offset by repayments on debt of $303.25 million, distributions paid of $64.87 million, and other financing activities of $5.67 million.

As of December 31, 2015, we had cash of approximately $22.71 million, an increase of $14.10 million from December 31, 2014. In addition, as of December 31, 2015, we had an investment in a money market fund managed by an affiliate of Group Inc. of $10.12 million, a decrease of $19.45 million from December 31, 2014. Cash used by operating activities for the year ended December 31, 2015 was approximately $121.41 million, primarily driven by purchases of investments of $320.74 million, partially offset by an increase in net assets resulting from operations of $46.63 million, proceeds from sales and principal repayments of $131.09 million, proceeds from the net sale of investments in the affiliated money market fund of $19.45 million and other operating activities of $2.16 million. Cash provided by financing activities was approximately $135.51 million, which was the result of proceeds from the issuance of common stock (net of underwriting costs) of $135.11 million and borrowings on debt of $288.00 million, partially offset by repayments on debt of $219.00 million, distributions paid of $63.57 million, and other financing activities of $5.03 million.

We may raise capital by securitizing certain of our investments, including through the formation of one or more CLOs or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary.

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

There were no sales of our common stock during the year ended December 31, 2016 and December 31, 2014.

10b5-1 Plan

Goldman, Sachs & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, which provided for the purchase by Goldman, Sachs & Co. in the open market of up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required Goldman, Sachs & Co. to purchase shares of our common stock when the market price per share was below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). The purchase of shares by Goldman, Sachs & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law. Under the GS 10b5-1 Plan, Goldman, Sachs & Co. increased the volume of purchases made anytime the market price per share of our common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by Goldman, Sachs & Co. under the GS 10b5-1 Plan may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, Goldman, Sachs & Co. purchased 432,638 shares of our common stock pursuant to the GS 10b5-1 Plan.

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

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the year ended December 31, 2016, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares
November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555
May 3, 2016	June 30, 2016	July 15, 2016	8,937
August 2, 2016	September 30, 2016	October 17, 2016	10,288

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2015 to stockholders who had not opted out of the dividend reinvestment plan.

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

The following table shows our contractual obligations as of December 31, 2016:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$387.75	$–	$–	$387.75	$–
Convertible Notes	$115.00	$–	$–	$–	$115.00

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

On November 3, 2015, we amended the Revolving Credit Facility to, among other things:

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

On December 16, 2016, we further amended the Revolving Credit Facility to, among other things:

•	increase aggregate borrowing amount to $605.00 million on a committed basis; and
•	extend the final maturity date to December 16, 2021.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either LIBOR plus an applicable margin or applicable margin plus the higher of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on December 16, 2021.

The Revolving Credit Facility may be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the entire portfolio of investments and cash held by us and each Guarantor, if any. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $458.21 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of December 31, 2016, we were in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

Convertible Notes

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of unsecured Convertible Notes, which includes $15.00 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, based on an initial conversion rate of 40.8397 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of our common stock on September 27, 2016. We will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110.90 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2016, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options.” Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay the excess amount in cash or shares of our common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. We have determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC 815, “Derivatives and Hedging.” At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

The OID equals to the equity component of the Convertible Notes was recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. We record interest expense comprised of both stated interest and amortization of the OID. At the time of issuance, the equity component of the Convertible Notes was $0.74 million. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the values at the time of issuance and accounted for as debt issuance costs and equity issuance costs, respectively.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of December 31, 2016, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016, we reasonably believed that our liquid assets would provide adequate financial resources to satisfy all of our unfunded commitments. As of December 31, 2016 and 2015, our unfunded commitments to provide funds to portfolio companies are as follows:

	As of
	December 31, 2016	December 31, 2015
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$6.80	$2.50
First Lien/Last-Out Unitranche	–	3.51

Total	$6.80	$6.01

RECENT DEVELOPMENTS

In January 2017, we and Cal Regents each contributed $3.90 million to the Senior Credit Fund, a controlled affiliated investment.

On February 22, 2017, our Board of Directors declared a quarterly distribution of $0.45 per share payable on or about April 17, 2017 to holders of record as of March 31, 2017.

In February 2017, our Board of Directors renewed our stock repurchase plan to extend the expiration from March 18, 2017 to March 18, 2018. Under the stock repurchase plan, we may repurchase up to $25.00 million of our common stock if the market price for the common stock is below our most recently announced net asset value per share, subject to certain limitations. The stock repurchase plan authorized us to enter into a plan that provides that purchases will be conducted on the open market on a programmatic basis or to repurchase in privately negotiated transactions in accordance with Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We have adopted this standard effective January 1, 2016.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of ASC 820. Our valuation procedures are described in more detail below.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016, we had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2015, we had no investments on non-accrual status.

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

As of December 31, 2016 and 2015, on a fair value basis, approximately 7.2% and 13.0% , respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 92.8% and 87.0%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes (which were issued in October 2016) bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2016 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2016 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$25.39	$(10.86)	$14.53
Up 200 basis points	16.54	(7.24)	9.30
Up 100 basis points	7.69	(3.62)	4.07
Up 75 basis points	5.47	(2.71)	2.76
Up 50 basis points	3.26	(1.81)	1.45
Up 25 basis points	1.18	(0.90)	0.28
Down 25 basis points	(0.13)	0.90	0.77
Down 50 basis points	(0.20)	1.81	1.61
Down 75 basis points	(0.24)	2.71	2.47
Down 100 basis points	(0.29)	2.79	2.50
Down 200 basis points	(0.43)	2.79	2.36
Down 300 basis points	(0.43)	2.79	2.36

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Goldman Sachs BDC, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Goldman Sachs BDC, Inc. and its subsidiary (the “Company”) as of December 31, 2016 and 2015, and the results of their operations, the changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits, which included confirmation of investments as of December 31, 2016 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where investments purchased had not been received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2017

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,055,203 and $1,067,299, respectively)	$1,004,793	$1,032,119
Non-controlled affiliated investments (cost of $89,715 and $9,237, respectively)	84,103	4,048
Controlled affiliated investments (cost of $77,592 and $46,167, respectively)	78,394	44,897
Investments in affiliated money market fund (cost of $1 and $10,117, respectively)	1	10,117

Total investments, at fair value (cost of $1,222,511 and $1,132,820, respectively)	1,167,291	1,091,181
Cash	4,565	22,710
Receivable for investments sold	–	313
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,841	10,399
Dividend receivable from controlled affiliated investments	1,925	1,350
Other income receivable from controlled affiliated investments	2,212	681
Deferred financing costs	6,018	5,775
Deferred offering costs	605	–
Other assets	76	350

Total assets	$1,190,533	$1,132,759

Liabilities
Debt (net of debt issuance costs of $4,598 and $0, respectively)	$498,152	$419,000
Interest and other debt expenses payable	1,569	432
Management fees payable	4,406	4,238
Incentive fees payable	1,474	360
Distribution payable	16,349	16,338
Accrued offering costs	518	40
Directors’ fees payable	8	–
Accrued expenses and other liabilities	2,920	3,701

Total liabilities	$525,396	$444,109

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,331,662 and 36,306,882 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	36	36
Paid-in capital in excess of par	719,847	719,690
Accumulated net realized gain (loss)	(23,729)	(2,367)
Accumulated undistributed net investment income	25,624	14,351
Net unrealized appreciation (depreciation) on investments	(55,220)	(41,639)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$665,137	$688,650

TOTAL LIABILITIES AND NET ASSETS	$1,190,533	$1,132,759

Net asset value per share	$18.31	$18.97

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$109,568	$109,700	$69,454
Dividend income	2,107	2,476	2,881
Other income	2,058	1,584	632

Total investment income from non-controlled/non-affiliated investments	113,733	113,760	72,967
From non-controlled affiliated investments:
Interest income	2,529	–	–
Dividend income	46	3	3
Other income	13	–	–

Total investment income from non-controlled affiliated investments	2,588	3	3
From controlled affiliated investments:
Dividend income	6,575	3,992	309
Other income	2,212	681	–

Total investment income from controlled affiliated investments	8,787	4,673	309

Total investment income	$125,108	$118,436	$73,279

Expenses:
Interest and other debt expenses	$14,299	$10,705	$4,683
Management fees	17,012	15,436	10,069
Incentive fees	10,422	11,786	1,495
Professional fees	2,563	2,752	2,007
Administration, custodian and transfer agent fees	865	974	856
Directors’ fees	1,012	623	399
Other expenses	1,671	1,062	913

Total expenses	$47,844	$43,338	$20,422

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$77,264	$75,098	$52,857

Excise tax expense	$1,037	$518	$119

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$76,227	$74,580	$52,738

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(21,994)	$(67)	$(1,191)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(21,154)	(24,458)	(11,593)
Non-controlled affiliated investments	5,501	(2,530)	(2,659)
Controlled affiliated investments	2,072	(897)	(373)

Net realized and unrealized gains (losses)	$(35,575)	$(27,952)	$(15,816)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$40,652	$46,628	$36,922

Net investment income (loss) per share (basic and diluted)	$2.10	$2.14	$1.77
Earnings per share (basic and diluted)	$1.12	$1.34	$1.24
Weighted average shares outstanding	36,317,131	34,782,967	29,737,113

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$76,227	$74,580	$52,738
Net realized gain (loss) on investments	(21,994)	(67)	(1,191)
Net change in unrealized appreciation (depreciation) on investments	(13,581)	(27,885)	(14,625)

Net increase (decrease) in net assets resulting from operations	$40,652	$46,628	$36,922

Distributions to stockholders from:
Net investment income	$(65,373)	$(63,624)	$(47,712)
Net realized gain	–	(1,297)	(2,268)

Total distributions to stockholders	$(65,373)	$(64,921)	$(49,980)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (0, 6,900,000 and 0 shares, respectively)	$–	$131,839	$–
Equity component of convertible notes	717	–	–
Reinvestment of stockholder distributions (24,780 and 25,755 and 0 shares, respectively)	491	522	–
Repurchase of common stock (0, 0 and 1,008,987 shares, respectively)	–	–	(20,145)

Net increase (decrease) in net assets resulting from capital transactions	$1,208	$132,361	$(20,145)

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(23,513)	$114,068	$(33,203)

Net assets at beginning of period	$688,650	$574,582	$607,785

Net assets at end of period	$665,137	$688,650	$574,582

Accumulated undistributed net investment income (loss)	$25,624	$14,351	$4,058

Distribution declared per share	$1.80	$1.80	$1.69

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$40,652	$46,628	$36,922
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(310,173)	(320,740)	(697,039)
Payment-in-kind interest	(2,045)	(411)	(412)
Investments in affiliated money market fund, net	10,116	19,451	90,950
Proceeds from sales of investments and principal repayments	195,363	131,090	263,738
Net realized (gain) loss on investments	21,994	67	1,191
Net change in unrealized (appreciation) depreciation on investments	13,581	27,885	14,625
Amortization of premium and accretion of discount, net	(4,946)	(5,008)	(2,633)
Amortization of deferred financing and debt issuance costs	1,399	1,170	1,013
Amortization of original issue discount on convertible notes	30	–	–
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,983	(2,739)	(5,368)
(Increase) decrease in deferred financing and debt issuance costs	–	–	24
(Increase) decrease in receivable for investments sold	313	(313)	–
(Increase) decrease in other income receivable	(1,531)	(681)	–
(Increase) decrease in receivable from Investment Adviser	–	–	780
(Increase) decrease in other assets	274	(350)	–
Increase (decrease) in interest and other debt expenses payable	1,130	(86)	110
Increase (decrease) in management fees payable	168	912	666
Increase (decrease) in incentive fees payable	1,114	360	–
Increase (decrease) in payable for investments purchased	–	(19,700)	14,774
Increase (decrease) in accrued organization costs	–	–	(497)
Increase (decrease) in directors’ fees payable	8	(115)	1
Increase (decrease) in accrued expenses and other liabilities	(781)	1,171	1,633

Net cash provided by (used for) operating activities	$(31,351)	$(121,409)	$(279,522)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$–	$135,111	$–
Offering costs paid	(127)	(2,322)	(1,040)
Repurchase of common stock	–	(732)	(24,407)
Distributions paid	(64,871)	(63,567)	(41,543)
Deferred financing and debt issuance costs paid	(5,546)	(1,980)	(2,290)
Borrowings on debt	387,000	288,000	450,000
Repayments of debt	(303,250)	(219,000)	(100,000)

Net cash provided by (used for) financing activities	$13,206	$135,510	$280,720

Net increase (decrease) in cash	(18,145)	14,101	1,198
Cash, beginning of period	22,710	8,609	7,411

Cash, end of period	$4,565	$22,710	$8,609

Supplemental and non-cash financing activities
Interest expense paid	$11,174	$8,829	$2,118
Accrued but unpaid excise tax expense	$1,031	$512	$119
Accrued but unpaid deferred financing and debt issuance costs	$60	$54	$63
Accrued but unpaid offering costs	$518	$40	$474
Accrued but unpaid distributions	$16,349	$16,338	$15,506
Accrued but unpaid common stock repurchase	$–	$–	$732
Reinvestment of stockholder distributions	$491	$522	$–

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2016

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 175.50%#
Corporate Debt (1) – 160.95%
1st Lien/Senior Secured Debt – 63.30%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$18,325
Data Driven Delivery Systems, LLC(++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/30/2019	69,619	67,609	69,619
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,359	23,520
Elemica, Inc.(+)	Software	L + 8.00% (1.00% Floor)	07/07/2021	42,288	41,308	41,336
Elemica, Inc.(3) (4)	Software	L + 8.00% (1.00% Floor)	07/07/2021	6,000	(139)	(135)
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,289	17,894
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	30,803	30,518	28,724
Iracore International Holdings, Inc.(2) (5) (6)	Energy Equipment & Services	9.50%	06/01/2018	24,250	21,321	6,911
Kawa Solar Holdings Limited^ (7)	Construction & Engineering	F + 8.20% and 3.50% PIK	07/02/2018	12,767	12,727	12,767
Kawa Solar Holdings Limited^ (++) (7)	Construction & Engineering	L + 8.20%	07/02/2018	2,400	2,392	2,400
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	27,470	27,120	26,508
Legacy Buyer Corp.(++) (3)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	1,668	1,612
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	36,696	36,153	36,420
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	37,418	36,740	37,605
The Merit Distribution Group, LLC(++)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	30,000	29,329	29,775
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,574	30,069	30,574
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	38,922	38,433	37,171

Total 1st Lien/Senior Secured Debt					436,896	421,026
1st Lien/Last-Out Unitranche (8) – 46.64%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	58,136	57,324	57,700
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,546	30,000
Bolttech Mannings, Inc.(++)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	35,967	20,081
Integrated Practice Solutions, Inc.(++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	25,781	25,240	25,781
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,024	9,936
NTS Communications, Inc.^ (++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor) PIK	06/06/2019	52,776	48,725	47,498
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,104	29,388
The Service Companies Inc.(+)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	46,580	46,087	45,881
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,438	43,989

Total 1st Lien/Last-Out Unitranche					329,455	310,254
2nd Lien/Senior Secured Debt – 50.54%
ASC Acquisition Holdings, LLC(++)	Distributors	L + 13.00% (1.00% Floor)	12/15/2022	30,000	29,181	30,000
DiscoverOrg, LLC(++)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,798	38,809
DiversiTech Corporation(++)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	51,350	50,331	50,708
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,656	27,125
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,591	59,641
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	12,189	12,200
IHS Intermediate Inc.(++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,830	9,500
MedPlast Holdings, Inc.	Health Care Equipment & Supplies	P + 7.75% (2.00% Floor)	06/06/2023	25,000	24,380	24,375
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,808	19,850
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,933	9,075

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2016 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	$13,500	$13,168	$11,610
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,853	19,350
SW Holdings, LLC(++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,029	14,015
Washington Inventory Service(5) (6)	Professional Services	P + 8.00%	06/20/2019	24,800	24,949	9,920

Total 2nd Lien/Senior Secured Debt					352,696	336,178
Unsecured Debt – 0.47%
CB-HDT Holdings, Inc.^	Aerospace & Defense	12.00% PIK	12/15/2019	3,115	3,115	3,115

Total Unsecured Debt					3,115	3,115

Total Corporate Debt					1,122,162	1,070,573

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Preferred Stock(1) – 1.78%
CB-HDT Holdings, Inc.^ (5)	Aerospace & Defense		1,108,333	$10,186	$11,083
Kawa Solar Holdings Limited^ (7)	Construction & Engineering	8.00% PIK	50,000	750	750
NTS Communications, Inc.^ (5)	Diversified Telecommunication Services		263	187	—

Total Preferred Stock				11,123	11,833

Common Stock(1) – 0.98%
CB-HDT Holdings, Inc.^ (5)	Aerospace & Defense		453,383	2,393	4,312
Kawa Solar Holdings Limited^ (5) (7)	Construction & Engineering		1,399,556	—	—
NTS Communications, Inc.^ (5)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^ (5) (7)	Oil, Gas & Consumable Fuels		3,579,989	9,237	2,178

Total Common Stock				11,633	6,490

Portfolio Company	LLC Interest	Cost	Fair Value
Investment Funds & Vehicles(1) – 11.79%
Senior Credit Fund, LLC^^ (7)	$77,592	$77,592	$78,394

Total Investment Funds & Vehicles		77,592	78,394

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund(1) – 0.00%#
Goldman Sachs Financial Square Government Fund	0.45%(9)	1,179	$1	$1

Total Investments in Affiliated Money Market Fund			1	1

TOTAL INVESTMENTS – 175.50%			$1,222,511	$1,167,291

LIABILITIES IN EXCESS OF OTHER ASSETS – (75.50%)				$(502,154)

NET ASSETS – 100.00%				$665,137

#	Percentages are based on net assets.
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

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2016 was 1.32%.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2016 (continued)

(in thousands, except share and per share amounts)

(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of December 31, 2016, the aggregate fair value of these securities is $66,650 or 10.02% of the Company’s net assets.

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

(5)	Non-income producing security.
(6)	The investment is on non-accrual status as of December 31, 2016. See Note 2 “Significant Accounting Policies”.
(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(8)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(9)	The rate shown is the annualized seven-day yield as of December 31, 2016.

F – Federal Funds Rate (which as of December 31, 2016 was 0.55%)

L – LIBOR

P – U.S. Prime Rate (which as of December 31, 2016 was 3.75%)

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
Investment Funds & Vehicles(1) – 6.52%
Senior Credit Fund, LLC^^ (3)	$46,167	$46,167	$44,897

Total Investment Funds & Vehicles		46,167	44,897

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund(1) – 1.47%#
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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

The Company has formed a wholly owned subsidiary, which is structured as a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies.

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

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, “Financial Services – Investment Companies” (“ASC 946”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the years ended December 31, 2016, 2015 and 2014, the Company earned $704, $1,375 and $840 in prepayment premiums, respectively, and $1,252, $1,229 and $1,247 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of December 31, 2016, the Company had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1) at amortized cost and at fair value, respectively. As of December 31, 2015, the Company had no investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the board of directors (the “Board of Directors”).

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2016 and 2015, the Company held $4,565 and $22,710, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2016, 2015 and 2014, the Company accrued excise tax of $1,037, $518 and $119, respectively. As of December 31, 2016, $ 1,031 of accrued excise taxes remained payable.

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

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of the Revolving Credit Facility and debt offering of convertible notes (“Convertible Notes”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facility and Convertible Notes. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to the Convertible Notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

Deferred Offering Costs

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon each such offering.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard effective January 1, 2016.

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

For the years ended December 31, 2016, 2015 and 2014, Management Fees charged amounted to $17,012, $15,436 and $10,069, respectively. As of December 31, 2016, $4,406 remained payable.

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

For the years ended December 31, 2016 and 2015, the Company incurred Incentive Fees based on income of $10,422 and $11,786, respectively. As of December 31, 2016, $1,474 remained payable. For the years ended December 31, 2016 and 2015, the Company did not accrue any Incentive Fees based on capital gains.

Between April 1, 2013 and January 1, 2015, the Incentive Fee was calculated in two parts as follows:

Quarterly Incentive Fees Based on Income. The Company accrued monthly and paid the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) aggregate net investment income in respect of the relevant trailing four quarters (“Ordinary Income”) less the amount of any net realized and unrealized capital loss (“Adjusted Ordinary Income”) exceeded (B) the quarterly hurdle of 1.75% (7% annualized) of the Company’s NAV at the beginning of the trailing four quarters after making appropriate adjustments for subscriptions and distributions (“Adjusted NAV”). The trailing four quarter period was the Company’s current quarter and the three preceding quarters or the appropriate portion in the Company’s first and last year. The amount of the excess of (A) over (B) was referred to as the “Excess Income Amount”. Net investment income was net of all fees and expenses, including the Management Fee, but excluding any Incentive Fee expense.

The Incentive Fee for a quarter equaled 100% of the trailing four quarters’ Excess Income Amount until the Company’s Adjusted Ordinary Income exceeded an annualized hurdle rate of 8.75% of the Company’s Adjusted NAV. Thereafter, the Incentive Fee for the quarter equaled 20% of the trailing four quarters’ remaining Excess Income Amount. The Incentive Fee paid to the Investment Adviser for a quarter equaled the excess of the calculated Incentive Fee less the cumulative amount of such Incentive Fees paid in the preceding three quarters.

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

For the year ended December 31, 2014, the Company incurred Incentive Fees based on income of $1,495. For the year ended December 31, 2014, the Company did not accrue any Incentive Fees based on capital gains.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses for services provided by the Administrator and the Custodian of $842, $882 and $734, respectively. As of December 31, 2016, $144 remained payable.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, Goldman, Sachs & Co. was the Transfer Agent. For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses for services provided by the Transfer Agent of $23, $92 and $122. As of December 31, 2016, $1 remained payable.

Reimbursement from Investment Adviser

The Investment Adviser has reimbursed the Company for organization and private placement offering costs in excess of $1,250. For the year ended December 31, 2016 and 2015, the Company did not incur any organization or private placement offering costs. For the year ended December 31, 2014, the Company incurred and was reimbursed for $10 of private placement offering costs.

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

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the year ended December 31, 2016, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

At December 31, 2016 and 2015, Group Inc. owned 17.85% and 16.67%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the year ended December 31, 2016, were as follows:

	Fair Value as of December 31, 2015	Gross Additions(4)	Gross Reductions(5)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2016	Dividend and Interest Income	Other Income
Controlled Affiliates
Senior Credit Fund, LLC(1)	$44,897	$31,425	$–	$2,072	$78,394	$6,575	$2,212

Total Controlled Affiliates	$44,897	$31,425	$–	$2,072	$78,394	$6,575	$2,212

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$10,117	$381,895	$(392,011)	$–	$1	$37	$–
CB-HDT Holdings, Inc.	–	15,694	–	2,816	18,510	18	–
Kawa Solar Holdings Limited	–	15,931	–	(14)	15,917	851	–
Prairie Provident Resources, Inc.(3)	4,048	–	–	(1,870)	2,178	–	–
NTS Communications, Inc.	–	42,929	–	4,569	47,498	1,669	13

Total Non-Controlled Affiliates	$14,165	$456,449	$(392,011)	$5,501	$84,104	$2,575	$13

Total Affiliates	$59,062	$487,874	$(392,011)	$7,573	$162,498	$9,150	$2,225

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

The Company’s investments in affiliates for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income	Other Income
Controlled Affiliates
Senior Credit Fund LLC(1)	$24,627	$21,167	$–	$(897)	$44,897	$3,992	$681

Total Controlled Affiliates	$24,627	$21,167	$–	$(897)	$44,897	$3,992	$681

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$29,568	$397,861	$(417,312)	$–	$10,117	$3	$–
Lone Pine Resources CDA, Ltd. (Preferred Stock)	5,946	–	–	(1,898)	4,048	–	–
Lone Pine Resources CDA, Ltd. (Common Stock)	632	–	–	(632)	–	–	–

Total Non-Controlled Affiliates	$36,146	$397,861	$(417,312)	$(2,530)	$14,165	$3	$–

Total Affiliates	$60,773	$419,028	$(417,312)	$(3,427)	$59,062	$3,995	$681

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1 and $10,117, respectively) consisted of the following:

	December 31, 2016		December 31, 2015
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$436,896	$421,026	$425,536	$420,098
1st Lien/Last-Out Unitranche	329,455	310,254	308,108	305,727
2nd Lien/Senior Secured Debt	352,696	336,178	312,831	285,470
Unsecured Debt	3,115	3,115	–	–
Preferred Stock	11,123	11,833	25,615	24,872
Common Stock	11,633	6,490	4,446	–
Investment Funds & Vehicles(1)	77,592	78,394	46,167	44,897

Total Investments	$1,222,510	$1,167,290	$1,122,703	$1,081,064

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	December 31, 2016	December 31, 2015
Software	9.8%	3.2%
Internet Software & Services	8.3	9.1
Diversified Telecommunication Services	8.0	6.4
Investment Funds & Vehicles	6.7	4.2
Building Products	6.4	3.1
Health Care Technology	6.0	6.5
Distributors	5.1	–
Real Estate Management & Development	4.9	7.8
Professional Services	4.8	6.3
Electronic Equipment, Instruments & Components	4.8	6.1
Health Care Equipment & Supplies	4.7	2.9
Air Freight & Logistics	3.8	4.1
Media	3.7	4.2
Health Care Providers & Services	3.2	3.7
Machinery	3.1	3.4
Aerospace & Defense	3.1	4.1
Specialty Retail	2.6	2.8
Household Products	2.5	2.5
Commercial Services & Supplies	1.7	3.2
Auto Components	1.7	1.8
Construction & Engineering	1.4	1.4
Computers & Peripherals	1.0	1.2
Food Products	1.0	0.8
Leisure Equipment & Products	0.9	3.5
Energy Equipment & Services	0.6	1.5
Oil, Gas & Consumable Fuels	0.2	2.5
Diversified Financial Services	–	1.8
Marine	–	1.9

Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2016	December 31, 2015
United States	98.5%	98.2%
Germany	1.3	1.4
Canada	0.2	0.4

Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company co-invests with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers.

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, as lender, and Natixis, New York Branch (“Natixis”), as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of the Company and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. As of December 31, 2016 and 2015, the Senior Credit Fund’s outstanding borrowings under the Subscription Facility were $0 and $45,700, respectively.

SPV I has entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, as of December 19, 2016, consisted of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $97,500 on a committed basis as of December 31, 2016, and was subsequently increased to $120,000 in January 2017. As of December 31, 2016, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. As of December 31, 2016 and 2015, the SPV I’s outstanding borrowings under the Asset Based Facility were $303,250 and $139,850, respectively.

As of December 31, 2016 and 2015, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:.

	December 31, 2016		December 31, 2015
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$77,592	$100,000	$46,167
Cal Regents	100,000	77,592	100,000	46,167

Total	$200,000	$155,184	$200,000	$92,334

As of December 31, 2016 and 2015, the Senior Credit Fund had total investments in senior secured debt at fair value of $479,526 and $285,586, respectively. As of December 31, 2016 and 2015, the Senior Credit Fund had no investments on non-accrual status. As of December 31, 2016 and 2015, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $1,942 and $21,830, respectively. In addition, as of December 31, 2016, the Senior Credit Fund had three unfunded commitments totaling $6,296 and no unfunded commitments as of December 31, 2015.

In October 2014, the Senior Credit Fund purchased seven investments at fair value, as prescribed under the valuation procedures in Note 2 “Significant Accounting Policies”, from the Company for an aggregate purchase price of approximately $97,640. In connection with the transaction, the Company recorded a realized gain of $2.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of December 31, 2016 and 2015:

	As of
	December 31, 2016	December 31, 2015
Total senior secured debt(1)	$489,657	$291,512
Weighted average current interest rate on senior secured debt(2)	6.6%	6.3%
Number of borrowers in the Senior Credit Fund	37	22
Largest loan to a single borrower(1)	$24,618	$23,820

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,950	$4,864	$4,950
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,727	8,640	8,640
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11,250	11,138	11,137
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,767	16,607	16,348
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,963	14,861	14,850
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17,401	17,261	17,314
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,873	16,717	17,041
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,790	11,697	10,729
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7,147	7,121	7,075
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,880	15,589	15,920
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,950	9,855	10,025
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,640	17,555	17,464
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,888	8,852	8,510
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17,955	17,407	17,910
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,965	4,909	5,039
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,805	15,700	15,746
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11,986	11,803	11,956
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24,618	24,340	24,433
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,925	9,684	9,875
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,849	15,708	15,769
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6,650	6,600	6,658
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1,333	–	12
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,937	18,878	18,997
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3,979	3,970	3,989
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13,578	13,510	13,552
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18,000	17,820	17,820
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,920	15,472	15,760
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7,469	7,369	7,553
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,500	10,395	10,395
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,873	16,719	16,704
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,592	9,476	9,448
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13,930	13,863	13,860
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,213	11,107	11,100
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,860	13,762	13,721
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13,000	12,870	12,870
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,808	10,614	10,871
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,901	11,879	11,961

Total 1st Lien/Senior Secured Debt					454,612	456,002

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9,762	9,676	9,664

Total 1st Lien/First-Out Unitranche					9,676	9,664

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	$8,000	$7,858	$7,860
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,904	6,000

Total 2nd Lien/Senior Secured Debt					13,762	13,860

Total Corporate Debt					478,050	479,526

		Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.45%(5)		1,941,599	$1,942	$1,942

Total Investments in Affiliated Money Market Fund					1,942	1,942

TOTAL INVESTMENTS					$479,992	$481,468

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2016.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2015

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$5,000	$4,901	$4,900
Aperture Group, LLC(++)(1)	Diversified Financial Services	L + 6.25% (1.00% Floor)	08/29/2019	17,855	17,657	17,623
ATX Networks Corp.(++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/12/2021	14,925	14,785	14,626
Cengage Learning Acquisitions, Inc.(+)(1)	Diversified Consumer Services	L + 6.00% (1.00% Floor)	03/31/2020	15,000	14,741	14,588
ConvergeOne Holdings Corporation(++)(2)	Communications Equipment	L + 5.00% (1.00% Floor)	06/17/2020	14,817	14,745	14,632
Crowne Group, LLC(++)(2)	Auto Components	L + 5.00% (1.00% Floor)	09/30/2020	14,813	14,695	14,294
DBRS Limited(++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,910	11,802	11,821
DiscoverOrg, LLC(+)	Software	L + 4.50% (1.00% Floor)	06/02/2020	7,560	7,526	7,522
Epicor RSG US Inc.(++)	Internet Software & Services	L + 5.25% (0.75% Floor)	06/23/2022	14,925	14,784	14,776
eResearchTechnology, Inc.(++)	Health Care Technology	L + 4.50% (1.00% Floor)	05/08/2022	14,925	14,856	14,602
GK Holdings, Inc.(++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,820	17,719	17,464
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,978	8,936	8,910
Help/Systems, LLC(++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	15,000	14,410	14,681
Jill Acquisition LLC(++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14,963	14,893	14,588
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	12,166	11,944	11,315
Liquidnet Holdings, Inc.(++)(2)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	22,481	22,134	21,694
MB Aerospace Holdings Inc.(1)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	12,500	12,375	12,375
PGX Holdings, Inc.(+++)(2)	Professional Services	L + 4.75% (1.00% Floor)	09/29/2020	14,263	14,158	14,109
Research Now Group, Inc.(++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	4,963	4,940	4,888
SkinnyPop Popcorn LLC(++)(2)	Food Products	L + 4.50% (1.00% Floor)	07/17/2019	14,257	14,147	14,221

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Veresen Midstream Limited Partnership(++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	$10,918	$10,698	$10,699
Zep Inc.(++)	Chemicals	L + 4.75% (1.00% Floor)	06/27/2022	5,473	5,447	5,438

Total 1st Lien/Senior Secured Debt					282,293	279,766

2nd Lien/Senior Secured Debt
GK Holdings, Inc.(++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,891	5,820

Total 2nd Lien/Senior Secured Debt					5,891	5,820

Total Corporate Debt					288,184	285,586

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund	0.19%(3)	21,829,831	$21,830	$21,830

Total Investments in Affiliated Money Market Fund			21,830	21,830

TOTAL INVESTMENTS			$310,014	$307,416

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

(1)	Position or portion thereof unsettled as of December 31, 2015.
(2)	Initial investment was purchased at fair value from the Company in October 2014.
(3)	The rate shown is the annualized seven-day yield as of December 31, 2015.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016	As of December 31, 2015
Selected Balance Sheet Information
Total investments, at fair value	$481,468	$307,416
Cash and other assets	10,930	7,579

Total assets	$492,398	$314,995

Debt (1)	$300,574	$184,983
Other liabilities	35,036	40,218

Total liabilities	$335,610	$225,201

Members’ equity	156,788	89,794

Total liabilities and members’ equity	$492,398	$314,995

(1)	Net of deferred financing costs for the SPV I Term Loan Facility which were in the amount of $2,676 and $567 as of December 31, 2016 and December 31, 2015, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the years ended December 31, 2016, 2015 and for the period October 1, 2014 (commencement of operations) through December 31, 2014:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the period October 1, 2014 (commencement of operations) through Year Ended December 31, 2014
Selected Statements of Operations Information:
Total investment income	$25,534	$14,684	$1,698

Expenses
Interest and other debt expense	9,101	5,283	571
Excess loan origination and structuring fees	2,312	746	—
Organization expense	—	—	230
Professional fees	430	319	200
Administration and custodian fees	347	299	67
Other expenses	103	44	28

Total expenses	12,293	6,691	1,096

Total net income	13,241	7,993	602
Net realized gain(loss) on investments	(21)	50	—
Net change in unrealized appreciation (depreciation) on investments	4,074	(1,869)	(729)

Net increase (decrease) in members’ equity	$17,294	$6,174	$(127)

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the years ended December 31, 2016 and 2015, the Company accrued income based on loan origination and structuring fees of $2,212 and $681, respectively. There was no such income for the year ended December 31, 2014.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2016 and 2015. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2016(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:	9.1% – 20% (11.6%)
	$379,181	• Discount Rate
		Comparable multiples:	2.9x – 19.5x (5.0x)
• EV/EBITDA(5)
	1st Lien/Last-Out Unitranche	Discounted cash flows:	10.8% –15.6% (12.9%)
	$310,254	• Discount Rate
Comparable multiples:
		• EV/EBITDA(5)	7.7x – 13.2x (7.9x)
	2nd Lien/Senior Secured Debt	Discounted cash flows:	10.7% – 48.1% (12.6%)
	$214,643	• Discount Rate

		Comparable multiples:	6.5x – 9.1x (6.8x)
• EV/EBITDA(5)
Equity	Preferred Stock	Comparable multiples:	5.6x – 12.3x (6.3x)
	$11,083	• EV/EBITDA(5)

	Common Stock	Comparable multiples:	5.6x – 12.3x (6.3x)
	$4,312	• EV/EBITDA(5)

(1)

Included within Level 3 Assets of $977,713 is an amount of $58,240 in which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the level 3 balance encompasses both of these techniques.

(3)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(4)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2015(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2015
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:	8.4% – 13.5% (10.9%)
	$362,331	• Discount Rate

	1st Lien/Last-Out Unitranche	Discounted cash flows:	10.5% – 12.7% (11.8%)
	$305,727	• Discount Rate

	2nd Lien/Senior Secured Debt	Discounted cash flows:	2.1% – 14% (11.6%)
	$199,821	• Discount Rate
Equity	Preferred Stock	Discounted cash flows:	10% – 12% (11.8%)
	$24,872	• Discount Rate
Comparable multiples:
		• EV/EBITDA(5) • EV/Production(6)	3.8x – 7.1x (4.9x) $13 – $40 ($27)

(1)

Included within Level 3 Assets of $950,631 is an amount of $57,880 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(3)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

(4)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investments. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(5)	Enterprise value of portfolio company as a multiple of EBITDA.
(6)	Enterprise value of portfolio company as a multiple of oil and gas production (barrels of oil equivalent per day).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2016 and 2015. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$41,845	$379,181	$421,026
1st Lien/Last-Out Unitranche	–	–	310,254	310,254
2nd Lien/Senior Secured Debt	–	67,160	269,018	336,178
Unsecured Debt	–	–	3,115	3,115
Preferred Stock	–	–	11,833	11,833
Common Stock	–	2,178	4,312	6,490
Affiliated Money Market Fund	1	–	–	1

Subtotal	$1	$111,183	$977,713	$1,088,897

Investments measured at NAV(1)				78,394

Total assets				$1,167,291

(1)	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2015:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$57,767	$362,331	$420,098
1st Lien/Last-Out Unitranche	–	–	305,727	305,727
2nd Lien/Senior Secured Debt	–	27,769	257,701	285,470
Preferred Stock	–	–	24,872	24,872
Common Stock	–	–	–	–
Affiliated Money Market Fund	10,117	–	–	10,117

Subtotal	$10,117	$85,536	$950,631	$1,046,284

Investments measured at NAV(1)				44,897

Total assets				$1,091,181

(1)	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2016:

Level 3	Beginning Balance as of January 1, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2016
1st Lien/Senior Secured Debt	$362,331	$99,543	$–	$(10,600)	$(89,834)	$1,978	$15,763	$–	$379,181
1st Lien/Last-Out Unitranche	305,727	54,814	123	(16,820)	(35,119)	1,529	–	–	310,254
2nd Lien/Senior Secured Debt	257,701	157,733	(22,117)	(11,560)	(97,513)	1,574	–	(16,800)	269,018
Unsecured Debt	–	3,115	–	–	–	–	–	–	3,115
Preferred Stock	24,872	11,548	–	1,453	(21,249)	–	–	(4,791)	11,833
Common Stock	–	2,395	–	6,363	–	–	–	(4,446)	4,312

Total assets	$950,631	$329,148	$(21,994)	$(31,164)	$(243,715)	$5,081	$15,763	$(26,037)	$977,713

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2016 totaled $(30,159) consisting of the following: 1st Lien/Senior Secured Debt $(10,600), 1st Lien/Last-Out Unitranche $(16,820), 2nd Lien/Senior Secured Debt $(10,555), Unsecured Debt $0, Preferred Stock $1,453, and Common Stock $6,363.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the years ended December 31, 2016 and 2015 transfers from Level 2 to Level 3 were primarily due to decreased price transparency, while transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s revolving credit facility (as amended, the “Revolving Credit Facility”), which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2016 and 2015, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2016, was $116,006, based on broker quotes received by the Company.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2016 and 2015, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 2.32 to 1 and 2.64 to 1, respectively.

The Company’s outstanding debt as of December 31, 2016 and 2015 was as follows:

	As of
			December 31, 2016				December 31, 2015
	Aggregate Borrowing Amount Committed		Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility	$605,000	(1)	$387,750	$217,250	$387,750	$570,000	$419,000	$151,000	$419,000
Convertible Notes(2)	115,000		115,000	–	110,402	–	–	–	–

Total Debt	$720,000		$502,750	$217,250	$498,152	$570,000	$419,000	$151,000	$419,000

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)	The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,884 and OID net of accretion of $714.

The combined weighted average interest rates of the aggregate borrowings outstanding for the years ended December 31, 2016 and 2015 are 2.65% and 2.44%, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility.

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

On November 3, 2015, the Company amended the Revolving Credit Facility to, among other things:

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

On December 16, 2016, the Company further amended the Revolving Credit Facility to, among other things:

•	increase aggregate borrowing amount to $605,000 on a committed basis; and
•	extend the final maturity date to December 16, 2021.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either LIBOR plus an applicable margin or an applicable margin plus the higher of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on December 16, 2021.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially the Company’s entire portfolio of investments and cash. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $458,212, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2016, the Company was in compliance with these covenants.

Costs of $9,704 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

The summary information of the Revolving Credit Facility for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Borrowing interest expense	$11,033	$8,743	$2,587
Facility fees	572	792	1,083
Amortization of financing costs	1,214	1,170	1,013

Total	$12,819	$10,705	$4,683

Weighted average interest rate	2.53%	2.44%	2.53%
Average outstanding balance	$436,161	$358,444	$102,285

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of unsecured Convertible Notes, which includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on an initial conversion rate of 40.8397 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016. The Company will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110,900. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC 815, “Derivatives and Hedging.” At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

The OID equal to the equity component of the Convertible Notes was recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. The Company records interest expense comprised of both stated interest and amortization of the OID. At the time of issuance, the equity component of the Convertible Notes was $743. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the values at the time of issuance and accounted for as debt issuance costs and equity issuance costs, respectively.

As of December 31, 2016, the components of the carrying value of the Convertible Notes were as follows:

December 31, 2016
Principal amount of debt	$115,000
OID, net of accretion	714
Unamortized debt issuance costs	3,884

Carrying value	$110,402

Stated interest rate	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.60%

For the year ended December 31, 2016, the components of interest and other debt expenses related to the Convertible Notes were as follows:

Year Ended December 31, 2016
Borrowing interest expense	$1,265
Accretion of original issuance discount	30
Amortization of debt issuance costs	185

Total	$1,480

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of December 31, 2016, the Company reasonably believed that its liquid assets would provide adequate financial resources to satisfy all of its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	December 31, 2016			December 31, 2015
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Legacy Buyer Corp.	10/24/2019	$800	$(28)	10/24/2019	$2,500	$(31)
Elemica, Inc.	07/07/2021	6,000	(135)	–	–	–

Total 1st Lien/Senior Secured Debt		6,800	(163)		2,500	(31)

1st Lien/Last-Out Unitranche
Associations, Inc.	–	–	–	12/22/2018	3,511	(61)

Total 1st Lien/Last-Out Unitranche		–	–		3,511	(61)

Total		$6,800	$(163)		$6,011	$(92)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses, and OIDs.
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

There were no sales of the Company’s common stock during the years ended December 31, 2016 and 2014.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	$0.45
August 2, 2016	September 30, 2016	October 17, 2016	$0.45
November 1, 2016	December 31, 2016	January 17, 2017	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2015	March 31, 2015	April 30, 2015	$0.45
May 13, 2015	June 30, 2015	July 15, 2015	$0.45
August 4, 2015	September 30, 2015	October 15, 2015	$0.45
November 3, 2015	December 31, 2015	January 28, 2016	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
March 28, 2014	March 17, 2014	April 30, 2014	$0.33
June 27, 2014	June 17, 2014	July 31, 2014	$0.41
September 29, 2014	September 24, 2014	October 31, 2014	$0.42
December 30, 2014	December 23, 2014	January 30, 2015	$0.53

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555
May 3, 2016	June 30, 2016	July 15, 2016	8,937
August 2, 2016	September 30, 2016	October 17, 2016	10,288

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2015 to stockholders who had not opted out of the dividend reinvestment plan:

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

The Company did not conduct a Tender Offer for the years ended December 31, 2016 and 2015.

For the year ended December 31, 2014, the Company extended the following Tender Offers:

Repurchase Request Deadline	Percentage of Outstanding Shares the Company Offered to be Repurchased	Amount of Shares the Company Offered to Repurchase	Number of Shares Tendered by Group Inc.	Number of Shares Tendered by Other Stockholders	Total Number of Shares Tendered
March 18, 2014	5%	1,519,506	136,498	551,250	687,748

June 18, 2014	5%	1,485,118	47,666	192,500	240,166

September 25, 2014	2%	589,244	8,662	34,983	43,645

December 24, 2014	1%	294,186	7,428	30,000	37,428

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Numerator for basic and diluted earnings per share—increase in net assets resulting from operations	$40,652	$46,628	$36,922
Denominator for basic and diluted earnings per share—weighted average shares outstanding	36,317,131	34,782,967	29,737,113
Basic and diluted earnings per share	$1.12	$1.34	$1.24

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2016 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2016. Therefore, for the year ended December 31, 2016, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the year ended December 31, 2015 and 2014, diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding.

10. TAX INFORMATION

The tax character of distributions during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Distributions paid from:
Ordinary Income	$65,373	$63,973	$48,813
Net Long-Term Capital Gains	$–	$948	$1,167

Total Taxable Distributions	$65,373	$64,921	$49,980

As of December 31, 2016, 2015 and 2014 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Undistributed Ordinary Income—net	$28,801	$15,093	$4,079
Undistributed Long-Term Capital Gains	$–	$–	$248

Total Undistributed Earnings	$28,801	$15,093	$4,327

Capital Loss Carryforward:
Perpetual Long-Term	$(20,433)	$–	$–

Total capital loss carryforwards	$(20,433)	$–	$–
Timing Differences	$(9)	$(364)	$–
Unrealized Earnings (Losses)—net	$(61,683)	$(44,384)	$(16,235)

Total Accumulated Earnings (Losses)—net	$(53,324)	$(29,655)	$(11,908)

As of December 31, 2016, 2015 and 2014 the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Tax cost	$1,228,974	$1,135,565	$959,750
Gross unrealized appreciation	$11,946	$8,439	$5,372
Gross unrealized depreciation	$(73,629)	$(52,823)	$(21,607)

Net unrealized investment appreciation on investments	$(61,683)	$(44,384)	$(16,235)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company’s and result primarily from dividend redesignations, certain non-deductible expenses, and differences in the tax treatment of paydown gains and losses and underlying fund investments.

	December 31, 2016	December 31, 2015	December 31, 2014
Paid-in capital in excess of par	$(1,051)	$(546)	$(126)
Accumulated undistributed net investment income	$419	$(663)	$(978)
Accumulated net realized gain (loss)	$632	$1,209	$1,104

ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the years ended December 31, 2016, 2015, 2014 and 2013 and the period ended December 31, 2012:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014		Year ended December 31, 2013		Period from November 15, 2012 (commencement of operations) through December 31, 2012
Per Share Data:(1)
NAV, beginning of year/period	$18.97	$19.56		$20.00		$19.37		$18.59
Net investment income (loss)	2.10	2.14		1.77		0.67		(0.10)
Net realized and unrealized gains (losses)	(0.98)	(0.84)		(0.52)		0.51		0.88

Net increase (decrease) in net assets resulting from operations	1.12	1.30		1.25		1.18		0.78

Cost of issuance of common stock, net of underwriting and offering costs	–	(0.09)		–		–		–
Equity component of convertible notes	0.02	–		–		–		–
Private placement offering costs	–	–		–		(0.05)		–
Distributions declared from net investment income(2)	(1.80)	(1.76)		(1.61)		(0.49)		–
Distributions declared from net realized gains(2)	–	(0.04)		(0.08)		(0.01)		–

Total increase (decrease) in net assets	(0.66)	(0.59)		(0.44)		0.63		0.78

NAV, end of year/period	$18.31	$18.97		$19.56		$20.00		$19.37

Market price, end of year/period	$23.52	$19.00	$	N.A.	$	N.A.	$	N.A.
Shares outstanding, end of year/period	36,331,662	36,306,882		29,381,127		30,390,114		2,655,017
Weighted average shares outstanding	36,317,131	34,782,967		29,737,113		23,819,077		1,968,388
Total return based on NAV(3)	5.42%	6.07%		6.36%		5.86%		4.20%
Total return based on market value(4)	35.20%	3.90%		N.A.%		N.A.%		N.A.%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of year/period	$665,137	$688,650		$574,582		$607,785		$51,423
Ratio of net expenses to average net assets	7.25%	6.51%		3.45%		1.45%		3.01%	(5)
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	3.58%	3.17%		2.41%		1.36%		2.35%	(5)
Ratio of interest and other debt expenses to average net assets	2.12%	1.59%		0.79%		0.14%		–%	(5)
Ratio of incentive fees to average net assets	1.55%	1.75%		0.25%		0.07%		0.66%	(6)
Ratio of total expenses to average net assets	7.25%	6.51%		3.45%		1.57%		3.01%	(5)
Ratio of net investment income to average net assets	11.30%	11.06%		8.85%		3.34%		0.95%	(5)
Average debt outstanding	464,440	358,444		102,285		–		–
Average debt per share(7)	12.79	10.31		3.44		–		–
Portfolio turnover	17%	13%		41%		15%		0%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(3)

Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

Total return based on market value is calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan. For the year ended December 31, 2015, the beginning market value per share is based on the IPO price of $20.00 per share.

(5)	Annualized except for Incentive Fees and certain operating expenses.
(6)	Not annualized.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2016, 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$30,493	$33,950	$29,321	$31,344
Expenses:
Total expenses	12,044	14,979	10,902	9,919

Net investment income (loss) before taxes	18,449	18,971	18,419	21,425
Excise tax expense	309	294	221	213

Net investment income (loss) after taxes	18,140	18,677	18,198	21,212

Net realized and unrealized gains (losses)	(12,552)	3,986	(11,198)	(15,811)
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$5,588	$22,663	$7,000	$5,401

Net investment income per share (basic and diluted)	$0.50	$0.51	$0.50	$0.58

Earnings per share (basic and diluted)	$0.15	$0.62	$0.19	$0.15

Weighted average shares outstanding	36,329,873	36,320,014	36,311,582	36,306,881

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$31,852	$32,896	$27,316	$26,372
Expenses:
Total expenses	9,175	12,120	11,442	10,601

Net investment income (loss) before taxes	22,677	20,776	15,874	15,771
Excise tax expense	254	174	65	25

Net investment income (loss) after taxes	22,423	20,602	15,809	15,746

Net realized and unrealized gains (losses)	(21,236)	(7,119)	2,116	(1,713)
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$1,187	$13,483	$17,925	$14,033

Net investment income per share (basic and diluted)	$0.62	$0.57	$0.44	$0.52

Earnings per share (basic and diluted)	$0.03	$0.37	$0.50	$0.46

Weighted average shares outstanding	36,304,838	36,292,619	36,137,532	30,314,460

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$24,359	$19,076	$16,106	$13,738
Expenses:
Total expenses	6,964	6,660	3,581	3,336

Net investment income (loss)	17,395	12,416	12,525	10,402
Net realized and unrealized gains (losses)	(13,619)	(1,161)	(96)	(940)
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$3,776	$11,255	$12,429	$9,462

Net investment income per share (basic and diluted)	$0.59	$0.42	$0.42	$0.34

Earnings per share (basic and diluted)	$0.13	$0.38	$0.42	$0.31

Weighted average shares outstanding	29,418,149	29,461,726	29,699,727	30,382,473

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2016, 2015 and 2014. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

13.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In January 2017, the Company and Cal Regents each contributed $3,900 to the Senior Credit Fund, a controlled affiliated investment.

On February 22, 2017, the Company’s Board of Directors declared a quarterly distribution of $0.45 per share payable on or about April 17, 2017 to holders of record as of March 31, 2017.

In February 2017, the Company’s Board of Directors renewed the Company’s stock repurchase plan to extend the expiration from March 18, 2017 to March 18, 2018. Under the stock repurchase plan, the Company may repurchase up to $25,000 of its common stock if the market price for the common stock is below the Company’s most recently announced net asset value per share, subject to certain limitations. The stock repurchase plan authorized the Company to enter into a plan that provides that purchases will be conducted on the open market on a programmatic basis or to repurchase in privately negotiated transactions in accordance with Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2016, the Goldman Sachs BDC, Inc. designates 100% of its distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends, respectively, pursuant to Section 871(k) of the Internal Revenue Code.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 93 of this Annual Report on Form 10-K.
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

4.2	Form of 4.50% Convertible Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 3, 2016).

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

10.7

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of December 16, 2016, among Goldman Sachs BDC, Inc., as Borrower, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 814-00998), filed on December 21, 2016).

10.8

Amended and Restated Investment Management Agreement, dated as of January 1, 2015, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit (g) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015.)

10.9

Dividend Reinvestment Plan (incorporated by reference to Exhibit (e) to pre-effective Amendment No. 10 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 17, 2015).

10.10	Dividend Reinvestment Plan, amended as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

Exhibit No	Description of Exhibits

10.11	Dividend Reinvestment Plan, amended as of August 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 4, 2016).

10.12

Custody Agreement, dated as of April 1, 2013, between Registrant and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 10, 2015).

10.13

Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 18, 2014, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit (k)(6) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.14

First Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of October 1, 2014, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit (k)(6)(a) to pre-effective Amendment No. 10 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 17, 2015).

10.15

Transfer Agency and Service Agreement between the Company and State Street Bank and Trust Company dated as of March 17, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (file no. 001-35851), filed on May 14, 2015).

10.16

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.17

License Agreement, dated as of April 1, 2013, between the Registrant and the Goldman, Sachs & Co. (incorporated by reference to Exhibit (k)(4) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

11.1	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit (r)(1) to the Company’s Registration Statement on Form N-2 (file no. 333- 214506), filed on November 8, 2016).

24	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2016, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ashok N. Bakhru Ashok N. Bakhru	Chairman of the Board of Directors

/s/ Jaime Ardila Jaime Ardila	Director

/s/ Janet F. Clark Janet F. Clark	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director