Form 10-Q
period 2017-03-31
Goldman Sachs BDC, Inc.
filed 2017-05-04
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	X	Non-accelerated filer:	☐	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Emerging growth company    X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 4, 2017 was 36,353,988.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2017 (unaudited)	December 31, 2016
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,039,949 and $1,055,203, respectively)	$988,752	$1,004,793
Non-controlled affiliated investments (cost of $91,543 and $89,715, respectively)	83,067	84,103
Controlled affiliated investments (cost of $90,992 and $77,592, respectively)	92,223	78,394
Investments in affiliated money market fund (cost of $2 and $1, respectively)	2	1

Total investments, at fair value (cost of $1,222,486 and $1,222,511, respectively)	1,164,044	1,167,291
Cash	8,934	4,565
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,365	7,841
Dividend receivable from controlled affiliated investments	2,450	1,925
Other income receivable from controlled affiliated investments	–	2,212
Deferred financing costs	5,714	6,018
Deferred offering costs	738	605
Other assets	5,341	76

Total assets	$1,194,586	$1,190,533

Liabilities

Debt (net of debt issuance costs of $4,383 and $4,598, respectively)	$501,617	$498,152
Interest and other debt expenses payable	2,832	1,569
Management fees payable	4,461	4,406
Incentive fees payable	3,733	1,474
Payable for investments purchased	81	–
Distribution payable	16,354	16,349
Accrued offering costs	26	518
Directors’ fees payable	180	8
Accrued expenses and other liabilities	1,702	2,920

Total liabilities	$530,986	$525,396

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 36,342,786 and 36,331,662 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	36	36
Paid-in capital in excess of par	720,099	719,847
Accumulated net realized gain (loss)	(23,897)	(23,729)
Accumulated undistributed net investment income	27,225	25,624
Net unrealized appreciation (depreciation) on investments	(58,442)	(55,220)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$663,600	$665,137

TOTAL LIABILITIES AND NET ASSETS	$1,194,586	$1,190,533

Net asset value per share	$18.26	$18.31

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$26,966	$29,131
Dividend income	–	627
Other income	535	193

Total investment income from non-controlled/non-affiliated investments	27,501	29,951
From non-controlled affiliated investments:
Interest income	2,212	–
Dividend income	23	11
Other income	6	–

Total investment income from non-controlled affiliated investments	2,241	11
From controlled affiliated investments:
Dividend income	2,450	1,275
Other income	–	107

Total investment income from controlled affiliated investments	2,450	1,382

Total investment income	$32,192	$31,344

Expenses:
Interest and other debt expenses	$4,512	$3,035
Management fees	4,461	4,126
Incentive fees	3,733	1,404
Professional fees	461	596
Administration, custodian and transfer agent fees	194	226
Directors’ fees	173	224
Other expenses	338	308

Total expenses	$13,872	$9,919

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$18,320	$21,425

Excise tax expense	$365	$213

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$17,955	$21,212

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(168)	$–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(787)	(15,315)
Non-controlled affiliated investments	(2,864)	(395)
Controlled affiliated investments	429	(101)

Net realized and unrealized gains (losses)	$(3,390)	$(15,811)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,565	$5,401

Net investment income (loss) per share (basic and diluted)	$0.49	$0.58
Earnings per share (basic and diluted)	$0.40	$0.15
Weighted average shares outstanding	36,340,808	36,306,881
Distribution declared per share	$0.45	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,955	$21,212
Net realized gain (loss) on investments	(168)	–
Net change in unrealized appreciation (depreciation) on investments	(3,222)	(15,811)

Net increase (decrease) in net assets resulting from operations	$14,565	$5,401

Distributions to stockholders from:
Net investment income	$(16,354)	$(16,338)

Total distributions to stockholders	$(16,354)	$(16,338)

Capital transactions:
Reinvestment of stockholder distributions (11,124 and 0 shares, respectively)	252	–

Net increase (decrease) in net assets resulting from capital transactions	$252	$–

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(1,537)	$(10,937)

Net assets at beginning of period	$665,137	$688,650

Net assets at end of period	$663,600	$677,713

Accumulated undistributed net investment income (loss)	$27,225	$19,225

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$14,565	$5,401
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(107,459)	(50,396)
Payment-in-kind	(1,594)	(104)
Investments in affiliated money market fund, net	(1)	(3,328)
Proceeds from sales of investments and principal repayments	110,298	30,588
Net realized (gain) loss on investments	168	–
Net change in unrealized (appreciation) depreciation on investments	3,222	15,811
Amortization of premium and accretion of discount, net	(1,387)	(1,508)
Amortization of deferred financing and debt issuance costs	489	302
Amortization of original issue discount on convertible notes	30	–
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(49)	44
(Increase) decrease in receivable for investments sold	–	(777)
(Increase) decrease in other income receivable	2,212	574
(Increase) decrease in other assets	(5,265)	15
Increase (decrease) in interest and other debt expenses payable	1,284	(35)
Increase (decrease) in management fees payable	55	(112)
Increase (decrease) in incentive fees payable	2,259	1,044
Increase (decrease) in payable for investments purchased	81	–
Increase (decrease) in directors’ fees payable	172	–
Increase (decrease) in accrued expenses and other liabilities	(1,218)	(1,090)

Net cash provided by (used for) operating activities	$17,862	$(3,571)

Cash flows from financing activities:
Offering costs paid	(625)	(36)
Distributions paid	(16,097)	(16,338)
Deferred financing and debt issuance costs paid	(21)	(18)
Borrowings on debt	98,250	63,000
Repayments of debt	(95,000)	(53,950)

Net cash provided by (used for) financing activities	$(13,493)	$(7,342)

Net increase (decrease) in cash	4,369	(10,913)
Cash, beginning of period	4,565	22,710

Cash, end of period	$8,934	$11,797

Supplemental and non-cash financing activities
Interest expense paid	$2,470	$2,629
Accrued but unpaid excise tax expense	$328	$207
Accrued but unpaid deferred financing and debt issuance costs	$40	$36
Accrued but unpaid offering costs	$26	$–
Accrued but unpaid distributions	$16,354	$16,338
Reinvestment of stockholder distributions	$252	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2017

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 175.41% #

Corporate Debt (1) – 158.59%

1st Lien/Senior Secured Debt – 61.30%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,500
Data Driven Delivery Systems, LLC(+++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/30/2019	69,178	67,249	69,178
Elemica, Inc.(+)	Software	L + 8.00% (1.00% Floor)	07/07/2021	42,181	41,245	41,338
Elemica, Inc.(3) (4)	Software	L + 8.00% (1.00% Floor)	07/07/2021	6,000	(133)	(120)
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,321	17,894
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	30,441	30,191	28,615
Iracore International Holdings, Inc.(2) (5) (6) (7)	Energy Equipment & Services	9.50%	06/01/2018	24,572	21,401	7,003
Iracore International Holdings, Inc.(3)	Energy Equipment & Services	L + 9.00% (1.00% Floor)	04/12/2021	3,112	—	—
Kawa Solar Holdings Limited^ (8)	Construction & Engineering	F + 8.20% and 3.50% PIK	07/02/2018	12,879	12,845	12,814
Kawa Solar Holdings Limited^ (+++) (8)	Construction & Engineering	L + 8.20%	07/02/2018	2,400	2,394	2,388
Legacy Buyer Corp.(+++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	25,076	24,780	24,386
Legacy Buyer Corp.(+++) (3)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	1,670	1,631
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	36,603	36,095	36,420
Netvoyage Corporation(+) (9)	Software	L + 9.50% (1.00% Floor)	03/24/2022	7,849	7,692	7,692
Netvoyage Corporation(3) (4) (9)	Software	L + 9.50% (1.00% Floor)	03/24/2022	654	(13)	(13)
Perfect Commerce, LLC(+++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	36,855	36,227	37,039
The Merit Distribution Group, LLC(+++)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	24,813	24,281	24,626
US Med Acquisition, Inc.(+++)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,496	30,016	30,496
Vexos, Inc.(+++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	38,610	38,159	36,969
Yasso, Inc.(+) (9)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	9,100	8,919	8,918

Total 1st Lien/Senior Secured Debt					420,339	406,774

1st Lien/Last-Out Unitranche (10) – 47.78%
Associations, Inc.(+++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	57,987	57,225	57,553
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,583	30,000
Bolttech Mannings, Inc.(+++)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	36,010	20,081
Bolttech Mannings, Inc.(+++) (3)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,996	2,664	876
Integrated Practice Solutions, Inc.(+++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	25,437	24,935	25,437
Mervin Manufacturing, Inc.(+++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,034	10,048
myON, LLC(+) (9)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	7,100	6,961	6,958
NTS Communications, Inc.^ (+)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor) PIK	06/06/2019	54,127	50,421	46,820
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,140	29,546
The Service Companies Inc.(++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	46,360	45,917	45,665
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	01/15/2018	44,658	44,490	44,100

Total 1st Lien/Last-Out Unitranche					340,380	317,084

2nd Lien/Senior Secured Debt – 49.04%
American Dental Partners, Inc.(+++) (9)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	8,500	8,288	8,288
ASC Acquisition Holdings, LLC(+++)	Distributors	L + 13.00% (1.00% Floor)	12/15/2022	30,000	29,203	30,000
DiscoverOrg, LLC(+)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,824	38,809
DiversiTech Corporation(+)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	51,350	50,363	50,836
DuBois Chemicals, Inc.(+++) (9)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	20,700	20,235	20,493

The accompanying notes are part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Global Tel*Link Corporation(+++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	$28,000	$27,674	$27,790
IHS Intermediate Inc.(+++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,836	9,500
MedPlast Holdings, Inc.(+++)	Health Care Equipment & Supplies	L + 8.75% (1.00% Floor)	06/06/2023	25,000	24,397	24,375
MedPlast Holdings, Inc.	Health Care Equipment & Supplies	P + 7.75% (2.00% Floor)	06/06/2023	13,500	13,162	13,162
MPI Products LLC(+++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,821	19,850
P2 Upstream Acquisition Co.(++++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	5,000	4,968	4,783
Reddy Ice Corporation(+++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,191	12,060
Securus Technologies Holdings, Inc.(+++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,860	19,900
SW Holdings, LLC(+)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,038	14,051
Washington Inventory Service(5) (11)	Professional Services	P + 8.00%	06/20/2019	24,800	24,949	6,944
Worldwide Express Operations, LLC.(+++) (9)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	25,000	24,631	24,625

Total 2nd Lien/Senior Secured Debt					343,440	325,466

Unsecured Debt – 0.47%
CB-HDT Holdings, Inc.^	Aerospace & Defense	12.00% PIK	12/15/2019	3,115	3,115	3,115

Total Unsecured Debt					3,115	3,115

Total Corporate Debt					1,107,274	1,052,439

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 1.74%
CB-HDT Holdings, Inc.^ (5)	Aerospace & Defense			1,108,333	$10,186	$11,494
Kawa Solar Holdings Limited^ (8)	Construction & Engineering	8.00% PIK		50,856	762	76
NTS Communications, Inc.^ (5)	Diversified Telecommunication Services			263	187	–

Total Preferred Stock					11,135	11,570

Common Stock (1) – 1.18%
CB-HDT Holdings, Inc.^ (5)	Aerospace & Defense			453,383	2,393	4,702
Kawa Solar Holdings Limited^ (5) (8)	Construction & Engineering			1,399,556	–	–
myON, LLC(5) (9)	Internet Software & Services			16,087	600	600
NTS Communications, Inc.^ (5)	Diversified Telecommunication Services			595,215	3	–
Prairie Provident Resources, Inc.^^^ (5) (8)	Oil, Gas & Consumable Fuels			3,579,989	9,237	1,658
Yasso, Inc.(5) (9)	Food Products			850	850	850

Total Common Stock					13,083	7,810

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) –13.90%
Senior Credit Fund, LLC^^ (8)				$90,992	$90,992	$92,223

Total Investment Funds & Vehicles					90,992	92,223

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund		0.61%(12)		1,991	$2	$2

Total Investments in Affiliated Money Market Fund					2	2

TOTAL INVESTMENTS – 175.41%					$1,222,486	$1,164,044

LIABILITIES IN EXCESS OF OTHER ASSETS – (75.41%)						$(500,444)

NET ASSETS – 100.00%						$663,600

#	Percentages are based on net assets.

The accompanying notes are part of these unaudited consolidated financial statements.

^

The investment is deemed to be an “affiliated person” of the Company, as defined in the Investment Company Act of 1940, because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^

The investment is deemed to be an “affiliated person” of the Company that is “controlled” by the Company, as such terms are defined in the Investment Company Act of 1940, because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^

The investment is deemed to be an “affiliated person” of the Company because it falls under the definition of “affiliated person” of the Investment Company Act of 1940 with respect to the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.98%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2017 was 1.03%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2017 was 1.42%.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of March 31, 2017, the aggregate fair value of these securities is $44,397 or 6.69% of the Company’s net assets.

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
(6)

The investment was on non-accrual status as of March 31, 2017. See Note 2 “Significant Accounting Policies”. Subsequent to March 31, 2017, the investment was restructured. See Note 11 “Subsequent Events”.

(7)	Position or portion thereof unsettled as of March 31, 2017.
(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(9)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(10)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(11)	The investment is on non-accrual status as of March 31, 2017. See Note 2 “Significant Accounting Policies”.
(12)	The rate shown is the annualized seven-day yield as of March 31, 2017.

F – Federal Funds Rate (which as of March 31, 2017 was 0.82%)

L – LIBOR

P – U.S. Prime Rate (which as of March 31, 2017 was 4.00%)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2016 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Reddy Ice Corporation(++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	$13,500	$13,168	$11,610
Securus Technologies Holdings, Inc.(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,853	19,350
SW Holdings, LLC(++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,029	14,015
Washington Inventory Service(5) (6)	Professional Services	P + 8.00%	06/20/2019	24,800	24,949	9,920

Total 2nd Lien/Senior Secured Debt					352,696	336,178

Unsecured Debt – 0.47%
CB-HDT Holdings, Inc.^	Aerospace & Defense	12.00% PIK	12/15/2019	3,115	3,115	3,115

Total Unsecured Debt					3,115	3,115

Total Corporate Debt					1,122,162	1,070,573

Portfolio Company	Industry		Coupon	Shares	Cost	Fair Value

Preferred Stock(1) – 1.78%
CB-HDT Holdings, Inc.^ (5)	Aerospace & Defense			1,108,333	$10,186	$11,083
Kawa Solar Holdings Limited^ (7)	Construction & Engineering		8.00% PIK	50,000	750	750
NTS Communications, Inc.^ (5)	Diversified Telecommunication Services			263	187	–

Total Preferred Stock					11,123	11,833

Common Stock(1) – 0.98%
CB-HDT Holdings, Inc.^ (5)	Aerospace & Defense			453,383	2,393	4,312
Kawa Solar Holdings Limited^ (5) (7)	Construction & Engineering			1,399,556	–	–
NTS Communications, Inc.^ (5)	Diversified Telecommunication Services			595,215	3	–
Prairie Provident Resources, Inc.^ (5) (7)	Oil, Gas & Consumable Fuels			3,579,989	9,237	2,178

Total Common Stock					11,633	6,490

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles(1) – 11.79%
Senior Credit Fund, LLC^^ (7)				$77,592	$77,592	$78,394

Total Investment Funds & Vehicles					77,592	78,394

			Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund(1) – 0.00%#
Goldman Sachs Financial Square Government Fund			0.45%(9)	1,179	$1	$1

Total Investments in Affiliated Money Market Fund					1	1

TOTAL INVESTMENTS – 175.50%					$1,222,511	$1,167,291

LIABILITIES IN EXCESS OF OTHER ASSETS – (75.50%)						$(502,154)

NET ASSETS – 100.00%						$665,137

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.

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

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with the Goldman Sachs Group, Inc. (“Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to Group Inc., together with GS & Co., GSAM and its other subsidiaries.

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2017. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, “Financial Services – Investment Companies” (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2017 and 2016, the Company earned $1,331 and $260 in prepayment premiums, respectively, and $287 and $486 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status. For the three months ended March 31, 2017 and 2016, the Company earned $1,672 and $104 in PIK, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of March 31, 2017, the Company had two investments on non-accrual status, which represented 3.8% and 1.2% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2) at amortized cost and at fair value, respectively. As of December 31, 2016, the Company had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1) at amortized cost and at fair value, respectively.

Investments

The Company carries its investments in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the board of directors (the “Board of Directors”).

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

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

(2)

The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

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

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2017 and December 31, 2016, the Company held $8,934 and $4,565, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2017 and 2016, the Company accrued excise tax of $365 and $213, respectively. As of March 31, 2017, $328 of accrued excise taxes remained payable.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through its 10b5-1 plan. See Note 3 “Significant Agreements and Related Party Transactions”.

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and the offering of the Company’s 4.50% Convertible Notes due 2022 (the “Convertible Notes”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facility and Convertible Notes. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to the Convertible Notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

Deferred Offering Costs

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of capital upon each such offering.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2017 and 2016, Management Fees charged amounted to $4,461 and $4,126, respectively. As of March 31, 2017, $4,461 remained payable.

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

For the three months ended March 31, 2017 and 2016, the Company incurred Incentive Fees based on income of $3,733 and $1,404, respectively. As of March 31, 2017, $3,733 remained payable. For the three months ended March 31, 2017 and 2016, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2017 and 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $190 and $210, respectively. As of March 31, 2017, $207 remained payable.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three months ended March 31, 2017 and 2016, the Company incurred expenses for services provided by the Transfer Agent of $4 and $16. As of March 31, 2017, $1 remained payable.

10b5-1 Plan

GS & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which provided for the purchase by GS & Co. in the open market up to the lesser of (i) $25,000 in the aggregate of the Company’s common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of the Company’s common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required GS & Co. to purchase shares of the Company’s common stock when the market price per share was below the Company’s most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The purchase of shares by GS & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law, including Regulation M. Under the GS 10b5-1 Plan, GS & Co. increased the volume of purchases made anytime the market price per share of the Company’s common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of the Company’s common stock by GS & Co. under the GS 10b5-1 Plan may have resulted in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, GS & Co. purchased 432,638 shares of the Company’s common stock pursuant to the GS 10b5-1 Plan.

Common Stock Repurchase Plan

In February 2015, the Board of Directors approved a common stock repurchase plan (the “Company Repurchase Plan”), which authorized the Company’s purchase of up to $35,000 of its common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired on March 18, 2016.

In February 2016, the Board of Directors authorized the Company to repurchase up to $25,000 of the Company’s common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In February 2017, the Company’s Board of Directors renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2018.

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of such purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was renewed on March 17, 2017, and is scheduled to expire on March 18, 2018.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2017, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Company’s Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GSAM, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), and the Company exemptive relief (“Exemptive Relief”) that will permit the Company to co-invest with GS PMMC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors would need to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

Affiliates

At March 31, 2017 and December 31, 2016, Group Inc. owned 17.84% and 17.85%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the three months ended March 31, 2017, were as follows:

	Fair Value as of December 31, 2016	Gross Additions(4)	Gross Reductions(5)	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2017	Dividend and Interest Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$78,394	$13,400	$–	$429	$92,223	$2,450	$–
Total Controlled Affiliates	$78,394	$13,400	$–	$429	$92,223	$2,450	$–
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$1	$109,488	$(109,487)	$–	$2	$8	$–
CB-HDT Holdings, Inc.	18,510	–	–	801	19,311	91	–
Kawa Solar Holdings Limited	15,917	132	–	(771)	15,278	455	–
Prairie Provident Resources, Inc.(3)	2,178	–	–	(520)	1,658	–	–
NTS Communications, Inc.	47,498	1,696	–	(2,374)	46,820	1,681	6
Total Non-Controlled Affiliates	$84,104	$111,316	$(109,487)	$(2,864)	$83,069	$2,235	$6
Total Affiliates	$162,498	$124,716	$(109,487)	$(2,435)	$175,292	$4,685	$6

(1)

Together with The Regents of the University of California (“Cal Regents”, and collectively with the Company, the “Members”), the Company invests through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

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

(1)

Together with Cal Regents, the Company invests through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it has control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2 and $1, respectively) consisted of the following:

	March 31, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$420,339	$406,774	$436,896	$421,026
1st Lien/Last-Out Unitranche	340,380	317,084	329,455	310,254
2nd Lien/Senior Secured Debt	343,440	325,466	352,696	336,178
Unsecured Debt	3,115	3,115	3,115	3,115
Preferred Stock	11,135	11,570	11,123	11,833
Common Stock	13,083	7,810	11,633	6,490
Investment Funds & Vehicles(1)	90,992	92,223	77,592	78,394
Total Investments	$1,222,484	$1,164,042	$1,222,510	$1,167,290

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	March 31, 2017	December 31, 2016
Software	10.1%	9.8%
Diversified Telecommunication Services	8.1	8.0
Investment Funds & Vehicles	7.9	6.7
Health Care Technology	5.9	6.0
Air Freight & Logistics	5.9	3.8
Health Care Equipment & Supplies	5.9	4.7
Real Estate Management & Development	4.9	4.9
Electronic Equipment, Instruments & Components	4.9	4.8
Distributors	4.7	5.1
Professional Services	4.5	4.8
Building Products	4.4	6.4
Internet Software & Services	3.8	8.3
Health Care Providers & Services	3.8	3.2
Media	3.7	3.7
Aerospace & Defense	3.2	3.1
Machinery	3.1	3.1
Specialty Retail	2.6	2.6
Household Products	2.5	2.5
Food Products	1.9	1.0
Commercial Services & Supplies	1.8	1.7
Chemicals	1.8	–
Auto Components	1.7	1.7
Construction & Engineering	1.3	1.4
Leisure Equipment & Products	0.9	0.9
Energy Equipment & Services	0.6	0.6
Oil, Gas & Consumable Fuels	0.1	0.2
Computers & Peripherals	–	1.0
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2017	December 31, 2016
United States	98.6%	98.5%
Germany	1.3	1.3
Canada	0.1	0.2
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company invests together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers.

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $120,000 on a committed basis as of March 31, 2017. As of March 31, 2017, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. As of March 31, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $356,762 and $303,250, respectively.

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

As of March 31, 2017 and December 31, 2016, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	March 31, 2017		December 31, 2016
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$90,992	$100,000	$77,592
Cal Regents	100,000	90,992	100,000	77,592
Total	$200,000	$181,984	$200,000	$155,184

As of March 31, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $522,267 and $479,526, respectively. As of March 31, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of March 31, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $13,258 and $1,942, respectively. In addition, as of March 31, 2017, the Senior Credit Fund had four unfunded commitments totaling $8,452 and as of December 31, 2016, the Senior Credit Fund had three unfunded commitments totaling $6,296.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Total senior secured debt(1)	$534,438	$489,657
Weighted average current interest rate on senior secured debt(2)	6.6%	6.6%
Number of borrowers in the Senior Credit Fund	38	37
Largest loan to a single borrower(1)	$24,266	$24,618

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of March 31, 2017

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Ansira Partners, Inc.(+++)	Media	L + 6.50% (1.00% Floor)	12/20/2022	$8,727	$8,642	$8,640
Ansira Partners, Inc.(1) (2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	(12)	(13)
ASC Acquisition Holdings, LLC(+) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11,109	11,003	10,998
ASC Acquisition Holdings, LLC(1) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	—	—
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,725	16,572	16,474
Badger Sportswear, Inc.(+)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,925	14,785	14,850
ConvergeOne Holdings Corporation(+++) (4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17,356	17,228	17,291
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,745	16,598	16,912
CST Buyer Company(++++)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	20,700	20,137	20,131
CST Buyer Company(1) (2)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	1,800	(49)	(49)
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,760	11,671	11,192
DiscoverOrg, LLC(+) (3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7,047	7,023	7,029
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,840	15,559	15,919
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,925	9,833	10,024
GK Holdings, Inc.(+++)	IT Services	L + 6.00% (1.00% Floor)	01/20/2021	17,595	17,514	17,419
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,865	8,831	8,710
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17,909	17,387	17,909
Hygiena Borrower LLC(+++)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	16,000	15,842	15,832
Hygiena Borrower LLC(1) (2)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	1,667	(25)	(17)
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,952	4,899	4,990
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,215	15,116	14,911
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11,608	11,438	11,608
Liquidnet Holdings, Inc.(+) (4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24,266	24,017	24,084
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,900	9,669	9,851
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,809	15,673	15,888
Mister Car Wash, Inc.(++)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	7,963	7,904	8,012
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,890	18,833	18,984
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3,969	3,960	3,979
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	17,955	17,788	17,775
Pomeroy Group LLC(+++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,879	15,451	15,641
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7,450	7,354	7,473
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,474	10,373	10,369
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,830	16,684	16,704
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,592	9,482	9,412
SciQuest, Inc.(+++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	18,430	18,343	18,338
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,069	10,969	10,958
SMS Systems Maintenance Services, Inc.(+)	IT Services	L + 5.00% (1.00% Floor)	10/30/2023	14,963	14,889	15,037
Stackpath, LLC(++++)	Internet Software & Services	L + 5.00% (1.00% Floor)	02/03/2023	17,000	16,832	16,830
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,930	13,801	13,791
U.S. Acute Care Solutions, LLC(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	12,968	12,842	12,838
Zep Inc.(+)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,871	11,849	12,019

Total 1st Lien/Senior Secured Debt					496,705	498,743

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	$9,737	$9,655	$9,664

Total 1st Lien/First-Out Unitranche					9,655	9,664

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+) (3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8,000	7,863	7,860
GK Holdings, Inc.(+++)	IT Services	L + 10.25% (1.00% Floor)	01/20/2022	6,000	5,907	6,000

Total 2nd Lien/Senior Secured Debt					13,770	13,860

Total Corporate Debt					520,130	522,267

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.61%(5)		13,257,841	$13,258	$13,258

Total Investments in Affiliated Money Market Fund					13,258	13,258

TOTAL INVESTMENTS					$533,388	$535,525

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.98%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2017 was 1.03%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2017 was 1.42%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of March 31, 2017 was 1.80%.
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

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of March 31, 2017.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,950	$4,864	$4,950
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,727	8,640	8,640
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11,250	11,138	11,137
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,767	16,607	16,348
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,963	14,861	14,850
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17,401	17,261	17,314
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,873	16,717	17,041
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,790	11,697	10,729
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7,147	7,121	7,075
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,880	15,589	15,920
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,950	9,855	10,025
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,640	17,555	17,464
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,888	8,852	8,510
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17,955	17,407	17,910
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,965	4,909	5,039
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,805	15,700	15,746
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11,986	11,803	11,956
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24,618	24,340	24,433
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,925	9,684	9,875
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,849	15,708	15,769
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6,650	6,600	6,658
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1,333	–	12
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,937	18,878	18,997
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3,979	3,970	3,989
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13,578	13,510	13,552
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18,000	17,820	17,820
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,920	15,472	15,760
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7,469	7,369	7,553
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,500	10,395	10,395
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,873	16,719	16,704
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,592	9,476	9,448
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13,930	13,863	13,860
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,213	11,107	11,100
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,860	13,762	13,721
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13,000	12,870	12,870
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,808	10,614	10,871
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,901	11,879	11,961

Total 1st Lien/Senior Secured Debt					454,612	456,002

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9,762	9,676	9,664

Total 1st Lien/First-Out Unitranche					9,676	9,664

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	$8,000	$7,858	$7,860
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,904	6,000

Total 2nd Lien/Senior Secured Debt					13,762	13,860

Total Corporate Debt					478,050	479,526

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.45%(5)		1,941,599	$1,942	$1,942

Total Investments in Affiliated Money Market Fund					1,942	1,942

TOTAL INVESTMENTS					$479,992	$481,468

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2016.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$535,525	$481,468
Cash and other assets	10,857	10,930
Total assets	$546,382	$492,398

Debt (1)	$354,064	$300,574
Other liabilities	7,872	35,036
Total liabilities	$361,936	$335,610
Members’ equity	184,446	156,788
Total liabilities and members’ equity	$546,382	$492,398

(1)	Net of deferred financing costs for the SPV I Term Loan Facility in the amount of $2,698 and $2,676 as of March 31, 2017 and December 31, 2016, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Selected Statements of Operations Information:
Total investment income	$8,426	$5,000

Expenses
Interest and other debt expenses	3,099	2,105
Excess loan origination and structuring fees	–	126
Professional fees	179	107
Administration and custodian fees	95	79
Other expenses	33	12
Total expenses	3,406	2,429
Total net income	5,020	2,571
Net realized gain (loss) on investments	77	–
Net change in unrealized appreciation (depreciation) on investments	661	(223)
Net increase (decrease) in members’ equity	$5,758	$2,348

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three months ended March 31, 2017 and 2016, the Company accrued income based on loan origination and structuring fees of $0 and $107, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$370,677	• Discount Rate	9.1% – 20.0% (11.8%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$310,126	• Discount Rate	10.7% –18.0% (13.3%)
Comparable multiples:
		• EV/Revenue	0.3x – 1.1x (0.7x)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$207,527	• Discount Rate	10.8% – 15.5% (12.1%)

Comparable multiples:
		• EV/EBITDA(5)	8.4x – 11.9x (7.2x)
	Unsecured Debt $3,115	Discounted cash flows: • Discount Rate	2.8% – 6.2% (12.0%)
Equity	Preferred Stock	Comparable multiples:
	$11,570	• EV/EBITDA(5)	6.1x – 19.0x (6.5x)
		Collateral Analysis: • Recovery Rate	10.0%
	Common Stock	Comparable multiples:
	$4,702	• EV/EBITDA(5)	6.1x – 19.0x (6.5x)

(1)

Included within Level 3 Assets of $986,128 is an amount of $78,411 in which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2016(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$379,181	• Discount Rate	9.1% – 20% (11.6%)
Comparable multiples:
		• EV/EBITDA(5)	2.9x – 19.5x (5.0x)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$310,254	• Discount Rate	10.8% – 15.6% (12.9%)
Comparable multiples:
		• EV/EBITDA(5)	7.7x – 13.2x (7.9x)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$214,643	• Discount Rate	10.7% – 48.1% (12.6%)
Comparable multiples:
		• EV/EBITDA(5)	6.5x – 9.1x (6.8x)
Equity	Preferred Stock	Comparable multiples:
	$11,083	• EV/EBITDA(5)	5.6x – 12.3x (6.3x)
	Common Stock	Comparable multiples:
	$4,312	• EV/EBITDA(5)	5.6x – 12.3x (6.3x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,500	$387,274	$406,774
1st Lien/Last-Out Unitranche	–	–	317,084	317,084
2nd Lien/Senior Secured Debt	–	64,533	260,933	325,466
Unsecured Debt	–	–	3,115	3,115
Preferred Stock	–	–	11,570	11,570
Common Stock	–	1,658	6,152	7,810
Affiliated Money Market Fund	2	–	–	2
Subtotal	$2	$85,691	$986,128	$1,071,821
Investments measured at NAV(1)				92,223
Total assets				$1,164,044

(1)	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$41,845	$379,181	$421,026
1st Lien/Last-Out Unitranche	–	–	310,254	310,254
2nd Lien/Senior Secured Debt	–	67,160	269,018	336,178
Unsecured Debt	–	–	3,115	3,115
Preferred Stock	–	–	11,833	11,833
Common Stock	–	2,178	4,312	6,490
Affiliated Money Market Fund	1	–	–	1
Subtotal	$1	$111,183	$977,713	$1,088,897
Investments measured at NAV(1)				78,394
Total assets				$1,167,291

(1)	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2017
1st Lien/Senior Secured Debt	$379,181	$16,789	$–	$291	$(9,535)	$548	$–	$–	$387,274
1st Lien/Last-Out Unitranche	310,254	11,092	–	(4,095)	(713)	546	–	–	317,084
2nd Lien/Senior Secured Debt	269,018	66,309	–	(3,746)	(71,250)	602	–	–	260,933
Unsecured Debt	3,115	–	–	–	–	–	–	–	3,115
Preferred Stock	11,833	13	–	(276)	–	–	–	–	11,570
Common Stock	4,312	1,450	–	390	–	–	–	–	6,152
Total assets	$977,713	$95,653	$–	$(7,436)	$(81,498)	$1,696	$–	$–	$986,128

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2017 totaled $(6,376) consisting of the following: 1st Lien/Senior Secured Debt $291, 1st Lien/Last-Out Unitranche $(4,095), 2nd Lien/Senior Secured Debt $(2,686), Unsecured Debt $0, Preferred Stock $(276), and Common Stock $390.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For three months ended March 31, 2016, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2017 and December 31, 2016, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2017 and December 31, 2016, was $119,600 and $116,006, respectively, based on broker quotes received by the Company.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017 and December 31, 2016, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 2.31 to 1 and 2.32 to 1, respectively.

The Company’s outstanding debt as of March 31, 2017 and December 31, 2016 was as follows:

	As of
	March 31, 2017				December 31, 2016
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)	$605,000	$391,000	$214,000	$391,000	$605,000	$387,750	$217,250	$387,750
Convertible Notes(2)	115,000	115,000	–	110,617	115,000	115,000	–	110,402
Total Debt	$720,000	$506,000	$214,000	$501,617	$720,000	$502,750	$217,250	$498,152

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,699 and OID net of accretion of $684 as of March 31, 2017, and net of unamortized debt issuance costs of $3,884 and OID net of accretion of $714 as of December 31, 2016.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2017 and the year ended December 31, 2016 are 3.26% and 2.65%, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility.

On October 3, 2014, the Company amended and restated the Revolving Credit Facility to, among other things: increase the aggregate borrowing amount on a committed basis, increase the total borrowing capacity, extend the maturity date, and reduce the applicable margin of borrowings.

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

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries that are formed or acquired by the Company in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $458,275, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2017, the Company was in compliance with these covenants.

Costs of $9,704 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2017 and December 31, 2016, deferred financing costs were $5,714 and $6,018, respectively.

The summary information of the Revolving Credit Facility for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Borrowing interest expense	$2,458	$2,587
Facility fees	241	146
Amortization of financing costs	304	302
Total	$3,003	$3,035
Weighted average interest rate	2.83%	2.47%
Average outstanding balance	$351,847	$421,946

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

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

As of March 31, 2017 and December 31, 2016, the components of the carrying value of the Convertible Notes were as follows:

	March 31, 2017	December 31, 2016
Principal amount of debt	$115,000	$115,000
OID, net of accretion	684	714
Unamortized debt issuance costs	3,699	3,884
Carrying value	$110,617	$110,402
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.61%	4.60%

For the three months ended March 31, 2017 and 2016, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Borrowing interest expense	$1,294	N/A
Accretion of OID	30	N/A
Amortization of debt issuance costs	185	N/A
Total	$1,509	N/A

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of March 31, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Iracore International Holdings, Inc.	04/30/2017	$3,112	$–	–	$–	$–
Legacy Buyer Corp.	10/24/2019	800	(22)	10/24/2019	800	(28)
Elemica, Inc.	07/07/2021	6,000	(120)	07/07/2021	6,000	(135)
Netvoyage Corporation	03/24/2022	654	(13)	–	–	–
Total 1st Lien/Senior Secured Debt		10,566	(155)		6,800	(163)
1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	06/05/2017	666	(298)	–	–	–
Bolttech Mannings, Inc.	10/04/2017	666	(298)	–	–	–
Total 1st Lien/Last-Out Unitranche		1,332	(596)		–	–
Total		$11,898	$(751)		$6,800	$(163)

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

8.	NET ASSETS

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 3, 2015	December 31, 2015	January 28, 2016	8,206

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$14,565	$5,401
Denominator for basic and diluted earnings per share - weighted average shares outstanding	36,340,808	36,306,881
Basic and diluted earnings per share	$0.40	$0.15

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2017 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2017. Therefore, for the three months ended March 31, 2017, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the three months ended March 31, 2016, diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Per Share Data:(1)
NAV, beginning of period	$18.31	$18.97
Net investment income (loss)	0.49	0.58
Net realized and unrealized gains (losses)	(0.09)	(0.43)

Net increase (decrease) in net assets resulting from operations	0.40	0.15

Cost of issuance of common stock, net of underwriting and offering costs	–	–
Distributions declared from net investment income(2)	(0.45)	(0.45)

Total increase (decrease) in net assets	(0.05)	(0.30)

NAV, end of period	$18.26	$18.67

Market price, end of period	$24.64	$19.60

Shares outstanding, end of period	36,342,786	36,306,880
Weighted average shares outstanding	36,340,808	36,306,881
Total return based on NAV(3)	1.61%	0.75%
Total return based on market value(4)	6.75%	5.60%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$663,600	$677,713
Ratio of net expenses to average net assets(5)	8.61%	5.83%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	3.58%	3.21%
Ratio of interest and other debt expenses to average net assets(6)	2.75%	1.79%
Ratio of incentive fees to average net assets(6)	2.28%	0.83%
Ratio of total expenses to average net assets(5)	8.61%	5.83%
Ratio of net investment income to average net assets(5)(7)	11.04%	12.58%
Average debt outstanding	$466,847	$421,946
Average debt per share(8)	$12.85	$11.62
Portfolio turnover	9%	3%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the three months ended March 31, 2017 and 2016, annualized except for certain components of other income.
(8)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In April 2017, the Company and Cal Regents each contributed $3,350 to the Senior Credit Fund, a controlled affiliated investment.

As of March 31, 2017, the Company held first lien debt in Iracore International Holdings, Inc. (“Iracore”) with a cost basis of $21,401 and fair value of $7,003. Effective April 13, 2017, the Company entered into an Exchange Agreement whereby the first lien debt held by the Company was exchanged for non-income producing common equity with a fair value of $7,003, resulting in a realized loss of $14,398 on the existing first lien debt investment. As a result of the receipt of non-income producing securities, the investment was taken off of non-accrual status in Q2 2017. In addition, the Company’s existing unfunded commitment was fully funded in the amount of $3,389 in a new first lien loan to Iracore in order to retire certain of Iracore’s other outstanding secured obligations.

On May 1, 2017, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 17, 2017 to holders of record as of June 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2017, we originated more than $2.05 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Risk Factors—We operate in a highly competitive market for investment opportunities” and “Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2016.

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

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our investment management agreement (as amended and restated as of January 1, 2015, the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including those relating to:

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $0.00 million, respectively) consisted of the following:

	As of
	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$420.34	$406.77	34.9%	$436.90	$421.03	36.1%
First Lien/Last-Out Unitranche	340.38	317.08	27.2	329.45	310.25	26.6
Second Lien/Senior Secured Debt	343.44	325.47	28.0	352.70	336.18	28.8
Unsecured Debt	3.12	3.12	0.3	3.12	3.12	0.3
Preferred Stock	11.14	11.57	1.0	11.12	11.83	1.0
Common Stock	13.08	7.81	0.7	11.63	6.49	0.5
Investment Funds & Vehicles	90.99	92.22	7.9	77.59	78.39	6.7

Total Investments	$1,222.49	$1,164.04	100.0%	$1,222.51	$1,167.29	100.0%

As of March 31, 2017 and December 31, 2016, the weighted average yield on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.3%	10.0%	10.6%
First Lien/Last-Out Unitranche(2)	11.4%	15.1%	11.3%	14.2%
Second Lien/Senior Secured Debt(2)	9.8%	10.4%	10.5%	11.0%
Unsecured Debt(2)	12.0%	12.0%	12.0%	12.0%
Preferred Stock(3)	0.5%	0.1%	0.5%	0.5%
Common Stock(3)	–%	–%	–%	–%
Investment Funds & Vehicles(4)	14.2%	14.1%	14.5%	14.5%
Total Portfolio	10.5%	11.8%	10.6%	11.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(4)

Computed based on the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Number of portfolio companies(1)	43	40
Percentage of performing debt bearing a floating rate(2)	96.1%	92.8%
Percentage of performing debt bearing a fixed rate(2)(3)	3.9%	7.2%
Weighted average leverage (net debt/EBITDA)(4)	4.6x	4.8x
Weighted average interest coverage(4)	2.7x	2.7x
Median EBITDA(4)	$ 25.22 million	$ 25.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to the Senior Credit Fund, LLC Selected Financial Data.
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of our portfolio companies’ debt (net of cash), including all of our investment and the amount of debt senior to us, to our portfolio companies’ EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans and investments that are underwritten based on recurring revenue where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments, including the Company’s exposure to underlying debt investments in the Senior Credit Fund and excluding collateral loans and investments that are underwritten based on recurring revenue where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$69.18	5.9%	$164.98	14.1%
Grade 2	915.24	78.7	817.88	70.1
Grade 3	165.67	14.2	167.60	14.4
Grade 4	13.95	1.2	16.83	1.4

Total Investments	$1,164.04	100.0%	$1,167.29	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,176.14	96.2%	$1,176.24	96.2%
Non-accrual	46.35	3.8	46.27	3.8

Total Investments	$1,222.49	100.0%	$1,222.51	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2017 and 2016 by investment type:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
New investment commitments at cost:
Gross originations	$112.56	$46.89
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$112.56	$46.89
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$20.44	$–
First Lien/Last-Out Unitranche	10.96	–
Second Lien/Senior Secured Debt	66.31	38.71
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	1.45	–
Investment Funds & Vehicles	13.40	8.18

Total	$112.56	$46.89

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$33.54	$2.23
First Lien/Last-Out Unitranche	0.71	3.21
Second Lien/Senior Secured Debt	76.05	25.00
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$110.30	$30.44

Net increase (decrease) in portfolio	$2.26	$16.45

Number of new investment commitments in new portfolio companies(3)	6	1
Total new investment commitment amount in new portfolio companies(3)	$78.81	$38.71
Average new investment commitment amount in new portfolio companies(3)	$13.14	$38.71
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(3)(4)	6.8	5.9
Number of new investment commitments in existing portfolio companies(3)	4	1
Total new investment commitment amount in existing portfolio companies(3)	$33.75	$8.18
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(3)	100.0%	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(3)(5)	–%	–%
Weighted average stated interest rate of new investment commitments in new portfolio companies(3)	9.5%	10.0%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(3)	8.5%	9.0%
Weighted average stated interest rate on investments sold or paid down	12.5%	9.8%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Total investment income	$32.19	$31.34
Net expenses	(13.87)	(9.92)

Net investment income (loss) before taxes	18.32	21.42
Excise tax expense	(0.37)	(0.21)

Net investment income (loss) after taxes	17.95	21.21
Net realized gain (loss) on investments	(0.17)	–
Net unrealized appreciation (depreciation) on investments	(3.22)	(15.81)

Net increase in net assets resulting from operations	$14.56	$5.40

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Interest	$29.18	$29.13
Dividend income	2.47	1.91
Other income	0.54	0.30

Total investment income	$32.19	$31.34

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, remained relatively unchanged at $29.18 million for the three months ended March 31, 2017 as compared to $29.13 million for the three months ended March 31, 2016. Included in interest for the three months ended March 31, 2017 and 2016 is $1.33 million and $0.26 million, respectively, in prepayment premiums, $0.29 million and $0.49 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $1.66 million and $0.00 million, respectively, in PIK interest.

Dividend income

Dividend income increased from $1.91 million for the three months ended March 31, 2016 to $2.47 million for the three months ended March 31, 2017 primarily as a result of increased distributions from the Senior Credit Fund during the three months ended March 31, 2017. The dividend income from Senior Credit Fund increased from $1.28 million for the three months ended March 31, 2016 to $2.45 million for the three months ended March 31, 2017.

Other income

Other income increased from $0.30 million for the three months ended March 31, 2016 to $0.54 million for the three months ended March 31, 2017 primarily as a result of the accrual of amendment fees, partially offset by a decrease in loan origination fee income earned from the Senior Credit Fund.

Expenses

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Interest and other debt expenses	$4.51	$3.03
Management fees	4.46	4.13
Incentive fees	3.73	1.40
Professional fees	0.46	0.60
Administration, custodian and transfer agent fees	0.19	0.23
Directors’ fees	0.17	0.22
Other expenses	0.35	0.31

Total Expenses	$13.87	$9.92

Interest and other debt expenses

Interest and other debt expenses increased from $3.03 million for the three months ended March 31, 2016 to $4.51 million for the three months ended March 31, 2017 primarily due to our issuance of Convertible Notes on October 3, 2016. Included in interest and other debt expenses for the three months ended March 31, 2017 is $1.51 million in interest expense, accretion of OID and amortization of debt issuance costs related to the Convertible Notes that were issued on October 3, 2016.

Management Fees and Incentive Fees

Management Fees increased from $4.13 million for the three months ended March 31, 2016 to $4.46 million for the three months ended March 31, 2017 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $1.40 million for the three months ended March 31, 2016 to $3.73 million for the three months ended March 31, 2017 as a result of an increase in the cap on Incentive Fees for the period which is primarily due to an decrease in net capital loss on our investments.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended March 31, 2016 remained relatively consistent as compared to the three months ended March 31, 2017.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2017 and 2016 consisted of the following:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
P2 Upstream Acquisition Co.	$(0.17)	$–
Other, net	–	–

Net realized gain (loss)	$(0.17)	$–

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Change in unrealized appreciation	$6.87	$10.53
Change in unrealized depreciation	(10.09)	(26.34)

Net change in unrealized appreciation (depreciation) on investments	$(3.22)	$(15.81)

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2017 and 2016 consisted of the following:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$1.18	$(1.80)
Bolttech Mannings, Inc.	(1.83)	(1.68)
CB-HDT Holdings, Inc.	0.80	–
Dispensing Dynamics International	0.84	(1.76)
DuBois Chemicals, Inc.	0.26	–
Global Tel*Link Corporation	0.65	4.09
Heligear Acquisition Co.	(0.03)	(0.19)
Highwinds Capital, Inc.	(1.05)	(0.04)
Hunter Defense Technologies, Inc.	–	(13.62)
Hutchinson Technology, Inc.	(0.01)	(0.31)
iFly Holdings LLC	–	(0.40)
Infinity Sales Group	0.22	(0.03)
Iracore International Holdings, Inc.	0.01	(0.75)
Kawa Solar Holdings Limited	(0.77)	0.07
Legacy Buyer Corp.	0.23	(0.03)
Madison-Kipp Corporation	0.06	0.34
Mervin Manufacturing, Inc.	0.10	(0.31)
NTS Communications, Inc.	(2.37)	(0.48)
Oasis Outsourcing Holdings, Inc.	–	(0.31)
P2 Upstream Acquisition Co.	0.67	(1.84)
Prairie Provident Resources, Inc.	(0.52)	(0.39)
Pro-Pet, LLC	0.12	(0.31)
Reddy Ice Corporation	0.43	0.08
Securus Technologies Holdings, Inc.	0.54	5.68
Senior Credit Fund, LLC	0.43	(0.10)
United Road Services, Inc.	0.06	(0.49)
Washington Inventory Service	(2.98)	(1.23)
Other, net(1)	(0.26)	–

Total	$(3.22)	$(15.81)

(1)

For the three months ended March 31, 2017 and 2016, other, net includes gross unrealized appreciation of $0.27 million and $0.27 million, respectively, and gross unrealized depreciation of $(0.53) million and $(0.27) million, respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invest together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

Selected Financial Data

As of March 31, 2017 and December 31, 2016, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	March 31, 2017		December 31, 2016
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	( in millions)		( in millions)
Company	$100.00	$90.99	$100.00	$77.59
Cal Regents	100.00	90.99	100.00	77.59

Total	$200.00	$181.98	$200.00	$155.18

As of March 31, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $522.27 million and $479.53 million, respectively. As of March 31, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of March 31, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $13.26 million and $1.94 million, respectively. In addition, the Senior Credit Fund had four unfunded commitments totaling $8.45 million as of March 31, 2017, and three unfunded commitments totaling $6.30 million as of December 31, 2016.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2017 and December 31, 2016:

As of
	March 31, 2017	December 31, 2016
Number of portfolio companies	38	37
Total senior secured debt(1)	$534.44 million	$489.66 million
Largest loan to a single borrower(1)	$24.27 million	$24.62 million
Weighted average current interest rate on senior secured debt(2)	6.6%	6.6%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	– %	–%
Weighted average leverage (net debt/EBITDA)(4)	3.9x	3.8x
Weighted average interest coverage(4)	3.2x	3.2x
Median EBITDA(4)	$63.02 million	$68.70 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company of the Senior Credit Fund, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of the Senior Credit Fund’s portfolio companies’ debt (net of cash), including all of its investment and the amount of debt senior to it, to its portfolio companies as a multiple of EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of the Senior Credit Fund’s debt investments. The weighted average interest coverage ratio (EBITDA to total interest expense) of the Senior Credit Fund’s portfolio companies reflects its performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of March 31, 2017

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
					(in millions)

1st Lien/Senior Secured Debt
Ansira Partners, Inc.(+++)	Media	L + 6.50% (1.00% Floor)	12/20/2022	$8.73	$8.64	$8.64
Ansira Partners, Inc.(1) (2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1.27	(0.01)	(0.01)
ASC Acquisition Holdings, LLC(+) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11.11	11.00	11.00
ASC Acquisition Holdings, LLC(1) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3.75	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16.73	16.57	16.47
Badger Sportswear, Inc.(+)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14.93	14.79	14.85
ConvergeOne Holdings Corporation(+++) (4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17.35	17.23	17.29
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16.74	16.60	16.91
CST Buyer Company(++++)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	20.70	20.14	20.13
CST Buyer Company(1) (2)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	1.80	(0.05)	(0.05)
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.76	11.67	11.19
DiscoverOrg, LLC(+) (3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7.05	7.02	7.03
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15.84	15.56	15.92
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9.92	9.83	10.02
GK Holdings, Inc.(+++)	IT Services	L + 6.00% (1.00% Floor)	01/20/2021	17.59	17.52	17.42
HC Group Holdings III, Inc.(++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.86	8.83	8.71
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17.91	17.39	17.91

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Hygiena Borrower LLC(+++)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	16.00	15.84	15.83
Hygiena Borrower LLC(1) (2)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	1.67	(0.03)	(0.02)
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4.95	4.90	4.99
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.22	15.12	14.91
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11.61	11.44	11.61
Liquidnet Holdings, Inc.(+) (4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24.27	24.02	24.09
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.90	9.67	9.85
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.81	15.67	15.89
Mister Car Wash, Inc.(++)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	7.96	7.90	8.01
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18.89	18.83	18.98
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3.97	3.96	3.98
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	17.96	17.79	17.78
Pomeroy Group LLC(+++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.88	15.45	15.64
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7.45	7.36	7.47
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10.47	10.37	10.37
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.83	16.68	16.71
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.59	9.48	9.41
SciQuest, Inc.(+++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	18.43	18.34	18.34
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11.07	10.97	10.96
SMS Systems Maintenance Services, Inc.(+)	IT Services	L + 5.00% (1.00% Floor)	10/30/2023	14.96	14.89	15.04
Stackpath, LLC(++++)	Internet Software & Services	L + 5.00% (1.00% Floor)	02/03/2023	17.00	16.83	16.83
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13.93	13.80	13.79
U.S. Acute Care Solutions, LLC(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	12.97	12.84	12.84
Zep Inc.(+)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11.87	11.85	12.02

Total 1st Lien/Senior Secured Debt					496.70	498.75

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	$9.74	$9.66	$9.66

Total 1st Lien/First-Out Unitranche					9.66	9.66

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+) (3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.86	7.86
GK Holdings, Inc.(+++)	IT Services	L + 10.25% (1.00% Floor)	01/20/2022	6.00	5.91	6.00

Total 2nd Lien/Senior Secured Debt					13.77	13.86

Total Corporate Debt					520.13	522.27

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.98%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of March 31, 2017 was 1.03%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of March 31, 2017 was 1.42%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of March 31, 2017 was 1.80%.
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

(3)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$535.53	$481.47
Cash and other assets	10.85	10.93

Total assets	$546.38	$492.40

Debt(1)	$354.06	$300.57
Other liabilities	7.87	35.04

Total liabilities	$361.93	$335.61

Members’ equity	$184.45	$156.79

Total liabilities and members’ equity	$546.38	$492.40

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of March 31, 2017 and December 31, 2016, which were in the amount of $2.70 million and $2.68 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Selected Statement of Operations Information
Total investment income	$8.43	$5.00

Expenses
Interest and other debt expenses	3.10	2.11
Excess loan origination and structuring fees	–	0.13
Professional fees	0.18	0.11
Administration and custodian fees	0.10	0.07
Other expenses	0.03	0.01

Total expenses	3.41	2.43

Net investment income (loss)	5.02	2.57

Net realized gain (loss) on investments	0.08	–
Net unrealized appreciation (depreciation) on investments	0.66	(0.22)

Net increase (decrease) in members’ equity	$5.76	$2.35

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provides for borrowings in an aggregate amount up to $120.00 million on a committed basis as of March 31, 2017. As of March 31, 2017, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan.

As of March 31, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $356.76 million, and $303.25 million, respectively. The summary information of the Asset Based Facility for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Borrowing interest expense	$2.74	$1.23
Facility fees	0.17	0.26
Amortization of financing costs	0.19	0.33
Total	$3.10	$1.82
Weighted average interest rate	3.40%	3.10%
Average outstanding balance	$322.00	$159.80

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis, New York Branch (“Natixis”) as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. The summary information of the Subscription Facility for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)
Borrowing interest expense	N/A	$0.25
Facility fees	N/A	0.01
Amortization of financing costs	N/A	0.03
Total	N/A	$0.29
Weighted average interest rate	N/A	2.40%
Average outstanding balance	N/A	$42.33

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017 and December 31, 2016, our asset coverage ratio was 2.31 to 1 and 2.32 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2017, we had cash of approximately $8.93 million, an increase of $4.37 million from December 31, 2016. Cash provided by operating activities for the three months ended March 31, 2017 was approximately $17.86 million, primarily driven by an increase in net assets resulting from operations of $14.56 million, proceeds from sales and principal repayments of $110.30 million and proceeds from other operating activities of $0.46 million, partially offset by purchases of investments of $107.46 million. Cash used by financing activities for the three months ended March 31, 2017 was approximately $13.50 million, primarily driven by repayments on debt of $95.00 million, distributions paid of $16.10 million, and other financing activities of $0.65 million, partially offset by proceeds from the borrowings on debt of $98.25 million.

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

10b5-1 Plan

GS & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, which provided for the purchase by GS & Co. in the open market of up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required GS & Co. to purchase shares of our common stock when the market price per share was below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). The purchase of shares by GS & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law. Under the GS 10b5-1 Plan, GS & Co. increased the volume of purchases made anytime the market price per share of our common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by GS & Co. under the GS 10b5-1 Plan may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, GS & Co. purchased 432,638 shares of our common stock pursuant to the GS 10b5-1 Plan.

Common Stock Repurchase Plan

In February 2015, our Board of Directors approved a common stock repurchase plan (the “Company Repurchase Plan”), which authorized our purchase of up to $35.00 million of our common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired on March 18, 2016.

In February 2016, our Board of Directors authorized us to repurchase up to $25.00 million of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In February 2017, the Company’s Board of Directors renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2018.

In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was renewed on March 17, 2017, and is scheduled to expire on March 18, 2018.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2017, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

Concurrent with the IPO, we adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan.

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2017 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 1, 2016	December 31, 2016	January 17, 2017	11,124

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 3, 2015	December 31, 2015	January 28, 2016	8,206

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of March 31, 2017:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$391.00	$–	$–	$391.00	$–
Convertible Notes	$115.00	$–	$–	$–	$115.00

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent.

On October 3, 2014, we amended and restated the Revolving Credit Facility to, among other things: increase the aggregate borrowing amount on a committed basis, increase the total borrowing capacity, extend the maturity date, and reduce the applicable margin of borrowings.

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $458.28 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. As of March 31, 2017, we were in compliance with these covenants.

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

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2016, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of March 31, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2017 and December 31, 2016, our unfunded commitments to provide funds to portfolio companies are as follows:

	As of
	March 31, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$10.57	$6.80
First Lien/Last-Out Unitranche	1.33	–

Total	$11.90	$6.80

RECENT DEVELOPMENTS

In April 2017, we and Cal Regents each contributed $3.35 million to the Senior Credit Fund, a controlled affiliated investment.

As of March 31, 2017, we held first lien debt in Iracore International Holdings, Inc. (“Iracore”) with a cost basis of $21.40 million and fair value of $7.00 million. Effective April 13, 2017, we entered into an Exchange Agreement whereby the first lien debt held by us was exchanged for non-income producing common equity with a fair value of $7.00 million, resulting in a realized loss of $14.40 million on the existing first lien debt investment. As a result of the receipt of non-income producing securities, the investment was taken off of non-accrual status in Q2 2017. In addition, our existing unfunded commitment was fully funded in the amount of $3.39 million in a new first lien loan to Iracore in order to retire certain of Iracore’s other outstanding secured obligations.

On May 1, 2017, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 17, 2017 to holders of record as of June 30, 2017.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are described in more detail below.

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

(2)

Our Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to our Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, we had two investments on non-accrual status, which represented 3.8% and 1.2% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2016, we had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively.

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

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if our Board of Directors declares a cash distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its distribution automatically reinvested in additional shares of our common stock rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan.

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

As of March 31, 2017 and December 31, 2016, on a fair value basis, approximately 3.9% and 7.2%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.1% and 92.8%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
( in millions)
Up 300 basis points	$27.41	$(11.04)	$16.37
Up 200 basis points	18.19	(7.36)	10.83
Up 100 basis points	8.98	(3.68)	5.30
Up 75 basis points	6.67	(2.76)	3.91
Up 50 basis points	4.37	(1.84)	2.53
Up 25 basis points	2.07	(0.92)	1.15
Down 25 basis points	(0.88)	0.92	0.04
Down 50 basis points	(1.08)	1.84	0.76
Down 75 basis points	(1.25)	2.76	1.51
Down 100 basis points	(1.36)	3.62	2.26
Down 200 basis points	(1.55)	3.73	2.18
Down 300 basis points	(1.55)	3.85	2.30

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 28, 2017. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

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

INDEX TO EXHIBITS

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

GOLDMAN SACHS BDC, INC.

Date: May 4, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)