Form 10-Q
period 2017-06-30
Goldman Sachs BDC, Inc.
filed 2017-08-03
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 3, 2017 was 40,109,905.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $951,462 and $1,055,203, respectively)	$926,267	$1,004,793
Non-controlled affiliated investments (cost of $105,884 and $89,715, respectively)	90,756	84,103
Controlled affiliated investments (cost of $94,342 and $77,592, respectively)	94,823	78,394
Investments in affiliated money market fund (cost of $2,123 and $1, respectively)	2,123	1

Total investments, at fair value (cost of $1,153,811 and $1,222,511, respectively)	1,113,969	1,167,291
Cash	37,493	4,565
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,769	7,841
Dividend receivable from controlled affiliated investments	2,450	1,925
Other income receivable from controlled affiliated investments	746	2,212
Deferred financing costs	5,418	6,018
Deferred offering costs	–	605
Other assets	178	76

Total assets	$1,167,023	$1,190,533

Liabilities

Debt (net of debt issuance costs of $4,165 and $4,598, respectively)	$408,085	$498,152
Interest and other debt expenses payable	2,067	1,569
Management fees payable	4,351	4,406
Incentive fees payable	1,238	1,474
Distribution payable	18,041	16,349
Accrued offering costs	490	518
Directors’ fees payable	176	8
Accrued expenses and other liabilities	1,877	2,920

Total liabilities	$436,325	$525,396

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,091,488 and 36,331,662 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	40	36
Paid-in capital in excess of par	800,649	719,847
Accumulated net realized gain (loss)	(62,005)	(23,729)
Accumulated undistributed net investment income	33,277	25,624
Net unrealized appreciation (depreciation) on investments	(39,842)	(55,220)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$730,698	$665,137

TOTAL LIABILITIES AND NET ASSETS	$1,167,023	$1,190,533

Net asset value per share	$18.23	$18.31

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$30,213	$26,489	$57,179	$55,620
Dividend income	–	630	–	1,257
Other income	300	204	835	397

Total investment income from non-controlled/non-affiliated investments	30,513	27,323	58,014	57,274
From non-controlled affiliated investments:
Interest income	2,282	–	4,494	–
Dividend income	20	11	43	22
Other income	6	–	12	–

Total investment income from non-controlled affiliated investments	2,308	11	4,549	22
From controlled affiliated investments:
Dividend income	2,450	1,550	4,900	2,825
Other income	746	437	746	544

Total investment income from controlled affiliated investments	3,196	1,987	5,646	3,369

Total investment income	$36,017	$29,321	$68,209	$60,665

Expenses:
Interest and other debt expenses	$4,839	$3,246	$9,351	$6,281
Management fees	4,351	4,188	8,812	8,314
Incentive fees	1,238	2,085	4,971	3,489
Professional fees	473	585	934	1,181
Administration, custodian and transfer agent fees	195	215	389	441
Directors’ fees	175	256	348	480
Other expenses	285	327	623	635

Total expenses	$11,556	$10,902	$25,428	$20,821

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$24,461	$18,419	$42,781	$39,844

Excise tax expense	$368	$221	$733	$434

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$24,093	$18,198	$42,048	$39,410

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(38,108)	$–	$(38,276)	$–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	26,002	(12,400)	25,215	(27,715)
Non controlled affiliated investments	(6,652)	(94)	(9,516)	(489)
Controlled affiliated investments	(750)	1,296	(321)	1,195

Net realized and unrealized gains (losses)	$(19,508)	$(11,198)	$(22,898)	$(27,009)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,585	$7,000	$19,150	$12,401

Net investment income (loss) per share (basic and diluted)	$0.64	$0.50	$1.13	$1.09
Earnings per share (basic and diluted)	$0.12	$0.19	$0.52	$0.34
Weighted average shares outstanding	37,902,018	36,311,582	37,125,726	36,309,232
Distributions declared per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$42,048	$39,410
Net realized gain (loss) on investments	(38,276)	–
Net change in unrealized appreciation (depreciation) on investments	15,378	(27,009)

Net increase (decrease) in net assets resulting from operations	$19,150	$12,401

Distributions to stockholders from:
Net investment income	$(34,395)	$(32,679)

Total distributions to stockholders	$(34,395)	$(32,679)

Capital transactions:
Issuance of common stock (3,737,500 and 0 shares, respectively)	$80,288	$–
Reinvestment of stockholder distributions (22,326 and 5,555 shares, respectively)	518	110

Net increase (decrease) in net assets resulting from capital transactions	$80,806	$110

TOTAL INCREASE (DECREASE) IN NET ASSETS	$65,561	$(20,168)

Net assets at beginning of period	$665,137	$688,650

Net assets at end of period	$730,698	$668,482

Accumulated undistributed net investment income	$33,277	$21,082

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$19,150	$12,401
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(236,190)	(93,862)
Payment-in-kind	(3,400)	(209)
Investments in affiliated money market fund, net	(2,122)	(5,550)
Proceeds from sales of investments and principal repayments	278,123	35,529
Net realized (gain) loss on investments	38,276	–
Net change in unrealized (appreciation) depreciation on investments	(15,378)	27,009
Amortization of premium and accretion of discount, net	(5,987)	(2,547)
Amortization of deferred financing and debt issuance costs	984	604
Amortization of original issue discount on convertible notes	61	–
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	–	138
(Increase) decrease in interest and dividends receivable	547	1,651
(Increase) decrease in other income receivable	1,466	137
(Increase) decrease in other assets	(102)	(10)
Increase (decrease) in interest and other debt expenses payable	506	(43)
Increase (decrease) in management fees payable	(55)	(50)
Increase (decrease) in incentive fees payable	(236)	1,725
Increase (decrease) in directors’ fees payable	168	207
Increase (decrease) in accrued expenses and other liabilities	(1,043)	(1,312)

Net cash provided by (used for) operating activities	$74,768	$(24,182)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$81,571	$–
Offering costs paid	(706)	(40)
Distributions paid	(32,185)	(32,566)
Deferred financing and debt issuance costs paid	(20)	(18)
Borrowings on debt	176,750	110,500
Repayments of debt	(267,250)	(60,950)

Net cash provided by (used for) financing activities	$(41,840)	$16,926

Net increase (decrease) in cash	32,928	(7,256)
Cash, beginning of period	4,565	22,710

Cash, end of period	$37,493	$15,454

Supplemental and non-cash financing activities
Interest expense paid	$7,334	$5,475
Accrued but unpaid excise tax expense	$696	$428
Accrued but unpaid deferred financing and debt issuance costs	$52	$36
Accrued but unpaid offering costs	$490	$–
Accrued but unpaid distributions	$18,041	$16,341
Reinvestment of stockholder distributions	$518	$110

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2017

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 152.16% #

Corporate Debt (1) – 135.59%

1st Lien/Senior Secured Debt – 49.78%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,350
Continuum Managed Services LLC(+++) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	28,760	27,976	27,969
Continuum Managed Services LLC(3) (4) (5)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	2,392	(65)	(66)
Continuum Managed Services LLC(3) (4) (5)	IT Services	L + 8.75% (1.00% Floor)	06/08/2022	2,220	(60)	(61)
Elemica, Inc.(+)	Software	L + 8.00% (1.00% Floor)	07/07/2021	42,075	41,183	41,234
Elemica, Inc.(4) (5)	Software	L + 8.00% (1.00% Floor)	07/07/2021	6,000	(127)	(120)
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,332	17,850
Imperial Bag & Paper Co. LLC(+) (3)	Distributors	L + 7.50% (1.00% Floor)	06/10/2024	11,100	10,880	10,878
Infinity Sales Group(+++)	Media	L + 10.50% (1.00% Floor)	11/21/2018	30,309	30,092	28,490
Iracore International Holdings, Inc.^ (+)	Energy Equipment & Services	L + 9.00% (1.00% Floor)	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (6)	Construction & Engineering	F + 8.20% and 3.50% PIK	07/02/2018	10,537	10,504	10,537
Kawa Solar Holdings Limited^ (+++) (6) (7)	Construction & Engineering	L + 8.20%	07/02/2018	6,843	6,734	2,064
Legacy Buyer Corp.(+++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	24,882	24,613	24,385
Legacy Buyer Corp.(4) (5)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(27)	(50)
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	33,644	33,207	33,476
Netvoyage Corporation(+) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	7,849	7,698	7,692
Netvoyage Corporation(3) (4) (5)	Software	L + 9.50% (1.00% Floor)	03/24/2022	654	(12)	(13)
Perfect Commerce, LLC(+++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	36,293	35,715	36,655
The Merit Distribution Group, LLC(+)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	24,625	24,121	24,625
US Med Acquisition, Inc.(+++)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,419	29,961	29,810
Vexos, Inc.(+++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	38,297	37,885	36,765
Yasso, Inc.(+++) (3)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	9,077	8,906	8,896

Total 1st Lien/Senior Secured Debt					369,905	363,755

1st Lien/Last-Out Unitranche – 41.94%
Associations, Inc.(+++) (8)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	57,838	57,202	57,405
Avenue Stores, LLC(+) (8)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,620	30,000
Bolttech Mannings, Inc.(+++) (8)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	36,055	16,356
Bolttech Mannings, Inc.(+++) (4) (8)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	3,996	3,330	1,132
Mervin Manufacturing, Inc.(+++) (8)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,045	10,327
myON, LLC(+) (3) (8)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	7,100	6,966	6,958
NTS Communications, Inc.^ (+++) (8)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor) PIK	06/06/2019	55,515	52,171	48,020
Pro-Pet, LLC(+) (8)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,177	29,546
Smarsh, Inc.(+) (3) (8)	Software	L + 7.88% (1.00% Floor)	03/31/2021	17,800	17,489	17,488
The Service Companies Inc.(+++)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	45,723	45,335	45,037
United Road Services, Inc.(+) (8)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	01/15/2018	44,658	44,540	44,212

Total 1st Lien/Last-Out Unitranche					334,930	306,481

2nd Lien/Senior Secured Debt – 43.42%
American Dental Partners, Inc.(+++) (3)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	8,500	8,294	8,288
ASC Acquisition Holdings, LLC(+++)	Distributors	L + 13.00% (1.00% Floor)	12/15/2022	30,000	29,226	30,000
DiscoverOrg, LLC(+)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,850	39,006
DuBois Chemicals, Inc.(+) (3)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	20,700	20,250	20,493

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2017 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Global Tel*Link Corporation(+++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	$28,000	$27,692	$27,878
IHS Intermediate Inc.(+++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,842	9,525
Market Track, LLC(+) (3)	Internet Catalog & Retail	L + 7.75% (1.00% Floor)	06/05/2025	22,200	21,539	21,534
MedPlast Holdings, Inc.(++)	Health Care Equipment & Supplies	L + 8.75% (1.00% Floor)	06/06/2023	38,500	37,586	37,633
MPI Products LLC(+++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,833	19,850
National Spine and Pain Centers, LLC(+) (3)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	12/02/2024	19,100	18,533	18,527
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	5,000	4,970	4,788
PPC Industries Inc.(+++) (3)	Containers & Packaging	L + 8.00% (1.00% Floor)	05/08/2025	8,330	8,248	8,330
Reddy Ice Corporation(+++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,215	12,690
Securus Technologies Holdings, Inc.(+)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,867	20,033
SW Holdings, LLC(+++)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,047	14,051
Worldwide Express Operations, LLC.(+++) (3)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	25,000	24,643	24,625

Total 2nd Lien/Senior Secured Debt					316,635	317,251

Unsecured Debt – 0.45%
CB-HDT Holdings, Inc.^	Aerospace & Defense	12.00% PIK	12/15/2019	3,300	3,300	3,300

Total Unsecured Debt					3,300	3,300

Total Corporate Debt					1,024,770	990,787

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 1.54%
CB-HDT Holdings, Inc.^ (9)	Aerospace & Defense			1,108,333	$10,185	$11,238
Kawa Solar Holdings Limited^ (6) (7)	Construction & Engineering	8.00% PIK		51,861	778	–
NTS Communications, Inc.^ (9)	Diversified Telecommunication Services			263	187	–

Total Preferred Stock					11,150	11,238

Common Stock (1) – 2.05%
CB-HDT Holdings, Inc.^ (9)	Aerospace & Defense			453,383	2,393	4,597
Continuum Managed Services LLC – Class A(3) (9)	IT Services			733	733	733
Continuum Managed Services LLC – Class B(3) (9)	IT Services			496,698	7	7
Iracore International Holdings, Inc.^ (9)	Energy Equipment & Services			28,898	7,003	6,213
Kawa Solar Holdings Limited^ (6) (9)	Construction & Engineering			1,399,556	–	–
myON, LLC(3) (9)	Internet Software & Services			16,087	600	600
National Spine and Pain Centers, LLC(3) (9)	Health Care Providers & Services			600	600	600
NTS Communications, Inc.^ (9)	Diversified Telecommunication Services			595,215	3	–
Prairie Provident Resources, Inc.^^^ (6) (9)	Oil, Gas & Consumable Fuels			3,579,989	9,237	1,398
Yasso, Inc.(3) (9)	Food Products			850	850	850

Total Common Stock					21,426	14,998

Portfolio Company				LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.98%
Senior Credit Fund, LLC^^ (6)				$94,342	$94,342	$94,823

Total Investment Funds & Vehicles					94,342	94,823

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.29% #
Goldman Sachs Financial Square Government Fund		0.86%(10)		2,122,722	$2,123	$2,123

Total Investments in Affiliated Money Market Fund					2,123	2,123

TOTAL INVESTMENTS – 152.45%					$1,153,811	$1,113,969

LIABILITIES IN EXCESS OF OTHER ASSETS – (52.45%)						$(383,271)

NET ASSETS – 100.00%						$730,698

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2017 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

#	Percentages are based on net assets.
^

The investment is deemed to be an “affiliated person” (as defined under the Investment Company Act of 1940) of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^

The investment is deemed to be an “affiliated person” of the Company that is “controlled” by the Company (as such terms are defined in the Investment Company Act of 1940) because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The investment is deemed to be an “affiliated person” of the Company because it falls under the definition of “affiliated person” in the Investment Company Act of 1940 with respect to the Company.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2017 was 1.25%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of June 30, 2017, the aggregate fair value of these securities is $37,200 or 5.09% of the Company’s net assets.

(3)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2017 the aggregate fair value of these securities is $108,822 or 9.32% of the Company’s total assets.

(7)	The investment is on non-accrual status as of June 30, 2017.
(8)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(9)	Non-income producing security.
(10)	The rate shown is the annualized seven-day yield as of June 30, 2017.

F – Federal Funds Rate (which as of June 30, 2017 was 1.06%)

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

On March 23, 2015, the Company completed its initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2017. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2017, the Company earned $481 and $1,812, respectively, in prepayment premiums and $3,381 and $3,668, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and six months ended June 30, 2016, the Company earned $10 and $270, respectively, in prepayment premiums and $74 and $560, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively. For the three and six months ended June 30, 2017, the Company earned $1,730 and $3,402 in PIK, respectively. For the three and six months ended June 30, 2016, the Company earned $105 and $209 in PIK, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of June 30, 2017, the Company had two investments on non-accrual status, which represented 0.7% and 0.2% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2,123) at amortized cost and at fair value, respectively. As of December 31, 2016, the Company had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1) at amortized cost and at fair value, respectively.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the board of directors (the “Board of Directors”) within the meaning of the Investment Company Act.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2017 and December 31, 2016, the Company held $37,493 and $4,565, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2017, the Company accrued excise taxes of $368 and $733, respectively. As of June 30, 2017, $696 of accrued excise taxes remained payable. For the three and six months ended June 30, 2016, the Company accrued excise taxes of $221 and $434, respectively.

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

For the three and six months ended June 30, 2017, Management Fees amounted to $4,351 and $8,812, respectively. As of June 30, 2017, $4,351 remained payable. For the three and six months ended June 30, 2016, Management Fees amounted to $4,188 and $8,314, respectively.

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

For the three and six months ended June 30, 2017, the Company incurred Incentive Fees based on income of $1,238 and $4,971, respectively. As of June 30, 2017, $1,238 remained payable. For the three and six months ended June 30, 2016, the Company incurred Incentive Fees based on income of $2,085 and $3,489, respectively. For the three and six months ended June 30, 2017 and 2016, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $191 and $381, respectively. As of June 30, 2017, $256 remained payable. For the three and six months ended June 30, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $211 and $421, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three and six months ended June 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $4 and $8, respectively. As of June 30, 2017, $2 remained payable. For the three and six months ended June 30, 2016, the Company incurred expenses for services provided by the Transfer Agent of $4 and $20, respectively.

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

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of such purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and is scheduled to expire on March 18, 2018. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2017, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GSAM, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) and the Company exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS PMMC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

Affiliates

At June 30, 2017 and December 31, 2016, Group Inc. owned 16.17% and 17.85%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the six months ended June 30, 2017, were as follows:

	Fair Value as of December 31, 2016	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2017	Dividend and Interest Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$78,394	$16,750	$–	$(321)	$94,823	$4,900	$746
Total Controlled Affiliates	$78,394	$16,750	$–	$(321)	$94,823	$4,900	$746
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$1	$160,438	$(158,316)	$–	$2,123	$13	$–
CB-HDT Holdings, Inc.	18,510	184	–	441	19,135	184	–
Iracore International Holdings, Inc.	–	10,392	–	(790)	9,602	75	–
Kawa Solar Holdings Limited	15,917	2,147	–	(5,463)	12,601	817	–
Prairie Provident Resources, Inc.	2,178	–	–	(780)	1,398	–	–
NTS Communications, Inc.	47,498	3,446	–	(2,924)	48,020	3,448	12
Total Non-Controlled Affiliates	$84,104	$176,607	$(158,316)	$(9,516)	$92,879	$4,537	$12
Total Affiliates	$162,498	$193,357	$(158,316)	$(9,837)	$187,702	$9,437	$758

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2,123 and $1, respectively) consisted of the following:

	June 30, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$369,905	$363,755	$436,896	$421,026
1st Lien/Last-Out Unitranche	334,930	306,481	329,455	310,254
2nd Lien/Senior Secured Debt	316,635	317,251	352,696	336,178
Unsecured Debt	3,300	3,300	3,115	3,115
Preferred Stock	11,150	11,238	11,123	11,833
Common Stock	21,426	14,998	11,633	6,490
Investment Funds & Vehicles(1)	94,342	94,823	77,592	78,394
Total Investments	$1,151,688	$1,111,846	$1,222,510	$1,167,290

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	June 30, 2017	December 31, 2016
Software	9.9%	9.8%
Diversified Telecommunication Services	8.6	8.0
Investment Funds & Vehicles	8.5	6.7
Air Freight & Logistics	6.2	3.8
Health Care Equipment & Supplies	6.1	4.7
Distributors	5.9	5.1
Health Care Providers & Services	5.5	3.2
Real Estate Management & Development	5.2	4.9
Electronic Equipment, Instruments & Components	5.1	4.8
Professional Services	4.1	4.8
Internet Software & Services	4.0	8.3
Media	3.8	3.7
Aerospace & Defense	3.3	3.1
Machinery	3.0	3.1
Specialty Retail	2.7	2.6
Household Products	2.7	2.5
IT Services	2.6	0.0
Food Products	2.0	1.0
Internet Catalog & Retail	1.9	–
Chemicals	1.8	–
Auto Components	1.8	1.7
Commercial Services & Supplies	1.6	1.7
Construction & Engineering	1.1	1.4
Leisure Equipment & Products	0.9	0.9
Energy Equipment & Services	0.9	0.6
Containers & Packaging	0.7	–
Oil, Gas & Consumable Fuels	0.1	0.2
Health Care Technology	–	6.0
Building Products	–	6.4
Computers & Peripherals	–	1.0
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2017	December 31, 2016
United States	98.8%	98.5%
Germany	1.1	1.3
Canada	0.1	0.2
Total	100.0%	100.0%

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

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis as of June 30, 2017. As of June 30, 2017, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. As of June 30, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $339,242 and $303,250, respectively.

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, as lender, and Natixis, as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of the Company and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated.

As of June 30, 2017 and December 31, 2016, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	June 30, 2017		December 31, 2016
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$94,342	$100,000	$77,592
Cal Regents	100,000	94,342	100,000	77,592
Total	$200,000	$188,684	$200,000	$155,184

As of June 30, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $502,428 and $479,526, respectively. As of June 30, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of June 30, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $17,433 and $1,942, respectively. In addition, as of June 30, 2017, the Senior Credit Fund had six unfunded commitments totaling $12,548 and as of December 31, 2016, the Senior Credit Fund had three unfunded commitments totaling $6,296.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Total senior secured debt(1)	$520,804	$489,657
Weighted average current interest rate on senior secured debt(2)	7.0%	6.6%
Number of borrowers in the Senior Credit Fund	35	37
Largest loan to a single borrower(1)	$24,949	$24,618

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of June 30, 2017

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
					(in millions)

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.(++)	Commercial Services & Supplies	L + 6.25% (1.00% Floor)	06/16/2023	$15,000	$14,776	$14,775
Ansira Partners, Inc.(+++)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,684	8,602	8,597
Ansira Partners, Inc.(1) (2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	(12)	(13)
ASC Acquisition Holdings, LLC(+) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	10,969	10,869	10,859
ASC Acquisition Holdings, LLC(1) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,640	16,496	16,390
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,888	14,752	14,813
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,618	16,478	16,784
CST Buyer Company(++++)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	20,648	20,105	20,080
CST Buyer Company(1) (2)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	1,800	(47)	(50)
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,730	11,651	11,437
DiscoverOrg, LLC(+) (3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	6,947	6,925	6,929
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,900	9,812	9,974
GK Holdings, Inc.(+++)	IT Services	L + 6.00% (1.00% Floor)	01/20/2021	17,550	17,473	16,848
HC Group Holdings III, Inc.(+)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,843	8,812	8,776
Help/Systems, LLC(+++)	Software	L + 4.50% (1.00% Floor)	10/08/2021	17,811	17,337	17,834
Hygiena Borrower LLC(+++)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	15,960	15,808	15,641
Hygiena Borrower LLC(1) (2)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	1,667	(24)	(47)
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14,074	13,983	13,722
KMG Chemicals Inc.(+)	Chemicals	L + 4.25% (1.00% Floor)	06/15/2024	7,000	6,965	7,064
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	10,806	10,653	10,752
Liquidnet Holdings, Inc.(+) (4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23,915	23,694	23,855
Loar Group, Inc.(+)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,644	9,429	9,596
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,769	15,642	15,808
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,842	18,787	18,936
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	17,910	17,755	17,776
Pomeroy Group LLC(+++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,839	15,431	14,968
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,448	10,351	10,343
RealD, Inc.(+)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,766	16,628	16,641
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,435	9,333	9,412
SciQuest, Inc.(+++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	19,617	19,527	19,519
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	10,846	10,753	10,764
SMS Systems Maintenance Services, Inc.(+)	IT Services	L + 5.00% (1.00% Floor)	10/30/2023	14,925	14,854	14,860
Stackpath, LLC(++++)	Internet Software & Services	L + 5.00% (1.00% Floor)	02/03/2023	16,958	16,795	16,788
Tronair Parent Inc.(+)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,895	13,770	13,756
U.S. Acute Care Solutions, LLC(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	12,935	12,816	12,806
VRC Companies, LLC(++++)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	20,006	19,570	19,556
VRC Companies, LLC(++++) (1)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	3,531	700	697
VRC Companies, LLC(++++) (1)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2022	1,412	40	39
Zep Inc.(+)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,841	11,820	11,855

Total 1st Lien/Senior Secured Debt					479,109	479,140

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9,712	9,635	9,688

Total 1st Lien/First-Out Unitranche					9,635	9,688

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8,000	7,868	7,900
GK Holdings, Inc.(+++)	IT Services	L + 10.25% (1.00% Floor)	01/20/2022	6,000	5,911	5,700

Total 2nd Lien/Senior Secured Debt					13,779	13,600

Total Corporate Debt					$502,523	$502,428

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.86%(5)		17,432,583	$17,433	$17,433

Total Investments in Affiliated Money Market Fund					17,433	17,433

TOTAL INVESTMENTS					$519,956	$519,861

(+)	The interest rate on these loans is subject to the greater of a London Interbank Offered Rate (“LIBOR”) floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2017 was 1.25%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2017 was 1.45%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of June 30, 2017 was 1.74%.
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

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of June 30, 2017.

L – LIBOR

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,950	$4,864	$4,950
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,727	8,640	8,640
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11,250	11,138	11,137
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,767	16,607	16,348
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,963	14,861	14,850
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17,401	17,261	17,314
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,873	16,717	17,041
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,790	11,697	10,729
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7,147	7,121	7,075
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,880	15,589	15,920
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,950	9,855	10,025
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,640	17,555	17,464
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,888	8,852	8,510
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17,955	17,407	17,910
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,965	4,909	5,039
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,805	15,700	15,746
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11,986	11,803	11,956
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24,618	24,340	24,433
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,925	9,684	9,875
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,849	15,708	15,769
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6,650	6,600	6,658
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1,333	–	12
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,937	18,878	18,997
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3,979	3,970	3,989
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13,578	13,510	13,552
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18,000	17,820	17,820
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,920	15,472	15,760
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7,469	7,369	7,553
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,500	10,395	10,395
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,873	16,719	16,704
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,592	9,476	9,448
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13,930	13,863	13,860
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,213	11,107	11,100
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,860	13,762	13,721
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13,000	12,870	12,870
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,808	10,614	10,871
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,901	11,879	11,961

Total 1st Lien/Senior Secured Debt					454,612	456,002

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9,762	9,676	9,664

Total 1st Lien/First-Out Unitranche					9,676	9,664

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	$8,000	$7,858	$7,860
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,904	6,000

Total 2nd Lien/Senior Secured Debt					13,762	13,860

Total Corporate Debt					478,050	479,526

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.45%(5)		1,941,599	$1,942	$1,942

Total Investments in Affiliated Money Market Fund					1,942	1,942

TOTAL INVESTMENTS					$479,992	$481,468

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2016.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$519,861	$481,468
Cash and other assets	15,212	10,930
Total assets	$535,073	$492,398

Debt (1)	$336,599	$300,574
Other liabilities	8,828	35,036
Total liabilities	$345,427	$335,610
Members’ equity	189,646	156,788
Total liabilities and members’ equity	$535,073	$492,398

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,643 and $2,676 as of June 30, 2017 and December 31, 2016, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Selected Statements of Operations Information:
Total investment income	$10,179	$6,315	$18,605	$11,315

Expenses
Interest and other debt expenses	3,551	2,169	6,650	4,274
Excess loan origination and structuring fees	746	477	746	603
Professional fees	130	100	309	207
Administration and custodian fees	101	80	196	159
Other expenses	19	14	52	26
Total expenses	4,547	2,840	7,953	5,269
Total net income	5,632	3,475	10,652	6,046
Net realized gain (loss) on investments	–	–	77	–
Net change in unrealized appreciation (depreciation) on investments	(2,232)	2,217	(1,571)	1,994
Net increase (decrease) in members’ equity	$3,400	$5,692	$9,158	$8,040

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three and six months ended June 30, 2017, the Company accrued income based on loan origination and structuring fees of $746 and $746, respectively. For the three and six months ended June 30, 2016, the Company accrued income based on loan origination and structuring fees of $437 and $544, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2017[1]	Significant Unobservable Inputs by Valuation Techniques[2]	Range[3] of Significant Unobservable Inputs (Weighted Average4) as of June 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$305,685	• Discount Rate	9.3% – 16.9% (11.9%)

Collateral analysis:
		• Recovery Rate	30.2% – 100.0% (72.5%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$288,993	• Discount Rate	10.2% – 18.6% (13.4%)

Comparable multiples:
		• EV/Revenue	0.2x – 1.0x (0.6x)

Comparable multiples:
		• EV/EBITDA[5]	8.1x – 12.5x (7.8x)
	2nd Lien/Senior Secured	Discounted cash flows:
	$203,471	• Discount Rate	10.5% – 15.1% (11.9%)
	Unsecured Debt	Discounted cash flows:
	$3,300	• Discount Rate	5.1% – 5.9% (12.0%)
Equity	Preferred Stock	Comparable multiples:
	$11,238	• EV/EBITDA[5]	7.3x – 14.6x (6.8x)
	Common Stock	Discounted cash flows:
	$12,260	• Discount Rate	11.1% – 20% (18.8%)

Comparable multiples:
		• EV/Revenue	2.2x – 7.7x (2.7x)

Comparable multiples:
		• EV/EBITDA[5]	6.8x – 17.5x (7.0x)

(1)

Included within Level 3 Assets of $930,886 is an amount of $105,939 in which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,350	$344,405	$363,755
1st Lien/Last-Out Unitranche	–	–	306,481	306,481
2nd Lien/Senior Secured Debt	–	65,389	251,862	317,251
Unsecured Debt	–	–	3,300	3,300
Preferred Stock	–	–	11,238	11,238
Common Stock	–	1,398	13,600	14,998
Affiliated Money Market Fund	2,123	–	–	2,123
Subtotal	$2,123	$86,137	$930,886	$1,019,146
Investments measured at NAV(1)				94,823
Total assets				$1,113,969

(1)	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$41,845	$379,181	$421,026
1st Lien/Last-Out Unitranche	–	–	310,254	310,254
2nd Lien/Senior Secured Debt	–	67,160	269,018	336,178
Unsecured Debt	–	–	3,115	3,115
Preferred Stock	–	–	11,833	11,833
Common Stock	–	2,178	4,312	6,490
Affiliated Money Market Fund	1	–	–	1
Subtotal	$1	$111,183	$977,713	$1,088,897
Investments measured at NAV(1)				78,394
Total assets				$1,167,291

(1)	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2017
1st Lien/Senior Secured Debt	$379,181	$67,468	$(14,400)	$7,856	$(98,547)	$2,847	$–	$–	$344,405
1st Lien/Last-Out Unitranche	310,254	30,749	–	(9,248)	(26,936)	1,662	–	–	306,481
2nd Lien/Senior Secured Debt	269,018	114,617	(23,709)	14,039	(123,840)	1,737	–	–	251,862
Unsecured Debt	3,115	185	–	–	–	–	–	–	3,300
Preferred Stock	11,833	27	–	(622)	–	–	–	–	11,238
Common Stock	4,312	9,793	–	(505)	–	–	–	–	13,600
Total assets	$977,713	$222,839	$(38,109)	$11,520	$(249,323)	$6,246	$–	$–	$930,886

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2017 totaled $(13,930) consisting of the following: 1st Lien/Senior Secured Debt $(4,544), 1st Lien/Last-Out Unitranche $(8,707), 2nd Lien/Senior Secured Debt $448, Unsecured Debt $0, Preferred Stock $(622), and Common Stock $(505).

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2016:

Level 3	Beginning Balance as of January 1, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2016
1st Lien/Senior Secured Debt	$362,331	$31,375	$–	$(4,763)	$(5,972)	$655	$–	$–	$383,626
1st Lien/Last-Out Unitranche	305,727	6,308	–	(3,498)	(4,557)	677	–	–	304,657
2nd Lien/Senior Secured Debt	257,701	39,390	–	(27,789)	(25,000)	745	8,200	(16,800)	236,447
Preferred Stock	24,872	209	–	(490)	–	–	–	–	24,591
Common Stock	–	–	–	–	–	–	–	–	–
Total assets	$950,631	$77,282	$–	$(36,540)	$(35,529)	$2,077	$8,200	$(16,800)	$949,321

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2016 totaled $(36,136), consisting of the following: 1st Lien/Senior Secured Debt $(4,763), 1st Lien/Last-Out Unitranche $(3,498), 2nd Lien/Senior Secured Debt $(27,385), Preferred Stock $(490), and Common Stock $0.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2016, transfers from Level 3 to Level 2 were primarily due to increased price transparency while transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2017 and December 31, 2016, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2017 and December 31, 2016, was $117,084 and $116,006, respectively, based on broker quotes received by the Company.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017 and December 31, 2016, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 2.77 to 1 and 2.32 to 1, respectively.

The Company’s outstanding debt as of June 30, 2017 and December 31, 2016 was as follows:

	As of
	June 30, 2017				December 31, 2016
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)	$605,000	$297,250	$307,750	$297,250	$605,000	$387,750	$217,250	$387,750
Convertible Notes(2)	115,000	115,000	–	110,835	115,000	115,000	–	110,402
Total Debt	$720,000	$412,250	$307,750	$408,085	$720,000	$502,750	$217,250	$498,152

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,512 and OID net of accretion of $653 as of June 30, 2017, and net of unamortized debt issuance costs of $3,884 and OID net of accretion of $714 as of December 31, 2016.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2017 and the year ended December 31, 2016 were 3.33% and 2.65%, respectively.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $530,650, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $9,716 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2017 and December 31, 2016, deferred financing costs were $5,418 and $6,018, respectively.

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Borrowing interest expense	$2,793	$2,839	$5,251	$5,426
Facility fees	226	105	467	251
Amortization of financing costs	$308	$302	$612	$604
Total	$3,327	$3,246	$6,330	$6,281
Weighted average interest rate	3.06%	2.49%	2.95%	2.48%
Average outstanding balance	$366,310	$458,957	$359,119	$440,451

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

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

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

As of June 30, 2017 and December 31, 2016, the components of the carrying value of the Convertible Notes were as follows:

	June 30, 2017	December 31, 2016
Principal amount of debt	$115,000	$115,000
OID, net of accretion	653	714
Unamortized debt issuance costs	3,512	3,884
Carrying value	$110,835	$110,402
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.61%	4.60%

For the three and six months ended June 30, 2017 and 2016, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Borrowing interest expense	$1,294	N/A	$2,588	N/A
Accretion of OID	31	N/A	61	N/A
Amortization of debt issuance costs	187	N/A	372	N/A
Total	$1,512	N/A	$3,021	N/A

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of June 30, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Continuum Managed Services LLC	06/08/2019	$2,392	$(66)	–	$–	$–
Legacy Buyer Corp.	10/24/2019	2,500	(50)	10/24/2019	800	(28)
Elemica, Inc.	07/07/2021	6,000	(120)	07/07/2021	6,000	(135)
Netvoyage Corporation	03/24/2022	654	(13)	–	–	–
Continuum Managed Services LLC	06/08/2022	2,220	(61)	–	–	–
Total 1st Lien/Senior Secured Debt		13,766	(310)		6,800	(163)
1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	10/04/2017	666	(366)	–	–	–
Total 1st Lien/Last-Out Unitranche		666	(366)
Total		$14,432	$(676)		$6,800	$(163)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and OID.
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

Equity Issuances

On May 24, 2017, the Company completed a follow-on offering under its shelf registration statement, issuing 3,250,000 shares of its common stock at a public offering price of $22.50 per share. Net of offering and underwriting costs, the Company received cash proceeds of $69,648.

On May 26, 2017, the Company sold an additional 487,500 shares of its common stock pursuant to the underwriters’ exercise of the option to purchase additional shares the Company granted in connection with the aforementioned offering. Net of underwriting costs, the Company received additional cash proceeds of $10,640.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2016 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$4,585	$7,000	$19,150	$12,401
Denominator for basic and diluted earnings per share - weighted average shares outstanding	37,902,018	36,311,582	37,125,726	36,309,232
Basic and diluted earnings per share	$0.12	$0.19	$0.52	$0.34

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2017 was less than the conversion price for the Convertible Notes outstanding as of June 30, 2017. Therefore, for the three and six months ended June 30, 2017, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the three and six months ended June 30, 2016, diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Per Share Data:(1)
NAV, beginning of period	$18.31	$18.97
Net investment income (loss)	1.13	1.09
Net realized and unrealized gains (losses)	(0.63)	(0.75)

Net increase (decrease) in net assets resulting from operations	0.50	0.34
Issuance of common stock, net of underwriting and offering costs	0.32	–
Distributions declared from net investment income(2)	(0.90)	(0.90)

Total increase (decrease) in net assets	(0.08)	(0.56)

NAV, end of period	$18.23	$18.41

Market price, end of period	$22.52	$19.99
Shares outstanding, end of period	40,091,488	36,312,437
Weighted average shares outstanding	37,125,726	36,309,232
Total return based on NAV(3)	3.56%	1.70%
Total return based on market value(4)	(0.41)%	10.26%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$730,698	$668,482
Ratio of net expenses to average net assets(5)	7.74%	6.20%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	3.48%	3.31%
Ratio of interest and other debt expenses to average net assets(6)	2.78%	1.86%
Ratio of incentive fees to average net assets(6)	1.48%	1.03%
Ratio of total expenses to average net assets(5)	7.74%	6.20%
Ratio of net investment income to average net assets(5)(7)	12.45%	11.70%
Average debt outstanding	474,119	440,451
Average debt per share(8)	12.77	12.13
Portfolio turnover	21%	3%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the six months ended June 30, 2017 and 2016, annualized except for certain components of other income.
(8)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

As of June 30, 2017, the Company held two tranches of loans to Kawa Solar Holdings Limited (“Kawa”) comprised of $6,843 par value of revolving first lien debt and $10,537 of a first lien guarantee facility that was collateralized by cash. In July 2017, Kawa completed a capital restructuring whereby $4,700 of the first lien revolver debt was exchanged into common equity of Conergy Asia Holdings Limited, a UK limited company that was formed to purchase and own the shares of Conergy Asia & ME Pte. Ltd., a subsidiary of Kawa. The remaining revolver was exchanged into a non-interest bearing first lien loan and the Company funded its pro rata share of $400 of new first lien revolver. As a result of the exchange of the first lien revolver into non-interest bearing debt and non-income producing equity in connection with this restructuring, the investment was taken off of non-accrual status. The $10,537 of first lien guarantee facility debt in Kawa was amended to convert the coupon to PIK.

On July 31, 2017, the Company and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from August 1, 2017 to November 1, 2017.

On August 1, 2017, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 16, 2017 to holders of record as of September 29, 2017.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2017, we originated more than $2.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $2.12 million and $0.00 million, respectively) consisted of the following:

	As of
	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$369.90	$363.76	32.7%	$436.90	$421.03	36.1%
First Lien/Last-Out Unitranche	334.93	306.48	27.6	329.45	310.25	26.6
Second Lien/Senior Secured Debt	316.64	317.25	28.5	352.70	336.18	28.8
Unsecured Debt	3.30	3.30	0.3	3.12	3.12	0.3
Preferred Stock	11.15	11.24	1.0	11.12	11.83	1.0
Common Stock	21.43	15.00	1.4	11.63	6.49	0.5
Investment Funds & Vehicles	94.34	94.82	8.5	77.59	78.39	6.7

Total Investments	$1,151.69	$1,111.85	100.0%	$1,222.51	$1,167.29	100.0%

As of June 30, 2017 and December 31, 2016, the weighted average yield by asset type on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, were as follows:

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.7%	11.1%	10.0%	10.6%
First Lien/Last-Out Unitranche(2)	11.3%	16.5%	11.3%	14.2%
Second Lien/Senior Secured Debt(2)	10.6%	10.6%	10.5%	11.0%
Unsecured Debt(2)	12.0%	12.0%	12.0%	12.0%
Preferred Stock(3)	–%	–%	0.5%	0.5%
Common Stock(3)	–%	–%	–%	–%
Investment Funds & Vehicles(4)	14.2%	14.0%	14.5%	14.5%
Total Portfolio	10.8%	12.5%	10.6%	11.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a LIBOR floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Number of portfolio companies(1)	45	40
Percentage of performing debt bearing a floating rate(2)	95.9%	92.8%
Percentage of performing debt bearing a fixed rate(2)(3)	4.1%	7.2%
Weighted average leverage (net debt/EBITDA)(4)	5.0x	4.8x
Weighted average interest coverage(4)	2.6x	2.7x
Median EBITDA(4)	$26.56 million	$25.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to Senior Credit Fund, LLC – Selected Financial Data.
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to the Company’s investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of the Company’s debt investments, including the Company’s exposure to underlying debt investments in the SCF and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of the Company’s performing debt investments, including the Company’s exposure to underlying debt investments in the SCF and excluding investments where EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on the Company’s debt investments, including the Company’s exposure to underlying debt investments in the SCF and excluding investments where EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of June 30, 2017 and December 31, 2016, investments where EBITDA may not be the appropriate measure of credit risk represented 6.7% and 1.3%, respectively, of total debt investments, including the Company’s investment in the SCF, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily London Interbank Offered Rate (“LIBOR”) plus a spread.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$95.70	8.6%	$164.98	14.1%
Grade 2	864.81	77.8	817.88	70.1
Grade 3	149.28	13.4	167.60	14.4
Grade 4	2.06	0.2	16.83	1.4

Total Investments	$1,111.85	100.0%	$1,167.29	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,144.18	99.3%	$1,176.24	96.2%
Non-accrual	7.51	0.7	46.27	3.8

Total Investments	$1,151.69	100.0%	$1,222.51	100.0%

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended June 30, 2017 and 2016 by investment type:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
	(in millions)
New investment commitments at cost:
Gross originations	$123.98	$41.55
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$123.98	$41.55
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$53.49	$29.25
First Lien/Last-Out Unitranche	17.49	2.94
Second Lien/Senior Secured Debt	48.31	0.75
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	1.34	–
Investment Funds & Vehicles	3.35	8.61

Total	$123.98	$41.55

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$81.62	$3.24
First Lien/Last-Out Unitranche	26.22	1.35
Second Lien/Senior Secured Debt	52.59	–
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$160.43	$4.59

Net increase (decrease) in portfolio	$(36.45)	$36.96

Number of new investment commitments in new portfolio companies(3)	6	1
Total new investment commitment amount in new portfolio companies(3)	$118.35	$29.25
Average new investment commitment amount in new portfolio companies(3)	$19.73	$29.25
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(3)(4)	6.4	4.8
Number of new investment commitments in existing portfolio companies(3)	3	3
Total new investment commitment amount in existing portfolio companies(3)	$5.63	$12.30
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(3)	100.0%	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(3)(5)	–%	–%
Weighted average stated interest rate of new investment commitments in new portfolio companies(3)(6)	9.5%	11.8%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(3)	8.2%	11.3%
Weighted average stated interest rate on investments sold or paid down(7)	9.0%	9.7%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
(6)

For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(7)

Computed based on the (a) annual stated interest rate on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) sold or paid down. For investments that are subject to a LIBOR floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Total investment income	$36.02	$29.32	$68.21	$60.66
Net expenses	(11.56)	(10.90)	(25.43)	(20.82)

Net investment income (loss) before taxes	24.46	18.42	42.78	39.84
Excise tax expense	(0.37)	(0.22)	(0.73)	(0.43)

Net investment income (loss) after taxes	24.09	18.20	42.05	39.41
Net realized gain (loss) on investments	(38.11)	–	(38.28)	–
Net unrealized appreciation (depreciation) on investments	18.60	(11.20)	15.38	(27.01)

Net increase in net assets resulting from operations	$4.58	$7.00	$19.15	$12.40

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Interest	$32.50	$26.49	$61.67	$55.62
Dividend income	2.47	2.19	4.95	4.10
Other income	1.05	0.64	1.59	0.94

Total investment income	$36.02	$29.32	$68.21	$60.66

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased to $32.50 million for the three months ended June 30, 2017 as compared to $26.49 million for the three months ended June 30, 2016. Included in interest for the three months ended June 30, 2017 and 2016 is $0.48 million and $0.01 million, respectively, in prepayment premiums, $3.38 million and $0.07 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $1.71 million and $0.00 million, respectively, in PIK interest.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased to $61.67 million for the six months ended June 30, 2017 as compared to $55.62 million for the six months ended June 30, 2016. Included in interest for the six months ended June 30, 2017 and 2016 is $1.81 million and $0.27 million, respectively, in prepayment premiums, $3.67 million and $0.56 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $3.37 million and $0.00 million, respectively, in PIK interest.

Dividend income

Dividend income increased from $2.19 million for the three months ended June 30, 2016 to $2.47 million for the three months ended June 30, 2017 primarily as a result of increased distributions from the Senior Credit Fund during the three months ended June 30, 2017. The dividend income from Senior Credit Fund increased from $1.55 million for the three months ended June 30, 2016 to $2.45 million for the three months ended June 30, 2017.

Dividend income increased from $4.10 million for the six months ended June 30, 2016 to $4.95 million for the six months ended June 30, 2017 primarily as a result of increased distributions from the Senior Credit Fund during the six months ended June 30, 2017. The dividend income from Senior Credit Fund increased from $2.83 million for the six months ended June 30, 2016 to $4.90 million for the six months ended June 30, 2017. See “Senior Credit Fund, LLC” below for further detail.

Other income

Other income increased from $0.64 million for the three months ended June 30, 2016 to $1.05 million for the three months ended June 30, 2017 primarily as a result of the increase in loan origination fee income earned from the Senior Credit Fund.

Other income increased from $0.94 million for the six months ended June 30, 2016 to $1.59 million for the six months ended June 30, 2017 primarily as a result of higher non-recurring amendment fees and an increase in loan origination fee income earned from the Senior Credit Fund.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Interest and other debt expenses	$4.84	$3.24	$9.35	$6.28
Management fees	4.35	4.19	8.81	8.31
Incentive fees	1.24	2.08	4.97	3.49
Professional fees	0.47	0.58	0.93	1.18
Administration, custodian and transfer agent fees	0.20	0.22	0.39	0.44
Directors’ fees	0.17	0.26	0.35	0.48
Other expenses	0.29	0.33	0.63	0.64

Total Expenses	$11.56	$10.90	$25.43	$20.82

Interest and other debt expenses

Interest and other debt expenses increased from $3.24 million for the three months ended June 30, 2016 to $4.84 million for the three months ended June 30, 2017 primarily due to our issuance of Convertible Notes on October 3, 2016. Included in interest and other debt expenses for the three months ended June 30, 2017 is $1.51 million in interest expense, accretion of OID and amortization of debt issuance costs related to the Convertible Notes that were issued on October 3, 2016.

Interest and other debt expenses increased from $6.28 million for the six months ended June 30, 2016 to $9.35 million for the six months ended June 30, 2017 primarily due to our issuance of Convertible Notes on October 3, 2016. Included in interest and other debt expenses for the six months ended June 30, 2017 is $3.02 million in interest expense, accretion of OID and amortization of debt issuance costs related to the Convertible Notes that were issued on October 3, 2016.

Management Fees and Incentive Fees

Management Fees increased from $4.19 million for the three months ended June 30, 2016 to $4.35 million for the three months ended June 30, 2017 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $2.08 million for the three months ended June 30, 2016 to $1.24 million for the three months ended June 30, 2017 as a result of a decrease in the cap on Incentive Fees for the period which is primarily due to an increase in net capital losses on our investments.

Management Fees increased from $8.31 million for the six months ended June 30, 2016 to $8.81 million for the six months ended June 30, 2017 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $3.49 million for the six months ended June 30, 2016 to $4.97 million for the six months ended June 30, 2017 as a result of an increase in the cap on Incentive Fees for the period which is primarily due to an decrease in net capital losses on our investments.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and six months ended June 30, 2016 remained relatively consistent as compared to the three and six months ended June 30, 2017.

Net Realized Gains (Losses)

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2017 and 2016 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Iracore International Holdings, Inc.(1)	$(14.40)	$–	$(14.40)	$–
Washington Inventory Service(2)	(23.71)	–	(23.71)	–
Other, net	–	–	(0.17)	–

Net realized gain (loss)	$(38.11)	$–	$(38.28)	$–

(1)

Effective April 13, 2017, we entered into an exchange agreement with Iracore International Holdings, Inc. whereby the first lien debt held by us was exchanged for non-income producing common equity. As a result, we realized a loss during the period, a portion of which had previously been recognized in unrealized loss.

(2)

On June 6, 2017, we entered into an assignment agreement with Washington Inventory Service which resulted in a realized loss during the period on the second lien debt held by us, a portion of which had previously been recognized in unrealized loss.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Change in unrealized appreciation	$33.63	$11.02	$36.09	$17.30
Change in unrealized depreciation	(15.03)	(22.22)	(20.71)	(44.31)

Net change in unrealized appreciation (depreciation) on investments	$18.60	$(11.20)	$15.38	$(27.01)

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$(0.15)	$0.70	$1.03	$(1.10)
Bolttech Mannings, Inc.	(4.18)	(1.49)	(6.01)	(3.17)
Data Driven Delivery Systems, LLC	(1.93)	(0.07)	(2.01)	(0.13)
Dispensing Dynamics International	–	1.42	0.84	(0.35)
Global Tel*Link Corporation	0.07	1.94	0.72	6.03
Highwinds Capital, Inc.	–	(0.04)	(1.05)	(0.08)
Hunter Defense Technologies, Inc.	–	(7.94)	–	(21.57)
Iracore International Holdings, Inc.(1)	13.61	(3.19)	13.62	(3.94)
Kawa Solar Holdings Limited	(4.69)	(0.01)	(5.46)	0.06
NTS Communications, Inc.	(0.55)	(4.06)	(2.92)	(4.54)
P2 Upstream Acquisition Co.	–	2.13	0.68	0.30
Prairie Provident Resources, Inc.	(0.26)	(0.10)	(0.78)	(0.49)
Reddy Ice Corporation	0.61	0.58	1.03	0.66
Securus Technologies Holdings, Inc.	0.13	1.34	0.67	7.03
Senior Credit Fund, LLC	(0.75)	1.30	(0.32)	1.20
Washington Inventory Service(2)	18.01	(3.46)	15.03	(4.69)
Other, net(3)	(1.32)	(0.25)	0.31	(2.23)

Total	$18.60	$(11.20)	$15.38	$(27.01)

(1)	Unrealized appreciation on Iracore International Holdings, Inc. is the result of the reversal of unrealized depreciation upon the exchange of first lien debt into non-income producing common equity.
(2)	Unrealized appreciation on Washington Inventory Service is the result of the reversal of unrealized depreciation upon the assignment of our second lien debt.
(3)

For the three and six months ended June 30, 2017, other, net includes gross unrealized appreciation of $1.20 million and $2.47 million, respectively, and gross unrealized depreciation of $(2.52) million and $(2.16) million, respectively. For the three and six months ended June 30, 2016, other, net includes gross unrealized appreciation of $1.61 million and $2.02 million, respectively, and gross unrealized depreciation of $(1.86) million and $(4.25) million, respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invest together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through SPV I, primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum.

Selected Financial Data

As of June 30, 2017 and December 31, 2016, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	June 30, 2017		December 31, 2016
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	( in millions)		( in millions)
Company	$100.00	$94.34	$100.00	$77.59
Cal Regents	100.00	94.34	100.00	77.59

Total	$200.00	$188.68	$200.00	$155.18

As of June 30, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $502.43 million and $479.53 million, respectively. As of June 30, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of June 30, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $17.43 million and $1.94 million, respectively. In addition, the Senior Credit Fund had six unfunded commitments totaling $12.55 million as of June 30, 2017 and three unfunded commitments totaling $6.30 million as of December 31, 2016.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2017 and December 31, 2016:

As of
	June 30, 2017	December 31, 2016
Number of portfolio companies	35	37
Total senior secured debt(1)	$520.80 million	$489.66 million
Largest loan to a single borrower(1)	$24.95 million	$24.62 million
Weighted average current interest rate on senior secured debt(2)	7.0%	6.6%
Percentage of performing debt bearing a floating rate(3)	100%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.1x	3.8x
Weighted average interest coverage(4)	3.1x	3.2x
Median EBITDA(4)	$43.96 million	$68.70 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company of the SCF, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to the SCF’s investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of the SCF’s debt investments. Weighted average interest coverage is weighted based on the fair value of the SCF’s performing debt investments. Median EBITDA is based on the SCF’s debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the SCF as of the respective reported end date. Statistics of the SCF’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of June 30, 2017

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.(++)	Commercial Services & Supplies	L + 6.25% (1.00% Floor)	06/16/2023	$15.00	$14.78	$14.77
Ansira Partners, Inc.(+++)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8.68	8.60	8.60
Ansira Partners, Inc.(1) (2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1.27	(0.01)	(0.01)
ASC Acquisition Holdings, LLC(+) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	10.97	10.87	10.86
ASC Acquisition Holdings, LLC(1) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3.75	—	—
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16.64	16.50	16.39
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14.89	14.75	14.81
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16.62	16.48	16.78
CST Buyer Company(++++)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	20.65	20.10	20.08
CST Buyer Company(1) (2)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	1.80	(0.05)	(0.05)
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.73	11.65	11.44
DiscoverOrg, LLC(+) (3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	6.95	6.92	6.93
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9.90	9.81	9.97
GK Holdings, Inc.(+++)	IT Services	L + 6.00% (1.00% Floor)	01/20/2021	17.55	17.47	16.85
HC Group Holdings III, Inc.(+)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.84	8.81	8.78
Help/Systems, LLC(+++)	Software	L + 4.50% (1.00% Floor)	10/08/2021	17.81	17.34	17.83
Hygiena Borrower LLC(+++)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	15.96	15.81	15.64
Hygiena Borrower LLC(1) (2)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	1.67	(0.02)	(0.05)
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14.07	13.98	13.72
KMG Chemicals Inc.(+)	Chemicals	L + 4.25% (1.00% Floor)	06/15/2024	7.00	6.97	7.06
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	10.81	10.65	10.75
Liquidnet Holdings, Inc.(+) (4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	23.91	23.69	23.85
Loar Group, Inc.(+)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.64	9.43	9.60
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.77	15.64	15.81
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18.84	18.79	18.94
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	17.91	17.76	17.78
Pomeroy Group LLC(+++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.84	15.43	14.97
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10.45	10.35	10.34
RealD, Inc.(+)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.77	16.63	16.64
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.44	9.33	9.41
SciQuest, Inc.(+++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	19.62	19.53	19.52
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	10.85	10.75	10.76
SMS Systems Maintenance Services, Inc.(+)	IT Services	L + 5.00% (1.00% Floor)	10/30/2023	14.92	14.85	14.86
Stackpath, LLC(++++)	Internet Software & Services	L + 5.00% (1.00% Floor)	02/03/2023	16.96	16.80	16.79
Tronair Parent Inc.(+)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13.89	13.77	13.76
U.S. Acute Care Solutions, LLC(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	12.93	12.82	12.81
VRC Companies, LLC(++++)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	20.01	19.57	19.56
VRC Companies, LLC(++++) (1)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	3.53	0.70	0.70
VRC Companies, LLC(++++) (1)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2022	1.41	0.04	0.04
Zep Inc.(+)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11.84	11.82	11.85

Total 1st Lien/Senior Secured Debt					479.11	479.14

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9.71	9.64	9.69

Total 1st Lien/First-Out Unitranche					9.64	9.69

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.87	7.90
GK Holdings, Inc.(+++)	IT Services	L + 10.25% (1.00% Floor)	01/20/2022	6.00	5.91	5.70

Total 2nd Lien/Senior Secured Debt					13.78	13.60

Total Corporate Debt					$502.53	$502.43

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2017 was 1.25%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of June 30, 2017 was 1.45%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of June 30, 2017 was 1.74%.
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

(3)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$519.86	$481.47
Cash and other assets	15.21	10.93

Total assets	$535.07	$492.40

Debt(1)	$336.60	$300.57
Other liabilities	8.82	35.04

Total liabilities	$345.42	$335.61

Members’ equity	$189.65	$156.79

Total liabilities and members’ equity	$535.07	$492.40

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of June 30, 2017 and December 31, 2016, which were in the amount of $2.64 million and $2.68 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in millions)
Selected Statement of Operations Information:
Total investment income	$10.18	$6.32	$18.61	$11.32

Expenses
Interest and other debt expenses	3.55	2.17	6.65	4.27
Excess loan origination and structuring fees	0.75	0.48	0.75	0.60
Professional fees	0.13	0.10	0.31	0.21
Administration and custodian fees	0.10	0.08	0.20	0.16
Other expenses	0.02	0.01	0.05	0.03

Total expenses	4.55	2.84	7.96	5.27

Net investment income (loss)	5.63	3.48	10.65	6.05

Net realized gain (loss) on investments	–	–	0.08	–
Net change in unrealized appreciation (depreciation) on investments	(2.23)	2.21	(1.57)	1.99

Net increase (decrease) in members’ equity	$3.40	$5.69	$9.16	$8.04

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis as of June 30, 2017. As of June 30, 2017, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan.

As of June 30, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $339.24 million, and $303.25 million, respectively. The summary information of the Asset Based Facility for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Borrowing interest expense	$3.22	$1.63	$5.96	$2.86
Facility fees	0.14	0.20	0.31	0.45
Amortization of financing costs	0.19	0.13	0.38	0.46
Total	$3.55	$1.96	$6.65	$3.77
Weighted average interest rate	3.6%	3.1%	3.6%	3.1%
Average outstanding balance	$355.79	$209.86	$338.99	$184.83

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. The summary information of the Subscription Facility for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)
Borrowing interest expense	N/A	$0.17	N/A	$0.42
Facility fees	N/A	0.01	N/A	0.02
Amortization of financing costs	N/A	0.03	N/A	0.06
Total	N/A	$0.21	N/A	$0.50
Weighted average interest rate	N/A	2.5%	N/A	2.4%
Average outstanding balance	N/A	$27.74	N/A	$35.03

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017 and December 31, 2016, our asset coverage ratio was 2.77 to 1 and 2.32 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of June 30, 2017, we had cash of approximately $37.49 million, an increase of $32.93 million from December 31, 2016. Cash provided by operating activities for the six months ended June 30, 2017 was approximately $74.77 million, primarily driven by an increase in net assets resulting from operations of $19.15 million, proceeds from sales and principal repayments of $278.12 million and proceeds from other operating activities of $15.81 million, offset by net purchases of investments in the affiliated money market fund of $2.12 million, and purchases of investments of $236.19 million. Cash used by financing activities for the six months ended June 30, 2017 was approximately $41.84 million, primarily driven by repayments on debt of $267.25 million, distributions paid of $32.19 million, and other financing activities of $0.72 million, partially offset by proceeds from the issuance of common stock (net of underwriting and offering costs) of $81.57 and borrowings on debt of $176.75 million.

As of June 30, 2016, we had cash of approximately $15.45 million, a decrease of $7.26 million from December 31, 2015. In addition, as of June 30, 2016, we had an investment in a money market fund managed by an affiliate of Group Inc. of $15.67 million, an increase of $5.55 million from December 31, 2015. Cash used by operating activities for the six months ended June 30, 2016 was approximately $24.18 million, primarily driven by purchases of investments of $93.86 million and net purchase of investments in the affiliated money market fund of $5.55 million, partially offset by an increase in net assets resulting from operations of $12.40 million, proceeds from sales and principal repayments of $35.53 million, and proceeds from other operating activities of $27.30 million. Cash used by financing activities for the six months ended June 30, 2016 was approximately $16.92 million, which was the result of proceeds from the borrowings on debt of $110.50 million, partially offset by repayments on debt of $60.95 million, distributions paid of $32.57 million, and other financing activities of $0.06 million.

To the extent permissible under the risk retention rules and applicable provisions of the 1940 Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more CLOs or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary (subject to regulatory approvals).

Equity Issuances

On May 24, 2017, we completed a follow-on offering under our shelf registration statement, issuing 3,250,000 shares of our common stock at a public offering price of $22.50 per share. Net of offering and underwriting costs, we received cash proceeds of $69.65 million.

On May 26, 2017, we sold an additional 487,500 shares of our common stock pursuant to the underwriters’ exercise of the option to purchase additional shares we granted in connection with the aforementioned offering. Net of underwriting costs, we received additional cash proceeds of $10.64 million.

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

In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and is scheduled to expire on March 18, 2018. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2017, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2017 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202

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

The following table shows our contractual obligations as of June 30, 2017:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$297.25	$–	$–	$297.25	$–
Convertible Notes	$115.00	$–	$–	$115.00	$–

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $530.65 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

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

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay the excess amount in cash or shares of our common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. We have determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of June 30, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2017 and December 31, 2016, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$13.76	$6.80
First Lien/Last-Out Unitranche	0.67	–

Total	$14.43	$6.80

RECENT DEVELOPMENTS

As of June 30, 2017, we held two tranches of loans to Kawa Solar Holdings Limited (“Kawa”) comprised of $6.84 million par value of revolving first lien debt and $10.54 million of a first lien guarantee facility that was collateralized by cash. In July 2017, Kawa completed a capital restructuring whereby $4.70 million of the first lien revolver debt was exchanged into common equity of Conergy Asia Holdings Limited, a UK limited company that was formed to purchase and own the shares of Conergy Asia & ME Pte. Ltd., a subsidiary of Kawa. The remaining revolver was exchanged into a non-interest bearing first lien loan and we funded our pro rata share of $0.40 million of new first lien revolver. As a result of the exchange of the first lien revolver into non-interest bearing debt and non-income producing equity in connection with this restructuring, the investment was taken off of non-accrual status. The $10.54 million of first lien guarantee facility debt in Kawa was amended to convert the coupon to PIK.

On July 31, 2017, we and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from August 1, 2017 to November 1, 2017.

On August 1, 2017, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 16, 2017 to holders of record as of September 29, 2017.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets within the meaning of the Investment Company Act, on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are described in more detail below.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2017, we had two investments on non-accrual status, which represented 0.7% and 0.2% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2.12 million) at amortized cost and at fair value, respectively. As of December 31, 2016, we had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively.

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

As of June 30, 2017 and December 31, 2016, on a fair value basis, approximately 4.1% and 7.2%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 95.9% and 92.8%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$25.93	$(8.32)	$17.61
Up 200 basis points	17.29	(5.55)	11.74
Up 100 basis points	8.64	(2.77)	5.87
Up 75 basis points	6.48	(2.08)	4.40
Up 50 basis points	4.32	(1.39)	2.93
Up 25 basis points	2.15	(0.70)	1.45
Down 25 basis points	(1.89)	0.69	(1.20)
Down 50 basis points	(2.30)	1.39	(0.91)
Down 75 basis points	(2.40)	2.08	(0.32)
Down 100 basis points	(2.45)	2.77	0.32
Down 200 basis points	(2.49)	3.40	0.91
Down 300 basis points	(2.49)	3.40	0.91

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 31, 2017, we and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from August 1, 2017 to November 1, 2017. See Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: August 3, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No	Description of Exhibits

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (a) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.1	Dividend Reinvestment Plan, amended as of August 1, 2017.

10.2	Second Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 31, 2017, between Goldman Sachs BDC, Inc. and Regents of the University of California.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.