Form 10-Q
period 2017-09-30
Goldman Sachs BDC, Inc.
filed 2017-11-02
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 2, 2017 was 40,130,665.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Non-controlled/non-affiliated investments, at fair value (cost of $1,015,440 and $1,055,203, respectively)	$989,904	$1,004,793
Non-controlled affiliated investments, at fair value (cost of $107,223 and $89,715, respectively)	93,669	84,103
Controlled affiliated investments, at fair value (cost of $94,342 and $77,592, respectively)	95,114	78,394
Investments in affiliated money market fund (cost of $3 and $1, respectively)	3	1
Cash	11,967	4,565
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,617	7,841
Dividend receivable from controlled affiliated investments	2,350	1,925
Other income receivable from controlled affiliated investments	1,096	2,212
Deferred financing costs	5,107	6,018
Deferred offering costs	160	605
Other assets	699	76

Total assets	$1,207,686	$1,190,533

Liabilities

Debt (net of debt issuance costs of $3,945 and $4,598, respectively)	$443,805	$498,152
Interest and other debt expenses payable	2,842	1,569
Management fees payable	4,369	4,406
Incentive fees payable	4,624	1,474
Distribution payable	18,049	16,349
Accrued offering costs	527	518
Directors’ fees payable	175	8
Accrued expenses and other liabilities	2,136	2,920

Total liabilities	$476,527	$525,396

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,109,905 and 36,331,662 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	40	36
Paid-in capital in excess of par	801,048	719,847
Accumulated net realized gain (loss)	(64,362)	(23,729)
Accumulated undistributed net investment income	34,172	25,624
Net unrealized appreciation (depreciation) on investments	(38,318)	(55,220)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$731,159	$665,137

TOTAL LIABILITIES AND NET ASSETS	$1,207,686	$1,190,533

Net asset value per share	$18.23	$18.31

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$28,204	$29,259	$85,383	$84,879
Dividend income	–	633	–	1,890
Other income	1,255	756	2,090	1,153

Total investment income from non-controlled/non-affiliated investments	29,459	30,648	87,473	87,922
From non-controlled affiliated investments:
Payment-in-kind	1,885	54	5,287	54
Interest income	354	333	1,476	333
Dividend income	7	10	20	32
Other income	7	6	19	6

Total investment income from non-controlled affiliated investments	2,253	403	6,802	425
From controlled affiliated investments:
Dividend income	2,350	1,825	7,250	4,650
Other income	350	1,074	1,096	1,618

Total investment income from controlled affiliated investments	2,700	2,899	8,346	6,268

Total investment income	$34,412	$33,950	$102,621	$94,615

Expenses:
Interest and other debt expenses	$4,884	$3,628	$14,235	$9,909
Management fees	4,369	4,292	13,181	12,606
Incentive fees	4,624	5,459	9,595	8,948
Professional fees	509	637	1,443	1,818
Administration, custodian and transfer agent fees	219	213	608	654
Directors’ fees	177	263	525	743
Other expenses	302	487	925	1,122

Total expenses	$15,084	$14,979	$40,512	$35,800

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$19,328	$18,971	$62,109	$58,815

Excise tax expense	$383	$294	$1,116	$728

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$18,945	$18,677	$60,993	$58,087

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$138	$(21,993)	$(38,138)	$(21,993)
Non-controlled affiliated investments	(2,495)	–	(2,495)	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(341)	23,891	24,874	(3,824)
Non controlled affiliated investments	1,574	1,353	(7,942)	864
Controlled affiliated investments	291	735	(30)	1,930

Net realized and unrealized gains (losses)	$(833)	$3,986	$(23,731)	$(23,023)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,112	$22,663	$37,262	$35,064

Net investment income (loss) per share (basic and diluted)	$0.47	$0.51	$1.60	$1.60
Earnings per share (basic and diluted)	$0.45	$0.62	$0.98	$0.97
Weighted average shares outstanding	40,106,702	36,320,014	38,130,304	36,312,852
Distributions declared per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$60,993	$58,087
Net realized gain (loss) on investments	(40,633)	(21,993)
Net change in unrealized appreciation (depreciation) on investments	16,902	(1,030)

Net increase (decrease) in net assets resulting from operations	$37,262	$35,064

Distributions to stockholders from:
Net investment income	$(52,445)	$(49,023)

Total distributions to stockholders	$(52,445)	$(49,023)

Capital transactions:
Issuance of common stock (3,737,500 and 0 shares, respectively)	$80,288	$–
Reinvestment of stockholder distributions (40,743 and 14,492 shares, respectively)	917	279

Net increase (decrease) in net assets resulting from capital transactions	$81,205	$279

TOTAL INCREASE (DECREASE) IN NET ASSETS	$66,022	$(13,680)

Net assets at beginning of period	$665,137	$688,650

Net assets at end of period	$731,159	$674,970

Accumulated undistributed net investment income	$34,172	$23,415

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$37,262	$35,064
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(494,609)	(219,901)
Payment-in-kind	(5,177)	(368)
Investments in affiliated money market fund, net	(2)	10,114
Proceeds from sales of investments and principal repayments	472,443	139,493
Net realized (gain) loss on investments	40,633	21,993
Net change in unrealized (appreciation) depreciation on investments	(16,902)	1,030
Amortization of premium and accretion of discount, net	(7,785)	(4,151)
Amortization of deferred financing and debt issuance costs	1,484	908
Amortization of original issue discount on convertible notes	92	–
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	–	313
(Increase) decrease in interest and dividends receivable	(201)	516
(Increase) decrease in other income receivable	1,116	(937)
(Increase) decrease in other assets	(623)	162
Increase (decrease) in interest and other debt expenses payable	1,282	(100)
Increase (decrease) in management fees payable	(37)	54
Increase (decrease) in incentive fees payable	3,150	5,323
Increase (decrease) in directors’ fees payable	167	226
Increase (decrease) in accrued expenses and other liabilities	(784)	(1,207)

Net cash provided by (used for) operating activities	$31,509	$(11,468)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$81,571	$–
Offering costs paid	(829)	(40)
Distributions paid	(49,828)	(48,737)
Deferred financing and debt issuance costs paid	(21)	(45)
Borrowings on debt	405,350	195,500
Repayments of debt	(460,350)	(143,250)

Net cash provided by (used for) financing activities	$(24,107)	$3,428

Net increase (decrease) in cash	7,402	(8,040)
Cash, beginning of period	4,565	22,710

Cash, end of period	$11,967	$14,670

Supplemental and non-cash financing activities
Interest expense paid	$10,601	$8,803
Accrued but unpaid excise tax expense	$1,079	$722
Accrued but unpaid deferred financing and debt issuance costs	$52	$8
Accrued but unpaid offering costs	$527	$–
Accrued but unpaid distributions	$18,049	$16,345
Reinvestment of stockholder distributions	$917	$279

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2017

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 161.21% # *

Corporate Debt (1) – 143.99%

1st Lien/Senior Secured Debt – 48.65%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$20,100
Continuum Managed Services LLC(+) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	21,606	21,034	21,012
Continuum Managed Services LLC(3) (4) (5)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	1,800	(46)	(49)
Continuum Managed Services LLC(3) (4) (5)	IT Services	L + 8.75% (1.00% Floor)	06/08/2022	2,220	(57)	(61)
Dade Paper & Bag, LLC (+) (3) (6)	Distributors	L + 7.50% (1.00% Floor)	06/10/2024	11,072	10,858	10,851
Elemica, Inc.(+) (6)	Software	L + 8.00% (1.00% Floor)	07/07/2021	41,969	41,120	41,234
Elemica, Inc.(4) (5) (6)	Software	L + 8.00% (1.00% Floor)	07/07/2021	6,000	(119)	(105)
Heligear Acquisition Co.(2) (6)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,352	17,762
Infinity Sales Group(+++) (6)	Media	L + 10.50% (1.00% Floor)	11/21/2018	29,273	29,096	27,809
Iracore International Holdings, Inc.^ (+) (6)	Energy Equipment & Services	L + 9.00% (1.00% Floor)	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (+++) (6) (7) (12)	Construction & Engineering	L + 8.00% PIK	07/02/2018	10,483	10,372	9,671
Kawa Solar Holdings Limited^ (6) (7) (8) (12)	Construction & Engineering		07/02/2018	3,643	1,126	—
Legacy Buyer Corp.(+++) (6)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	24,689	24,445	24,195
Legacy Buyer Corp.(4) (5) (6)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	(25)	(50)
Madison-Kipp Corporation(+) (6)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	33,540	33,135	33,372
Netvoyage Corporation(+) (3) (6)	Software	L + 9.50% (1.00% Floor)	03/24/2022	7,849	7,704	7,711
Netvoyage Corporation(3) (4) (5) (6)	Software	L + 9.50% (1.00% Floor)	03/24/2022	654	(12)	(11)
SF Home Décor, LLC(+++) (3)	Household Products	L + 9.50% (1.00% Floor)	07/13/2022	21,133	20,518	20,499
The Merit Distribution Group, LLC(+++) (6)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	24,250	23,777	24,250
US Med Acquisition, Inc.(+++) (6)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,341	29,905	29,431
Vexos, Inc.(+++) (6)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	37,797	37,426	36,474
Xactly Corporation(+) (3)	Internet Software & Services	L + 7.25% (1.00% Floor)	07/29/2022	19,800	19,415	19,404
Xactly Corporation(3) (4) (5)	Internet Software & Services	L + 7.25% (1.00% Floor)	07/29/2022	1,697	(33)	(34)
Yasso, Inc.(++) (3) (6)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	9,055	8,889	8,873

Total 1st Lien/Senior Secured Debt					359,269	355,727

1st Lien/Last-Out Unitranche (9) – 37.53%
Associations, Inc.(+++) (6)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	57,690	57,109	57,402
Avenue Stores, LLC(+) (6)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,657	30,000
Bolttech Mannings, Inc.(+++) (6) (10)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	40,342	40,095	17,347
Intelligent Document Solutions, Inc.(+++) (3)	Diversified Financial Services	L + 8.25% (1.00% Floor)	08/31/2022	11,900	11,607	11,602
Mervin Manufacturing, Inc.(+++) (6)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,055	10,327
myON, LLC(+) (3) (6)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	7,100	6,972	6,976
NTS Communications, Inc.^ (+++) (6)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor) PIK	06/06/2019	56,928	53,950	49,243
Pro-Pet, LLC(+) (6)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,214	29,546
Smarsh, Inc.(+) (3) (6)	Software	L + 7.88% (1.00% Floor)	03/31/2021	17,756	17,463	17,445
The Service Companies Inc.(+++) (6)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	45,085	44,752	44,521

Total 1st Lien/Last-Out Unitranche					303,874	274,409

2nd Lien/Senior Secured Debt – 57.36%
American Dental Partners, Inc.(+++) (3) (6)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	8,500	8,300	8,309
ASC Acquisition Holdings, LLC(+++) (6)	Distributors	L + 13.00% (1.00% Floor)	12/15/2022	30,000	29,249	30,000
Country Fresh Holdings, LLC(+++) (3)	Food Products	L + 8.75% (1.00% Floor)	10/02/2023	9,400	9,216	9,212
DiscoverOrg, LLC(+)	Software	L + 8.50% (1.00% Floor)	02/23/2024	59,500	58,374	58,905

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2017 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

DuBois Chemicals, Inc.(+) (3) (6)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	$20,700	$20,255	$20,493
ERC Finance, LLC(+) (3)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	09/21/2025	19,800	19,356	19,355
Global Tel*Link Corporation(+++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,711	27,860
IHS Intermediate Inc.(+++) (6)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,847	9,525
Market Track, LLC(+) (3) (6)	Internet Catalog & Retail	L + 7.75% (1.00% Floor)	06/05/2025	22,200	21,553	21,534
MedPlast Holdings, Inc.(++) (6)	Health Care Equipment & Supplies	L + 8.75% (1.00% Floor)	06/06/2023	46,500	45,418	45,453
MPI Products LLC(+++) (6)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,846	19,850
National Spine and Pain Centers, LLC(+++) (3) (6)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	12/02/2024	19,100	18,545	18,527
Oasis Outsourcing Holdings, Inc.(+) (3)	Diversified Financial Services	L + 7.25% (1.00% Floor)	07/01/2024	22,760	22,427	22,419
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	5,000	4,971	4,758
PPC Industries Inc.(+++) (3)	Containers & Packaging	L + 8.00% (1.00% Floor)	05/08/2025	8,330	8,250	8,309
Reddy Ice Corporation(+++)	Food Products	L + 9.50% (1.25% Floor)	11/01/2019	13,500	13,240	12,656
Securus Technologies Holdings, Inc.(+++++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	04/30/2021	20,000	19,874	20,017
SMB Shipping Logistics, LLC(++++) (3) (6)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	25,000	24,647	24,625
SW Holdings, LLC(+++) (6)	Media	L + 8.75% (1.00% Floor)	12/30/2021	14,265	14,057	14,051
Zep Inc.(+) (3)	Chemicals	L + 8.25% (1.00% Floor)	08/11/2025	23,800	23,208	23,502

Total 2nd Lien/Senior Secured Debt					418,344	419,360

Unsecured Debt – 0.45%
CB-HDT Holdings, Inc.^ (6)	Aerospace & Defense	12.00% PIK	12/15/2019	3,300	3,300	3,300

Total Unsecured Debt					3,300	3,300

Total Corporate Debt					1,084,787	1,052,796

Portfolio Company	Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 1.70%
CB-HDT Holdings, Inc.^ (6) (8)	Aerospace & Defense			1,108,333	$10,185	$11,815
Conergy Asia Holdings, Ltd.^ (7) (8) (13)	Construction & Engineering			600,000	600	600
Kawa Solar Holdings Limited^ (6) (7) (10) (12)	Construction & Engineering	8.00% PIK		52,899	778	—
NTS Communications, Inc.^ (6) (8)	Diversified Telecommunication Services			263	187	—

Total Preferred Stock					11,750	12,415

Common Stock (1) – 2.51%
CB-HDT Holdings, Inc.^ (6) (8)	Aerospace & Defense			453,383	2,393	4,833
Conergy Asia Holdings, Ltd.^ (6) (7) (8) (13)	Construction & Engineering			2,000	4,700	3,474
Continuum Managed Services LLC - Class A(3) (6) (8)	IT Services			733	733	733
Continuum Managed Services LLC - Class B(3) (6) (8)	IT Services			496,698	7	7
Iracore International Holdings, Inc.^ (6) (8)	Energy Equipment & Services			28,898	7,003	6,213
Kawa Solar Holdings Limited^(6) (7) (8) (12)	Construction & Engineering			1,399,556	—	—
myON, LLC(3) (6) (8)	Internet Software & Services			16,087	600	600
National Spine and Pain Centers, LLC(3) (6) (8)	Health Care Providers & Services			600	600	600
NTS Communications, Inc.^ (6) (8)	Diversified Telecommunication Services			595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (8) (14)	Oil, Gas & Consumable Fuels			3,579,988	9,237	1,131
Yasso, Inc.(3) (6) (8)	Food Products			850	850	771

Total Common Stock					26,126	18,362

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2017 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company		LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 13.01%
Senior Credit Fund, LLC^^ (7)		$94,342	$94,342	$95,114

Total Investment Funds & Vehicles			94,342	95,114

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #*
Goldman Sachs Financial Square Government Fund - Institutional Shares	0.91%(11)	3,420	3	3

Total Investments in Affiliated Money Market Fund			3	3

TOTAL INVESTMENTS – 161.21%			$1,217,008	$1,178,690

LIABILITIES IN EXCESS OF OTHER ASSETS – (61.21%)				$(447,531)

NET ASSETS – 100.00%				$731,159

#	Percentages are based on net assets.
*	Unless otherwise indicated, all investments are domiciled in the United States.
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

^^^	The investment is deemed to be an “affiliated person” of the Company because it falls under the definition of “affiliated person” in the Investment Company Act of 1940 with respect to the Company.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.23%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2017 was 1.27%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.51%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1week LIBOR plus a base rate. The 1 week LIBOR as of September 30, 2017 was 1.21%.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of September 30, 2017, the aggregate fair value of these securities is $37,862 or 5.18% of the Company’s net assets.

(3)

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

(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017 the aggregate fair value of non-qualifying assets was $109,990 or 9.11% of the Company’s total assets.

(8)	Non-income producing security.
(9)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(10)	The investment was on non-accrual status as of September 30, 2017.
(11)	The rate shown is the annualized seven-day yield as of September 30, 2017.
(12)	The investment is domiciled in Germany. As of September 30, 2017 the aggregate fair value of investments domiciled in Germany was $9,671 or 1.32% of net assets.
(13)	The investment is domiciled in Singapore. As of September 30, 2017 the aggregate fair value of investments domiciled in Singapore was $4,074 or 0.56% of net assets.
(14)	The investment is domiciled in Canada.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2017. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, My-On BDC Blocker, LLC and, prior to its dissolution in February 2016, DDDS BL, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2017, the Company earned $726 and $2,538, respectively, in prepayment premiums and $696 and $4,364, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and nine months ended September 30, 2016, the Company earned $434 and $704, respectively, in prepayment premiums and $551 and $1,111, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of September 30, 2017, the Company had two investments on non-accrual status, which represented 3.4% and 1.5% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $3) at amortized cost and at fair value, respectively. As of December 31, 2016, the Company had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1) at amortized cost and at fair value, respectively.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2017 and December 31, 2016, the Company held $11,967 and $4,565, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2017, the Company accrued excise taxes of $383 and $1,116, respectively. As of September 30, 2017, $1,079 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2016, the Company accrued excise taxes of $294 and $728, respectively.

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

Deferred Offering Costs

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering.

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

For the three and nine months ended September 30, 2017, Management Fees amounted to $4,369 and $13,181, respectively. As of September 30, 2017, $4,369 remained payable. For the three and nine months ended September 30, 2016, Management Fees amounted to $4,292 and $12,606, respectively.

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

For the three and nine months ended September 30, 2017, the Company incurred Incentive Fees based on income of $4,624 and $9,595, respectively. As of September 30, 2017, $4,624 remained payable. For the three and nine months ended September 30, 2016, the Company incurred Incentive Fees based on income of $5,459 and $8,948, respectively. For the three and nine months ended September 30, 2017 and 2016, the Company did not accrue any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $213 and $594, respectively. As of September 30, 2017, $94 remained payable. For the three and nine months ended September 30, 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $212 and $633, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $6 and $14, respectively. As of September 30, 2017, none remained payable. For the three and nine months ended September 30, 2016, the Company incurred expenses for services provided by the Transfer Agent of $1 and $21, respectively.

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

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2017 and 2016, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

Affiliates

At September 30, 2017 and December 31, 2016, Group Inc. owned 16.16% and 17.85%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the nine months ended September 30, 2017, were as follows:

	Fair Value as of December 31, 2016	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2017	Dividend, Interest and PIK Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$78,394	$16,750	$–	$–	$(30)	$95,114	$7,250	$1,096
Total Controlled Affiliates	$78,394	$16,750	$–	$–	$(30)	$95,114	$7,250	$1,096
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$1	$253,829	$(253,827)	$–	$–	$3	$20	$–
CB-HDT Holdings, Inc.	18,510	184	–	–	1,254	19,948	284	–
Conergy Asia Holdings, Ltd	–	5,300	–	–	(1,226)	4,074	–	–
Iracore International Holdings, Ltd	–	10,392	–	–	(790)	9,602	164	–
Kawa Solar Holdings Limited	15,917	3,927	(5,025)	(2,495)	(2,653)	9,671	1,072	–
Prairie Provident Resources, Inc.	2,178	–	–	–	(1,047)	1,131	–	–
NTS Communications, Inc.	47,498	5,225	–	–	(3,480)	49,243	5,243	19
Total Non-Controlled Affiliates	$84,104	$278,857	$(258,852)	$(2,495)	$(7,942)	$93,672	$6,783	$19
Total Affiliates	$162,498	$$295,607	$(258,852)	$(2,495)	$(7,972)	$188,786	$14,033	$1,115

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

The Company’s investments in affiliates for the year ended December 31, 2016, were as follows:

	Fair Value as of December 31, 2015	Gross Additions(4)	Gross Reductions(5)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2016	Dividend, Interest and PIK Income	Other Income
Controlled Affiliates

Senior Credit Fund, LLC(1)	$44,897	$31,425	$–	$–	$2,072	$78,394	$6,575	$2,212
Total Controlled Affiliates	$44,897	$31,425	$–	$–	$2,072	$78,394	$6,575	$2,212
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$10,117	$381,895	$(392,011)	$–	$–	$1	$37	$–
CB-HDT Holdings, Inc.	–	15,694	–	–	2,816	18,510	18	–
Kawa Solar Holdings Limited	–	15,931	–	–	(14)	15,917	851	–
Prairie Provident Resources, Inc. (3)	4,048	–	–	–	(1,870)	2,178	–	–
NTS Communications, Inc.	–	42,929	–	–	4,569	47,498	1,669	13
Total Non-Controlled Affiliates	$14,165	$456,449	$(392,011)	$–	$5,501	$84,104	$2,575	$13
Total Affiliates	$59,062	$487,874	$(392,011)	$–	$7,573	$162,498	$9,150	$2,225

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $3 and $1, respectively) consisted of the following:

	September 30, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$359,269	$355,727	$436,896	$421,026
1st Lien/Last-Out Unitranche	303,874	274,409	329,455	310,254
2nd Lien/Senior Secured Debt	418,344	419,360	352,696	336,178
Unsecured Debt	3,300	3,300	3,115	3,115
Preferred Stock	11,750	12,415	11,123	11,833
Common Stock	26,126	18,362	11,633	6,490
Investment Funds & Vehicles(1)	94,342	95,114	77,592	78,394
Total Investments	$1,217,005	$1,178,687	$1,222,510	$1,167,290

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	September 30, 2017	December 31, 2016
Software	11.0%	9.8%
Diversified Telecommunication Services	8.2	8.0
Investment Funds & Vehicles	8.1	6.7
Health Care Providers & Services	6.8	3.2
Health Care Equipment & Supplies	6.4	4.7
Distributors	5.5	5.1
Real Estate Management & Development	4.9	4.9
Electronic Equipment, Instruments & Components	4.8	4.8
Household Products	4.2	2.5
Professional Services	3.8	4.8
Chemicals	3.7	–
Media	3.6	3.7
Aerospace & Defense	3.2	3.1
Diversified Financial Services	2.9	–
Machinery	2.8	3.1
Food Products	2.7	1.0
Specialty Retail	2.5	2.6
Internet Software & Services	2.3	8.3
Air Freight & Logistics	2.1	3.8
Internet Catalog & Retail	1.8	–
IT Services	1.8	–
Auto Components	1.7	1.7
Commercial Services & Supplies	1.5	1.7
Construction & Engineering	1.2	1.4
Leisure Equipment & Products	0.9	0.9
Energy Equipment & Services	0.8	0.6
Containers & Packaging	0.7	–
Oil, Gas & Consumable Fuels	0.1	0.2
Health Care Technology	–	6.0
Building Products	–	6.4
Computers & Peripherals	–	1.0
Total	100.0%	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2017	December 31, 2016
United States	98.8%	98.5%
Germany	0.8	1.3
Singapore	0.3	–
Canada	0.1	0.2
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company invests together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents are responsible for sourcing the Senior Credit Fund’s investments. Each of the Company and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. On July 31, 2017, the Company and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from August 1, 2017 to November 1, 2017.

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis as of September 30, 2017. As of September 30, 2017, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. As of September 30, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $309,154 and $303,250, respectively.

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

As of September 30, 2017 and December 31, 2016, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	September 30, 2017		December 31, 2016
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$94,342	$100,000	$77,592
Cal Regents	100,000	94,342	100,000	77,592
Total	$200,000	$188,684	$200,000	$155,184

As of September 30, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $471,530 and $479,526, respectively. As of September 30, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of September 30, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $4,849 and $1,942, respectively. In addition, as of September 30, 2017, the Senior Credit Fund had eight unfunded commitments totaling $13,478 and as of December 31, 2016, the Senior Credit Fund had three unfunded commitments totaling $6,296.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Total senior secured debt(1)	$490,871	$489,657
Weighted average current interest rate on senior secured debt(2)	7.0%	6.6%
Number of borrowers in the Senior Credit Fund	34	37
Largest loan to a single borrower(1)	$24,897	$24,618

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount.

Senior Credit Fund Portfolio as of September 30, 2017

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.(+++)	Commercial Services & Supplies	L + 6.25% (1.00% Floor)	06/16/2023	$15,000	$14,784	$14,775
A Place For Mom, Inc.(+++)	Diversified Consumer Services	L + 4.00% (1.00% Floor)	08/10/2024	4,000	3,980	3,995
Ansira Partners, Inc.(+++)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,662	8,583	8,575
Ansira Partners, Inc.(+++) (1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,271	693	692
ASC Acquisition Holdings, LLC(+++) (2)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	10,828	10,734	10,720
ASC Acquisition Holdings, LLC(1) (2) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	(38)	(38)
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,555	16,419	16,306
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,850	14,720	14,776
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,490	16,359	16,655
CST Buyer Company(++++)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	20,597	20,073	20,030
CST Buyer Company(1) (3)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	1,800	(45)	(50)
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,700	11,619	11,583
DiscoverOrg, LLC(+) (2)	Software	L + 4.50% (1.00% Floor)	08/25/2023	8,000	7,961	7,920
FWR Holding Corporation(++++)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	9,103	8,878	8,875
FWR Holding Corporation(+++) (1)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	1,175	294	294
FWR Holding Corporation(1) (3)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2019	2,936	(72)	(73)
GK Holdings, Inc.(+++)	IT Services	L + 6.00% (1.00% Floor)	01/20/2021	17,505	17,433	16,455
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,820	8,789	8,886
Help/Systems, LLC(+++)	Software	L + 4.50% (1.00% Floor)	10/08/2021	17,766	17,318	17,810
Hygiena Borrower LLC(+++)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	15,920	15,775	15,602
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	1,667	(22)	(33)
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14,035	13,948	13,907
KMG Chemicals, Inc.(+)	Chemicals	L + 4.25% (1.00% Floor)	06/15/2024	6,847	6,814	6,930
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	10,775	10,629	10,829
Liquidnet Holdings, Inc.(+)	Capital Markets	L + 4.25% (1.00% Floor)	07/15/2024	9,875	9,779	9,900
Loar Group, Inc.(+)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	14,133	13,808	14,062
MB Aerospace Holdings Inc.(+)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,729	15,603	15,689
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,795	18,742	18,983
Pomeroy Group LLC(+++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,799	15,410	15,246
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,421	10,328	10,317
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,703	16,572	16,577
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,435	9,338	9,388
SciQuest, Inc.(+)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	19,568	19,481	19,470
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	10,702	10,615	10,622
SMS Systems Maintenance Services, Inc.(+)	IT Services	L + 5.00% (1.00% Floor)	10/30/2023	14,888	14,819	14,478
Stackpath, LLC(+++)	Internet Software & Services	L + 5.00% (1.00% Floor)	02/03/2023	16,958	16,801	16,788
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,860	13,740	13,721
U.S. Acute Care Solutions, LLC(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	12,903	12,791	12,773
VRC Companies, LLC(+)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	19,956	19,535	19,507
VRC Companies, LLC(+++) (1)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	3,529	2,184	2,179
VRC Companies, LLC(1)	Commercial Services & Supplies	P + 5.50%	03/31/2022	1,412	748	745

Total 1st Lien/Senior Secured Debt					445,920	445,866

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9,653	9,579	9,629

Total 1st Lien/First-Out Unitranche					9,579	9,629

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+) (2)	Software	L + 8.50% (1.00% Floor)	02/23/2024	10,500	10,346	10,395
GK Holdings, Inc.(+++)	IT Services	L + 10.25% (1.00% Floor)	01/20/2022	6,000	5,915	5,640

Total 2nd Lien/Senior Secured Debt					16,261	16,035

Total Corporate Debt					471,760	471,530

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund - Institutional Shares		0.91%(4)		4,849,420	$4,849	$4,849

Total Investments in Affiliated Money Market Fund					4,849	4,849

TOTAL INVESTMENTS					$476,609	$476,379

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.23%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2017 was 1.27%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.51%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of September 30, 2017 was 1.78%.
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

(4)	The rate shown is the annualized seven-day yield as of September 30, 2017.

L – LIBOR

P – U.S. Prime Rate (which as of September 30, 2017 was 4.25%)

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,950	$4,864	$4,950
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,727	8,640	8,640
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11,250	11,138	11,137
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,767	16,607	16,348
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,963	14,861	14,850
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17,401	17,261	17,314
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,873	16,717	17,041
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,790	11,697	10,729
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7,147	7,121	7,075
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,880	15,589	15,920
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,950	9,855	10,025
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,640	17,555	17,464
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,888	8,852	8,510
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17,955	17,407	17,910
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,965	4,909	5,039
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,805	15,700	15,746
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11,986	11,803	11,956
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24,618	24,340	24,433
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,925	9,684	9,875
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,849	15,708	15,769
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6,650	6,600	6,658
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1,333	–	12
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,937	18,878	18,997
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3,979	3,970	3,989
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13,578	13,510	13,552
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18,000	17,820	17,820
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,920	15,472	15,760
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7,469	7,369	7,553
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,500	10,395	10,395
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,873	16,719	16,704
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,592	9,476	9,448
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13,930	13,863	13,860
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,213	11,107	11,100
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,860	13,762	13,721
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13,000	12,870	12,870
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,808	10,614	10,871
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,901	11,879	11,961

Total 1st Lien/Senior Secured Debt					454,612	456,002

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9,762	9,676	9,664

Total 1st Lien/First-Out Unitranche					9,676	9,664

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	$8,000	$7,858	$7,860
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,904	6,000

Total 2nd Lien/Senior Secured Debt					13,762	13,860

Total Corporate Debt					478,050	479,526

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund		0.45%(5)		1,941,599	$1,942	$1,942

Total Investments in Affiliated Money Market Fund					1,942	1,942

TOTAL INVESTMENTS					$479,992	$481,468

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2016.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$476,379	$481,468
Cash and other assets	29,402	10,930
Total assets	$505,781	$492,398

Debt (1)	$306,590	$300,574
Other liabilities	8,963	35,036
Total liabilities	$315,553	$335,610
Members’ equity	190,228	156,788
Total liabilities and members’ equity	$505,781	$492,398

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,564 and $2,676 as of September 30, 2017 and December 31, 2016, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Selected Statements of Operations Information:
Total investment income	$9,535	$6,905	$28,140	$18,220

Expenses
Interest and other debt expenses	3,482	2,308	10,132	6,582
Excess loan origination and structuring fees	350	1,109	1,096	1,712
Professional fees	176	90	485	297
Administration and custodian fees	103	81	299	240
Other expenses	36	26	88	52
Total expenses	$4,147	$3,614	$12,100	$8,883
Total net income	5,388	3,291	16,040	9,337
Net realized gain (loss) on investments	29	–	106	–
Net change in unrealized appreciation (depreciation) on investments	(135)	1,829	(1,706)	3,823
Net increase (decrease) in members’ equity	$5,282	$5,120	$14,440	$13,160

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three and nine months ended September 30, 2017, the Company accrued income based on loan origination and structuring fees of $350 and $1,096, respectively. For the three and nine months ended September 30, 2016, the Company accrued income based on loan origination and structuring fees of $1,074 and $1,618, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$274,856	• Discount Rate	9.4% – 16.9% (12.1%)
Collateral analysis:
		• Recovery Rate	92.3%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$262,807	• Discount Rate	10.0% – 19.8% (13.3%)
Comparable multiples:
		• EV/Revenue	0.3x – 0.9x (0.7x)
Comparable multiples:
		• EV/EBITDA(5)	8.2x – 12.9x (7.1x)

	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$212,367	• Discount Rate	10.5% – 15.1% (11.7%)

	Unsecured Debt	Discounted cash flows:
	$3,300	• Discount Rate	3.7% – 5.7% (12.0%)
Equity	Preferred Stock	Comparable multiples:
	$11,815	• EV/EBITDA(5)	6.5x – 15.0x (7.3x)
	Common Stock	Discounted cash flows:
	$17,231	• Discount Rate	9.7% – 28.0% (24.2%)
Comparable multiples:
		• EV/Revenue	2.1x – 9.6x (3.0x)
Comparable multiples:
		• EV/EBITDA(5)	7.3x – 18.0x (7.4x)
Collateral analysis:
		• Recovery Rate	73.9%

(1)

Included within Level 3 Assets of $973,549 is an amount of $191,173 in which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$20,100	$335,627	$355,727
1st Lien/Last-Out Unitranche	–	–	274,409	274,409
2nd Lien/Senior Secured Debt	–	88,793	330,567	419,360
Unsecured Debt	–	–	3,300	3,300
Preferred Stock	–	–	12,415	12,415
Common Stock	–	1,131	17,231	18,362
Affiliated Money Market Fund	3	–	–	3
Subtotal	$3	$110,024	$973,549	$1,083,576
Investments measured at NAV(1)				95,114
Total assets				$1,178,690

(1)	Includes equity investments in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$41,845	$379,181	$421,026
1st Lien/Last-Out Unitranche	–	–	310,254	310,254
2nd Lien/Senior Secured Debt	–	67,160	269,018	336,178
Unsecured Debt	–	–	3,115	3,115
Preferred Stock	–	–	11,833	11,833
Common Stock	–	2,178	4,312	6,490
Affiliated Money Market Fund	1	–	–	1
Subtotal	$1	$111,183	$977,713	$1,088,897
Investments measured at NAV(1)				78,394
Total assets				$1,167,291

(1)	Includes equity investments in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2017
1st Lien/Senior Secured Debt	$379,181	$109,367	$(16,900)	$9,714	$(149,519)	$3,784	$–	$–	$335,627
1st Lien/Last-Out Unitranche	310,254	44,550	–	(10,265)	(72,425)	2,295	–	–	274,409
2nd Lien/Senior Secured Debt	269,018	290,608	(23,565)	14,295	(221,699)	1,910	–	–	330,567
Unsecured Debt	3,115	185	–	–	–	–	–	–	3,300
Preferred Stock	11,833	628	–	(46)	–	–	–	–	12,415
Common Stock	4,312	14,493	–	(1,574)	–	–	–	–	17,231
Total assets	$977,713	$459,831	$(40,465)	$12,124	$(443,643)	$7,989	$–	$–	$973,549

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2017 totaled $1,499 consisting of the following: 1st Lien/Senior Secured Debt $12,588, 1st Lien/Last-Out Unitranche $(10,173), 2nd Lien/Senior Secured Debt $704, Unsecured Debt $0, Preferred Stock $(46) and Common Stock $(1,574).

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
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2016 totaled $(10,624), consisting of the following: 1st Lien/Senior Secured Debt $611, 1st Lien/Last-Out Unitranche $(11,375), 2nd Lien/Senior Secured Debt $(5,757), Preferred Stock $1,454 and Common Stock $4,443.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2017, there were no transfers between levels. For the nine months ended September 30, 2016, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2017 and December 31, 2016, was $118,809 and $116,006, respectively, based on broker quotes received by the Company.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017 and December 31, 2016, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 2.63 to 1 and 2.32 to 1, respectively.

The Company’s outstanding debt as of September 30, 2017 and December 31, 2016 was as follows:

	As of
	September 30, 2017				December 31, 2016
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)	$605,000	$332,750	$272,250	$332,750	$605,000	$387,750	$217,250	$387,750
Convertible Notes(2)	115,000	115,000	–	111,055	115,000	115,000	–	110,402
Total Debt	$720,000	$447,750	$272,250	$443,805	$720,000	$502,750	$217,250	$498,152

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,323 and OID net of accretion of $622 as of September 30, 2017, and net of unamortized debt issuance costs of $3,884 and OID net of accretion of $714 as of December 31, 2016.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2017 and the year ended December 31, 2016 were 3.42% and 2.65%, respectively.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $478,513, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $9,716 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2017 and December 31, 2016, deferred financing costs were $5,107 and $6,018, respectively.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Borrowing interest expense	$2,746	$3,206	$7,997	$8,632
Facility fees	313	118	780	369
Amortization of financing costs	311	304	923	908
Total	$3,370	$3,628	$9,700	$9,909
Weighted average interest rate	3.30%	2.55%	3.06%	2.50%
Average outstanding balance	$330,265	$500,070	$349,395	$460,469

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

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the respective indenture. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC Topic 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

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

As of September 30, 2017 and December 31, 2016, the components of the carrying value of the Convertible Notes were as follows:

	September 30, 2017	December 31, 2016
Principal amount of debt	$115,000	$115,000
OID, net of accretion	622	714
Unamortized debt issuance costs	3,323	3,884
Carrying value	$111,055	$110,402
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.61%	4.60%

For the three and nine months ended September 30, 2017 and 2016, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Borrowing interest expense	$1,294	N/A	$3,881	N/A
Accretion of OID	31	N/A	92	N/A
Amortization of debt issuance costs	189	N/A	562	N/A
Total	$1,514	N/A	$4,535	N/A

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of September 30, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2017			December 31, 2016
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Continuum Managed Services LLC	06/08/2019	$1,800	$(49)	–	$–	$–
Legacy Buyer Corp.	10/24/2019	2,500	(50)	10/24/2019	800	(28)
Elemica, Inc.	07/07/2021	6,000	(105)	07/07/2021	6,000	(135)
Netvoyage Corporation	03/24/2022	654	(11)	–	–	–
Continuum Managed Services LLC	06/08/2022	2,220	(61)	–	–	–
Xactly Corporation	07/29/2022	1,697	(34)	–	–	–
Total 1st Lien/Senior Secured Debt		14,871	(310)		6,800	(163)
Total		$14,871	$(310)		$6,800	$(163)

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

There were no sales of our common stock during the nine months ended September 30, 2016.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	$0.45
August 1, 2017	September 29, 2017	October 16, 2017	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	$0.45
August 2, 2016	September 30, 2016	October 17, 2016	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202
May 1, 2017	June 30, 2017	July 17, 2017	18,417

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

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$18,112	$22,663	$37,262	$35,064
Denominator for basic and diluted earnings per share - weighted average shares outstanding	40,106,702	36,320,014	38,130,304	36,312,852
Basic and diluted earnings per share	$0.45	$0.62	$0.98	$0.97

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2017 was less than the conversion price for the Convertible Notes outstanding as of September 30, 2017. Therefore, for the three and nine months ended September 30, 2017, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the three and nine months ended September 30, 2016, diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Per Share Data:(1)
NAV, beginning of period	$18.31	$18.97
Net investment income (loss)	$1.60	$1.60
Net realized and unrealized gains (losses)	$(0.65)	$(0.64)

Net increase (decrease) in net assets resulting from operations	0.95	0.96

Issuance of common stock, net of underwriting and offering costs	0.32	–
Distributions declared from net investment income(2)	(1.35)	(1.35)

Total increase (decrease) in net assets	(0.08)	(0.39)

NAV, end of period	$18.23	$18.58

Market price, end of period	$22.82	$21.77
Shares outstanding, end of period	40,109,905	36,321,374
Weighted average shares outstanding	38,130,304	36,312,852
Total return based on NAV(3)	5.74%	4.89%
Total return based on market value(4)	3.04%	22.70%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$731,159	$674,970
Ratio of net expenses to average net assets(5)	7.98%	7.17%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	3.40%	3.44%
Ratio of interest and other debt expenses to average net assets(6)	2.74%	1.96%
Ratio of incentive fees to average net assets(6)	1.84%	1.77%
Ratio of total expenses to average net assets(5)	7.98%	7.17%
Ratio of net investment income to average net assets(5)(7)	11.69%	11.45%
Average debt outstanding	$464,395	$460,469
Average debt per share(8)	$12.18	$12.68
Portfolio turnover	41%	13%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	Annualized except for certain components of other income.
(8)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 31, 2017, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 16, 2018 to holders of record as of December 29, 2017.

On November 1, 2017, the Company and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from November 1, 2017 to January 2, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated and expect to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2017, we originated more than $2.43 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves a joint venture with the Regents of the University of California (“Cal Regents”, and collectively with us, the “Members”) through the Senior Credit Fund, LLC (the “Senior Credit Fund”). The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies.

For a discussion of the competitive landscape we face, please see “Risk Factors – We operate in a highly competitive market for investment opportunities” and “Business – Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2016.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $0.00 million, respectively) consisted of the following:

	As of
	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$359.27	$355.73	30.2%	$436.90	$421.03	36.1%
First Lien/Last-Out Unitranche	303.87	274.41	23.3	329.45	310.25	26.6
Second Lien/Senior Secured Debt	418.34	419.36	35.6	352.70	336.18	28.8
Unsecured Debt	3.30	3.30	0.3	3.12	3.12	0.3
Preferred Stock	11.75	12.42	1.0	11.12	11.83	1.0
Common Stock	26.13	18.36	1.5	11.63	6.49	0.5
Investment Funds & Vehicles	94.34	95.11	8.1	77.59	78.39	6.7

Total Investments	$1,217.00	$1,178.69	100.0%	$1,222.51	$1,167.29	100.0%

As of September 30, 2017 and December 31, 2016, the weighted average yield by asset type on our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, was as follows:

	As of
	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.8%	11.5%	10.0%	10.6%
First Lien/Last-Out Unitranche(2) (5)	9.9%	12.2%	11.3%	14.2%
Second Lien/Senior Secured Debt(2)	10.4%	10.4%	10.5%	11.0%
Unsecured Debt(2)	12.0%	12.0%	12.0%	12.0%
Preferred Stock(3)	–%	–%	0.5%	0.5%
Common Stock(3)	–%	–%	–%	–%
Investment Funds & Vehicles(4)	12.7%	12.6%	14.5%	14.5%
Total Portfolio	10.3%	11.1%	10.6%	11.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

(5)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

As of September 30, 2017 the total portfolio weighted average yield measured at amortized cost and fair value was 10.3% and 11.1%, respectively, which was down from 10.6% and 11.8%, respectively, at December 31, 2016. The decrease was primarily due to placing our First Lien/Last-Out Unitranche investment in Bolttech Mannings, Inc. on non-accrual status and a decrease in the yield within Investment Funds & Vehicles, which resulted from lower loan origination and structuring fees earned from the Senior Credit Fund.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Number of portfolio companies(1)	51	40
Percentage of performing debt bearing a floating rate(2)	96.0%	92.8%
Percentage of performing debt bearing a fixed rate(2)(3)	4.0%	7.2%
Weighted average yield on debt and income producing investments, at amortized cost(4)	11.0%	11.2%
Weighted average yield on debt and income producing investments, at fair value(4)	11.5%	12.2%
Weighted average leverage (net debt/EBITDA)(5)	5.3x	4.8x
Weighted average interest coverage(5)	2.5x	2.7x
Median EBITDA(5)(6)	$39.50 million	$25.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to Senior Credit Fund, LLC – Selected Financial Data.
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(5)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, including our exposure to underlying debt investments in the SCF and excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the SCF and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of September 30, 2017 and December 31, 2016, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 7.2% and 1.3%, respectively, of total debt investments, including our investment in the SCF, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

(6)

In 2017 we have invested in fourteen new portfolio companies for which EBITDA is the appropriate measure of credit risk. These companies had a median EBITDA of $61.45 million which has driven the portfolio’s median EBITDA higher in 2017.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$20.02	1.7%	$164.98	14.1%
Grade 2	1,051.08	89.2	817.88	70.1
Grade 3	90.24	7.6	167.60	14.4
Grade 4	17.35	1.5	16.83	1.4

Total Investments	$1,178.69	100.0%	$1,167.29	100.0%

The decrease in investments with a grade 3 investment performance rating at September 30, 2017 compared to December 31, 2016 was due to the upgrade of two investments with an aggregate fair value of $51.95 million, due to improved financial performance, and one investment with a fair value of $17.35 million being downgraded to grade 4, due to declining financial performance and also being placed on non-accrual status, partially offset by one investment with a fair value of $10.33 million being downgraded to grade 3, due to declining financial performance. The increase in investments with a grade 2 investment performance rating at September 30, 2017 compared to December 31, 2016 was primarily driven by net investment activity and the aforementioned investment upgrades. The decrease in investments with a grade 1 investment performance rating at September 30, 2017 compared to December 31, 2016 was primarily driven by the full exit of four investments with an aggregate fair value of $164.98 million, partially offset by the upgrade from grade 2 of one investment with a fair value of $20.02 million, due to a potential exit.

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,176.13	96.6%	$1,176.24	96.2%
Non-accrual	40.87	3.4	46.27	3.8

Total Investments	$1,217.00	100.0%	$1,222.51	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2017 and 2016 by investment type:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(in millions)
New investment commitments at cost:
Gross originations	$254.42	$138.33
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$254.42	$138.33
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$43.02	$77.99
First Lien/Last-Out Unitranche	11.60	5.72
Second Lien/Senior Secured Debt	199.20	40.44
Unsecured Debt	–	–
Preferred Stock	0.60	8.04
Common Stock	–	–
Investment Funds & Vehicles	–	6.14

Total	$254.42	$138.33

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$46.53	$34.76
First Lien/Last-Out Unitranche	45.49	30.41
Second Lien/Senior Secured Debt	98.41	43.41
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$190.43	$108.58

Net increase (decrease) in portfolio	$63.99	$29.75

Number of new investment commitments in new portfolio companies(3)	8	1
Total new investment commitment amount in new portfolio companies(3)	$128.22	$77.99
Average new investment commitment amount in new portfolio companies(3)	$16.03	$77.99
Number of new investment commitments in existing portfolio companies(3)	3	4
Total new investment commitment amount in existing portfolio companies(3)	$126.21	$60.33
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.3	4.8
Percentage of new debt investment commitments at floating interest rates(3)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5)	–%	–%
Weighted average yield on new debt and income producing investment commitments (2) (3) (6)	10.1%	9.8%
Weighted average yield on new investment commitments (2) (3) (7)	10.0%	8.9%
Weighted average yield on debt and income producing investments sold or paid down(8)	10.7%	10.2%
Weighted average yield on investments sold or paid down(9)	10.7%	10.2%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
(6)

Computed based on the (a) annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(7)

Computed based on the (a) annual stated interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(8)

Computed based on the (a) annual stated interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(9)

Computed based on the (a) annual stated interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Total investment income	$34.41	$33.95	$102.62	$94.61
Net expenses	(15.08)	(14.98)	(40.51)	(35.80)

Net investment income (loss) before taxes	19.33	18.97	62.11	58.81
Excise tax expense	(0.38)	(0.29)	(1.12)	(0.73)

Net investment income (loss) after taxes	18.95	18.68	60.99	58.08

Net realized gain (loss) on investments	(2.36)	(21.99)	(40.63)	(21.99)
Net unrealized appreciation (depreciation) on investments	1.52	25.97	16.90	(1.03)

Net increase in net assets resulting from operations	$18.11	$22.66	$37.26	$35.06

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Interest	$28.56	$29.60	$86.86	$85.22
Dividend income	2.35	2.47	7.27	6.57
Payment-in-kind	1.89	0.05	5.29	0.05
Other income	1.61	1.83	3.20	2.78

Total investment income	$34.41	$33.95	$102.62	$94.62

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $29.60 million for the three months ended September 30, 2016 to $28.56 million for the three months ended September 30, 2017. Included in interest for the three months ended September 30, 2017 and 2016 is $0.73 million and $0.43 million, respectively, in prepayment premiums and $0.70 million and $0.55 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $85.22 million for the nine months ended September 30, 2016 to $86.86 million for the nine months ended September 30, 2017. Included in interest for the nine months ended September 30, 2017 and 2016 is $2.54 million and $0.70 million, respectively, in prepayment premiums and $4.36 million and $1.11 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the three months ended September 30, 2017 remained relatively consistent as compared to the three months ended September 30, 2016.

Dividend income increased from $6.57 million for the nine months ended September 30, 2016 to $7.27 million for the nine months ended September 30, 2017 primarily as a result of increased distributions of $2.60 million from the Senior Credit Fund during the nine months ended September 30, 2017, partially offset by a position that was prepaid in the fourth fiscal quarter of 2016. See “Senior Credit Fund, LLC” below for further detail.

Payment-in-kind

Payment-in-kind income from investments increased from $0.05 million for the three months ended September 30, 2016 to $1.89 million for the three months ended September 30, 2017 primarily as a result of an increase in the number of investments earning PIK income during the three months ended September 30, 2017.

PIK income from investments increased from $0.05 million for the nine months ended September 30, 2016 to $5.29 million for the nine months ended September 30, 2017, primarily as a result of an increase in the number of investments earning PIK income during the nine months ended September 30, 2017.

Other income

Other income decreased from $1.83 million for the three months ended September 30, 2016 to $1.61 million for the three months ended September 30, 2017 primarily as a result of the decrease in loan origination fee income earned from the Senior Credit Fund.

Other income increased from $2.78 million for the nine months ended September 30, 2016 to $3.20 million for the nine months ended September 30, 2017 primarily as a result of higher non-recurring amendment and syndication fees, partially offset by a decrease in loan origination fee income earned from the Senior Credit Fund.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Interest and other debt expenses	$4.88	$3.63	$14.24	$9.91
Management fees	4.37	4.29	13.18	12.61
Incentive fees	4.62	5.46	9.60	8.95
Professional fees	0.51	0.64	1.44	1.82
Administration, custodian and transfer agent fees	0.22	0.21	0.61	0.65
Directors’ fees	0.18	0.26	0.52	0.74
Other expenses	0.30	0.49	0.92	1.12

Total expenses	$15.08	$14.98	$40.51	$35.80

Interest and other debt expenses

Interest and other debt expenses increased from $3.63 million for the three months ended September 30, 2016 to $4.88 million for the three months ended September 30, 2017 primarily due to our issuance of Convertible Notes on October 3, 2016. Included in interest and other debt expenses for the three months ended September 30, 2017 is $1.51 million in interest expense, accretion of OID and amortization of debt issuance costs related to the Convertible Notes that were issued on October 3, 2016.

Interest and other debt expenses increased from $9.91 million for the nine months ended September 30, 2016 to $14.24 million for the nine months ended September 30, 2017 primarily due to our issuance of Convertible Notes on October 3, 2016. Included in interest and other debt expenses for the nine months ended September 30, 2017 is $4.53 million in interest expense, accretion of OID and amortization of debt issuance costs related to the Convertible Notes that were issued on October 3, 2016.

Management Fees and Incentive Fees

Management Fees increased from $4.29 million for the three months ended September 30, 2016 to $4.37 million for the three months ended September 30, 2017 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees decreased from $5.46 million for the three months ended September 30, 2016 to $4.62 million for the three months ended September 30, 2017 as a result of a decrease in the cap on Incentive Fees for the period which is primarily due to an increase in net capital losses on our investments.

Management Fees increased from $12.61 million for the nine months ended September 30, 2016 to $13.18 million for the nine months ended September 30, 2017 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $8.95 million for the nine months ended September 30, 2016 to $9.60 million for the nine months ended September 30, 2017 as a result of an increase in the cap on Incentive Fees for the period which is primarily due to an increase in pre-incentive fee net investment income.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and nine months ended September 30, 2017 remained relatively consistent as compared to the three and nine months ended September 30, 2016.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Hunter Defense Technologies, Inc.	$–	$(22.12)	$–	$(22.12)
Kawa Solar Holdings Limited	(2.49)	–	(2.49)	–
DiscoverOrg, LLC	0.14	–	0.14	–
Iracore International Holdings, Inc.	–	–	(14.40)	–
P2 Upstream Acquisition Co.	–	–	(0.17)	–
Washington Inventory Service	–	–	(23.71)	–
Other, net	(0.01)	0.13	–	0.13

Net realized gain (loss)	$(2.36)	$(21.99)	$(40.63)	$(22.19)

For the nine months ended September 30, 2017, net realized losses were primarily driven by two portfolio companies. Effective April 13, 2017, we entered into an exchange agreement with Iracore International Holdings, Inc. whereby the first lien debt held by us was exchanged for non-income producing common equity. As a result, $13.62 million of unrealized depreciation was reversed, and we realized a loss of $14.40 million. In addition, effective June 6, 2017, we fully exited Washington Inventory Service. As a result, $15.03 million of unrealized depreciation was reversed, and we realized a loss of $23.71 million.

For the three and nine months ended September 30, 2016, net realized losses were primarily driven by Hunter Defense Technologies, Inc. for which, effective June 1, 2016, we completed a restructuring whereby the second lien debt held by us was converted into non-interest bearing preferred and common equity. As a result, $22.12 million of unrealized depreciation was reversed, and we realized a loss of $22.12 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Change in unrealized appreciation	$6.41	$39.43	$38.84	$31.73
Change in unrealized depreciation	(4.89)	(13.45)	(21.94)	(32.76)

Net change in unrealized appreciation (depreciation) on investments	$1.52	$25.98	$16.90	$(1.03)

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$0.75	$0.55	$1.78	$(0.55)
Associations, Inc.	0.09	(0.20)	(0.08)	0.33
Avenue Stores, LLC	(0.04)	(0.03)	(0.11)	(0.40)
Bolttech Mannings, Inc.	(0.85)	(2.86)	(6.86)	(6.02)
CB-HDT Holdings, Inc.	0.81	0.90	1.25	0.90
Conergy Asia Holdings, Ltd.	(1.23)	–	(1.23)	–
Data Driven Delivery Systems, LLC	–	(0.08)	(2.01)	(0.21)
DiscoverOrg, LLC	0.38	(0.03)	0.52	(0.06)
Dispensing Dynamics International	–	0.39	0.84	0.05
DiversiTech Corporation	–	0.40	(0.38)	0.42
DuBois Chemicals, Inc.	(0.01)	–	0.24	–

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in millions)
Elemica, Inc.	$0.07	$0.08	$0.10	$0.08
Extraction Oil & Gas Holdings, LLC	–	(0.35)	–	(0.32)
Global Tel*Link Corporation	(0.04)	3.39	0.68	9.42
Heligear Acquisition Co.	(0.11)	(0.19)	(0.20)	(0.66)
Highwinds Capital, Inc.	–	0.55	(1.05)	0.47
Hunter Defense Technologies, Inc.	–	22.12	–	0.55
Hutchinson Technology, Inc.	–	(0.55)	(0.01)	(1.17)
iFly Holdings LLC	–	–	–	(0.41)
IHS Intermediate Inc.	(0.01)	(0.01)	0.01	(0.32)
Infinity Sales Group	0.32	(0.52)	0.51	(0.84)
Integrated Practice Solutions, Inc.	–	(0.04)	(0.54)	0.63
Iracore International Holdings, Inc.	–	(0.06)	13.62	(3.99)
Kawa Solar Holdings Limited	2.81	(0.01)	(2.65)	0.05
Legacy Buyer Corp.	(0.02)	(0.25)	0.39	(0.31)
Madison-Kipp Corporation	(0.03)	(0.03)	(0.03)	0.28
Mervin Manufacturing, Inc.	(0.01)	(0.23)	0.36	(0.55)
NTS Communications, Inc.	(0.56)	1.40	(3.48)	(3.14)
Oasis Outsourcing Holdings, Inc.	(0.01)	0.14	(0.01)	(0.27)
P2 Upstream Acquisition Co.	(0.02)	0.10	0.65	0.39
Perfect Commerce, LLC	(0.94)	0.33	(0.87)	0.73
Prairie Provident Resources, Inc.	(0.27)	(0.94)	(1.05)	(1.43)
Pro-Pet, LLC	(0.04)	(0.03)	0.05	(0.34)
Reddy Ice Corporation	(0.06)	0.96	0.97	1.61
Securus Technologies Holdings, Inc.	(0.02)	1.33	0.65	8.36
Senior Credit Fund, LLC	0.29	0.74	(0.03)	1.93
The Merit Distribution Group, LLC	(0.03)	0.35	0.03	0.32
United Road Services, Inc.	0.33	(0.05)	0.45	(0.60)
US Med Acquisition, Inc.	(0.32)	(0.02)	(0.98)	(0.07)
Vexos, Inc.	0.17	(0.27)	0.31	(0.23)
Washington Inventory Service	–	(0.98)	15.03	(5.67)
Yasso, Inc.	(0.08)	–	(0.10)	–
Zep Inc.	0.29	–	0.29	–
Other, net(1)	(0.09)	(0.02)	(0.16)	0.01

Total	$1.52	$25.98	$16.90	$(1.03)

(1)

For the three and nine months ended September 30, 2017, other, net includes gross unrealized appreciation of $0.10 million and $0.11 million, respectively, and gross unrealized depreciation of $(0.19) million and $(0.27) million, respectively. For the three and nine months ended September 30, 2016, other, net includes gross unrealized appreciation of $5.70 million and $5.21 million, respectively, and gross unrealized depreciation of $(5.72) million and $(5.20) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2017 was primarily driven by the reversal of unrealized depreciation in connection with the exchange agreement with Iracore International Holdings, Inc. and the exit of Washington Inventory Service, each as described above, and unrealized depreciation in Bolttech Mannings, Inc., due to continued pressure on the company’s margins and financial underperformance.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2016 was primarily due to the impact of a restructure and unrealized appreciation in Global Tel*Link Corporation and Securus Technologies Holdings, Inc. due to a favorable changes in regulation impacting the diversified telecommunication services industry.

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

We and Cal Regents are each responsible for sourcing the Senior Credit Fund’s investments. If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member.

Selected Financial Data

As of September 30, 2017 and December 31, 2016, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	September 30, 2017		December 31, 2016
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	( in millions)		( in millions)
Company	$100.00	$94.34	$100.00	$77.59
Cal Regents	100.00	94.34	100.00	77.59

Total	$200.00	$188.68	$200.00	$155.18

As of September 30, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $471.53 million and $479.53 million, respectively. As of September 30, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of September 30, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $4.85 million and $1.94 million, respectively. In addition, the Senior Credit Fund had eight unfunded commitments totaling $13.48 million as of September 30, 2017 and three unfunded commitments totaling $6.30 million as of December 31, 2016.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2017 and December 31, 2016:

As of
	September 30, 2017	December 31, 2016
Number of portfolio companies	34	37
Total senior secured debt(1)	$490.87 million	$489.66 million
Largest loan to a single borrower(1)	$24.90 million	$24.62 million
Weighted average current interest rate on senior secured debt(2)	7.0%	6.6%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.5x	3.8x
Weighted average interest coverage(4)	2.9x	3.2x
Median EBITDA(4)	$43.30 million	$68.70 million

(1)	At par amount.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company of the Senior Credit Fund, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to the Senior Credit Fund’s investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of the Senior Credit Fund’s debt investments. Weighted average interest coverage is weighted based on the fair value of the Senior Credit Fund’s performing debt investments. Median EBITDA is based on the Senior Credit Fund’s debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of September 30, 2017

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.(+++)	Commercial Services & Supplies	L + 6.25% (1.00% Floor)	06/16/2023	$15.00	$14.78	$14.78
A Place For Mom, Inc.(+++)	Diversified Consumer Services	L + 4.00% (1.00% Floor)	08/10/2024	4.00	3.98	4.00
Ansira Partners, Inc.(+++)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8.66	8.58	8.58
Ansira Partners, Inc.(+++) (1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC(+++) (2)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	10.83	10.74	10.72
ASC Acquisition Holdings, LLC(1) (2) (3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3.75	(0.04)	(0.04)
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16.55	16.42	16.30
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14.85	14.72	14.77
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16.49	16.36	16.65
CST Buyer Company(++++)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	20.60	20.07	20.03
CST Buyer Company(1) (3)	Diversified Consumer Services	L + 6.25% (1.00% Floor)	03/01/2023	1.80	(0.05)	(0.05)
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.70	11.62	11.58
DiscoverOrg, LLC(+) (2)	Software	L + 4.50% (1.00% Floor)	08/25/2023	8.00	7.96	7.92
FWR Holding Corporation(++++)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	9.10	8.88	8.88
FWR Holding Corporation(+++) (1)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	1.18	0.29	0.29
FWR Holding Corporation(1) (3)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2019	2.94	(0.07)	(0.07)
GK Holdings, Inc.(+++)	IT Services	L + 6.00% (1.00% Floor)	01/20/2021	17.50	17.43	16.45
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.82	8.79	8.89
Help/Systems, LLC(+++)	Software	L + 4.50% (1.00% Floor)	10/08/2021	17.77	17.32	17.81
Hygiena Borrower LLC(+++)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	15.92	15.78	15.60
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	L + 4.75% (1.00% Floor)	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	14.04	13.95	13.91
KMG Chemicals, Inc.(+)	Chemicals	L + 4.25% (1.00% Floor)	06/15/2024	6.85	6.81	6.93
Lattice Semiconductor Corporation(+)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	10.77	10.63	10.83
Liquidnet Holdings, Inc.(+)	Capital Markets	L + 4.25% (1.00% Floor)	07/15/2024	9.88	9.78	9.90
Loar Group, Inc.(+)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	14.13	13.81	14.06
MB Aerospace Holdings Inc.(+)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.73	15.60	15.69
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18.79	18.74	18.98
Pomeroy Group LLC(+++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.80	15.41	15.24
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10.42	10.33	10.32
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.70	16.57	16.58
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.43	9.34	9.39
SciQuest, Inc.(+)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	19.57	19.48	19.47
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	10.70	10.62	10.62
SMS Systems Maintenance Services, Inc.(+)	IT Services	L + 5.00% (1.00% Floor)	10/30/2023	14.89	14.82	14.48
Stackpath, LLC(+++)	Internet Software & Services	L + 5.00% (1.00% Floor)	02/03/2023	16.96	16.80	16.79
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13.86	13.74	13.72
U.S. Acute Care Solutions, LLC(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	12.90	12.79	12.77
VRC Companies, LLC(+)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2023	19.96	19.54	19.51
VRC Companies, LLC(+++) (1)	Commercial Services & Supplies	P + 5.50%	03/31/2023	3.53	2.18	2.18
VRC Companies, LLC(1)	Commercial Services & Supplies	L + 6.50% (1.00% Floor)	03/31/2022	1.41	0.75	0.75

Total 1st Lien/Senior Secured Debt					445.92	445.87

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 5.00% (1.00% Floor)	12/31/2021	9.65	9.58	9.63

Total 1st Lien/First-Out Unitranche					9.58	9.63

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+)(2)	Software	L + 8.50% (1.00% Floor)	02/23/2024	10.50	10.34	10.39
GK Holdings, Inc.(+++)	IT Services	L + 10.25% (1.00% Floor)	01/20/2022	6.00	5.92	5.64

Total 2nd Lien/Senior Secured Debt					16.26	16.03

Total Corporate Debt					471.76	471.53

		Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund - Institutional Shares		0.91%(4)		4,849,420	$4.85	$4.85

Total Investments in Affiliated Money Market Fund					4.85	4.85

TOTAL INVESTMENTS					$476.61	$476.38

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.23%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2017 was 1.27%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.51%.
(+++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of September 30, 2017 was 1.78%.
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

(4)	The rate shown is the annualized seven-day yield as of September 30, 2017.

L – LIBOR

P – U.S. Prime Rate (4.25% as of September 30, 2017)

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4.95	$4.86	$4.95
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8.73	8.64	8.64
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1.27	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11.25	11.14	11.14
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3.75	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16.77	16.60	16.35
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14.96	14.86	14.85
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17.40	17.26	17.31
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16.87	16.72	17.04
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.79	11.70	10.73
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7.15	7.12	7.08
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15.88	15.59	15.92
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9.95	9.85	10.02
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.64	17.56	17.46
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.89	8.85	8.51
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17.95	17.41	17.91
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4.96	4.91	5.04
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.81	15.70	15.75
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11.99	11.80	11.96
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24.62	24.34	24.43
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.93	9.68	9.88
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.85	15.71	15.77
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6.65	6.60	6.66
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1.33	–	0.01
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18.94	18.88	19.00
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3.98	3.97	3.99
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13.58	13.51	13.55
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18.00	17.82	17.82
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.92	15.47	15.76
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7.47	7.37	7.55
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10.50	10.40	10.40
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.87	16.72	16.70
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.59	9.48	9.45
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13.93	13.86	13.86
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11.21	11.11	11.10
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13.86	13.76	13.72
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13.00	12.87	12.87
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.81	10.61	10.87
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11.90	11.88	11.96

Total 1st Lien/Senior Secured Debt					454.61	456.01

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9.76	9.68	9.66

Total 1st Lien/First-Out Unitranche					9.68	9.66

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.86	7.86
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.90	6.00

Total 2nd Lien/Senior Secured Debt					13.76	13.86

Total Corporate Debt					$478.05	$479.53

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated.

(3)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$476.38	$481.47
Cash and other assets	29.40	10.93

Total assets	$505.78	$492.40

Debt(1)	$306.59	$300.57
Other liabilities	8.96	35.04

Total liabilities	$315.55	$335.61

Members’ equity	$190.23	$156.79

Total liabilities and members’ equity	$505.78	$492.40

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of September 30, 2017 and December 31, 2016, which were in the amount of $2.56 million and $2.68 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in millions)
Selected Statement of Operations Information:
Total investment income	$9.54	$6.91	$28.14	$18.22

Expenses
Interest and other debt expenses	3.48	2.31	10.13	6.58
Excess loan origination and structuring fees	0.35	1.11	1.10	1.71
Professional fees	0.18	0.09	0.48	0.30
Administration and custodian fees	0.10	0.08	0.30	0.24
Other expenses	0.04	0.03	0.09	0.05

Total expenses	4.15	3.62	12.10	8.88

Net investment income (loss)	5.39	3.29	16.04	9.34

Net realized gain (loss) on investments	0.03	–	0.11	–
Net change in unrealized appreciation (depreciation) on investments	(0.14)	1.83	(1.71)	3.82

Net increase (decrease) in members’ equity	$5.28	$5.12	$14.44	$13.16

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which, consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis as of September 30, 2017. As of September 30, 2017, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan.

As of September 30, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $309.15 million, and $303.25 million, respectively. The summary information of the Asset Based Facility for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Borrowing interest expense	$3.09	$1.92	$9.05	$4.78
Facility fees	0.20	0.15	0.51	0.60
Amortization of financing costs	0.19	0.12	0.57	0.57
Total	$3.48	$2.19	$10.13	$5.95
Weighted average interest rate	3.8%	3.2%	3.6%	3.1%
Average outstanding balance	324.66	237.33	334.16	202.46

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. The summary information of the Subscription Facility for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Borrowing interest expense	N/A	$0.07	N/A	$0.50
Facility fees	N/A	0.02	N/A	0.04
Amortization of financing costs	N/A	0.03	N/A	0.09
Total	N/A	$0.12	N/A	$0.63
Weighted average interest rate	N/A	2.7%	N/A	2.5%
Average outstanding balance	N/A	$10.72	N/A	$26.87

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017 and December 31, 2016, our asset coverage ratio was 2.63 to 1 and 2.32 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2017, we had cash of approximately $11.97 million, an increase of $7.40 million from December 31, 2016. Cash provided by operating activities for the nine months ended September 30, 2017 was approximately $31.51 million, primarily driven by an increase in net assets resulting from operations of $37.26 million, proceeds from sales and principal repayments of $472.44 million and proceeds from other operating activities of $16.42 million, offset by purchases of investments of $494.61 million. Cash used by financing activities for the nine months ended September 30, 2017 was approximately $24.11 million, primarily driven by repayments on debt of $460.35 million, distributions paid of $49.83 million and other financing activities of $0.85 million, partially offset by borrowings on debt of $405.35 million and proceeds from the issuance of common stock (net of underwriting and offering costs) of $81.57 million.

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

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2017 and 2016, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2017 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202
May 1, 2017	June 30, 2017	July 17, 2017	18,417

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

The following table shows our contractual obligations as of September 30, 2017:

	Payments Due by Period (Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$332.75	$–	$–	$332.75	$–
Convertible Notes	$115.00	$–	$–	$115.00	$–

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $478.51 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of September 30, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2017 and December 31, 2016, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$14.87	$6.80
First Lien/Last-Out Unitranche	–	–

Total	$14.87	$6.80

RECENT DEVELOPMENTS

On October 31, 2017, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 16, 2018 to holders of record as of December 29, 2017.

On November 1, 2017, we and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from November 1, 2017 to January 2, 2018.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2017, we had two investments on non-accrual status, which represented 3.4% and 1.5% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2016, we had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively.

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

As of September 30, 2017 and December 31, 2016, on a fair value basis, approximately 4.0% and 7.2%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.0% and 92.8%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$27.33	$(9.32)	$18.01
Up 200 basis points	18.22	(6.21)	12.01
Up 100 basis points	9.11	(3.11)	6.00
Up 75 basis points	6.83	(2.33)	4.50
Up 50 basis points	4.55	(1.55)	3.00
Up 25 basis points	2.27	(0.78)	1.49
Down 25 basis points	(2.04)	0.78	(1.26)
Down 50 basis points	(2.51)	1.55	(0.96)
Down 75 basis points	(2.56)	2.33	(0.23)
Down 100 basis points	(2.58)	3.11	0.53
Down 200 basis points	(2.59)	3.83	1.24
Down 300 basis points	(2.59)	3.83	1.24

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 1, 2017, we and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from November 1, 2017 to January 2, 2018. See Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (a) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.1	Dividend Reinvestment Plan, amended as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998) filed on August 3, 2017).

10.2

Second Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 31, 2017 between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998) filed on August 3, 2017).

10.3	Third amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of November 1, 2017, between Goldman Sachs BDC, Inc. and Regents of the University of California.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: November 2, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)