Form 10-K
period 2017-12-31
Goldman Sachs BDC, Inc.
filed 2018-02-22
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:	☒	Accelerated filer:	☐
Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐
Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock at June 30, 2017 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2017) held by those persons deemed by the registrant to be non-affiliates was approximately $754.07 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2017 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes.

There were 40,154,489 shares of the registrant’s common stock outstanding as of February 22, 2018.

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

GOLDMAN SACHS BDC, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2017

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

•	uncertainty surrounding the financial and political stability of the U.S., the United Kingdom, the European Union and China;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our current and prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;

•	general price and volume fluctuations in the stock market;

•	the ability of our investment adviser to attract and retain highly talented professionals;

•	the impact on our business from new or amended legislation or regulations; and

•	the availability of credit and/or our ability to access the equity and capital markets.

PART I.

Unless indicated otherwise in this Annual Report on Form 10-K or the context so requires, the terms “GS BDC,” “Company,” “we,” “us” or “our” refer to Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates.

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2017, we have originated more than $2.57 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In describing our business, we generally use the term “middle-market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other such client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as registration statements and related exhibits and schedules, at the Public SEC’s Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090 or (800) SEC-0330. We maintain a website at www.GoldmanSachsBDC.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC. You may also obtain such information by contacting us, in writing at: 200 West Street New York, New York 10282, or by telephone (collect) at (212) 902-0300. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

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

Investment Portfolio

As of December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $11.54 million) consisted of the following:

	December 31, 2017
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$412.53	$407.07	32.4%
First Lien/Last-Out Unitranche	279.03	273.96	21.8
Second Lien/Senior Secured Debt	443.39	444.60	35.3
Unsecured Debt	3.90	3.90	0.3
Preferred Stock	11.75	12.84	1.0
Common Stock	32.72	23.84	1.9
Investment Funds & Vehicles	94.34	92.10	7.3

Total Investments	$1,277.66	$1,258.31	100.0%

As of December 31, 2017, our portfolio consisted of 84 investments in 56 portfolio companies across 29 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2017, were Software, Health Care Providers & Services, Investment Funds & Vehicles and Health Care Equipment & Supplies, which represented 10.3%, 7.5%, 7.3% and 7.1%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2017 was United States 98.8%, Germany 0.7%, Singapore 0.4% and Canada 0.1%.

As of December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.0%	11.9%
First Lien/Last-Out Unitranche(2) (3)	11.8%	13.1%
Second Lien/Senior Secured Debt(2)	10.7%	10.7%
Unsecured Debt(2)	11.8%	11.8%
Preferred Stock(4)	–%	–%
Common Stock(4)	–%	–%
Investment Funds & Vehicles(5)	12.0%	11.9%
Total Portfolio	10.8%	11.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a London Interbank Offered Rate (“LIBOR”) floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(5)

Computed based on (a) the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by (b) our average member’s equity at cost and fair value, adjusted for equity contributions.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017:

December 31, 2017
Number of portfolio companies(1)	56
Percentage of performing debt bearing a floating rate(2)	96.4%
Percentage of performing debt bearing a fixed rate(2)(3)	3.6%
Weighted average yield on debt and income producing investments, at amortized cost(4)	11.2%
Weighted average yield on debt and income producing investments, at fair value(4)	11.7%
Weighted average leverage (net debt/EBITDA)(5)	5.3x
Weighted average interest coverage(5)	2.3x
Median EBITDA(5)	$40.06 million

(1)

Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Senior Credit Fund, LLC – Selected Financial Data.”

(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

Computed based on (a) the annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(5)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.3% of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily LIBOR plus a spread.

As of December 31, 2017, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	December 31, 2017
	Subscribed to fund	Contributed
	($ in millions)
Company	$100.00	$94.34
Cal Regents	100.00	94.34

Total	$200.00	$188.68

As of December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $467.07 million. In addition, as of December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5.84 million. Additionally, as of December 31, 2017, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17.14 million.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017:

December 31, 2017
Number of portfolio companies	34
Total senior secured debt(1)	$496.58 million
Largest loan to a single borrower(1)	$29.04 million
Weighted average current interest rate on senior secured debt(2)	7.3%

December 31, 2017
Percentage of performing debt bearing a floating rate(3)	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%
Weighted average leverage (net debt/EBITDA)(4)	4.5x
Weighted average interest coverage(4)	2.7x
Median EBITDA(4)	$45.53 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

As of December 31, 2017, the Senior Credit Fund was invested across 18 different industries. The largest industries in the Senior Credit Fund’s portfolio, based on fair value as of December 31, 2017, were Health Care Providers & Services, IT Services, Software and Commercial Services & Supplies, which represented 10.3%, 9.8%, 9.8% and 8.8%, respectively, of the Senior Credit Fund’s portfolio at fair value.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. On March 23, 2015, we closed our initial public offering (“IPO”), issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.57 million. On April 21, 2015, we issued an additional 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. On May 24, 2017, we sold 3,250,000 shares of our common stock at a public offering price of $22.50 per share. Net of underwriting costs and offering expenses, we received cash proceeds of $69.65 million. On May 26, 2017, we issued an additional 487,500 shares of our common stock pursuant to the underwriters’ exercise of the option to purchase additional shares that we granted in connection with the May 24, 2017 sale of our common stock. Net of underwriting costs, we received additional cash proceeds of $10.64 million. As a result of the Conversion, subsequent share repurchases, the IPO and the follow-on equity offering completed in May 2017, as of December 31, 2017, Group Inc. owned approximately 16.16% of our common stock.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.29 trillion of assets under supervision as of December 31, 2017.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 20 investment professionals, as of December 31, 2017, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. These professionals are supported by an additional 15 investment professionals, as of December 31, 2017, who are primarily focused on investment strategies in syndicated, liquid credit (together with the GSAM Private Credit Group, “GSAM Credit Alternatives”). These individuals may have additional responsibilities other than those relating to us, but generally allocate a portion of their time in support of our business and our investment objective as a whole. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 18 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Jordan Walter, as well as three non-voting members with operational and/or legal expertise. The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS PMMC and GS MMLC), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

We may be prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors (“Independent Directors”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in certain investments made by other Accounts.

We may also invest alongside other Accounts advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

To address these potential conflicts, our Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations reflect numerous other factors as described below. Accounts managed outside of the GSAM Private Credit Group are generally viewed separately for allocation purposes. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not and vice versa.

In some cases, due to information barriers that are in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Goldman Sachs assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular Account (including us) or is prohibited from being allocated to a particular Account. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate Account.

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. With respect to us, the Investment Adviser may also make allocation-related decisions by reference to Senior Credit Fund, consistent with the nature of the relationship between us and Senior Credit Fund, even though there is no formal investment advisory relationship between the Investment Adviser and Senior Credit Fund. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

Our Investment Adviser, including the GSAM Credit Alternatives Team, may, from time to time, develop and implement new trading strategies or seek to participate in new investment opportunities and trading strategies. These opportunities and strategies may not be employed in all Accounts or may be employed pro rata among Accounts, even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser). For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

According to the National Center for the Middle Market and the CIA World Fact Book, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product.1 This makes the U.S. middle market equivalent to the world’s third largest global economy on a stand-alone basis. Collectively, the U.S. middle market generates more than $6 trillion in annual revenue. The GSAM Private Credit Group believes that existing market conditions and regulatory changes have combined to create an attractive investment environment for non-bank lenders such as us to provide loans to U.S. middle market companies. Specifically:

•

Recent changes in the regulatory capital charges imposed on the banking sector for unrated, illiquid assets have caused banks to reduce their lending activities to middle-market companies. Stakeholders in banks, including their shareholders, lenders and regulators, continue to exert pressure to contain the amount of illiquid, unrated assets held on bank balance sheets. Examples of this include moves to codify the BASEL III accords in the United States, which would increase the regulatory capital charge for lower rated and unrated assets in most instances, and continued investor focus on the amount

[1]

Estimate for 2017 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

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

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets, as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds (and certain ETFs) generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a stable capital base and can therefore invest in illiquid assets.

•

It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on preexisting relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

Competitive Advantages

The Goldman Sachs Platform: Goldman Sachs is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 700 investment professionals and over $1.29 trillion of assets under supervision, in each case as of December 31, 2017. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers a meaningful competitive advantage to us in the following ways:

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

•

Existing Portfolio of Performing, Predominantly Senior Loans: Since our inception, we have originated a sizable investment portfolio. As of December 31, 2017, we had 84 investments in 56 portfolio companies operating across 29 different industries with an aggregate fair value of $1,258.31 million (excluding our investment in a money market fund managed by an affiliate of Group Inc.). We believe that this portfolio will generate attractive risk adjusted levels of income that will support dividend payments to our stockholders.

•

Strategic Joint Venture: On July 18, 2014, we agreed to co-invest with Cal Regents through the Senior Credit Fund, an unconsolidated Delaware limited liability company. The objective of the Senior Credit Fund is to generate attractive rates of return by investing primarily in first lien loans to middle-market companies through a vehicle capitalized in part with debt that is non-recourse to the Company. While the loans in the Senior Credit Fund typically bear interest rates lower than the loans held directly on our balance sheet, the return on our investment in the Senior Credit Fund is targeted to be higher than our direct investments, reflecting the impact of the Senior Credit Fund’s financing strategy. The Senior Credit Fund is expected to maintain a debt-to-equity ratio of approximately 2 to 1. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents each have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum. We and Cal Regents each have a 50% economic ownership of the Senior Credit Fund and each has subscribed to fund $100.00 million. As of December 31, 2017, we and Cal Regents each had contributed $94.34 million to the Senior Credit Fund. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Credit Fund, LLC.”

•	Broad Existing Stockholder Base: We believe that the breadth of our stockholder base and our proven ability to attract investors will continue to support our future growth plans.

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2017, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 89.5% secured debt investments (54.2% in first lien debt (including 21.8% in first lien/last-out unitranche loans) and 35.3% in second lien debt), 0.3% in unsecured debt investments, 1.0% in preferred stock, 1.9% in common stock and 7.3% in investment funds & vehicles. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS PMMC, GS MMLC and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Committee

All investment decisions are made by the Investment Committee which consists of five voting members, Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Jordan Walter, as well as three non-voting members with operational or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

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

We expect our secured debt to have terms of approximately three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of this debt. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

We also invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last-out” portion that we would continue to hold.

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

We expect to hold most of our investments to maturity or repayment but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over our investments to better position the portfolio as market conditions change.

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

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “Managerial Assistance to Portfolio Companies.”

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

Our Administrator

Pursuant to our Administration Agreement, our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “Administration Agreement.”

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

Each registered stockholder may elect to have distributions distributed in cash rather than participate in the plan. For any registered stockholder that does not so elect, distributions on such stockholder’s shares will be reinvested by Computershare Trust Company, N.A., as the plan agent, in additional shares. The number of shares to be issued to the stockholder will be determined based on the total dollar amount of the cash distribution payable, net of applicable withholding taxes. The plan agent maintains all participants’ accounts in the plan and furnishes written confirmation of all transactions in the accounts. Shares in the account of each participant are held by the plan agent on behalf of the participant in book entry form in the plan agent’s name or the plan agent’s nominee. Those stockholders whose shares are held through a broker or other nominee may receive cash distributions in cash by notifying their broker or nominee of their election.

The shares are acquired by the plan agent for the participants’ accounts either through (i) newly issued shares or (ii) by purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed net asset value (“NAV”) per share as of the dividend payment date is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay) (such condition often referred to as a “premium”), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant’s account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share as of the dividend payment date; provided that, if the most recently computed NAV per share as of the dividend payment date is less than or equal to 95% of the closing market price on the dividend payment date, the dollar amount of the distribution will be divided by 95% of the closing market price per share on the dividend payment date. If on the dividend payment date, the most recently computed NAV per share as of that date is greater than the closing market price per share plus per share fees (such condition referred to as a “market discount”), the plan agent will invest the dividend amount in shares acquired on behalf of the participants by purchasing shares on the open market. Such open market purchases will continue on each successive business day until the entire dividend amount has been invested pursuant to open market purchases; provided, however, that if (a) the market discount shifts to a market premium, or (b) the open market purchases have not been completed by the last business day before the next date on which the common stock trades on an “ex-dividend” basis or 30 days after the dividend payment date, whichever is sooner, the plan agent will cease making open market purchases and will invest the entire uninvested portion of the dividend amount in newly issued common stock in the manner contemplated above.

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

The plan agent’s fees for the handling of the reinvestment of distributions will be paid by us. However, each participant will pay a per share fee (currently $0.05) incurred in connection with open market purchases. If a participant elects by telephone, Internet, or written notice to the plan agent to have the plan agent sell all or a part of his or her shares and remit the proceeds to the participant, the plan agent is authorized to deduct a $15 sales fee per trade and a per share fee of $0.12 from such proceeds. All per share fees include any applicable brokerage commissions the plan agent is required to pay.

Participation in the plan is completely voluntary and may be terminated or resumed at any time without penalty. Participants may terminate their accounts under the plan by notifying the plan agent by telephone, Internet, or written notice prior to the distribution record date. Such termination will be effective immediately if received by the plan agent prior to a distribution record date; otherwise such termination or resumption will be effective with respect to any subsequently declared dividend or other distribution. The plan agent seeks to process termination notices received after the dividend record date but before the dividend payment date prior to such dividend payment date to the extent practicable but may in its sole discretion reinvest the participant’s dividends in common stock, as described above. If such dividends are reinvested, the plan agent will process the late termination notice as soon as practicable, but in no event later than five business days after the reinvestment is completed.

A stockholder who does not opt out of the dividend reinvestment plan will generally be subject to the same U.S. federal, state and local tax consequences as a stockholder who elects to receive its distributions in cash, and, for this purpose, a stockholder receiving a distribution in the form of additional shares will generally be treated as receiving a distribution in the amount of cash that the stockholder would have received if it had elected to receive the distribution in cash. If we issue additional shares with a fair market value equal to or greater than net asset value, however, stockholders will be treated as receiving a distribution in the amount of the fair market value of the distributed shares. Because a stockholder that participates in the dividend reinvestment plan will not actually receive any cash, such a stockholder will not have such cash available to pay any applicable taxes on the deemed distribution. A stockholder that participates in the dividend reinvestment plan and thus is treated as having invested in additional shares of our stock will have a basis in such additional shares of stock equal to the total dollar amount treated as a distribution for U.S. federal income tax purposes. The stockholder’s holding period for such stock will commence on the day following the day on which the shares are credited to the stockholder’s account. Stockholders that participate in the dividend reinvestment plan will receive tax information annually for their personal records and to help them prepare their federal income tax return. For further information as to tax consequences of participation in the plan, participants should consult with their own tax advisors.

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

All correspondence concerning the plan should be directed to the plan agent at Computershare Trust Company, N.A, P.O. Box 505000, Louisville, KY 40233, with overnight correspondence being directed to the plan agent at Computershare Trust Company, N.A, 462 South 4th Street, Suite 1600, Louisville, KY 40202; by calling 855-807-2742; or through the plan agent’s website at www.computershare.com/investor. Participants who hold their shares through a broker or other nominee should direct correspondence or questions concerning the dividend reinvestment plan to their broker or nominee.

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

Management Fee

The management fee (the “Management Fee”) payable to our Investment Adviser is calculated at an annual rate of 1.50% (0.375% per quarter) of the average value of our gross assets (excluding cash or cash equivalents (such as investments in money market funds) but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters (and, in the case of our first quarter, our gross assets as of such quarter-end). The Management Fee is payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated.

For the year ended December 31, 2017, Management Fees amounted to $17.83 million. As of December 31, 2017, $4.65 million remained payable. For the year ended December 31, 2016, Management Fees amounted to $17.01 million.

Incentive Fee

The incentive fee (the “Incentive Fee”) payable to our Investment Adviser consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not.

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

Annual Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For the period beginning on January 1 of each calendar year and ending on December 31 of the calendar year or, in the case of our first and last year, the appropriate portion thereof (each, an “Annual Period”), we pay our Investment Adviser an Incentive Fee equal to (A) 20% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from April 1, 2013 until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from April 1, 2013. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

We accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under generally accepted accounting principles in the United States of America (“GAAP”), we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 20% of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the avoidance of doubt, the Incentive Fee examples below reflect the calculation of the Incentive Fee payable under the Investment Management Agreement rather than accruals of the Incentive Fee as required by GAAP.

For the year ended December 31, 2017, we incurred Incentive Fees based on income of $12.78 million. As of December 31, 2017, $3.18 million remained payable. For the year ended December 31, 2016, we incurred Incentive Fees based on income of $10.42 million. For the years ended December 31, 2017 and 2016, we did not accrue any Incentive Fees based on capital gains.

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

Expenses

Our Investment Adviser pays all costs incurred by it in connection with the performance of its duties under the Investment Management Agreement. Our Investment Adviser pays the compensation and expenses of all its personnel and makes available, without expense to us, the services of such of its partners, officers and employees as may duly be elected as our officers or directors, subject to their individual consent to serve and to any limitations imposed by law. Our Investment Adviser is not required to pay any of our expenses other than those specifically allocated to it, including as set forth below. In particular, but without limiting the generality of the foregoing, our Investment Adviser is not required to pay: (i) our operational and organizational expenses; (ii) fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest payable on debt, if any, incurred to finance our investments; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our administrator, transfer agent or sub-transfer agent; (x) the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our shares; (xi) the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer; (xii) the fees and expenses of our directors who are not affiliated with our Investment Adviser; (xiii) the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities; (xiv) costs of holding stockholder meetings; (xv) listing fees; (xvi) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our certificate of incorporation or bylaws insofar as they govern agreements with any such custodian; (xvii) insurance premiums; or (xviii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. Our Investment Adviser is not required to pay expenses of activities which are primarily intended to result in sales of our shares, including, all costs and expenses associated with the preparation and distribution of any offering memorandum, subscription agreements, registration statements, prospectuses or stockholder application forms.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors determined at an in person meeting held on July 31, 2017 to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2018.

For the year ended December 31, 2015, we paid our Investment Adviser a total of $25.95 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $14.52 million in Management Fees and $11.43 million in Incentive Fees. For the year ended December 31, 2016, we paid our Investment Adviser a total of $26.15 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $16.84 million in Management Fees and $9.31 million in Incentive Fees. For the year ended December 31, 2017, we paid our Investment Adviser a total of $28.66 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $17.59 million in Management Fees and $11.07 million in Incentive Fees.

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

Regulation

We have elected to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”). We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

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

(b)

is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 2 to 1 immediately after each such issuance. Increasing the amount of debt that BDCs may incur by modifying the asset coverage ratio from 200% to 150% has been under recent congressional consideration. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (the “Portfolio Management Teams”) may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

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

Information regarding how we vote proxies relating to portfolio securities during the twelve-month period ended December 31, 2017 is available upon request by writing to Goldman Sachs BDC, Inc., Attention: Katherine Schneider, Investor Relations, 200 West Street, New York, New York 10282.

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

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC and GS MMLC. On January 4, 2017, the SEC granted GS PMMC, GS MMLC and us, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	our periodic reports must disclose the conclusions of our principal executive and principal financial officers about the effectiveness of our disclosure controls and procedures;

•	our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•

our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

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

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV per share without first obtaining approval for such issuance from our stockholders and our Independent Directors. Volatile economic conditions may lead to strategic initiatives such as merger activity in the BDC space.

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

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our RIC status and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or similar sources, or net income derived from an interest in a “qualified publicly traded partnership.”

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

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and investment committee team as GS PMMC and GS MMLC. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

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

Goldman Sachs and its personnel have interests in promoting sales of our common stock, and the compensation from such sales may be greater than the compensation relating to sales of interests in other Accounts (including business development companies (including GS PMMC and GS MMLC) and other investment funds managed by our Investment Adviser). Therefore, Goldman Sachs and its personnel may have a financial interest in promoting our common stock over interests in other Accounts. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS PMMC and GS MMLC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS PMMC and GS MMLC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, our Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an Investment Adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate four times since December 2016. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, leverage will increase the Management Fee payable to our Investment Adviser, which is based on our gross assets, including those assets acquired through the use of leverage but excluding cash and cash equivalents. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any SBIC subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration (the “SBA”) for approval to form a SBIC and have not yet applied for exemptive relief from the SEC. We can offer no assurances as to whether or when we will be able to form a SBIC subsidiary or obtain such exemptive relief.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder (1)	(20.55)%	(11.58)%	(2.61)%	6.36%	15.33%

(1)

Based on (i) $1,302.32 million in total assets including debt issuance costs as of December 31, 2017, (ii) $546.25 million in outstanding indebtedness as of December 31, 2017, (iii) $725.83 million in net assets as of December 31, 2017 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2017, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.47%.

Based on our outstanding indebtedness of $546.25 million as of December 31, 2017 and an annualized average interest rate on our indebtedness as of December 31, 2017, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.47%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.51% to cover annual interest payments on the outstanding debt.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS PMMC and GS MMLC, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS PMMC, GS MMLC or any other investment fund managed by our affiliates and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. We cannot assure investors that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

The Incentive Fee based on income takes into account our past performance.

The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Twelve Quarters. The effect of calculating the Incentive Fee using reference to the Trailing Twelve Quarters is that, in certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an Incentive Fee may still be paid to our Investment Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, our Investment Adviser would be entitled to an Incentive Fee whereas it would not have been entitled to an Incentive Fee if calculated solely on the basis of our performance for the applicable quarter.

We incur significant costs as a result of being a public company.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We are implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant additional annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company. The systems and resources necessary to comply with public company reporting requirements will increase further now that we are no longer an “emerging growth company” under the JOBS Act.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder, and, beginning with the fiscal year ended December 31, 2017, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock would be adversely affected.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Goldman Sachs purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of its customers, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns. Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS PMMC and GS MMLC), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

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

Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2017, Group Inc. owned approximately 16.16% of our outstanding common stock. GS & Co., a wholly owned subsidiary of Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with Group Inc. to 19.9% of our outstanding common stock. Therefore, Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, under the Investment Company Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets).

The Financial CHOICE Act of 2017, which was passed by the U.S. House of Representatives in June 2017, would modify this section of the Investment Company Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

The Tax Cuts and Jobs Act could have a negative effect on us, our subsidiaries, our portfolio companies and the holders of our Securities.

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the “Tax Cuts and Jobs Act”) and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Management Agreement, our Investment Adviser and its directors, members, stockholders, partners, officers, employees or controlling persons will not be liable to us for its acts under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of its reckless disregard of its obligations and duties under the Investment Management Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See“—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC and GS MMLC.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

There are risks associated with any potential merger with or purchase of assets of another fund.

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser also prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2017, Software, together with Internet Software & Services, represented 14.1% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

The energy industry has been in a period of disruption and volatility that has been characterized by fluctuations in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of our potential debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our potential portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by a numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.

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

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last-out piece of a unitranche loan.

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

To the extent permissible under risk retention rules and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) into common stock) or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 16.16% of our common stock as of December 31, 2017, Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

Under our dividend reinvestment plan, if we declare a cash distribution, our stockholders who have not elected to “opt out” will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal, state and local tax consequences as stockholders who elect to receive their distributions in cash; however, since their distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes on such reinvested distributions. As a result, stockholders that have not opted out of our dividend reinvestment plan may have to use funds from other sources to pay any tax liabilities imposed upon them based on the value of the common stock received. See “Item 1. Business—Dividend Reinvestment Plan.”

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

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan, or possibly in other circumstances, or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

Our stockholders may receive shares of our common stock or preferred stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value, with a percentage limitation on the portion of the total distribution available to be received in cash. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock declared would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock or preferred stock. We currently do not intend to pay distributions in shares of our common stock or preferred stock, but there can be no assurance that we will not do so in the future.

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

We are authorized to purchase up to $25.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, until March 18, 2018. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the US as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our Revolving Credit Facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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

The following table sets forth, for each fiscal quarter since January 1, 2016, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to NAV and distributions declared by us. On February 21, 2018, the last reported closing sales price of our common stock on the NYSE was $20.85 per share, which represented a premium of approximately 15.3% to the NAV per share reported by us as of December 31, 2017.

	NAV(1)	Closing Sales Price		Premium or Discount of High Sales Price to NAV (2)	Premium or Discount of Low Sales Price to NAV (2)	Declared Distribution(3)
		High	Low
Fiscal Year Ending December 31, 2017
Fourth Fiscal Quarter	$18.09	$23.00	$21.63	27.1%	19.6%	$0.45
Third Fiscal Quarter	$18.23	$23.01	$21.33	26.2%	17.0%	$0.45
Second Fiscal Quarter	$18.23	$25.09	$22.25	37.6%	22.1%	$0.45
First Fiscal Quarter	$18.26	$25.43	$22.51	39.3%	23.3%	$0.45

Fiscal Year Ending December 31, 2016
Fourth Fiscal Quarter	$18.31	$23.65	$20.77	29.2%	13.4%	$0.45
Third Fiscal Quarter	$18.58	$22.26	$19.98	19.8%	7.5%	$0.45
Second Fiscal Quarter	$18.41	$20.02	$19.34	8.7%	5.1%	$0.45
First Fiscal Quarter	$18.67	$20.00	$17.41	7.1%	(6.7)%	$0.45

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

Holders

As of February 21, 2018, there were approximately 2 holders of record of our common stock (including Cede & Co.).

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

The following tables summarize distributions declared during the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
Date Declared	Record Date	Payment Date	Distributions per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	0.45
August 1, 2017	September 29, 2017	October 16, 2017	0.45
October 31, 2017	December 29, 2017	January 16, 2018	0.45

Total Distributions Declared			$1.80

	Year Ended December 31, 2016
Date Declared	Record Date	Payment Date	Distributions per Share
February 25, 2016	March 31, 2016	April 15, 2016	$0.45
May 3, 2016	June 30, 2016	July 15, 2016	0.45
August 2, 2016	September 30, 2016	October 17, 2016	0.45
November 1, 2016	December 31, 2016	January 17, 2017	0.45

Total Distributions Declared			$1.80

The distributions declared during the years ended December 31, 2017 and 2016 were derived from net investment income, determined on a tax basis. See “Item 1. Business—Dividend Reinvestment Plan” for a description of our distribution policy and obligations.

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 18, 2015 (the date our common stock commenced trading on the NYSE) to December 31, 2017 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 18, 2015, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto.

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Consolidated statements of operations data (in thousands):
Total investment income	$136,781	$125,108	$118,436	$73,279	$22,835
Net expenses	55,236	47,844	43,338	20,422	6,899

Net investment income (loss) before excise tax expense	81,545	77,264	75,098	52,857	15,936
Excise tax expense	1,552	1,037	518	119	–

Net investment income (loss) after excise tax expense	79,993	76,227	74,580	52,738	15,936
Net realized and unrealized gain (loss) on investments	(30,445)	(35,575)	(27,952)	(15,816)	3,118

Net increase in net assets resulting from operations before income tax expense	$49,548	$40,652	$46,628	$36,922	$19,054
Income tax expense	–	–	–	–	(1,070)

Net increase in net assets resulting from operations after income tax expense	$49,548	$40,652	$46,628	$36,922	$17,984

Per share data
Net investment income (loss) (basic and diluted)	$2.07	$2.10	$2.14	$1.77	$0.67
Earnings (basic and diluted)	$1.28	$1.12	$1.34	$1.24	$0.76
Distributions declared	$1.80	$1.80	$1.80	$1.69	$0.50

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Consolidated statements of asset and liabilities data (in thousands):
Total assets	$1,298,592	$1,190,533	$1,132,759	$967,492	$630,222
Total investments, at fair value	1,269,852	1,167,291	1,091,181	943,515	613,935
Total liabilities	572,762	525,396	444,109	392,910	22,437
Total debt, net	542,526	498,152	419,000	350,000	–
Total net assets	725,830	665,137	688,650	574,582	607,785
Per share data
Net asset value	$18.09	$18.31	$18.97	$19.56	$20.00

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2017, we originated more than $2.57 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with EBITDA of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including the Accounts). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors – We operate in a highly competitive market for investment opportunities” and “Item 1. Business – Competitive Advantages.”

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

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

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

Leverage

Our Revolving Credit Facility with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and the Convertible Notes allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, under current laws and with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2017 and December 31, 2016, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $11.54 million and $0.00 million, respectively) consisted of the following:

	As of
	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$412.53	$407.07	32.4%	$436.90	$421.03	36.1%
First Lien/Last-Out Unitranche	279.03	273.96	21.8	329.45	310.25	26.6
Second Lien/Senior Secured Debt	443.39	444.60	35.3	352.70	336.18	28.8
Unsecured Debt	3.90	3.90	0.3	3.12	3.12	0.3
Preferred Stock	11.75	12.84	1.0	11.12	11.83	1.0
Common Stock	32.72	23.84	1.9	11.63	6.49	0.5
Investment Funds & Vehicles	94.34	92.10	7.3	77.59	78.39	6.7

Total Investments	$1,277.66	$1,258.31	100.0%	$1,222.51	$1,167.29	100.0%

As of December 31, 2017 and December 31, 2016, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.0%	11.9%	10.0%	10.6%
First Lien/Last-Out Unitranche(2) (3)	11.8%	13.1%	11.3%	14.2%
Second Lien/Senior Secured Debt(2)	10.7%	10.7%	10.5%	11.0%
Unsecured Debt(2)	11.8%	11.8%	12.0%	12.0%
Preferred Stock(4)	–%	–%	0.5%	0.5%
Common Stock(4)	–%	–%	–%	–%
Investment Funds & Vehicles(5)	12.0%	11.9%	14.5%	14.5%
Total Portfolio	10.8%	11.4%	10.6%	11.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a LIBOR floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(5)

Computed based on (a) the net investment income earned from the Senior Credit Fund for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by (b) our average member’s equity at cost and fair value, adjusted for equity contributions.

The weighted average yield measured at amortized cost and fair value as of December 31, 2017 remained relatively consistent compared to December 31, 2016. Within First Lien/Senior Secured Debt, the yield increase at amortized cost and fair value was driven by an increase in LIBOR and higher yields on new originations than on sales and repayments. Within First Lien/Last-Out Unitranche Debt, the decrease in yield at fair value was driven by the restructure of Bolttech Mannings, Inc. and lower yields on new originations than on sales and repayments. Within Investment Funds & Vehicles, the decrease in yield at amortized cost and fair value was due to lower loan origination and structuring fees earned from the Senior Credit Fund.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017	December 31, 2016
Number of portfolio companies(1)	56	40
Percentage of performing debt bearing a floating rate(2)	96.4%	92.8%
Percentage of performing debt bearing a fixed rate(2)(3)	3.6%	7.2%
Weighted average yield on debt and income producing investments, at amortized cost(4)	11.2%	11.2%
Weighted average yield on debt and income producing investments, at fair value(4)	11.7%	12.2%
Weighted average leverage (net debt/EBITDA)(5)	5.3x	4.8x
Weighted average interest coverage(5)	2.3x	2.7x
Median EBITDA(5)(6)	$40.06 million	$25.02 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC – Selected Financial Data.”
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

Computed based on (a) the annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(5)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of December 31, 2017 and December 31, 2016, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.3% and 1.3%, respectively, of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

(6)	The increase in the portfolio’s median EBITDA in 2017 was primarily driven by investment activity in new portfolio companies.

Floating rates are primarily LIBOR plus a spread.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017		December 31, 2016
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$31.28	2.5%	$164.98	14.1%
Grade 2	1,135.48	90.2	817.88	70.1
Grade 3	91.55	7.3	167.60	14.4
Grade 4	–	–	16.83	1.4

Total Investments	$1,258.31	100.0%	$1,167.29	100.0%

The decrease in investments with a grade 4 investment performance rating as of December 31, 2017 compared to December 31, 2016 was due to an investment with a fair value of $6.91 million being upgraded to grade 2 due to a restructuring and the exit of an investment with a fair value of $9.92 million. The decrease in investments with a grade 3 investment performance rating as of December 31, 2017 compared to December 31, 2016 was due to an investment with a fair value of $20.57 million being upgraded to grade 2 due to a restructuring, investments with an aggregate fair value of $51.24 million being upgraded to grade 2 due to improved financial performance, an investment with a fair value of $31.28 being upgraded to grade 1 due to potential exit, and the exit of an investment with a fair value of $11.61 million. The decrease was partially offset by investments with an aggregate fair value of $38.78 million being downgraded to grade 3 due to declining financial performance. The increase in investments with a grade 2 investment performance rating as of December 31, 2017 compared to December 31, 2016 was primarily driven by net investment activity and the aforementioned investment upgrades. The decrease in investments with a grade 1 investment performance rating as of December 31, 2017 compared to December 31, 2016 was primarily driven by the exit of investments with an aggregate fair value of $164.98 million and the aforementioned investment upgrade.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017		December 31, 2016
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,276.88	99.9%	$1,176.24	96.2%
Non-accrual	0.78	0.1	46.27	3.8

Total Investments	$1,277.66	100.0%	$1,222.51	100.0%

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

The following table shows our investment activity for the years ended December 31, 2017, 2016 and 2015 by investment type:

	For the Years Ended December 31,
	2017	2016	2015
	($ in millions)
New investments committed at cost:
Gross originations	$632.52	$337.05	$335.25
Less: Syndications(1)	–	20.00	–

Net amount of new investments committed at cost:	$632.52	$317.05	$335.25
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$177.96	$107.25	$206.87
First Lien/Last-Out Unitranche	47.44	8.65	29.69
Second Lien/Senior Secured Debt	386.58	157.83	67.52
Unsecured Debt	0.40	3.10	–
Preferred Stock	0.60	8.79	–
Common Stock	2.79	–	10.00
Investment Funds & Vehicles	16.75	31.43	21.17

Total	$632.52	$317.05	$335.25

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$166.09	$49.76	$22.60
First Lien/Last-Out Unitranche	73.25	35.12	8.60
Second Lien/Senior Secured Debt	264.67	92.79	89.07
Unsecured Debt	–	–	–
Preferred Stock	–	21.25	–
Common Stock	–	–	10.00
Investment Funds & Vehicles	–	–	–

Total	$504.01	$198.92	$130.27

Net increase (decrease) in portfolio	$128.51	$118.13	$204.98

Number of new portfolio companies with new investment commitments(3)	28	5	9
Total new investment commitment amount in new portfolio companies(3)	$459.54	$223.89	$276.50
Average new investment commitment amount in new portfolio companies(3)	$16.41	$44.78	$30.72
Number of existing portfolio companies with new investment commitments(3)	6	7	4
Total new investment commitment amount in existing portfolio companies(3)	$172.98	$93.16	$58.75
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.0	5.2	4.3

	For the Years Ended December 31,
	2017	2016	2015
	($ in millions)
Percentage of new debt investment commitments at floating interest rates(3)	97.7%	90.9%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5)	2.3%	9.1%	–%
Weighted average yield on new debt and income producing investment commitments(2)(3)(6)	10.2%	11.5%	10.1%
Weighted average yield on new investment commitments(2)(3)(7)	10.1%	11.1%	9.8%
Weighted average yield on debt and income producing investments sold or paid down(8)	10.7%	10.9%	10.6%
Weighted average yield on investments sold or paid down(9)	10.6%	10.9%	9.8%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and OID.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
(6)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(7)

Computed based on (a) the annual stated interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(8)

Computed based on (a) the annual stated interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(9)

Computed based on (a) the annual stated interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Total investment income	$136.78	$125.11	$118.44
Net expenses	(55.24)	(47.85)	(43.34)

Net investment income (loss) before taxes	81.54	77.26	75.10
Excise tax expense	(1.55)	(1.04)	(0.52)

Net investment income (loss) after taxes	79.99	76.22	74.58
Net realized gain (loss) on investments	(66.31)	(21.99)	(0.07)
Net unrealized appreciation (depreciation) on investments	35.87	(13.58)	(27.88)

Net increase in net assets resulting from operations	$49.55	$40.65	$46.63

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Interest	$115.26	$110.60	$109.70
Dividend income	9.68	8.73	6.47
Payment-in-kind	7.23	1.50	–
Other income	4.61	4.28	2.27

Total investment income	$136.78	$125.11	$118.44

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $110.60 million for the year ended December 31, 2016 to $115.26 million for the year ended December 31, 2017, primarily due to an increase in non-recurring prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts. Included in interest for the years ended December 31, 2017 and 2016 is $2.54 million and $0.70 million, respectively, in prepayment premiums and $4.53 million and $1.25 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $109.70 million for the year ended December 31, 2015 to $110.60 million for the year ended December 31, 2016, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio, partially offset by a decrease in non-recurring prepayment premiums. The amortized cost of the portfolio increased from $1,122.70 million as of December 31, 2015 to $1,222.51 million as of December 31, 2016. Included in interest for the years ended December 31, 2016 and 2015 is $0.70 million and $1.38 million, respectively, in prepayment premiums and $1.25 million and $1.23 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income increased from $8.73 million for the year ended December 31, 2016 to $9.68 million for the year ended December 31, 2017 primarily as a result of increased distributions from the Senior Credit Fund during the year ended December 31, 2017, partially offset by the exit from Crowley Holdings Preferred LLC during the year ended December 31, 2016. The dividend income from Senior Credit Fund increased from $6.58 million for the year ended December 31, 2016 to $9.65 million for the year ended December 31, 2017.

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

Payment-in-kind

Payment-in-kind income from investments increased from $1.50 million for the year ended December 31, 2016 to $7.23 million for the year ended December 31, 2017 primarily as a result of an increase in the number of investments earning PIK income for the year ended December 31, 2017.

Payment-in-kind income from investments increased from $0.00 million for the year ended December 31, 2015 to $1.50 million for the year ended December 31, 2016 primarily as a result of an increase in the number of investments earning PIK income for the year ended December 31, 2016.

Other income

Other income for the year ended December 31, 2017 remained relatively consistent as compared to the year ended December 31, 2016.

Other income increased from $2.27 million for the year ended December 31, 2015 to $4.28 million for the year ended December 31, 2016 primarily as a result of excess loan origination fee income accrued from the Senior Credit Fund.

Expenses

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Interest and other debt expenses	$19.61	$14.30	$10.71
Management fees	17.83	17.01	15.44
Incentive fees	12.78	10.42	11.79
Professional fees	2.19	2.56	2.75
Administration, custodian and transfer agent fees	0.82	0.87	0.97
Directors’ fees	0.72	1.01	0.62
Other expenses	1.29	1.68	1.06

Total Expenses	$55.24	$47.85	$43.34

Interest and other debt expenses

Interest and other debt expense increased from $14.30 million for the year ended December 31, 2016 to $19.61 million for the year ended December 31, 2017 primarily due to the interest expenses related to the Convertible Notes that were issued on October 3, 2016.

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

Management Fees and Incentive Fees

Management Fees increased from $17.01 million for the year ended December 31, 2016 to $17.83 million for the year ended December 31, 2017 as a result of an increase in gross assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. Incentive Fees increased from $10.42 million for the year ended December 31, 2016 to $12.78 million for the year ended December 31, 2017 as a result of an increase in the cap on Incentive Fees for the period which is primarily due to an increase in net investment income and a decrease in net capital loss on portfolio companies.

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

Professional fees and other general and administrative expenses

Professional fees for the year ended December 31, 2017 remained relatively consistent as compared to the year ended December 31, 2016; and other general and administrative expenses decreased from $3.56 million for the year ended December 31, 2016 to $2.83 million for the year ended December 31, 2017 primarily due to a decrease in expenses related to the reduction in the number of directors.

Professional fees for the year ended December 31, 2016 remained relatively consistent as compared to the year ended December 31, 2015; and other general and administrative expenses increased from $2.65 million for the year ended December 31, 2015 to $3.56 million for the year ended December 31, 2016 due to an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Bolttech Mannings, Inc.	$(25.09)	$–	$–
Hunter Defense Technologies	–	(22.12)	–
Iracore International Holdings, Inc.	(14.40)	–	–
Washington Inventory Service	(23.71)	–	–
Other, net	(3.11)	0.13	(0.07)

Net realized gain (loss)	$(66.31)	$(21.99)	$(0.07)

For the year ended December 31, 2017, net realized losses were primarily driven by three portfolio companies. Effective December 22, 2017, we completed a restructuring with Bolttech Mannings, Inc. whereby the first lien/last out unitranche debt held by us was converted into non-income producing common equity and new first lien/last out unitranche debt investments. As a result, $22.70 million of unrealized depreciation was reversed, and we realized a loss of $25.09 million. Effective April 13, 2017, we entered into an exchange agreement with Iracore International Holdings, Inc. whereby the first lien debt held by us was exchanged for non-income producing common equity. As a result, $13.62 million of unrealized depreciation was reversed, and we realized a loss of $14.40 million. In addition, effective June 6, 2017, we fully exited Washington Inventory Service. As a result, $15.03 million of unrealized depreciation was reversed, and we realized a loss of $23.71 million.

For the year ended December 31, 2016, net realized losses were primarily driven by Hunter Defense Technologies, Inc. for which, effective July 1, 2016, we completed a restructuring whereby the second lien debt held by us was converted into non-interest bearing preferred and common equity. As a result, $22.12 million of unrealized depreciation was reversed, and we realized a loss of $22.12 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Change in unrealized appreciation	$56.16	$37.71	$9.63
Change in unrealized depreciation	(20.29)	(51.29)	(37.51)

Net change in unrealized appreciation (depreciation) on investments	$35.87	$(13.58)	$(27.88)

The change in unrealized appreciation (depreciation) on investments for years ended December 31, 2017, 2016 and 2015 consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
Portfolio Company:	(in millions)
Bolttech Mannings, Inc.	$15.89	$(14.43)	$(0.95)
CB-HDT Holdings, Inc.	0.45	2.82	—
Data Driven Delivery Systems, LLC	(2.01)	(0.29)	2.30
Global Tel*Link Corporation	0.72	10.26	(10.58)
Iracore International Holdings, Inc.	13.62	(9.30)	0.41
Kawa Solar Holdings Limited	(3.24)	0.05	—
NTS Communications, Inc.	(3.05)	0.03	(1.40)
Prairie Provident Resources, Inc.	(0.95)	(1.87)	(2.53)
Reddy Ice Corporation	1.56	2.72	(1.53)
Securus Technologies Holdings, Inc.	0.50	8.57	(8.96)
Senior Credit Fund, LLC	(3.05)	2.07	(0.90)
US Med Acquisition, Inc.	(1.91)	(0.09)	0.59
Washington Inventory Service	15.03	(11.14)	(3.16)
Other, net(1)	2.31	(2.98)	(1.17)

Total	$35.87	$(13.58)	$(27.88)

(1)

For the years ended December 31, 2017, 2016 and 2015 other, net includes gross unrealized appreciation of $8.39 million, $11.19 million, and $6.33 million, respectively, and gross unrealized depreciation of $6.08 million $14.17 million, and $7.50 million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for year ended December 31, 2017 was primarily driven by the reversal of unrealized depreciation in connection with Bolttech Mannings, Inc., Iracore International Holdings, Inc. and Washington Inventory Service, each as described above.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2016 was primarily due unrealized depreciation in Bolttech Mannings, Inc., Iracore International Holdings, Inc., and Washington Inventory Service, due to financial underperformance, which was partially offset by unrealized appreciation in Global Tel*Link Corporation and Securus Technologies Holdings, Inc. due to a favorable changes in regulation impacting the diversified telecommunication services industry.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2015 was primarily driven by the unrealized depreciation in Global Tel*Link Corporation and Securus Technologies Holdings, Inc. due to the potential changes in regulation impacting the diversified telecommunication services industry.

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

Selected Financial Data

As of December 31, 2017 and December 31, 2016, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	December 31, 2017		December 31, 2016
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	(in millions)		(in millions)
Company	$100.00	$94.34	$100.00	$77.59
Cal Regents	100.00	94.34	100.00	77.59

Total	$200.00	$188.68	$200.00	$155.18

As of December 31, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $467.07 million and $479.53 million, respectively. As of December 31, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of December 31, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5.84 million and $1.94 million, respectively. In addition, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17.14 million as of December 31, 2017 and three portfolio companies with unfunded commitments totaling $6.30 million as of December 31, 2016.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of December 31, 2017 and December 31, 2016:

As of
	December 31, 2017	December 31, 2016
Number of portfolio companies	34	37
Total senior secured debt(1)	$496.58 million	$489.66 million
Largest loan to a single borrower(1)	$29.04 million	$24.62 million
Weighted average current interest rate on senior secured debt(2)	7.3%	6.6%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.5x	3.8x
Weighted average interest coverage(4)	2.7x	3.2x
Median EBITDA(4)	$45.53 million	$68.70 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$ 14.96	$14.75	$14.74
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3.99	3.97	3.99
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8.64	8.56	8.57
Ansira Partners, Inc.(1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10.69	10.60	10.47
ASC Acquisition Holdings, LLC(1)(2)(3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3.75	(0.04)	(0.08)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16.42	16.30	16.18
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14.81	14.69	14.54
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14.00	13.93	13.97
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16.36	16.24	16.53
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19.66	19.18	19.27
CST Buyer Company(1)(3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11.67	11.59	11.67
DiscoverOrg, LLC(2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7.98	7.94	7.90
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9.08	8.86	8.85
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1.18	0.12	0.12
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2.93	0.40	0.40
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17.46	17.39	13.63
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8.80	8.77	8.87
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17.72	17.30	17.77
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15.88	15.74	15.56
Hygiena Borrower LLC(1)(3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	14.00	13.91	13.18
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10.75	10.61	10.85
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9.75	9.66	9.77
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15.69	15.57	15.65
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18.75	18.70	18.94
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6.96	6.93	6.96
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3.02	0.28	0.29
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15.76	15.39	15.40
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10.40	10.31	10.19
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7.71	7.63	7.71
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2.29	1.39	1.41
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16.64	16.52	16.43
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20.00	19.90	19.90
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10.56	10.48	10.48
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14.85	14.78	12.47
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16.91	16.77	16.75
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13.82	13.71	13.65
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12.87	12.76	12.74

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19.91	19.50	19.66
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3.52	3.45	3.48
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4.20	2.18	2.18
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1.41	1.10	1.11

Total 1st Lien/Senior Secured Debt					448.45	442.77

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9.59	9.52	9.57

Total 1st Lien/First-Out Unitranche					9.52	9.57

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC (2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10.50	10.35	10.39
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6.00	5.92	4.34

Total 2nd Lien/Senior Secured Debt					16.27	14.73

Total Corporate Debt					$474.24	$467.07

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month or 1 week LIBOR were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4.95	$4.86	$4.95
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8.73	8.64	8.64
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1.27	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11.25	11.14	11.14
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3.75	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16.77	16.60	16.35
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14.96	14.86	14.85
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17.40	17.26	17.31
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16.87	16.72	17.04
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11.79	11.70	10.73
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7.15	7.12	7.08
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15.88	15.59	15.92
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9.95	9.85	10.02
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17.64	17.56	17.46
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8.89	8.85	8.51
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17.95	17.41	17.91
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4.96	4.91	5.04
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15.81	15.70	15.75
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11.99	11.80	11.96
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24.62	24.34	24.43
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9.93	9.68	9.88
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15.85	15.71	15.77
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6.65	6.60	6.66
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1.33	–	0.01
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18.94	18.88	19.00
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3.98	3.97	3.99
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13.58	13.51	13.55
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18.00	17.82	17.82
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15.92	15.47	15.76
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7.47	7.37	7.55
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10.50	10.40	10.40
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16.87	16.72	16.70
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9.59	9.48	9.45
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13.93	13.86	13.86
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11.21	11.11	11.10
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13.86	13.76	13.72
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13.00	12.87	12.87
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10.81	10.61	10.87
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11.90	11.88	11.96

Total 1st Lien/Senior Secured Debt					454.61	456.01

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9.76	9.68	9.66

Total 1st Lien/First-Out Unitranche					9.68	9.66

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	8.00	7.86	7.86
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6.00	5.90	6.00

Total 2nd Lien/Senior Secured Debt					13.76	13.86

Total Corporate Debt					$478.05	$479.53

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated.

(3)	We also hold a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from us in October 2014.

L – LIBOR

Below is certain summarized balance sheet information for the Senior Credit Fund as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017	December 31, 2016
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$472.91	$481.47
Cash and other assets	31.83	10.93

Total assets	$504.74	$492.40

Debt(1)	$291.52	$300.57
Other liabilities	29.03	35.04

Total liabilities	$320.55	$335.61

Members’ equity	$184.19	$156.79

Total liabilities and members’ equity	$504.74	$492.40

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of December 31, 2017 and December 31, 2016, which were in the amount of $2.49 million and $2.68 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in millions)
Selected Statement of Operations Information:
Total investment income	$37.68	$25.53	$14.68
Expenses
Interest and other debt expenses	13.45	9.10	5.28
Excess loan origination and structuring fees	1.31	2.31	0.75
Professional fees	0.62	0.43	0.32
Administration and custodian fees	0.40	0.35	0.30
Other expenses	0.15	0.10	0.04

Total expenses	15.93	12.29	6.69

Net investment income (loss)	21.75	13.24	7.99
Net realized gain (loss) on investments	0.11	(0.02)	0.05
Net change in unrealized appreciation (depreciation) on investments	(8.65)	4.07	(1.87)

Net increase (decrease) in members’ equity	$13.21	$17.29	$6.17

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis as of December 31, 2017. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of December 31, 2017, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

As of December 31, 2017, 2016 and 2015, the SPV I’s outstanding borrowings under the Asset Based Facility were $294.00 million, $303.25 million and $139.85 million, respectively. The summary information of the Asset Based Facility for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
		(in millions)
Borrowing interest expense	$11.92	$7.04	$2.59
Facility fees	0.76	0.73	0.92
Amortization of financing costs	0.77	0.69	0.41

Total	$13.45	$8.46	$3.92

Weighted average interest rate	3.68%	3.24%	2.76%
Average outstanding balance	$324.25	$217.19	$93.71

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. The summary information of the Subscription Facility for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016	Year Ended December 31, 2015
			(in millions)
Borrowing interest expense	$	N/A	$0.50	$1.05
Facility fees		N/A	0.04	–
Amortization of financing costs		N/A	0.09	0.31

Total	$	N/A	$0.63	$1.36

Weighted average interest rate		N/A	2.47%	2.12%
Average outstanding balance	$	N/A	$20.12	$49.73

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 and December 31, 2016, our asset coverage ratio was 2.33 to 1 and 2.32 to 1, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of December 31, 2017, we had cash of approximately $11.61 million, an increase of $7.04 million from December 31, 2016. Cash used by operating activities for year ended December 31, 2017 was approximately $49.30 million, primarily driven by an increase in net assets resulting from operations of $49.55 million, proceeds from sales and principal repayments of $464.26 million and proceeds from other operating activities of $17.89 million, offset by purchases of investments of $569.46 million and net purchase of investments in affiliated money market fund of $11.54 million. Cash provided by financing activities for the year ended December 31, 2017 was approximately $56.34 million, primarily driven by repayments on debt of $473.35 million, distributions paid of $67.43 million and other financing activities of $1.30 million, offset by borrowings on debt of $516.85 million and proceeds from the issuance of common stock (net of underwriting and offering costs) of $81.57 million.

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

There were no sales of our common stock during the year ended December 31, 2016.

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

10b5-1 Plan

GS & Co. adopted a 10b5-1 plan (the “GS 10b5-1 Plan”) in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act, which provided for the purchase by GS & Co. in the open market of up to the lesser of (i) $25.00 million in the aggregate of our common stock and (ii) such amount that would not bring its collective ownership (with Group Inc.) of our common stock over 19.9%. The GS 10b5-1 Plan expired on March 18, 2016. The GS 10b5-1 Plan required GS & Co. to purchase shares of our common stock when the market price per share was below our most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). The purchase of shares by GS & Co. pursuant to the GS 10b5-1 Plan was intended to satisfy the conditions of Rules 10b5-1 and 10b-18 under the Exchange Act, and was otherwise subject to applicable law. Under the GS 10b5-1 Plan, GS & Co. increased the volume of purchases made anytime the market price per share of our common stock declined below the most recently reported NAV per share, subject to volume restrictions. Purchases of our common stock by GS & Co. under the GS 10b5-1 Plan may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market. For the period January 1, 2016 through March 18, 2016, GS & Co. purchased 432,638 shares of our common stock pursuant to the GS 10b5-1 Plan. For the year ended December 31, 2015, GS & Co. purchased 219,716 shares of Company’s common stock pursuant to the 10b5-1 Plan.

Common Stock Repurchase Plan

In February 2015, our Board of Directors approved a common stock repurchase plan (the “Company Repurchase Plan”), which authorized our purchase of up to $35.00 million of our common stock in the open market during open trading periods. No repurchases were made pursuant to the Company Repurchase Plan which expired March 18, 2016.

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

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the years ended December 31, 2017, 2016 and 2015, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2017 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202
May 1, 2017	June 30, 2017	July 17, 2017	18,417
August 1, 2017	September 29, 2017	October 16, 2017	20,760

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

The following table shows our contractual obligations as of December 31, 2017:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$431.25	$–	$–	$431.25	$–
Convertible Notes	$115.00	$–	$–	$115.00	$–

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

On November 14, 2017, we exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $620.00 million, on a committed basis.

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

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $478.62 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

Convertible Notes

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of unsecured Convertible Notes, which included $15.00 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes were issued pursuant to an indenture between us and Wells Fargo Bank, National Association, as Trustee. Wells Fargo Bank, National Association and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, based on an initial conversion rate of 40.8397 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of our common stock on September 27, 2016. We will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110.90 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

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

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay the excess amount in cash or shares of our common stock (or a combination of cash and shares), subject to the requirements of the indenture governing the Convertible Notes. We have determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans is denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to the BDC CFTC No-Action Letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of December 31, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of December 31, 2017 and 2016, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2017	December 31, 2016
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$18.82	$6.80
First Lien/Last-Out Unitranche	1.50	–
Second Lien/Senior Secured Debt	9.91	–

Total	$30.23	$6.80

RECENT DEVELOPMENTS

On January 2, 2018, we and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from January 2, 2018 to March 3, 2018.

On February 21, 2018, Janet Clark notified us that she intends to resign as our director upon our Board of Directors’ selection of a replacement for her. Ms. Clark’s decision to resign is not the result of any disagreement with us.

On February 21, 2018, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 16, 2018 to holders of record as of March 30, 2017.

On February 21, 2018, we amended the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount to $695 million on a committed basis, extend the final maturity to February 21, 2023, and revise the financial covenants to require that we maintain a minimum stockholder’s equity of $500 million plus 25% of the net proceeds from any sale of our equity securities.

In February 2018, our Board of Directors approved the renewal of our stock repurchase plan to extend the expiration date from March 18, 2018 to March 18, 2019. Under the stock repurchase plan, we are authorized to repurchase up to $25.00 million of our common stock if the market price for the common stock is below our most recently announced net asset value per share, subject to certain regulatory and other limitations. The stock repurchase plan authorized us to enter into an agreement that provides that purchases will be conducted on the open market on a programmatic basis or to repurchase in privately negotiated transactions in accordance with Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. We will only enter into such agreement to the extent permitted by Rule 10b5-1 under the Exchange Act.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets within the meaning of the Investment Company Act, on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”).

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017, we had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11.54 million) at amortized cost and at fair value, respectively. As of December 31, 2016, we had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively.

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

As of December 31, 2017 and 2016, on a fair value basis, approximately 3.6% and 7.2%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.4% and 92.8%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$29.71	$(12.07)	$17.64
Up 200 basis points	19.81	(8.05)	11.76
Up 100 basis points	9.90	(4.02)	5.88
Up 75 basis points	7.43	(3.02)	4.41
Up 50 basis points	4.95	(2.01)	2.94
Up 25 basis points	2.48	(1.01)	1.47
Down 25 basis points	(2.48)	1.01	(1.47)
Down 50 basis points	(4.92)	2.02	(2.90)
Down 75 basis points	(6.29)	3.02	(3.27)
Down 100 basis points	(6.44)	4.03	(2.41)
Down 200 basis points	(6.70)	6.29	(0.41)
Down 300 basis points	(6.77)	6.29	(0.48)

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

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016 by correspondence with the custodian, transfer agent and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2018

We have served as the auditor of one or more

companies in the following group of business

development companies since 2012 - Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Middle Market Lending Corp.

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,053,226 and $1,055,203, respectively)	$1,050,179	$1,004,793
Non-controlled affiliated investments (cost of $109,528 and $89,715, respectively)	95,468	84,103
Controlled affiliated investments (cost of $114,911 and $77,592, respectively)	112,666	78,394
Investments in affiliated money market fund (cost of $11,539 and $1, respectively)	11,539	1
Cash	11,606	4,565
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	8,302	7,841
Dividend receivable from controlled affiliated investments	2,400	1,925
Other income receivable from controlled affiliated investments	1,308	2,212
Deferred financing costs	4,847	6,018
Deferred offering costs	275	605
Other assets	2	76

Total assets	$1,298,592	$1,190,533

Liabilities
Debt (net of debt issuance costs of $3,724 and $4,598, respectively)	$542,526	$498,152
Interest and other debt expenses payable	1,688	1,569
Management fees payable	4,647	4,406
Incentive fees payable	3,180	1,474
Distribution payable	18,059	16,349
Accrued offering costs	289	518
Directors’ fees payable	–	8
Accrued expenses and other liabilities	2,373	2,920

Total liabilities	$572,762	$525,396

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,130,665 and 36,331,662 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)	40	36
Paid-in capital in excess of par	799,936	719,847
Accumulated net realized gain (loss)	(85,451)	(23,729)
Accumulated undistributed net investment income	32,078	25,624
Net unrealized appreciation (depreciation) on investments	(19,352)	(55,220)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$725,830	$665,137

TOTAL LIABILITIES AND NET ASSETS	$1,298,592	$1,190,533

Net asset value per share	$18.09	$18.31

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$113,402	$109,568	$109,700
Dividend income	–	2,107	2,476
Other income	3,273	2,058	1,584

Total investment income from non-controlled/non-affiliated investments	116,675	113,733	113,760
From non-controlled affiliated investments:
Payment-in-kind	7,198	1,503	–
Interest income	1,861	1,026	–
Dividend income	27	46	3
Other income	25	13	–

Total investment income from non-controlled affiliated investments	9,111	2,588	3
From controlled affiliated investments:
Payment-in-kind	37	–	–
Dividend income	9,650	6,575	3,992
Other income	1,308	2,212	681

Total investment income from controlled affiliated investments	10,995	8,787	4,673

Total investment income	$136,781	$125,108	$118,436

Expenses:
Interest and other debt expenses	$19,607	$14,299	$10,705
Management fees	17,828	17,012	15,436
Incentive fees	12,775	10,422	11,786
Professional fees	2,194	2,563	2,752
Administration, custodian and transfer agent fees	824	865	974
Directors’ fees	716	1,012	623
Other expenses	1,292	1,671	1,062

Total expenses	$55,236	$47,844	$43,338

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$81,545	$77,264	$75,098

Excise tax expense	$1,552	$1,037	$518

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$79,993	$76,227	$74,580

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(63,821)	$(21,994)	$(67)
Non-controlled affiliated investments	(2,492)	–	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	47,363	(21,154)	(24,458)
Non-controlled affiliated investments	(8,448)	5,501	(2,530)
Controlled affiliated investments	(3,047)	2,072	(897)

Net realized and unrealized gains (losses)	$(30,445)	$(35,575)	$(27,952)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$49,548	$40,652	$46,628

Net investment income (loss) per share (basic and diluted)	$2.07	$2.10	$2.14
Earnings per share (basic and diluted)	$1.28	$1.12	$1.34
Weighted average shares outstanding	38,633,652	36,317,131	34,782,967

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$79,993	$76,227	$74,580
Net realized gain (loss) on investments	(66,313)	(21,994)	(67)
Net change in unrealized appreciation (depreciation) on investments	35,868	(13,581)	(27,885)

Net increase (decrease) in net assets resulting from operations	$49,548	$40,652	$46,628

Distributions to stockholders from:
Net investment income	$(70,504)	$(65,373)	$(63,624)
Net realized gain	–	–	(1,297)

Total distributions to stockholders	$(70,504)	$(65,373)	$(64,921)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (3,737,500, 0 and 6,900,000 shares, respectively)	$80,288	$–	$131,839
Equity component of convertible notes	–	717	–
Reinvestment of stockholder distributions (61,503 and 24,780 and 25,755 shares, respectively)	1,361	491	522

Net increase (decrease) in net assets resulting from capital transactions	$81,649	$1,208	$132,361

TOTAL INCREASE (DECREASE) IN NET ASSETS	$60,693	$(23,513)	$114,068

Net assets at beginning of period	$665,137	$688,650	$574,582

Net assets at end of period	$725,830	$665,137	$688,650

Accumulated undistributed net investment income	$32,078	$25,624	$14,351

Distributions declared per share	$1.80	$1.80	$1.80

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$49,548	$40,652	$46,628
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(569,463)	(310,173)	(320,740)
Payment-in-kind interest	(7,188)	(2,045)	(411)
Investments in affiliated money market fund, net	(11,538)	10,116	19,451
Proceeds from sales of investments and principal repayments	464,259	195,363	131,090
Net realized (gain) loss on investments	66,313	21,994	67
Net change in unrealized (appreciation) depreciation on investments	(35,868)	13,581	27,885
Amortization of premium and accretion of discount, net	(9,076)	(4,946)	(5,008)
Amortization of deferred financing and debt issuance costs	1,986	1,399	1,170
Amortization of original issue discount on convertible notes	117	30	–
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	–	313	(313)
(Increase) decrease in interest and dividends receivable	(936)	1,983	(2,739)
(Increase) decrease in other income receivable	904	(1,531)	(681)
(Increase) decrease in other assets	74	274	(350)
Increase (decrease) in interest and other debt expenses payable	179	1,130	(86)
Increase (decrease) in management fees payable	241	168	912
Increase (decrease) in incentive fees payable	1,706	1,114	360
Increase (decrease) in investments purchased payable	–	–	(19,700)
Increase (decrease) in directors’ fees payable	(8)	8	(115)
Increase (decrease) in accrued expenses and other liabilities	(547)	(781)	1,171

Net cash provided by (used for) operating activities	$(49,297)	$(31,351)	$(121,409)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$81,571	$–	$135,111
Offering costs paid	(1,182)	(127)	(2,322)
Repurchase of common stock	–	–	(732)
Distributions paid	(67,433)	(64,871)	(63,567)
Deferred financing and debt issuance costs paid	(118)	(5,546)	(1,980)
Borrowings on debt	516,850	387,000	288,000
Repayments of debt	(473,350)	(303,250)	(219,000)

Net cash provided by (used for) financing activities	$56,338	$13,206	$135,510

Net increase (decrease) in cash	7,041	(18,145)	14,101
Cash, beginning of year	4,565	22,710	8,609

Cash, end of year	$11,606	$4,565	$22,710

Supplemental and non-cash financing activities
Interest expense paid	$16,340	$11,174	$8,829
Accrued but unpaid excise tax expense	$1,515	$1,031	$512
Accrued but unpaid deferred financing and debt issuance costs	$–	$60	$54
Accrued but unpaid offering costs	$289	$518	$40
Accrued but unpaid distributions	$18,059	$16,349	$16,338
Reinvestment of stockholder distributions	$1,361	$491	$522
Non-cash purchases of investments	$(65,713)	$(4,726)	$–
Non-cash sales of investments	$65,713	$4,726	$–

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 173.36% #
Corporate Debt (1) – 155.62%
1st Lien/Senior Secured Debt – 56.08%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,600
Continuum Managed Services LLC(3)(4)	IT Services	10.32% (L + 8.75%; 1.00% Floor)	06/08/2023	21,552	20,999	21,013
Continuum Managed Services LLC(3)(4)(5)(6)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2023	1,800	(44)	(45)
Continuum Managed Services LLC(3)(4)(5)(6)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2022	2,220	(54)	(56)
Dade Paper & Bag, LLC(3)(4)	Distributors	8.93% (L + 7.50%; 1.00% Floor)	06/10/2024	11,045	10,836	10,851
Datto, Inc.(3)	IT Services	9.41% (L + 8.00%; 1.00% Floor)	12/07/2022	35,750	35,044	35,035
Datto, Inc.(3)(5)(6)	IT Services	(L + 8.00%; 1.00% Floor)	12/07/2022	2,406	(48)	(48)
Elemica, Inc.(4)	Software	9.57% (L + 8.00%; 1.00% Floor)	07/07/2021	41,863	41,059	41,130
Elemica, Inc.(4)(5)(6)	Software	(L + 8.00%; 1.00% Floor)	07/07/2021	6,000	(111)	(105)
Heligear Acquisition Co.(2)(4)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,365	17,719
Infinity Sales Group(4)	Media	12.20% (L + 10.50%; 1.00% Floor)	11/21/2018	28,277	28,137	27,146
Iracore International Holdings, Inc.^(4)	Energy Equipment & Services	10.63% (L + 9.00%; 1.00% Floor)	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^(4)(7)	Construction & Engineering	9.69% PIK (L + 8.00%)	07/02/2018	9,720	9,624	8,918
Kawa Solar Holdings Limited^(4)(7)(8)	Construction & Engineering		07/02/2018	4,229	1,711	—
Legacy Buyer Corp.(4)	Health Care Providers & Services	9.70% (L + 8.00%; 1.00% Floor)	10/24/2019	24,495	24,276	24,127
Legacy Buyer Corp.(4)(5)(6)	Health Care Providers & Services	(L + 8.00%; 1.00% Floor)	10/24/2019	2,500	(22)	(37)
Lithium Technologies, Inc.(3)	Internet Software & Services	9.39% (L + 8.00%; 1.00% Floor)	10/03/2022	21,100	20,642	20,625
Lithium Technologies, Inc.(3)(5)(6)	Internet Software & Services	(L + 8.00%; 1.00% Floor)	10/03/2022	1,544	(33)	(35)
Madison-Kipp Corporation(4)	Machinery	10.57% (L + 9.00%; 1.00% Floor)	05/26/2020	33,447	33,075	33,280
Netvoyage Corporation(3)(4)	Software	11.07% (L + 9.50%; 1.00% Floor)	03/24/2022	7,849	7,710	7,711
Netvoyage Corporation(3)(4)(5)(6)	Software	(L + 9.50%; 1.00% Floor)	03/24/2022	654	(11)	(11)
SF Home Décor, LLC(3)(4)	Household Products	11.20% (L + 9.50%; 1.00% Floor)	07/13/2022	20,865	20,281	20,239
The Merit Distribution Group, LLC(4)	Distributors	12.95% (L + 11.25%; 0.50% Floor)	04/08/2021	23,875	23,433	23,875
US Med Acquisition, Inc.(4)	Health Care Equipment & Supplies	10.69% (L + 9.00%; 1.00% Floor)	08/13/2021	30,264	29,850	28,448
Vexos, Inc.(4)	Electronic Equipment, Instruments & Components	10.84% (L + 9.50%; 1.00% Floor)	10/09/2019	37,485	37,153	36,173
Xactly Corporation(3)(4)	Internet Software & Services	8.82% (L + 7.25%; 1.00% Floor)	07/29/2022	19,800	19,430	19,404
Xactly Corporation(3)(4)(5)(6)	Internet Software & Services	(L + 7.25%; 1.00% Floor)	07/29/2022	1,697	(31)	(34)
Yasso, Inc.(3)(4)	Food Products	9.44% (L + 7.75%; 1.00% Floor)	03/23/2022	9,032	8,874	8,761

Total 1st Lien/Senior Secured Debt					412,534	407,073
1st Lien/Last-Out Unitranche (9) – 37.75%
Associations, Inc.(4)	Real Estate Management & Development	8.69% (L + 7.00%; 1.00% Floor)	12/23/2019	57,541	57,019	57,253
Avenue Stores, LLC(4)	Specialty Retail	11.50% (P + 7.00%)	09/19/2019	30,000	29,696	29,550
Bolttech Mannings, Inc.^^(4)	Commercial Services & Supplies	9.66% PIK (L + 8.00%; 1.00% Floor)	12/22/2022	8,087	8,087	8,087
Bolttech Mannings, Inc.^^	Commercial Services & Supplies	9.66% PIK (L + 8.00%; 1.00% Floor)	12/22/2022	5,891	5,891	5,891
Bolttech Mannings, Inc.^^(5)	Commercial Services & Supplies	(L + 8.00%; 1.00% Floor)	12/21/2018	1,500	–	–
Intelligent Document Solutions, Inc.(3)(4)	Diversified Financial Services	9.95% (L + 8.25%; 1.00% Floor)	08/31/2022	11,900	11,618	11,722
Mervin Manufacturing, Inc.(4)	Leisure Equipment & Products	8.86% (L + 7.50%; 1.00% Floor)	10/10/2019	11,165	11,066	10,327
myON, LLC(3)(4)	Internet Software & Services	10.07% (L + 8.50%; 1.00% Floor)	02/17/2022	7,100	6,977	6,976
NTS Communications, Inc.^(4)	Diversified Telecommunication Services	10.70% PIK (L + 9.00%; 1.25% Floor)	06/06/2019	58,400	55,818	51,538
Pro-Pet, LLC(4)	Household Products	8.88% (L + 7.25%; 0.75% Floor)	11/21/2019	31,600	31,253	31,284

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value
Smarsh, Inc.(3) (4)	Software	9.45% (L + 7.88%; 1.00% Floor)	03/31/2021	$17,711	$17,437	$17,445
The Service Companies Inc.(4)	Professional Services	11.95% (L + 10.25%; 1.00% Floor)	03/26/2019	44,448	44,169	43,892

Total 1st Lien/Last-Out Unitranche					279,031	273,965
2nd Lien/Senior Secured Debt – 61.25%
American Dental Partners, Inc.(3)(4)	Health Care Providers & Services	10.19% (L + 8.50%; 1.00% Floor)	09/25/2023	8,500	8,306	8,309
ASC Acquisition Holdings, LLC(4)	Distributors	14.34% (L + 13.00%; 1.00% Floor)	12/15/2022	30,000	29,275	29,700
Country Fresh Holdings, LLC(3)(4)	Food Products	10.11% (L + 8.75%; 1.00% Floor)	10/02/2023	9,400	9,222	9,118
DiscoverOrg, LLC(4)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	59,500	58,404	58,905
DuBois Chemicals, Inc.(3)(4)	Chemicals	9.49% (L + 8.00%; 1.00% Floor)	03/15/2025	20,700	20,265	20,493
ERC Finance, LLC(3)(4)	Health Care Providers & Services	9.58% (L + 8.22%; 1.00% Floor)	09/21/2025	19,800	19,365	19,354
Global Tel*Link Corporation	Diversified Telecommunication Services	9.94% (L + 8.25%; 1.25% Floor)	11/23/2020	23,000	22,778	22,971
ICP Industrial, Inc.(3)	Chemicals	9.62% (L + 8.25%; 1.00% Floor)	05/03/2024	16,600	16,193	16,185
ICP Industrial, Inc.(3)(5)(6)	Chemicals	(L + 8.25%; 1.00% Floor)	05/03/2024	3,800	(93)	(95)
IHS Intermediate Inc.(4)	Health Care Providers & Services	9.62% (L + 8.25%; 1.00% Floor)	07/20/2022	10,000	9,853	9,550
Institutional Shareholder Services Inc.(3)	Diversified Financial Services	9.11% (L + 7.75%; 1.00% Floor)	10/16/2025	5,100	5,075	5,113
Market Track, LLC(3)(4)	Internet Catalog & Retail	9.10% (L + 7.75%; 1.00% Floor)	06/05/2025	22,200	21,567	21,534
MedPlast Holdings, Inc.(4)	Health Care Equipment & Supplies	10.23% (L + 8.75%; 1.00% Floor)	06/06/2023	46,500	45,452	45,453
MPI Products LLC(4)	Auto Components	10.38% (L + 9.00%; 1.00% Floor)	01/30/2020	20,000	19,860	19,900
National Spine and Pain Centers, LLC(3)(4)	Health Care Providers & Services	9.94% (L + 8.25%; 1.00% Floor)	12/02/2024	19,100	18,558	18,575
Oasis Outsourcing Holdings, Inc.(3)(4)	Diversified Financial Services	8.82% (L + 7.25%; 1.00% Floor)	07/01/2024	22,760	22,436	22,419
Odyssey Logistics & Technology Corporation(3)	Road & Rail	9.57% (L + 8.00%; 1.00% Floor)	10/12/2025	13,500	13,168	13,433
P2 Upstream Acquisition Co.	Software	9.40% (L + 8.00%; 1.00% Floor)	04/30/2021	5,000	4,973	4,550
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	9.57% (L + 8.00%; 1.00% Floor)	10/10/2025	13,889	13,753	13,750
Pathway Partners Vet Management Company, LLC(5)(6)	Health Care Providers & Services	(L + 8.00%; 1.00% Floor)	10/10/2025	6,111	(60)	(61)
PPC Industries Inc.(3)	Containers & Packaging	9.33% (L + 8.00%; 1.00% Floor)	05/08/2025	8,330	8,252	8,309
SMB Shipping Logistics, LLC(3)(4)	Air Freight & Logistics	10.20% (L + 8.75%; 1.00% Floor)	02/03/2025	25,000	24,655	24,625
SW Holdings, LLC(4)	Media	10.44% (L + 8.75%; 1.00% Floor)	12/30/2021	14,265	14,067	14,051
Young Innovations, Inc.(3)	Health Care Equipment & Supplies	9.44% (L + 7.75%; 1.00% Floor)	11/07/2025	15,300	14,847	14,841
Zep Inc.(3)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	23,800	23,220	23,621

Total 2nd Lien/Senior Secured Debt					443,391	444,603
Unsecured Debt – 0.54%
CB-HDT Holdings, Inc.^(4)	Aerospace & Defense	12.00% PIK	12/15/2019	3,500	3,500	3,500
Conergy Asia & ME Pte. LTD.^(7)	Construction & Engineering	10.00%	06/30/2018	400	400	400

Total Unsecured Debt					3,900	3,900

Total Corporate Debt					1,138,856	1,129,541

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Preferred Stock (1) – 1.77%
CB-HDT Holdings, Inc.^(4)(8)	Aerospace & Defense		1,108,333	$10,185	$12,236
Conergy Asia Holdings, Ltd.^(4)(7)(8)	Construction & Engineering		600,000	600	600
Kawa Solar Holdings Limited^(4)(7)(10)	Construction & Engineering	8.00% PIK	53,968	778	–
NTS Communications, Inc.^(4)(8)	Diversified Telecommunication Services		263	187	–

Total Preferred Stock				11,750	12,836
Common Stock (1) – 3.28%
Bolttech Mannings, Inc.^^(4)(8)	Commercial Services & Supplies		8,000	6,591	6,591
CB-HDT Holdings, Inc.^(4)(8)	Aerospace & Defense		453,383	2,393	3,609
Conergy Asia Holdings, Ltd.^(4)(7)(8)	Construction & Engineering		2,000	4,700	3,832
Continuum Managed Services LLC - Class A(3)(4)(8)	IT Services		733	733	733
Continuum Managed Services LLC - Class B(3)(4)(8)	IT Services		496,698	7	7
Iracore International Holdings, Inc.^(4)(8)	Energy Equipment & Services		28,898	7,003	6,213

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Kawa Solar Holdings Limited^ (4) (7) (8)	Construction & Engineering		1,399,556	$–	$–
myON, LLC(3) (4) (8)	Internet Software & Services		16,087	600	600
National Spine and Pain Centers, LLC(3) (4) (8)	Health Care Providers & Services		600	600	510
NTS Communications, Inc.^ (4) (8)	Diversified Telecommunication Services		595,215	3	–
Prairie Provident Resources, Inc.^^^ (7) (8)	Oil, Gas & Consumable Fuels		3,579,988	9,237	1,233
Yasso, Inc.(3) (4) (8)	Food Products		850	850	511

Total Common Stock				32,717	23,839

Portfolio Company			LLC Interest	Cost	Fair Value
Investment Funds & Vehicles (1) – 12.69%
Senior Credit Fund, LLC^^ (7)			$94,342	$94,342	$92,097

Total Investment Funds & Vehicles				94,342	92,097

		Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund (1) – 1.59% #
Goldman Sachs Financial Square Government Fund - Institutional Shares		1.21%(11)	11,539,321	$11,539	$11,539

Total Investments in Affiliated Money Market Fund				11,539	11,539

TOTAL INVESTMENTS – 174.95%				$1,289,204	$1,269,852

LIABILITIES IN EXCESS OF OTHER ASSETS – (74.95%)					$(544,022)

NET ASSETS – 100.00%					$725,830

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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
(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of December 31, 2017, the aggregate fair value of these securities is $37,319 or 5.14% of the Company’s net assets.

(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(6)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017 the aggregate fair value of non-qualifying assets was $107,080 or 8.25% of the Company’s total assets.

(8)	Non-income producing security.
(9)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(10)	The investment was on non-accrual status as of December 31, 2017.
(11)	The rate shown is the annualized seven-day yield as of December 31, 2017.

PIK – Payment-In-Kind

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2016

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 175.50%#
Corporate Debt (1) – 160.95%
1st Lien/Senior Secured Debt – 63.30%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$18,325
Data Driven Delivery Systems, LLC(++)	Health Care Technology	L + 7.00% (1.00% Floor)	05/30/2019	69,619	67,609	69,619
Dispensing Dynamics International(2)	Building Products	12.50%	01/01/2018	24,000	24,359	23,520
Elemica, Inc.(+)	Software	L + 8.00% (1.00% Floor)	07/07/2021	42,288	41,308	41,336
Elemica, Inc.(3)(4)	Software	L + 8.00% (1.00% Floor)	07/07/2021	6,000	(139)	(135)
Heligear Acquisition Co.(2)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,289	17,894
Infinity Sales Group(+)	Media	L + 10.50% (1.00% Floor)	11/21/2018	30,803	30,518	28,724
Iracore International Holdings, Inc.(2)(5)(6)	Energy Equipment & Services	9.50%	06/01/2018	24,250	21,321	6,911
Kawa Solar Holdings Limited^(7)	Construction & Engineering	F + 8.20% and 3.50% PIK	07/02/2018	12,767	12,727	12,767
Kawa Solar Holdings Limited^(++)(7)	Construction & Engineering	L + 8.20%	07/02/2018	2,400	2,392	2,400
Legacy Buyer Corp.(++)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	27,470	27,120	26,508
Legacy Buyer Corp.(++)(3)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	10/24/2019	2,500	1,668	1,612
Madison-Kipp Corporation(+)	Machinery	L + 9.00% (1.00% Floor)	05/26/2020	36,696	36,153	36,420
Perfect Commerce, LLC(++)	Internet Software & Services	L + 8.50% (1.00% Floor)	06/30/2020	37,418	36,740	37,605
The Merit Distribution Group, LLC(++)	Distributors	L + 11.25% (0.50% Floor)	04/08/2021	30,000	29,329	29,775
US Med Acquisition, Inc.(+)	Health Care Equipment & Supplies	L + 9.00% (1.00% Floor)	08/13/2021	30,574	30,069	30,574
Vexos, Inc.(++)	Electronic Equipment, Instruments & Components	L + 9.50% (1.00% Floor)	10/09/2019	38,922	38,433	37,171

Total 1st Lien/Senior Secured Debt					436,896	421,026
1st Lien/Last-Out Unitranche (8) – 46.64%
Associations, Inc.(++)	Real Estate Management & Development	L + 7.00% (1.00% Floor)	12/23/2019	58,136	57,324	57,700
Avenue Stores, LLC(+)	Specialty Retail	L + 8.00% (1.00% Floor)	09/19/2019	30,000	29,546	30,000
Bolttech Mannings, Inc.(++)	Commercial Services & Supplies	L + 7.75% (1.00% Floor)	12/21/2018	36,346	35,967	20,081
Integrated Practice Solutions, Inc.(++)	Software	L + 9.10% (1.00% Floor)	08/03/2020	25,781	25,240	25,781
Mervin Manufacturing, Inc.(++)	Leisure Equipment & Products	L + 7.50% (1.00% Floor)	10/10/2019	11,165	11,024	9,936
NTS Communications, Inc.^(++)	Diversified Telecommunication Services	L + 9.00% (1.25% Floor) PIK	06/06/2019	52,776	48,725	47,498
Pro-Pet, LLC(+)	Household Products	L + 7.25% (0.75% Floor)	11/21/2019	31,600	31,104	29,388
The Service Companies Inc.(+)	Professional Services	L + 10.25% (1.00% Floor)	03/26/2019	46,580	46,087	45,881
United Road Services, Inc.(+)	Air Freight & Logistics	L + 7.50% (1.00% Floor)	12/14/2017	44,658	44,438	43,989

Total 1st Lien/Last-Out Unitranche					329,455	310,254
2nd Lien/Senior Secured Debt – 50.54%
ASC Acquisition Holdings, LLC(++)	Distributors	L + 13.00% (1.00% Floor)	12/15/2022	30,000	29,181	30,000
DiscoverOrg, LLC(++)	Software	L + 9.00% (1.00% Floor)	02/10/2022	39,500	38,798	38,809
DiversiTech Corporation(++)	Building Products	L + 8.00% (1.00% Floor)	11/18/2022	51,350	50,331	50,708
Global Tel*Link Corporation(++)	Diversified Telecommunication Services	L + 7.75% (1.25% Floor)	11/23/2020	28,000	27,656	27,125
Highwinds Capital, Inc.(+)	Internet Software & Services	L + 12.25% (1.25% Floor)	01/29/2019	59,050	58,591	59,641
Hutchinson Technology, Inc.	Computers & Peripherals	10.88%	01/15/2017	12,200	12,189	12,200
IHS Intermediate Inc.(++)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	07/20/2022	10,000	9,830	9,500
MedPlast Holdings, Inc.	Health Care Equipment & Supplies	P + 7.75% (2.00% Floor)	06/06/2023	25,000	24,380	24,375
MPI Products LLC(++)	Auto Components	L + 9.00% (1.00% Floor)	01/30/2020	20,000	19,808	19,850
P2 Upstream Acquisition Co.(+++)	Software	L + 8.00% (1.00% Floor)	04/30/2021	10,000	9,933	9,075

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the years ended December 31, 2017, 2016 and 2015, the Company earned $2,538, $704 and $1,375, respectively, in prepayment premiums and $4,531, $1,252 and $1,229, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by the Investment Adviser.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of December 31, 2017, the Company had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,539) at amortized cost and at fair value, respectively. As of December 31, 2016, the Company had two investments on non-accrual status, which represented 3.8% and 1.4% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $1) at amortized cost and at fair value, respectively.

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

(2)

The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2017 and December 31, 2016, the Company held $11,606 and $4,565, respectively, in cash.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investment transactions.

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

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2017, 2016 and 2015 the Company accrued excise taxes of $1,552, $1,037 and $518, respectively. As of December 31, 2017, $1,515 of accrued excise taxes remained payable.

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

For the years ended December 31, 2017, 2016 and 2015, Management Fees amounted to $17,828, $17,012 and $15,436, respectively. As of December 31, 2017, $4,647 remained payable.

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

For the years ended December 31, 2017, 2016 and 2015 the Company incurred Incentive Fees based on income of $12,775, $10,422 and $11,786, respectively. As of December 31, 2017, $3,180 remained payable. For the years ended December 31, 2017, 2016, and 2015 the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses for services provided by the Administrator and the Custodian of $803, $842 and $882, respectively. As of December 31, 2017, $76 remained payable.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses for services provided by the Transfer Agent of $21, $23 and $92, respectively. As of December 31, 2017, $1 remained payable.

Sales Load Payment by the Investment Adviser

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

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the years ended December 31, 2017, 2016 and 2015 the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2017 and December 31, 2016, there were $39 and $822, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Affiliates

As of December 31, 2017 and December 31, 2016, Group Inc. owned 16.16% and 17.85%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the year ended December 31, 2017 were as follows:

	Fair Value as of December 31, 2016	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of December 31, 2017	Dividend, Interest and PIK Income	Other Income
Controlled Affiliates
Bolttech Mannings, Inc.	$–	$20,569	$–	$–	$–	$20,569	$37	$–
Senior Credit Fund, LLC(1)	78,394	16,750	–	–	(3,047)	92,097	9,650	1,308

Total Controlled Affiliates	$78,394	$37,319	$–	$–	$(3,047)	$112,666	$9,687	$1,308

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$1	$302,380	$(290,842)	$–	$–	$11,539	$27	$–
CB-HDT Holdings, Inc.	18,510	384	–	–	451	19,345	384	–
Conergy Asia Holdings, Ltd	–	5,700	–	–	(868)	4,832	1	–
Iracore International Holdings, Ltd	–	10,392	–	–	(790)	9,602	253	–
Kawa Solar Holdings Limited	15,917	4,161	(5,425)	(2,492)	(3,243)	8,918	1,307	–
NTS Communications, Inc.	47,498	7,093	–	–	(3,053)	51,538	7,114	25
Prairie Provident Resources, Inc.	2,178	–	–	–	(945)	1,233	–	–

Total Non-Controlled Affiliates	$84,104	$330,110	$(296,267)	$(2,492)	$(8,448)	$107,007	$9,086	$25

Total Affiliates	$162,498	$367,429	$(296,267)	$(2,492)	$(11,495)	$219,673	$18,773	$1,333

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

The Company’s investments in affiliates for the year ended December 31, 2016 were as follows:

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,539 and $1, respectively) consisted of the following:

	December 31, 2017		December 31, 2016
Investment Type	Cost	Fair Value	Cost	Fair Value

1st Lien/Senior Secured Debt	$412,534	$407,073	$436,896	$421,026
1st Lien/Last-Out Unitranche	279,031	273,965	329,455	310,254
2nd Lien/Senior Secured Debt	443,391	444,603	352,696	336,178
Unsecured Debt	3,900	3,900	3,115	3,115
Preferred Stock	11,750	12,836	11,123	11,833
Common Stock	32,717	23,839	11,633	6,490
Investment Funds & Vehicles(1)	94,342	92,097	77,592	78,394

Total Investments	$1,277,665	$1,258,313	$1,222,510	$1,167,290

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2017		December 31, 2016
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	10.3%	17.9%	9.8%	17.3%
Health Care Providers & Services	7.5	13.0	3.2	5.7
Investment Funds & Vehicles	7.3	12.7	6.7	11.8
Health Care Equipment & Supplies	7.1	12.2	4.7	8.3
Diversified Telecommunication Services	5.9	10.3	8.0	14.1
Distributors	5.1	8.9	5.1	9.0
Chemicals	4.8	8.3	–	–
IT Services	4.5	7.8	–	–
Real Estate Management & Development	4.5	7.9	4.9	8.7
Electronic Equipment, Instruments & Components	4.4	7.7	4.8	8.3
Household Products	4.1	7.1	2.5	4.4
Internet Software & Services	3.8	6.5	8.3	14.6
Professional Services	3.5	6.0	4.8	8.4
Media	3.3	5.7	3.7	6.4
Diversified Financial Services	3.1	5.4	–	–
Aerospace & Defense	2.9	5.1	3.1	5.5
Machinery	2.6	4.6	3.1	5.5
Specialty Retail	2.3	4.1	2.6	4.5
Air Freight & Logistics	2.0	3.4	3.8	6.6
Internet Catalog & Retail	1.7	3.0	–	–
Auto Components	1.6	2.7	1.7	3.0
Commercial Services & Supplies	1.6	2.8	1.7	3.0
Food Products	1.5	2.5	1.0	1.7
Construction & Engineering	1.1	1.9	1.4	2.4
Road & Rail	1.1	1.9	–	–
Energy Equipment & Services	0.8	1.3	0.6	1.0
Leisure Equipment & Products	0.8	1.4	0.9	1.5
Containers & Packaging	0.7	1.1	–	–
Oil, Gas & Consumable Fuels	0.1	0.2	0.2	0.3
Building Products	–	–	6.4	11.2
Computers & Peripherals	–	–	1.0	1.8
Health Care Technology	–	–	6.0	10.5

Total	100.0%	173.4%	100.0%	175.5%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2017	December 31, 2016
United States	98.8%	98.5%
Germany	0.7	1.3
Singapore	0.4	–
Canada	0.1	0.2

Total	100.0%	100.0%

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

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis as of December 31, 2017. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of December 31, 2017, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025. As of December 31, 2017 and December 31, 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $294,000 and $303,250, respectively.

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC, as lender, and Natixis, as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50,000 on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of the Company and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding, and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated.

As of December 31, 2017 and December 31, 2016, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	December 31, 2017		December 31, 2016
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed

Company	$100,000	$94,342	$100,000	$77,592
Cal Regents	100,000	94,342	100,000	77,592

Total	$200,000	$188,684	$200,000	$155,184

As of December 31, 2017 and December 31, 2016, the Senior Credit Fund had total investments in senior secured debt at fair value of $467,071 and $479,526, respectively. As of December 31, 2017 and December 31, 2016, the Senior Credit Fund had no investments on non-accrual status. As of December 31, 2017 and December 31, 2016, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5,840 and $1,942, respectively. In addition, as of December 31, 2017, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17,138 and as of December 31, 2016, the Senior Credit Fund had three portfolio companies with unfunded commitments totaling $6,296.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017	December 31, 2016
Total senior secured debt(1)	$496,582	$489,657
Weighted average current interest rate on senior secured debt(2)	7.3%	6.6%
Number of borrowers in the Senior Credit Fund	34	37
Largest loan to a single borrower(1)	$29,041	$24,618

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14,963	$14,754	$14,738
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3,990	3,971	3,985
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8,640	8,564	8,575
Ansira Partners, Inc. (1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1,269	692	693
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10,688	10,599	10,474
ASC Acquisition Holdings, LLC (1) (2) (3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3,750	(37)	(75)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16,426	16,299	16,179
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14,812	14,687	14,535
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14,000	13,931	13,965
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16,363	16,239	16,526
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19,658	19,176	19,265
CST Buyer Company (1) (3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1,800	(43)	(36)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11,670	11,593	11,670
DiscoverOrg, LLC (2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7,980	7,942	7,900
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9,080	8,863	8,853
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2,936	400	396
FWR Holding Corporation (1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,175	119	118
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17,460	17,392	13,628
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8,798	8,768	8,875
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17,721	17,300	17,765
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15,880	15,741	15,562
Hygiena Borrower LLC (1) (3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1,667	(21)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	13,997	13,914	13,183
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10,745	10,608	10,852

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	$9,750	$9,658	$9,774
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15,689	15,568	15,649
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18,747	18,696	18,935
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6,963	6,929	6,963
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3,020	277	291
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15,759	15,390	15,404
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10,395	10,306	10,187
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7,710	7,634	7,710
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2,290	1,389	1,412
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16,639	16,516	16,431
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20,000	19,900	19,900
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10,558	10,477	10,479
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14,850	14,784	12,474
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16,915	16,765	16,746
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13,825	13,710	13,652
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12,870	12,765	12,741
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19,906	19,501	19,657
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3,523	3,452	3,480
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4,200	2,179	2,177
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1,412	1,102	1,112

Total 1st Lien/Senior Secured Debt					448,449	442,767

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9,593	9,524	9,569

Total 1st Lien/First-Out Unitranche					9,524	9,569

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10,500	10,350	10,395
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6,000	5,918	4,340

Total 2nd Lien/Senior Secured Debt					16,268	14,735

Total Corporate Debt					474,241	467,071

			Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund - Institutional Shares			1.21%(5)	5,839,827	$5,840	$5,840

Total Investments in Affiliated Money Market Fund					5,840	5,840

TOTAL INVESTMENTS					$480,081	$472,911

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month or 1 week LIBOR were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Senior Credit Fund Portfolio as of December 31, 2016

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
Affordable Care Holding Corp.(+++)	Health Care Providers & Services	L + 4.75% (1.00% Floor)	10/22/2022	$4,950	$4,864	$4,950
Ansira Partners, Inc.(1)	Media	L + 6.50% (1.00% Floor)	12/20/2022	8,727	8,640	8,640
Ansira Partners, Inc.(1)(2)	Media	L + 6.50% (1.00% Floor)	12/20/2022	1,273	–	–
ASC Acquisition Holdings, LLC(+++)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	11,250	11,138	11,137
ASC Acquisition Holdings, LLC(+++)(2)(3)	Distributors	L + 7.50% (1.00% Floor)	12/15/2021	3,750	–	–
ATX Networks Corp.(+++)	Communications Equipment	L + 6.00% (1.00% Floor)	06/11/2021	16,767	16,607	16,348
Badger Sportswear, Inc.(+++)	Textiles, Apparel & Luxury Goods	L + 4.50% (1.00% Floor)	09/11/2023	14,963	14,861	14,850
ConvergeOne Holdings Corporation(+++)(4)	Communications Equipment	L + 5.38% (1.00% Floor)	06/17/2020	17,401	17,261	17,314
Crowne Group, LLC(+++)	Auto Components	L + 9.25% (1.00% Floor)	05/26/2021	16,873	16,717	17,041
DBRS Limited(+++)	Capital Markets	L + 5.25% (1.00% Floor)	03/04/2022	11,790	11,697	10,729
DiscoverOrg, LLC(+)(3)	Software	L + 4.25% (1.00% Floor)	06/02/2020	7,147	7,121	7,075
Edgewood Partners Insurance Center(+)	Insurance	L + 6.00% (1.00% Floor)	03/16/2023	15,880	15,589	15,920
Explorer Holdings, Inc.(+++)	Health Care Technology	L + 5.00% (1.00% Floor)	05/02/2023	9,950	9,855	10,025
GK Holdings, Inc.(+++)	IT Services	L + 5.50% (1.00% Floor)	01/20/2021	17,640	17,555	17,464
HC Group Holdings III, Inc.(+++)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	04/07/2022	8,888	8,852	8,510
Help/Systems, LLC(+++)	Software	L + 5.25% (1.00% Floor)	10/08/2021	17,955	17,407	17,910
Imagine! Print Solutions, Inc.(+++)	Commercial Services & Supplies	L + 6.00% (1.00% Floor)	03/30/2022	4,965	4,909	5,039
Jill Acquisition LLC(+++)	Textiles, Apparel & Luxury Goods	L + 5.00% (1.00% Floor)	05/08/2022	15,805	15,700	15,746
Lattice Semiconductor Corporation(+++)	Semiconductors & Semiconductor Equipment	L + 4.25% (1.00% Floor)	03/10/2021	11,986	11,803	11,956
Liquidnet Holdings, Inc.(+)(4)	Capital Markets	L + 6.75% (1.00% Floor)	05/22/2019	24,618	24,340	24,433
Loar Group, Inc.(++)	Aerospace & Defense	L + 4.75% (1.00% Floor)	01/12/2022	9,925	9,684	9,875
MB Aerospace Holdings Inc.(+++)	Aerospace & Defense	L + 5.50% (1.00% Floor)	12/15/2022	15,849	15,708	15,769
Mister Car Wash, Inc.(1)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	6,650	6,600	6,658
Mister Car Wash, Inc.(1)(2)	Automobiles	L + 4.25% (1.00% Floor)	08/20/2021	1,333	–	12
Netsmart Technologies, Inc.(+++)	Health Care Technology	L + 4.50% (1.00% Floor)	04/19/2023	18,937	18,878	18,997
Oasis Outsourcing Holdings, Inc.(+)	Diversified Financial Services	L + 4.75% (1.00% Floor)	12/27/2021	3,979	3,970	3,989
PGX Holdings, Inc.(+++)(4)	Professional Services	L + 5.25% (1.00% Floor)	09/29/2020	13,578	13,510	13,552
Playcore Wisconsin, Inc.(+++)	Leisure Equipment & Products	L + 4.25% (1.00% Floor)	05/29/2020	18,000	17,820	17,820
Pomeroy Group LLC(++++)	IT Services	L + 6.00% (1.00% Floor)	11/30/2021	15,920	15,472	15,760
Precyse Acquisition Corp.(+)	Health Care Technology	L + 5.50% (1.00% Floor)	10/20/2022	7,469	7,369	7,553
Professional Physical Therapy(+++)	Health Care Providers & Services	L + 6.00% (1.00% Floor)	12/16/2022	10,500	10,395	10,395
RealD, Inc.(++)	Media	L + 7.50% (1.00% Floor)	03/22/2021	16,873	16,719	16,704
Research Now Group, Inc.(+++)	Professional Services	L + 4.50% (1.00% Floor)	03/18/2021	9,592	9,476	9,448
SciQuest, Inc.(++++)	Internet Software & Services	L + 4.75% (1.00% Floor)	07/28/2023	13,930	13,863	13,860
Smarte Carte, Inc.(+++)	Air Freight & Logistics	L + 5.50% (1.00% Floor)	08/30/2021	11,213	11,107	11,100
Tronair Parent Inc.(+++)	Air Freight & Logistics	L + 4.75% (1.00% Floor)	09/08/2023	13,860	13,762	13,721
U.S. Acute Care Solutions, LLC(1)	Health Care Providers & Services	L + 5.00% (1.00% Floor)	05/14/2021	13,000	12,870	12,870
Veresen Midstream Limited Partnership(+++)	Energy Equipment & Services	L + 4.25% (1.00% Floor)	03/31/2022	10,808	10,614	10,871
Zep Inc.(+++)	Chemicals	L + 4.00% (1.00% Floor)	06/27/2022	11,901	11,879	11,961

Total 1st Lien/Senior Secured Debt					454,612	456,002

1st Lien/First-Out Unitranche
Infogix, Inc.(+++)	Software	L + 4.75% (1.00% Floor)	12/31/2021	9,762	9,676	9,664

Total 1st Lien/First-Out Unitranche					9,676	9,664

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value
2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(+++)(3)	Software	L + 9.00% (1.00% Floor)	02/10/2022	$8,000	$7,858	$7,860
GK Holdings, Inc.(+++)	IT Services	L + 9.50% (1.00% Floor)	01/20/2022	6,000	5,904	6,000

Total 2nd Lien/Senior Secured Debt					13,762	13,860

Total Corporate Debt					478,050	479,526

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund	0.45%(5)	1,941,599	$1,942	$1,942

Total Investments in Affiliated Money Market Fund			1,942	1,942

TOTAL INVESTMENTS			$479,992	$481,468

(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of December 31, 2016 was 0.82%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 12 month LIBOR plus a base rate. The 12 month LIBOR as of December 31, 2016 was 1.69%.
(1)	Position or portion thereof unsettled as of December 31, 2016.
(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated.

(3)	The Company also holds a portion of the 2nd lien/senior secured debt in this portfolio company.
(4)	Initial investment was purchased at fair value from the Company in October 2014.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2016.

L – LIBOR

Below is selected balance sheet information for the Senior Credit Fund as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017	As of December 31, 2016
Selected Balance Sheet Information
Total investments, at fair value	$472,911	$481,468
Cash and other assets	31,826	10,930

Total assets	$504,737	$492,398

Debt (1)	$291,515	$300,574
Other liabilities	29,028	35,036

Total liabilities	$320,543	$335,610

Members’ equity	184,194	156,788

Total liabilities and members’ equity	$504,737	$492,398

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,485 and $2,676 as of December 31, 2017 and December 31, 2016, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Selected Statements of Operations Information:
Total investment income	$37,681	$25,534	$14,684

Expenses
Interest and other debt expense	13,452	9,101	5,283
Excess loan origination and structuring fees	1,308	2,312	746
Professional fees	625	430	319
Administration and custodian fees	400	347	299
Other expenses	150	103	44

Total expenses	15,935	12,293	6,691

Total net income	21,746	13,241	7,993
Net realized gain(loss) on investments	106	(21)	50
Net change in unrealized appreciation (depreciation) on investments	(8,646)	4,074	(1,869)

Net increase (decrease) in members’ equity	$13,206	$17,294	$6,174

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the years ended December 31, 2017, 2016 and 2015, the Company accrued income based on loan origination and structuring fees of $1,308, $2,212 and $681, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2017 and December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$331,896	• Discount Rate	9.4% – 17.3% (12.3%)
Collateral analysis:
		• Recovery Rate	91.8%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$268,074	• Discount Rate	10.5% – 15.3% (11.8%)
Comparable multiples:
		• EV/Revenue	0.4x – 0.9x (0.6x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x – 7.0x (7.0x)
	2nd Lien/Senior Secured	Discounted cash flows:
	$321,986	• Discount Rate	9.9% – 15.6% (11.6%)
	Unsecured Debt	Discounted cash flows:
	$3,500	• Discount Rate	4.3% – 5.7% (12.0%)
Equity	Preferred Stock	Comparable multiples:
	$12,836	• EV/EBITDA(5)	5.1x – 16.6x (6.5x)
	Common Stock $22,606	Collateral analysis:
		• Recovery Rate	100.0%
Comparable multiples:
		• EV/Revenue	0.6x – 2.7x (0.9x)
Comparable multiples:
		• EV/EBITDA(5)	5.8x – 15.3x (7.0x)
Collateral analysis:
		• Recovery Rate	81.9%
(1)

Included within Level 3 Assets of $1,075,695 is an amount of $114,797 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(1)

Included within Level 3 Assets of $977,713 is an amount of $58,240 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,600	$387,473	$407,073
1st Lien/Last-Out Unitranche	–	–	273,965	273,965
2nd Lien/Senior Secured Debt	–	69,688	374,915	444,603
Unsecured Debt	–	–	3,900	3,900
Preferred Stock	–	–	12,836	12,836
Common Stock	–	1,233	22,606	23,839
Affiliated Money Market Fund	11,539	–	–	11,539

Subtotal	$11,539	$90,521	$1,075,695	$1,177,755

Investments measured at NAV(1)				92,097

Total assets				$1,269,852

(1)	Includes equity investment in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$41,845	$379,181	$421,026
1st Lien/Last-Out Unitranche	–	–	310,254	310,254
2nd Lien/Senior Secured Debt	–	67,160	269,018	336,178
Unsecured Debt	–	–	3,115	3,115
Preferred Stock	–	–	11,833	11,833
Common Stock	–	2,178	4,312	6,490
Affiliated Money Market Fund	1	–	–	1

Subtotal	$1	$111,183	$977,713	$1,088,897

Investments measured at NAV(1)				78,394

Total assets				$1,167,291

(1)	Includes equity investment in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2017
1st Lien/Senior Secured Debt	$379,181	$166,639	$(16,898)	$8,295	$(153,916)	$4,172	$–	$–	$387,473
1st Lien/Last-Out Unitranche	310,254	59,807	(25,091)	14,134	(87,934)	2,795	–	–	273,965
2nd Lien/Senior Secured Debt	269,018	335,228	(23,565)	13,808	(221,699)	2,125	–	–	374,915
Unsecured Debt	3,115	785	–	–	–	–	–	–	3,900
Preferred Stock	11,833	628	–	375	–	–	–	–	12,836
Common Stock	4,312	21,084	–	(2,790)	–	–	–	–	22,606

Total assets	$977,713	$584,171	$(65,554)	$33,822	$(463,549)	$9,092	$–	$–	$1,075,695

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2017 totaled $23,197 consisting of the following: 1st Lien/Senior Secured Debt $11,169, 1st Lien/Last-Out Unitranche $14,226, 2nd Lien/Senior Secured Debt $217, Unsecured Debt $0, Preferred Stock $375 and Common Stock $(2,790).

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
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2016 totaled $(30,159) consisting of the following: 1st Lien/Senior Secured Debt $(10,600), 1st Lien/Last-Out Unitranche $(16,820), 2nd Lien/Senior Secured Debt $(10,555), Unsecured Debt $0, Preferred Stock $1,453 and Common Stock $6,363.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2016, transfers from Level 2 to Level 3 were primarily due to decreased price transparency, while transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2017 and December 31, 2016, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2017 and December 31, 2016 was $119,959 and $116,006, respectively, based on broker quotes received by the Company.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 and December 31, 2016, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 2.33 to 1 and 2.32 to 1, respectively.

The Company’s outstanding debt as of December 31, 2017 and December 31, 2016 was as follows:

	As of
	December 31, 2017				December 31, 2016
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)	$620,000	$431,250	$188,750	$431,250	$605,000	$387,750	$217,250	$387,750
Convertible Notes(2)	115,000	115,000	–	111,276	115,000	115,000	–	110,402

Total Debt	$735,000	$546,250	$188,750	$542,526	$720,000	$502,750	$217,250	$498,152

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,133 and OID net of accretion of $591, as of December 31, 2017, and net of unamortized debt issuance costs of $3,884 and OID net of accretion of $714 as of December 31, 2016.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2017 and 2016 was 3.47% and 2.65%, respectively.

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

On November 14, 2017, the Company exercised the right under the accordion feature and increased the size of the Revolving Credit Facility to $620,000, on a committed basis.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $478,624, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $9,769 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2017 and December 31, 2016, deferred financing costs were $4,847 and $6,018, respectively.

The summary information of the Revolving Credit Facility for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Borrowing interest expense	$11,340	$11,033	$8,743
Facility fees	989	572	792
Amortization of financing costs	1,235	1,214	1,170

Total	$13,564	$12,819	$10,705

Weighted average interest rate	3.14%	2.53%	2.44%
Average outstanding balance	$360,981	$436,161	$358,444

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of unsecured Convertible Notes, which includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes were issuant pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as Trustee. Wells Fargo Bank, National Association and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on an initial conversion rate of 40.8397 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016. The Company will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110,900. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after December 31, 2016, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the indenture governing the Convertible Notes. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC Topic 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Convertible Notes were approximately 99.4% and 0.6%, respectively.

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

As of December 31, 2017 and December 31, 2016, the components of the carrying value of the Convertible Notes were as follows:

	December 31, 2017	December 31, 2016
Principal amount of debt	$115,000	$115,000
OID, net of accretion	591	714
Unamortized debt issuance costs	3,133	3,884

Carrying value	$111,276	$110,402

Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.60%	4.60%

For the years ended December 31, 2017 and 2016, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Borrowing interest expense	$5,175	$1,265
Accretion of OID	117	30
Amortization of debt issuance costs	751	185

Total	$6,043	$1,480

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of December 31, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	December 31, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Continuum Managed Services LLC	06/08/2019	$1,800	$(45)	–	$–	$–
Legacy Buyer Corp.	10/24/2019	2,500	(37)	10/24/2019	800	(28)
Elemica, Inc.	07/07/2021	6,000	(105)	07/07/2021	6,000	(135)
Netvoyage Corporation	03/24/2022	654	(11)	–	–	–
Continuum Managed Services LLC	06/08/2022	2,220	(56)	–	–	–
Xactly Corporation	07/29/2022	1,697	(34)	–	–	–
Lithium Technologies, LLC	10/03/2022	1,544	(35)	–	–	–
Datto, Inc.	12/07/2022	2,406	(48)	–	–	–

Total 1st Lien/Senior Secured Debt		18,821	(371)		6,800	(163)

1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	12/21/2018	$1,500	$–	–	$–	$–

Total 1st Lien/Last-Out Unitranche		1,500	–		–	–

	December 31, 2017			December 31, 2016
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)
2nd Lien/Senior Secured Debt
Pathway Partners Vet Management Company, LLC	10/10/2019	$6,111	$(61)	–	$–	$–
ICP Industrial, Inc.	11/04/2019	3,800	(95)	–	–	–

Total 2nd Lien/Senior Secured Debt		9,911	(156)		–	–

Total		$30,232	$(527)		$6,800	$(163)

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

There were no sales of the Company’s common stock during the year ended December 31, 2016.

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

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$ 0.45
May 1, 2017	June 30, 2017	July 17, 2017	$ 0.45
August 1, 2017	September 29, 2017	October 16, 2017	$ 0.45
October 31, 2017	December 29, 2017	January 16, 2018	$ 0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$ 0.45
May 3, 2016	June 30, 2016	July 15, 2016	$ 0.45
August 2, 2016	September 30, 2016	October 17, 2016	$ 0.45
November 1, 2016	December 31, 2016	January 17, 2017	$ 0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2015	March 31, 2015	April 30, 2015	$ 0.45
May 13, 2015	June 30, 2015	July 15, 2015	$ 0.45
August 4, 2015	September 30, 2015	October 15, 2015	$ 0.45
November 3, 2015	December 31, 2015	January 28, 2016	$ 0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202
May 1, 2017	June 30, 2017	July 17, 2017	18,417
August 1, 2017	September 29, 2017	October 16, 2017	20,760

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2015 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
February 25, 2015	March 31, 2015	April 30, 2015	6,982
May 13, 2015	June 30, 2015	July 15, 2015	5,336
August 4, 2015	September 30, 2015	October 15, 2015	13,437

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator for basic and diluted earnings per share—increase in net assets resulting from operations	$49,548	$40,652	$46,628
Denominator for basic and diluted earnings per share—weighted average shares outstanding	38,633,652	36,317,131	34,782,967
Basic and diluted earnings per share	$1.28	$1.12	$1.34

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2017 and 2016 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2017 and 2016, respectively. Therefore, for the years ended December 31, 2017 and 2016, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the year ended December 31, 2015, diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding.

10.	TAX INFORMATION

The tax character of distributions during the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Distributions paid from:
Ordinary Income	$70,504	$65,373	$63,973
Net Long-Term Capital Gains	$–	$–	$948

Total Taxable Distributions	$70,504	$65,373	$64,921

As of December 31, 2017, December 31, 2016 and December 31, 2015 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Undistributed Ordinary Income—net	$33,790	$28,801	$15,093
Undistributed Long-Term Capital Gains	$–	$–	$–

Total Undistributed Earnings	$33,790	$28,801	$15,093

Capital Loss Carryforward:
Perpetual Long-Term	$(56,664)	$(20,433)	$–

Total capital loss carryforwards	$(56,664)	$(20,433)	$–
Timing Differences	$(25,328)	$(9)	$(364)
Unrealized Earnings (Losses)—net	$(24,521)	$(61,683)	$(44,384)

Total Accumulated Earnings (Losses)—net	$(72,723)	$(53,324)	$(29,655)

As of December 31, 2017, December 31, 2016 and December 31, 2015 the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Tax cost	$1,294,373	$1,228,974	$1,135,565
Gross unrealized appreciation	$6,787	$11,946	$8,439
Gross unrealized depreciation	$(31,308)	$(73,629)	$(52,823)

Net unrealized investment appreciation (depreciation) on investments	$(24,521)	$(61,683)	$(44,384)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of paydown gains and losses and underlying fund investments.

	December 31, 2017	December 31, 2016	December 31, 2015
Paid-in capital in excess of par	$(1,556)	$(1,051)	$(546)
Accumulated undistributed net investment income	$(3,035)	$419	$(663)
Accumulated net realized gain (loss)	$4,591	$632	$1,209

ASC Topic 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014		Year ended December 31, 2013
Per Share Data:(1)
NAV, beginning of year	$18.31	$18.97	$19.56		$20.00		$19.37
Net investment income (loss)	2.07	2.10	2.14		1.77		0.67
Net realized and unrealized gains (losses)	(0.80)	(0.98)	(0.84)		(0.52)		0.51

Net increase (decrease) in net assets resulting from operations	1.27	1.12	1.30		1.25		1.18

Issuance of common stock, net of underwriting and offering costs	0.31	–	(0.09)		–		–
Equity component of convertible notes	–	0.02	–		–		–
Private placement offering costs	–	–	–		–		(0.05)
Distributions declared from net investment income(2)	(1.80)	(1.80)	(1.76)		(1.61)		(0.49)
Distributions declared from net realized gains(2)	–	–	(0.04)		(0.08)		(0.01)

Total increase (decrease) in net assets	(0.22)	(0.66)	(0.59)		(0.44)		0.63

NAV, end of year	$18.09	$18.31	$18.97		$19.56		$20.00

Market price, end of year	$22.18	$23.52	$19.00	$	N.A.	$	N.A.
Shares outstanding, end of year	40,130,665	36,331,662	36,306,882		29,381,127		30,390,114
Weighted average shares outstanding	38,633,652	36,317,131	34,782,967		29,737,113		23,819,077
Total return based on NAV(3)	7.17%	5.42%	6.07%		6.36%		5.86%
Total return based on market value(4)	2.30%	35.20%	3.90%		N.A. %		N.A. %

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of year	$725,830	$665,137	$688,650		$574,582		$607,785
Ratio of net expenses to average net assets	8.07%	7.25%	6.51%		3.45%		1.45%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	3.47%	3.58%	3.17%		2.41%		1.36%
Ratio of interest and other debt expenses to average net assets	2.79%	2.12%	1.59%		0.79%		0.14%
Ratio of incentive fees to average net assets	1.81%	1.55%	1.75%		0.25%		0.07%
Ratio of total expenses to average net assets	8.07%	7.25%	6.51%		3.45%		1.57%
Ratio of net investment income to average net assets	11.36%	11.30%	11.06%		8.85%		3.34%
Average debt outstanding	$475,981	$464,440	$358,444		$102,285		$–
Average debt per share(5)	12.32	12.79	10.31		3.44		–
Portfolio turnover	45%	17%	13%		41%		15%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable year.
(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable year.
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

(5)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable year.

12.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$34,160	$34,412	$36,017	$32,192
Total expenses	14,724	15,084	11,556	13,872

Net investment income (loss) before taxes	19,436	19,328	24,461	18,320
Excise tax expense	436	383	368	365

Net investment income (loss) after taxes	19,000	18,945	24,093	17,955

Net realized and unrealized gains (losses)	(6,714)	(833)	(19,508)	(3,390)
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$12,286	$18,112	$4,585	$14,565

Net investment income per share (basic and diluted)	$0.47	$0.47	$0.64	$0.49

Earnings per share (basic and diluted)	$0.31	$0.45	$0.12	$0.40

Weighted average shares outstanding	40,127,280	40,106,702	37,902,018	36,340,808

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$30,493	$33,950	$29,321	$31,344
Total expenses	12,044	14,979	10,902	9,919

Net investment income (loss) before taxes	18,449	18,971	18,419	21,425
Excise tax expense	309	294	221	213

Net investment income (loss) after taxes	18,140	18,677	18,198	21,212

Net realized and unrealized gains (losses)	(12,552)	3,986	(11,198)	(15,811)
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$5,588	$22,663	$7,000	$5,401

Net investment income per share (basic and diluted)	$0.50	$0.51	$0.50	$0.58

Earnings per share (basic and diluted)	$0.15	$0.62	$0.19	$0.15

Weighted average shares outstanding	36,329,873	36,320,014	36,311,582	36,306,881

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

13.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On January 2, 2018, the Company and Cal Regents, as members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period for the Senior Credit Fund from January 2, 2018 to March 3, 2018.

On February 21, 2018, the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 16, 2018 to holders of record as of March 30, 2018.

On February 21, 2018, the Company amended the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount to $695,000 on a committed basis, extend the final maturity to February 21, 2023, and revise the financial covenants to require that the Company maintain a minimum stockholder’s equity of $500,000 plus 25% of the net proceeds from any sale of the Company’s equity securities.

In February 2018, the Company’s Board of Directors approved the renewal of the Company’s stock repurchase plan to extend the expiration date from March 18, 2018 to March 18, 2019. Under the stock repurchase plan, the Company is authorized to repurchase up to $25,000 of its common stock if the market price for the common stock is below the Company’s most recently announced net asset value per share, subject to certain regulatory and other limitations. The stock repurchase plan authorized the Company to enter into an agreement that provides that purchases will be conducted on the open market on a programmatic basis or to repurchase in privately negotiated transactions in accordance with Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. The Company will only enter into such agreement to the extent permitted by Rule 10b5-1 under the Exchange Act.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2017, Goldman Sachs BDC, Inc. designates 100% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been attested to by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.    OTHER INFORMATION

On February 21, 2018, Janet Clark notified us that she intends to resign as our director upon our Board of Directors’ selection of a replacement for her. Ms. Clark’s decision to resign is not the result of any disagreement with us.

On February 21, 2018, we amended the Revolving Credit Facility to, among other things, increase the aggregate borrowing amount to $695 million on a committed basis, extend the final maturity to February 21, 2023, and revise the financial covenants to require that we maintain a minimum stockholder’s equity of $500 million plus 25% of the net proceeds from any sale of our equity securities. See Exhibit 10.8 to this Annual Report on Form 10-K.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 89 of this Annual Report on Form 10-K.

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

10.6

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of November 4, 2015, among Goldman Sachs BDC, Inc., as Borrower, the Lenders party thereto, SunTrust Bank, as Administrative Agent and as Collateral Agent, and, solely with respect to Section 5.9, DDDS BL, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on November 5, 2015).

10.7

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of December 16, 2016, among Goldman Sachs BDC, Inc., as Borrower, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on December 21, 2016).

10.8

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 21, 2018, among Goldman Sachs BDC. Inc., as Borrower, the Lenders party thereto, and SunTrust Bank as Administrative Agent and as Collateral Agent.

10.9

Amended and Restated Investment Management Agreement, dated as of January 1, 2015, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit (g) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.10	Dividend Reinvestment Plan, amended as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.11	Dividend Reinvestment Plan, amended as of August 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 4, 2016).

10.12	Dividend Reinvestment Plan, amended as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 3, 2017).

Exhibit No	Description of Exhibits

10.13

Custody Agreement, dated as of April 1, 2013, between Registrant and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 10, 2015).

10.14

Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 18, 2014, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit (k)(6) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.15

First Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of October 1, 2014, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit (k)(6)(a) to pre-effective Amendment No. 10 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 17, 2015).

10.16

Second Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 31, 2017, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 3, 2017).

10.17

Third Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of November 1, 2017, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on November 2, 2017).

10.18

Fourth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement dated as of January 2, 2018, between Goldman Sachs BDC, Inc. and Regents of University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K (file no. 814-00998), filed on January 3, 2018).

10.19

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.20

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

Date: February 22, 2018	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Janet F. Clark Janet F. Clark	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director