Form 10-K/A
period 2017-12-31
Goldman Sachs BDC, Inc.
filed 2018-04-27
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Goldman Sachs BDC, Inc., a Delaware corporation (together with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”), is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018 to provide the information required by Items 10 through 14 of Part III. The Company’s definitive proxy statement will not be filed within 120 days after December 31, 2017 and, accordingly, reference to the Company’s proxy statement on the cover page has also been deleted.

In addition, pursuant to the rules of the SEC, the Company has also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. As such, this Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are amending and refiling Item 15.3 of Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-K. This Amendment No. 1 does not modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our board of directors (the “Board”). The Board consists of five directors, four of whom are “Independent Directors”. Independent Directors are directors who (1) are not deemed to be “interested persons,” as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), of us, (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board’s role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by Goldman Sachs Asset Management, L.P. (“GSAM”), our investment adviser, as part of its day-to-day management of our investment activities. The Board reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of GSAM as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of our investments. The Board also has primary responsibility for the valuation of our assets.

The Board has established an Audit Committee, Governance and Nominating Committee, Compensation Committee, Compliance Committee and Contract Review Committee. The scope of each committee’s responsibilities is discussed in greater detail below.

Jaime Ardila, an Independent Director, serves as Chairman of the Board. The Board believes that it is in the best interests of our stockholders for Mr. Ardila to lead the Board because of his familiarity with our portfolio companies, his broad corporate background and experience with financial and investment matters and his significant senior management experience, as described below. Mr. Ardila generally acts as a liaison between management, officers and attorneys between meetings of the Board and presides over all executive sessions of the Independent Directors without management. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board.

The Board had 10 formal meetings in 2017. During the fiscal year ended December 31, 2017, each director attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which he or she served. To promote effectiveness of the Board, directors are strongly encouraged to attend regularly scheduled Board meetings in person.

Board of Directors and Executive Officers

The Board is divided into three classes with staggered three-year terms. At each annual meeting of our stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of our stockholders held in the third year following the year of their election. In addition, the Board has adopted polices which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a stockholder vote.

Directors

Information regarding the members of our Board are as follows:

Name, Age and Address (1)	Position with the Company	Term of Office and Length of Service	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (62)	Class II Director	Chairman of the Board of Directors since January 2018; Director since February 2016; term expires 2019

Mr. Ardila is retired. He is Director, Accenture plc (2013–Present) and Director, Ecopetrol (2016–Present); and formerly held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairman of the Board—the Company and Goldman Sachs Private Middle Market Credit LLC, a privately offered business development company (“GS PMMC”).

Accenture plc (a management consulting services company); Ecopetrol (an integrated oil company)

Janet F. Clark(2) (63)	Class I Director	Director since May 2015; term expires 2018

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

Director—the Company and GS PMMC.

EOG Resources, Inc. (an independent oil and gas company); Texas Instruments Incorporated (a semiconductor manufacturer)

Name, Age and Address (1)	Position with the Company	Term of Office and Length of Service	Principal Occupation(s) During Past 5 Years	Other Directorships

Ross J. Kari (59)	Class III Director	Director since August 2015; term expires 2020

Mr. Kari is retired. He is Director, Summit Bank (2014–Present). Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company and GS PMMC.

None

Ann B. Lane (63)	Class III Director	Director since February 2016; term expires 2020

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007–2015); and Managing Director, Co-Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company and GS PMMC.

None

Name, Age and Address (1)	Position with the Company	Term of Office and Length of Service	Principal Occupation(s) During Past 5 Years	Other Directorships

Interested Director*

Kaysie Uniacke (57)	Class II Director	Director since January 2014; term expires 2019

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Funds, plc (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer—GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director—Goldman Sachs (1997–2002).

Director—the Company, GS PMMC and Goldman Sachs Middle Market Lending Corp., a privately offered business development company (“GS MMLC”).

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation. Ms. Uniacke holds comparable positions with certain other companies of which Goldman, Sachs & Co. LLC (“Goldman Sachs”), GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing to the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

(2)

On February 21, 2018, Janet Clark notified us that she intends to resign as our director upon the Board’s selection of a replacement for her. Ms. Clark’s decision to resign is not the result of any disagreement with us.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Positions with the Company
Brendan McGovern	47	Chief Executive Officer and President
Jon Yoder	44	Chief Operating Officer
Jonathan Lamm	43	Chief Financial Officer and Treasurer
Maya Teufel	45	Chief Compliance Officer
Salvatore Lentini	45	Executive Vice President
David Yu	36	Executive Vice President and Head of Research
Jordan Walter	37	Executive Vice President
Carmine Rossetti	39	Principal Accounting Officer

The address for each executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors

Jaime Ardila. Mr. Ardila was elected as one of our directors in February 2016 and as Chairman of the Board in January 2018. Mr. Ardila is retired. He also serves as a director and as Chairman of the Board of Directors of GS PMMC. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee and a member of the Audit Committee, and as a member of the Board of Directors of Ecopetrol, an integrated oil company, where he serves as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee. Previously, Mr. Ardila worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters.

Janet F. Clark. Ms. Clark was elected as one of our directors in May 2015. Ms. Clark is retired. She also serves on the Board of Directors of GS PMMC. Ms. Clark currently serves as a Director and Chair of the Audit Committee, and member of the Compensation, and Nominating and Governance Committees at EOG Resources, Inc., an independent oil and gas company, and as a Director and member of the Audit Committee of Texas Instruments Incorporated, a semiconductor manufacturer. Ms. Clark was formerly a Director for Dell, Inc., a computer technology company, Exterran Holdings, Inc., an oil and gas equipment and services company, and Universal Compression Holdings, Inc., predecessor to Exterran Holdings, Inc. Previously, Ms. Clark served as Executive Vice President and Chief Financial Officer of Marathon Oil Corporation, an independent international energy company. Before joining Marathon Oil Corporation, Ms. Clark held several senior management positions with independent oil and gas exploration and production companies including Nuevo Energy Company and Santa Fe Energy Resources, among others, where she led different functional groups within each company, including finance, accounting, internal audit and investor relations. Ms. Clark also serves as a Director on the nonprofit boards of Houston Symphony Orchestra, Houston Public Media Foundation, NPR Foundation, Teach for America, Inc. – Houston Region and YES Prep Public Schools. Ms. Clark also serves on the Rice University—Jones Graduate School of Management Council of Overseers and is a member of the Federal Reserve Bank of Dallas’ Business and Community Advisory Council. Based on the foregoing, Ms. Clark is experienced with accounting, financial and investment matters.

Ross J. Kari. Mr. Kari was elected as one of our directors in August 2015. Mr. Kari is retired. He also serves on the Board of Directors of GS PMMC. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also serves as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters.

Ann B. Lane. Ms. Lane was elected as one of our directors in February 2016. Ms. Lane is retired. She also serves on the Board of Directors of GS PMMC. Ms. Lane was a Director of Dealertrack Technologies, Inc., an automotive software solutions and services company, from 2007 to 2015. Previously, she worked for five years at JPMorgan Chase & Co., a financial services company, as a Managing Director and Co-Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets. Prior to joining JPMorgan Chase & Co., Ms. Lane held several senior management positions at Citigroup, Inc., a financial services company, where she worked for 18 years. Based on the foregoing, Ms. Lane is experienced with financial and investment matters.

Interested Director

Kaysie Uniacke. Ms. Uniacke was elected as one of our directors in January 2014. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, GS PMMC and GS MMLC and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Officers

Brendan McGovern. Mr. McGovern was appointed as our chief executive officer and president in March 2013. Mr. McGovern heads GSAM’s Private Credit Group, is the chief executive officer and president of GS PMMC and GS MMLC and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of our investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder was appointed as our chief operating officer in March 2013. Mr. Yoder is the chief operating officer of GS PMMC and GS MMLC and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of our investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm was appointed as our chief financial officer and treasurer in March 2013. Mr. Lamm is also the chief financial officer and treasurer of GS PMMC and GS MMLC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of our investments. He joined the firm in 2002. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche LLP.

Maya Teufel. Ms. Teufel was appointed as our chief compliance officer in December 2016. Ms. Teufel is also the chief compliance officer of GS PMMC, GS MMLC and Goldman Sachs Trust II. Prior to joining GSAM in September 2016, she was, from November 2013 to August 2016, the General Counsel and Chief Compliance Officer of Emerging Global Advisors, LLC (currently part of Ameriprise Financial). While at Emerging Global Advisors, Ms. Teufel also held the position of fund chief compliance officer from October 2015 to August 2016. Prior to joining Emerging Global Advisors, she was, from July 2005 to November 2013, Vice President, Corporate Counsel at Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., an insurance and financial services company. Prior to Prudential, Ms. Teufel was an associate in the mergers and acquisitions groups of Sullivan & Cromwell LLP and Gibson, Dunn & Crutcher LLP.

Salvatore Lentini. Mr. Lentini was appointed as our executive vice president of the Company in March 2013. Mr. Lentini is executive vice president of GS PMMC and GS MMLC and co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team and also serves as its head of liquid credit and trading. Mr. Lentini is also a voting member of Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of our investments. Mr. Lentini joined the firm in 2006. Prior to joining the firm, Mr. Lentini was a managing director in the Global Investments Group at Amaranth Advisors, where he was responsible for trading all credit products within the United States. Before joining Amaranth, he was responsible for trading high yield and crossover debt at the Royal Bank of Scotland (RBS). Earlier, Mr. Lentini traded high yield fixed income for PaineWebber.

David Yu. Mr. Yu was appointed as an executive vice president and Head of Research of the Company in March 2013. Mr. Yu is executive vice president and Head of Research of GS PMMC and GS MMLC and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of our investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2018. Mr. Walter is executive vice president of GS PMMC and GS MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of our investments. Mr. Walter joined the firm in 2014. Prior to joining the firm, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at General Electric.

Carmine Rossetti. Mr. Rossetti was appointed as our principal accounting officer in May 2017. Mr. Rossetti is also the principal accounting officer of GS PMMC and GS MMLC and head of the GSAM Hedge Fund and BDC Fund Controller teams. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs in 2004. Prior to joining Goldman Sachs, he worked in the audit practice at Ernst & Young LLP.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Each of Mr. Ardila and Ms. Clark simultaneously serves on the audit committees of more than three public companies, and the Board has determined that their simultaneous service on the audit committees of other public companies does not impair their ability to effectively serve on the Audit Committee. Mr. Kari serves as Chairman of the Audit Committee. The Board and the Audit Committee have determined that Mr. Kari is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.

The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by the independent public accountants. The Audit Committee is also responsible for aiding the Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available. The Audit Committee’s charter is available on our website (https://www.goldmansachsbdc.com).

The Audit Committee held five formal meetings in 2017.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as the Chairman of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

All candidates nominated for an Independent Director position must meet applicable independence requirements and have the capacity to address financial and legal issues and exercise reasonable business judgment. The Governance and Nominating Committee considers a variety of criteria in evaluating candidates (including candidates nominated by a stockholder), including (1) experience in business, financial or investment matters or in other fields of endeavor; (2) financial literacy and/or whether he or she is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K; (3) reputation; (4) ability to attend scheduled Board and committee meetings; (5) general availability to attend to Board business on short notice; (6) actual or potential business, family or other conflicts bearing on either the candidate’s independence or our business; (7) length of potential service; (8) commitment to the representation of our interests and our stockholders’ interests; (9) commitment to maintaining and improving his or her skills and education; (10) experience in corporate governance and best business practices; and (11) the diversity that he or she would bring to the Board’s composition.

The Governance and Nominating Committee considers nominees properly recommended by a stockholder. Our bylaws provide that for any nomination to be properly brought by a stockholder, such stockholder must comply with advance notice requirements and provide us with certain information. Generally, to be timely, a stockholder’s notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our bylaws further provide that nominations of persons for election to the Board at a special meeting may be made only by or at the direction of the

Board and, provided that the Board has determined that directors will be elected at the meeting, by a Stockholder who is entitled to vote at the meeting and who has complied with the advance notice provisions of the bylaws. The Governance and Nominating Committee’s charter is available on our website (https://www.goldmansachsbdc.com).

The Governance and Nominating Committee held three formal meetings in 2017.

Compensation Committee

The members of the Compensation Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of our chief executive officer and all other executive officers. The Compensation Committee also assists the Board with matters related to compensation generally, except with respect to compensation of the directors. As discussed in “Compensation of Directors,” below, it is the responsibility of the Independent Directors to review their own compensation and recommend to all of the directors the appropriate level of compensation. As none of our executive officers currently is compensated by us, the Compensation Committee does not produce and/or review a report on executive compensation practices. The Compensation Committee’s charter is available on our website (https://www.goldmansachsbdc.com).

The Compensation Committee did not hold any formal meetings in 2017.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chairman of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to us, the compliance processes of the investment adviser, underwriters (if any), administrator and transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board with respect to compliance matters. The Compliance Committee’s charter is available on our website (https://www.goldmansachsbdc.com).

The Compliance Committee held five formal meetings in 2017.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Ms. Clark, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chairman of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board for reviewing and monitoring performance under our investment management, placement agent (if any), principal underwriting (if any) and certain other agreements with GSAM and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board in connection with the Board’s approval, oversight and review of our other service providers, including our custodian/accounting agent, transfer agent, printing firms, and professional firms (other than our independent auditor, which is the responsibility of the Audit Committee). The Contract Review Committee’s charter is available on our website (https://www.goldmansachsbdc.com).

The Contract Review Committee had one formal meeting in 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers and any persons holding more than 10% of our common stock are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and executive officers, we believe that, with respect to the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also approved GSAM’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Investment Advisers Act of 1940, as amended. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The Codes of Ethics are also available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained after paying a duplicating fee by writing the SEC’s Public Reference Section, Washington, DC 20549-0102, or by electronic request to publicinfo@sec.gov.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our chief executive officer and chief financial officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K or on our website. The Code of Business Conduct and Ethics can be accessed via our website (https://www.goldmansachsbdc.com).

Corporate Governance Guidelines and Director Charter

We have adopted a Corporate Governance Guidelines and Director Charter which applies to, among other things, the authority and duties of the directors, the composition of the Board and the election and role of the Chairman of the Board. The Corporate Governance Guidelines and Director Charter can be accessed via our website (https://www.goldmansachsbdc.com).

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

None of our executive officers is currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by GSAM.

Compensation of Directors

From January 1, 2017 to December 31, 2017, each Independent Director was compensated with a $130,000 annual fee for his or her services as director. In addition, the Chairman of the Board of Directors earned an annual fee of $40,000 and the director designated as the “audit committee financial expert,” as defined in Item 407 of Regulation S-K, earned an annual fee of $10,000 for their additional services in these capacities.

Effective January 1, 2018, each of the Independent Directors receives an annual fee as compensation for his or her services as a director of $100,000. In addition, the Chairman of the Board earns an additional annual fee of $33,000 and the director designated as the “audit committee financial expert,” as defined in Item 407 of Regulation S-K, earns an additional annual fee of $11,000 for their additional services in these capacities. The Independent Directors are reimbursed for travel and other expenses incurred in connection with attending Board and committee meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the business development company industry. In addition, we purchase directors’ and officers’ liability insurance on behalf of the directors.

It is the responsibility of the Independent Directors to review their own compensation and recommend to all of the directors the appropriate level of compensation. This level of compensation may be adjusted from time to time. In conducting their review, the Independent Directors use such information as they deem relevant, including compensation paid to directors of other business development companies of similar size and the time and effort required of the directors in fulfilling their responsibilities to us.

The following table shows information regarding the compensation earned by the Independent Directors for the fiscal year ended December 31, 2017. No compensation is paid by us to any of our Interested Director or executive officers.

	Total Compensation From the Company (1)(2)	Total Compensation From the Goldman Sachs Fund Complex (1)
Interested Director
Kaysie Uniacke (3)	–	–

Independent Directors
Jaime Ardila	$130,000	$150,000
Janet F. Clark	$130,000	$150,000
Ross Kari (4)	$140,000	$165,000
Ann B. Lane	$130,000	$150,000

Former Independent Director
Ashok N. Bakhru (5)	$170,000	$678,000

(1)	Reflects compensation earned during the year ended December 31, 2017. For the Independent Directors, the Goldman Sachs Fund Complex includes the Company and GS PMMC.

(2)

We did not award any portion of the fees earned by its directors in stock or options during the year ended December 31, 2017. We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.

(3)	Ms. Uniacke is an Interested Director and, as such, receives no compensation from us or the Goldman Sachs Fund Complex for her service as director or trustee.

(4)	Includes compensation as “audit committee financial expert.”

(5)

Pursuant to our corporate governance guidelines, Mr. Bakhru retired from the Board as of December 31, 2017. Prior to his retirement, Mr. Bakhru was an Independent Director and served as a member of the Audit Committee, Governance and Nominating Committee, Compensation Committee, Compliance Committee and Contract Review Committee. “Total Compensation From the Company” includes compensation for past services as Chairman of the Board. For Mr. Bakhru, “Total Compensation From the Goldman Sachs Fund Complex” includes compensation for past services on behalf of Goldman Sachs Trust and Goldman Sachs Variable Insurance Trust, each an open-end management investment company (as well as GS PMMC).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 26, 2018, certain ownership information with respect to shares of the our common stock for each of our current directors, executive officers and directors and executive officers as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, such knowledge is based on beneficial ownership filings made by the holders with the SEC and other information known to us. The percentage ownership is based on 40,154,489 shares of common stock outstanding as of April 26, 2018.

Name and Address	Type of Ownership (4)	Shares Owned	Percentage
Beneficial owners of 5% or more
The Goldman Sachs Group, Inc. (1)	Beneficial	6,483,653	16.20%

Interested Director
Kaysie Uniacke	Beneficial	10,000	*

Independent Directors
Jaime Ardila	Beneficial	13,850	*
Janet F. Clark	Beneficial	5,000	*
Ross J. Kari	Beneficial	5,000	*
Ann B. Lane	Beneficial	6,890	*

Executive Officers
Brendan McGovern	Beneficial	35,000	*
Jon Yoder	Beneficial	5,000	*
Jonathan Lamm	Beneficial	5,000	*
Maya Teufel	–	–	–
Caroline Kraus	–	–	–
Salvatore Lentini (2)	Beneficial	30,810	*
Jordan Walter	–	–	–
David Yu	Beneficial	8,000	*
Carmine Rossetti	–	–	–
All executive officers and directors as a group (14 persons) (3)	Beneficial	124,550	*

*	Less than 1%.

(1)

Based on a Schedule 13G/A filed with the SEC on February 14, 2018. The address of Group Inc. is 200 West Street, New York, New York 10282. The shares of our common stock shown in the above table as being owned by Group Inc. include 652,354 shares held directly by Goldman Sachs, a wholly owned subsidiary of Group Inc. Group Inc. disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Each of Group Inc. and Goldman Sachs has indicated that it intends to vote our shares over which it has voting discretion in the same manner and proportion as our shares over which Group Inc. or Goldman Sachs does not have voting discretion.

(2)

2,031 of the shares in the table above are held in trust for the benefit of Mr. Lentini’s children, and Mr. Lentini disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	The address for each of our directors and executive officers is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

(4)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investment Management Agreement

We are party to an investment management agreement (the “Investment Management Agreement”), pursuant to which we pay GSAM, a wholly owned subsidiary of Group Inc., a fee for investment management services consisting of a management fee based on our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) and an incentive fee based on the performance of our investments. Certain of our officers are also officers and employees of GSAM.

For the year ended December 31, 2017, we paid GSAM a total of $28.66 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $17.59 million in management fees and $11.07 million in incentive fees.

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

Co-Investment Opportunities

We may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

Related Party Transaction Review Policy

The Audit Committee conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to our Company’s Code of Ethics. Each of our directors and executive officers is instructed and periodically reminded to inform GSAM Compliance of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive officers and Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and December 31, 2016 were $761,500 and $570,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and December 31, 2016.

Audit-related fees are for any services rendered to us that are reasonably related to the performance of the audits or reviews of our consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the years ended December 31, 2017 and December 31, 2016 were $1,133,433 and $1,157,616, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 16 report.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to us for tax compliance, tax advice and tax planning for the years ended December 31, 2017 and December 31, 2016 were $12,500 and $12,500, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of our tax returns.

No tax fees were billed by our independent registered public accountant to GSAM, or any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the years ended December 31, 2017 and December 31, 2016.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to us, other than the services reported in “Audit Fees,” “Audit Related Fees,” and “Tax Fees” above, for the years ended December 31, 2017 and December 31, 2016.

No other fees were billed by our independent registered public accountant to GSAM, or any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to us, for engagements directly related to our operations and financial reporting, for the years ended December 31, 2017 and December 31, 2016.

Aggregate Non-Audit Fees

No non-audit fees were billed to GSAM and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2017 and December 31, 2016. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to our operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chairman or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

De Minimis Waiver. The pre-approval requirements of the Policy may be waived with respect to the provision of non-audit services that are permissible for an independent auditor to perform, provided (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues subject to pre-approval that was paid to the independent auditors during the fiscal year in which the services are provided; (2) such services were not recognized by us at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee, pursuant to the pre-approval provisions of the Policy.

Pre-Approval of Non-Audit Services Provided to GSAM. The Policy provides that, in addition to requiring pre-approval of audit and non-audit services provided to us, the Audit Committee will pre-approve those non-audit services provided to GSAM (and entities controlling, controlled by or under common control with GSAM that provide ongoing services to us) where the engagement relates directly to our operations or our financial reporting.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. PricewaterhouseCoopers LLP did not provide any audit-related services, tax services or other non-audit services to GSAM or any entity controlling, controlled by or under common control with GSAM that provides ongoing services to us that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether the provision of non-audit services rendered to GSAM or any entity controlling, controlled by, or under common control with GSAM that provides ongoing services to us that were not pre-approved by the Audit Committee because the engagement did not relate directly to our operations and our financial reporting is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

ITEM 15.    EXHIBITS

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

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

10.8

Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 21, 2018, among Goldman Sachs BDC. Inc., as Borrower, the Lenders party thereto, and SunTrust Bank as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 22, 2018).

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

10.18

Fourth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement dated as of January 2, 2018, between Goldman Sachs BDC, Inc. and Regents of University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on January 3, 2018).

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

11.1

Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 22, 2018).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 22, 2018).

24	Power of attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 22, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 22, 2018).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 2018.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

* Jaime Ardila	Chairman of the Board of Directors

* Janet F. Clark	Director

* Ross J. Kari	Director

* Ann B. Lane	Director

* Katherine Uniacke	Director

* By:	/s/ Caroline Kraus
Caroline Kraus
Attorney-in Fact