Form 10-Q
period 2018-03-31
Goldman Sachs BDC, Inc.
filed 2018-05-03
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	X	Accelerated filer:	☐	Non-accelerated filer:	☐	Smaller reporting company:	☐
(Do not check if a smaller reporting company)
Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 3, 2018 was 40,175,405.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the U.S., the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,037,572 and $1,053,226, respectively)	$1,034,222	$1,050,179
Non-controlled affiliated investments (cost of $123,289 and $109,528, respectively)	108,244	95,468
Controlled affiliated investments (cost of $116,684 and $114,911, respectively)	114,214	112,666
Investments in affiliated money market fund (cost of $2 and $11,539, respectively)	2	11,539
Cash	6,929	11,606
Receivable for investments sold	4,000	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	9,017	8,302
Dividend receivable from controlled affiliated investments	2,800	2,400
Other income receivable from controlled affiliated investments	–	1,308
Deferred financing costs	6,332	4,847
Deferred offering costs	275	275
Other assets	194	2

Total assets	$1,286,229	$1,298,592

Liabilities

Debt (net of debt issuance costs of $3,507 and $3,724, respectively)	$526,493	$542,526
Interest and other debt expenses payable	2,931	1,688
Management fees payable	4,803	4,647
Incentive fees payable	4,684	3,180
Payable for investments purchased	89	–
Distribution payable	18,070	18,059
Directors’ fees payable	100	–
Accrued offering costs	206	289
Accrued expenses and other liabilities	2,142	2,373

Total liabilities	$559,518	$572,762

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,154,489 and 40,130,665 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	40	40
Paid-in capital in excess of par	800,436	799,936
Accumulated net realized gain (loss)	(84,222)	(85,451)
Accumulated undistributed net investment income	32,743	32,078
Net unrealized appreciation (depreciation) on investments	(20,865)	(19,352)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$726,711	$725,830

TOTAL LIABILITIES AND NET ASSETS	$1,286,229	$1,298,592

Net asset value per share	$18.10	$18.09

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,790	$26,966
Other income	236	535

Total investment income from non-controlled/non-affiliated investments	30,026	27,501
From non-controlled affiliated investments:
Payment-in-kind	1,941	1,672
Interest income	388	540
Dividend income	7	23
Other income	6	6

Total investment income from non-controlled affiliated investments	2,342	2,241
From controlled affiliated investments:
Payment-in-kind	373	–
Dividend income	2,800	2,450

Total investment income from controlled affiliated investments	3,173	2,450

Total investment income	$35,541	$32,192

Expenses:
Interest and other debt expenses	$5,723	$4,512
Management fees	4,803	4,461
Incentive fees	4,684	3,733
Professional fees	670	461
Administration, custodian and transfer agent fees	231	194
Directors’ fees	101	173
Other expenses	309	338

Total expenses	$16,521	$13,872

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$19,020	$18,320

Excise Tax	$285	$365

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$18,735	$17,955

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1,667	$(168)
Non-controlled affiliated investments	9	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(303)	(787)
Non-controlled affiliated investments	(985)	(2,864)
Controlled affiliated investments	(225)	429

Net realized and unrealized gains (losses)	$163	$(3,390)

Provision for taxes on realized gain on investments	$(447)	$–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,451	$14,565

Net investment income (loss) per share (basic and diluted)	$0.47	$0.49
Earnings per share (basic and diluted)	$0.46	$0.40
Weighted average shares outstanding	40,150,518	36,340,808
Distributions declared per share	$0.45	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$18,735	$17,955
Net realized gain (loss) on investments	1,676	(168)
Net change in unrealized appreciation (depreciation) on investments	(1,513)	(3,222)
Provision for taxes on realized gain on investments	(447)	–

Net increase (decrease) in net assets resulting from operations	$18,451	$14,565

Distributions to stockholders from:
Net investment income	$(18,070)	$(16,354)

Total distributions to stockholders	$(18,070)	$(16,354)

Capital transactions:
Reinvestment of stockholder distributions (23,824 and 11,124 shares, respectively)	$500	$252

Net increase (decrease) in net assets resulting from capital transactions	$500	$252

TOTAL INCREASE (DECREASE) IN NET ASSETS	$881	$(1,537)

Net assets at beginning of period	$725,830	$665,137

Net assets at end of period	$726,711	$663,600

Accumulated undistributed net investment income	$32,743	$27,225

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$18,451	$14,565
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(72,778)	(107,459)
Payment-in-kind interest	(2,113)	(1,594)
Investments in affiliated money market fund, net	11,537	(1)
Proceeds from sales of investments and principal repayments	78,714	110,298
Net realized (gain) loss on investments	(1,676)	168
Net change in unrealized (appreciation) depreciation on investments	1,513	3,222
Amortization of premium and accretion of discount, net	(2,027)	(1,387)
Amortization of deferred financing and debt issuance costs	500	489
Amortization of original issue discount on convertible notes	32	30
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(4,000)	–
(Increase) decrease in interest and dividends receivable	(1,115)	(49)
(Increase) decrease in other income receivable	1,308	2,212
(Increase) decrease in other assets	(192)	(5,265)
Increase (decrease) in interest and other debt expenses payable	1,243	1,284
Increase (decrease) in management fees payable	156	55
Increase (decrease) in incentive fees payable	1,504	2,259
Increase (decrease) in investments purchased payable	89	81
Increase (decrease) in directors’ fees payable	100	172
Increase (decrease) in accrued expenses and other liabilities	(231)	(1,218)

Net cash provided by (used for) operating activities	$31,015	$17,862

Cash flows from financing activities:
Offering costs paid	$(83)	$(625)
Distributions paid	(17,559)	(16,097)
Deferred financing and debt issuance costs paid	(1,800)	(21)
Borrowings on debt	58,500	98,250
Repayments of debt	(74,750)	(95,000)

Net cash provided by (used for) financing activities	$(35,692)	$(13,493)

Net increase (decrease) in cash	(4,677)	4,369
Cash, beginning of period	11,606	4,565

Cash, end of period	$6,929	$8,934

Supplemental and non-cash financing activities
Interest expense paid	$3,714	$2,470
Accrued but unpaid excise tax expense	$529	$328
Accrued but unpaid deferred financing and debt issuance costs	$–	$40
Accrued but unpaid offering costs	$206	$26
Accrued but unpaid distributions	$18,070	$16,354
Reinvestment of stockholder distributions	$500	$252
Non-cash purchases of investments	$(640)	$–
Non-cash sales of investments	$640	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2018

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)		Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 172.93% #

Corporate Debt (1) – 155.20%

1st Lien/Senior Secured Debt – 57.82%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%			10/15/2020	$20,000	$20,000	$19,500
Collaborative Imaging, LLC^^^ (3)	Health Care Providers & Services	8.39%		L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,767	8,677
Continuum Managed Services LLC(3) (4)	IT Services	10.64%		L + 8.75%; 1.00% Floor	06/08/2023	21,498	20,966	21,014
Continuum Managed Services LLC(3) (4) (5) (6)	IT Services			L + 8.75%; 1.00% Floor	06/08/2023	1,800	(42)	(41)
Continuum Managed Services LLC(3) (4) (5) (6)	IT Services			L + 8.75%; 1.00% Floor	06/08/2022	2,220	(51)	(50)
Dade Paper & Bag, LLC(3) (4)	Distributors	9.29%		L + 7.50%; 1.00% Floor	06/10/2024	11,017	10,815	10,851
Dade Paper & Bag, LLC(3) (4)	Distributors	8.89%		L + 7.00%; 1.00% Floor	06/10/2024	1,405	1,391	1,352
Datto, Inc.(3) (4)	IT Services	9.72%		L + 8.00%; 1.00% Floor	12/07/2022	35,750	35,072	35,035
Datto, Inc.(3) (4) (5) (6)	IT Services			L + 8.00%; 1.00% Floor	12/07/2022	2,406	(45)	(48)
Elemica, Inc.(4)	Software	9.89%		L + 8.00%; 1.00% Floor	07/07/2021	41,756	41,003	41,026
Elemica, Inc.(4) (5) (6)	Software			L + 8.00%; 1.00% Floor	07/07/2021	6,000	(103)	(105)
Heligear Acquisition Co.(2) (4)	Aerospace & Defense	10.25%			10/15/2019	17,500	17,382	17,500
Infinity Sales Group(4)	Media	12.81%		L + 10.50%; 1.00% Floor	11/21/2018	28,051	27,950	27,210
Iracore International Holdings, Inc.^ (4)	Energy Equipment & Services	10.88%		L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (4) (7)	Construction & Engineering	9.66%	PIK	L + 8.00%	07/02/2018	9,227	9,147	9,227
Kawa Solar Holdings Limited^ (4) (7) (8)	Construction & Engineering				07/02/2018	4,869	2,351	—
Legacy Buyer Corp.(4)	Health Care Providers & Services	10.31%		L + 8.00%; 1.00% Floor	10/24/2019	24,301	24,112	23,937
Legacy Buyer Corp.(4) (5) (6)	Health Care Providers & Services			L + 8.00%; 1.00% Floor	10/24/2019	2,500	(19)	(38)
Lithium Technologies, Inc.(3) (4)	Internet Software & Services	9.79%		L + 8.00%; 1.00% Floor	10/03/2022	21,100	20,661	20,678
Lithium Technologies, Inc.(3) (4) (5) (6)	Internet Software & Services			L + 8.00%; 1.00% Floor	10/03/2022	1,544	(31)	(31)
Madison-Kipp Corporation(4)	Machinery	10.89%		L + 9.00%; 1.00% Floor	05/26/2020	33,355	33,018	33,271
Netvoyage Corporation(3) (4)	Software	11.38%		L + 9.50%; 1.00% Floor	03/24/2022	8,666	8,518	8,514
Netvoyage Corporation(3) (4) (5) (6)	Software			L + 9.50%; 1.00% Floor	03/24/2022	654	(10)	(11)
Real Industry, Inc.(3)	Capital Markets	11.00%			11/17/2018	702	682	676
SF Home Décor, LLC(3) (4)	Household Products	11.81%		L + 9.50%; 1.00% Floor	07/13/2022	20,598	20,045	20,186
The Merit Distribution Group, LLC(4)	Distributors	13.56%		L + 11.25%; 0.50% Floor	04/08/2021	23,500	23,092	23,500
US Med Acquisition, Inc.(4)	Health Care Equipment & Supplies	11.31%		L + 9.00%; 1.00% Floor	08/13/2021	30,186	29,797	27,847
Vexos, Inc.(4)	Electronic Equipment, Instruments & Components	11.20%		L + 9.50%; 1.00% Floor	10/09/2019	37,172	36,886	36,057
Xactly Corporation(3) (4)	Internet Software & Services	9.14%		L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,442	22,403
Xactly Corporation(3) (4) (5) (6)	Internet Software & Services			L + 7.25%; 1.00% Floor	07/29/2022	1,697	(30)	(34)
Yasso, Inc.(3) (4)	Food Products	9.64%		L + 7.75%; 1.00% Floor	03/23/2022	9,009	8,859	8,649

Total 1st Lien/Senior Secured Debt							426,014	420,141
1st Lien/Last-Out Unitranche (9) – 32.72%
Associations, Inc.(4)	Real Estate Management & Development	9.30%		L + 7.00%; 1.00% Floor	12/23/2019	57,398	56,938	57,255
Avenue Stores, LLC(4)	Specialty Retail	9.88%		L + 8.00%; 1.00% Floor	09/19/2019	30,000	29,737	29,100
Bolttech Mannings, Inc.^^ (4)	Commercial Services & Supplies	10.30%	PIK	L + 8.00%; 1.00% Floor	12/22/2022	15,751	15,751	15,751
Bolttech Mannings, Inc.^^ (4) (5)	Commercial Services & Supplies			L + 8.00%; 1.00% Floor	12/21/2018	1,500	—	—
Intelligent Document Solutions, Inc.(3) (4)	Diversified Financial Services	8.30%		L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,516	11,513
Mervin Manufacturing, Inc.(4)	Leisure Equipment & Products	9.23%		L + 7.50%; 1.00% Floor	10/10/2019	11,165	11,079	10,327
NTS Communications, Inc.^ (4)	Diversified Telecommunication Services	11.31%	PIK	L + 9.00%; 1.25% Floor	06/06/2019	59,979	57,792	53,082

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc. Consolidated Schedule of Investments as of March 31, 2018 (continued) (in thousands, except share and per share amounts) (Unaudited)
Portfolio Company	Industry	Interest Rate (+)		Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value
Smarsh, Inc.(3) (4)	Software	9.76%		L + 7.88%; 1.00% Floor	03/31/2021	$17,711	$17,455	$17,445
The Service Companies Inc.(4)	Professional Services	12.13%		L + 10.25%; 1.00% Floor	03/26/2019	43,810	43,588	43,263

Total 1st Lien/Last-Out Unitranche							243,856	237,736

2nd Lien/Senior Secured Debt – 63.91%
American Dental Partners, Inc.(3) (4)	Health Care Providers & Services	10.80%		L + 8.50%; 1.00% Floor	09/25/2023	8,500	8,312	8,309
ASC Acquisition Holdings, LLC(4)	Distributors	14.70%		L + 13.00%; 1.00% Floor	12/15/2022	30,000	29,300	29,700
ASC Acquisition Holdings, LLC(4)	Distributors	15.02%		L + 13.00%; 1.00% Floor	12/15/2022	24,600	24,108	24,354
Country Fresh Holdings, LLC(3) (4)	Food Products	10.49%		L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,228	9,024
DiscoverOrg, LLC(4)	Software	10.39%		L + 8.50%; 1.00% Floor	02/23/2024	59,500	58,436	59,054
DuBois Chemicals, Inc.(3) (4)	Chemicals	9.82%		L + 8.00%; 1.00% Floor	03/15/2025	20,700	20,276	20,493
ERC Finance, LLC(3) (4)	Health Care Providers & Services	9.96%		L + 8.22%; 1.00% Floor	09/21/2025	19,800	19,374	19,404
Global Tel*Link Corporation(10)	Diversified Telecommunication Services	10.55%		L + 8.25%; 1.25% Floor	11/23/2020	11,000	10,899	10,986
ICP Industrial, Inc.(3) (4)	Chemicals	9.94%		L + 8.25%; 1.00% Floor	05/03/2024	16,600	16,205	16,185
ICP Industrial, Inc.(3) (4)	Chemicals	10.10%		L + 8.25%; 1.00% Floor	05/03/2024	3,800	3,710	3,705
IHS Intermediate Inc.(4)	Health Care Providers & Services	10.00%		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,860	9,650
Institutional Shareholder Services Inc.(3)	Diversified Financial Services	9.47%		L + 7.75%; 1.00% Floor	10/16/2025	5,100	5,076	5,126
Market Track, LLC(3) (4)	Internet Catalog & Retail	9.49%		L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,582	21,534
MedPlast Holdings, Inc.(4)	Health Care Equipment & Supplies	10.43%		L + 8.75%; 1.00% Floor	06/06/2023	46,500	45,489	45,453
MPI Products LLC(4)	Auto Components	10.77%		L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,875	19,900
National Spine and Pain Centers, LLC(3) (4)	Health Care Providers & Services	10.56%		L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,571	18,575
Oasis Outsourcing Holdings, Inc.(3) (4)	Diversified Financial Services	9.14%		L + 7.25%; 1.00% Floor	07/01/2024	22,760	22,445	22,475
Odyssey Logistics & Technology Corporation(3)	Road & Rail	9.88%		L + 8.00%; 1.00% Floor	10/12/2025	13,500	13,175	13,534
P2 Upstream Acquisition Co.	Software	9.80%		L + 8.00%; 1.00% Floor	04/30/2021	4,500	4,477	4,193
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	9.88%		L + 8.00%; 1.00% Floor	10/10/2025	13,889	13,756	13,750
Pathway Partners Vet Management Company, LLC(5)	Health Care Providers & Services	9.88%		L + 8.00%; 1.00% Floor	10/10/2025	6,111	1,688	1,684
SMB Shipping Logistics, LLC(3) (4)	Air Freight & Logistics	10.72%		L + 8.75%; 1.00% Floor	02/03/2025	25,000	24,663	24,687
Spectrum Plastics Group, Inc.(3)	Containers & Packaging	8.88%		L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,217	6,279
SW Holdings, LLC(4)	Media	11.05%		L + 8.75%; 1.00% Floor	12/30/2021	18,161	17,897	17,888
Young Innovations, Inc.(3) (4)	Health Care Equipment & Supplies	10.05%		L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,857	14,841
Zep Inc.(3)	Chemicals	10.02%		L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,233	23,681

Total 2nd Lien/Senior Secured Debt							462,709	464,464

Unsecured Debt – 0.75%
CB-HDT Holdings, Inc.^ (4)	Aerospace & Defense	12.00%	PIK		12/15/2019	3,499	3,499	3,499
CB-HDT Holdings, Inc.^	Aerospace & Defense	12.00%	PIK		03/05/2021	1,558	1,558	1,558
Conergy Asia & ME Pte. LTD.^ (4) (7)	Construction & Engineering	10.00%			06/30/2018	400	400	400

Total Unsecured Debt							5,457	5,457

Total Corporate Debt							1,138,036	1,127,798

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc. Consolidated Schedule of Investments as of March 31, 2018 (continued) (in thousands, except share and per share amounts) (Unaudited)
Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 1.72%
CB-HDT Holdings, Inc.^ (4) (8)	Aerospace & Defense		1,108,333	$10,185	$11,915
Conergy Asia Holdings, Ltd.^ (4) (7) (8)	Construction & Engineering		600,000	600	600
Kawa Solar Holdings Limited^ (4) (7) (11)	Construction & Engineering	8.00% PIK	55,060	778	—
NTS Communications, Inc.^ (4) (8)	Diversified Telecommunication Services		263	187	—

Total Preferred Stock				11,750	12,515

Common Stock (1) – 3.20%
Bolttech Mannings, Inc.^^ (4) (8)	Commercial Services & Supplies		8,000	$6,591	$5,363
CB-HDT Holdings, Inc.^ (4) (8)	Aerospace & Defense		453,383	2,393	3,482
Collaborative Imaging Holdco, LLC – Class B^^^ (3) (8)	Health Care Providers & Services		8,464	1,141	1,141
Collaborative Imaging Holdco, LLC – Class C^^^ (3) (7) (8)	Health Care Providers & Services		7,988	159	159
Conergy Asia Holdings, Ltd.^ (4) (7) (8)	Construction & Engineering		2,000	4,700	3,704
Continuum Managed Services LLC – Class A(3) (4) (8)	IT Services		733	733	788
Continuum Managed Services LLC – Class B(3) (4) (8)	IT Services		496,698	7	238
Iracore International Holdings, Inc.^ (4) (8)	Energy Equipment & Services		28,898	7,003	6,213
Kawa Solar Holdings Limited^ (4) (7) (8)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(3) (4) (8)	Health Care Providers & Services		600	600	510
NTS Communications, Inc.^ (4) (8)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (8)	Oil, Gas & Consumable Fuels		3,579,988	9,237	1,198
Yasso, Inc.(3) (4) (8)	Food Products		850	850	471

Total Common Stock				33,417	23,267

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.81%
Senior Credit Fund, LLC^^ (7)			$94,342	$94,342	$93,100

Total Investment Funds & Vehicles				94,342	93,100

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^		1.61%(12)	2,279	$2	$2

Total Investments in Affiliated Money Market Fund				2	2

TOTAL INVESTMENTS – 172.93%				$1,277,547	$1,256,682

LIABILITIES IN EXCESS OF OTHER ASSETS – (72.93%)					$(529,971)

NET ASSETS – 100.00%					$726,711

(+)

The terms in the Consolidated Schedule of Investments disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2018.

(++)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.66%, 2.45%, 2.31%, 2.00%, 1.88% and 1.75%, respectively. As of March 31, 2018, P was 4.75%.

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

^^^

As defined in the Investment Company Act of 1940, the Company is deemed to be an “Affiliated Person” of the portfolio company because it owns 5% or more of such portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(2)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. These securities may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration. As of March 31, 2018, the aggregate fair value of these securities is $37,000 or 5.09% of the Company’s net assets.

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

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018 the aggregate fair value of these securities is $108,388 or 8.43% of the Company’s total assets.

(8)	Non-income producing security.
(9)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(10)	Position or portion thereof unsettled as of March 31, 2018.
(11)	The investment is on non-accrual status as of March 31, 2018.
(12)	The rate shown is the annualized seven-day yield as of March 31, 2018.

PIK – Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest(+)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 173.36% #

Corporate Debt (1) – 155.62%

1st Lien/Senior Secured Debt – 56.08%
Artesyn Embedded Technologies, Inc.(2)	Electronic Equipment, Instruments & Components	9.75%	10/15/2020	$20,000	$20,000	$19,600
Continuum Managed Services LLC(3)(4)	IT Services	10.32% (L + 8.75%; 1.00% Floor)	06/08/2023	21,552	20,999	21,013
Continuum Managed Services LLC(3)(4)(5)(6)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2023	1,800	(44)	(45)
Continuum Managed Services LLC(3)(4)(5)(6)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2022	2,220	(54)	(56)
Dade Paper & Bag, LLC(3)(4)	Distributors	8.93% (L + 7.50%; 1.00% Floor)	06/10/2024	11,045	10,836	10,851
Datto, Inc.(3)	IT Services	9.41% (L + 8.00%; 1.00% Floor)	12/07/2022	35,750	35,044	35,035
Datto, Inc.(3)(5)(6)	IT Services	(L + 8.00%; 1.00% Floor)	12/07/2022	2,406	(48)	(48)
Elemica, Inc.(4)	Software	9.57% (L + 8.00%; 1.00% Floor)	07/07/2021	41,863	41,059	41,130
Elemica, Inc.(4)(5)(6)	Software	(L + 8.00%; 1.00% Floor)	07/07/2021	6,000	(111)	(105)
Heligear Acquisition Co.(2)(4)	Aerospace & Defense	10.25%	10/15/2019	17,500	17,365	17,719
Infinity Sales Group(4)	Media	12.20% (L + 10.50%; 1.00% Floor)	11/21/2018	28,277	28,137	27,146
Iracore International Holdings, Inc.^(4)	Energy Equipment & Services	10.63% (L + 9.00%; 1.00% Floor)	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^(4)(7)	Construction & Engineering	9.69% PIK (L + 8.00%)	07/02/2018	9,720	9,624	8,918
Kawa Solar Holdings Limited^(4)(7)(8)	Construction & Engineering		07/02/2018	4,229	1,711	—
Legacy Buyer Corp.(4)	Health Care Providers & Services	9.70% (L + 8.00%; 1.00% Floor)	10/24/2019	24,495	24,276	24,127
Legacy Buyer Corp.(4)(5)(6)	Health Care Providers & Services	(L + 8.00%; 1.00% Floor)	10/24/2019	2,500	(22)	(37)
Lithium Technologies, Inc.(3)	Internet Software & Services	9.39% (L + 8.00%; 1.00% Floor)	10/03/2022	21,100	20,642	20,625
Lithium Technologies, Inc.(3)(5)(6)	Internet Software & Services	(L + 8.00%; 1.00% Floor)	10/03/2022	1,544	(33)	(35)
Madison-Kipp Corporation(4)	Machinery	10.57% (L + 9.00%; 1.00% Floor)	05/26/2020	33,447	33,075	33,280
Netvoyage Corporation(3)(4)	Software	11.07% (L + 9.50%; 1.00% Floor)	03/24/2022	7,849	7,710	7,711
Netvoyage Corporation(3)(4)(5)(6)	Software	(L + 9.50%; 1.00% Floor)	03/24/2022	654	(11)	(11)
SF Home Décor, LLC(3)(4)	Household Products	11.20% (L + 9.50%; 1.00% Floor)	07/13/2022	20,865	20,281	20,239
The Merit Distribution Group, LLC(4)	Distributors	12.95% (L + 11.25%; 0.50% Floor)	04/08/2021	23,875	23,433	23,875
US Med Acquisition, Inc.(4)	Health Care Equipment & Supplies	10.69% (L + 9.00%; 1.00% Floor)	08/13/2021	30,264	29,850	28,448
Vexos, Inc.(4)	Electronic Equipment, Instruments & Components	10.84% (L + 9.50%; 1.00% Floor)	10/09/2019	37,485	37,153	36,173
Xactly Corporation(3)(4)	Internet Software & Services	8.82% (L + 7.25%; 1.00% Floor)	07/29/2022	19,800	19,430	19,404
Xactly Corporation(3)(4)(5)(6)	Internet Software & Services	(L + 7.25%; 1.00% Floor)	07/29/2022	1,697	(31)	(34)
Yasso, Inc.(3)(4)	Food Products	9.44% (L + 7.75%; 1.00% Floor)	03/23/2022	9,032	8,874	8,761

Total 1st Lien/Senior Secured Debt					412,534	407,073

1st Lien/Last-Out Unitranche (9) – 37.75%
Associations, Inc.(4)	Real Estate Management & Development	8.69% (L + 7.00%; 1.00% Floor)	12/23/2019	57,541	57,019	57,253
Avenue Stores, LLC(4)	Specialty Retail	11.50% (P + 7.00%)	09/19/2019	30,000	29,696	29,550
Bolttech Mannings, Inc.^^(4)	Commercial Services & Supplies	9.66% PIK (L + 8.00%; 1.00% Floor)	12/22/2022	8,087	8,087	8,087
Bolttech Mannings, Inc.^^	Commercial Services & Supplies	9.66% PIK (L + 8.00%; 1.00% Floor)	12/22/2022	5,891	5,891	5,891
Bolttech Mannings, Inc.^^(5)	Commercial Services & Supplies	(L + 8.00%; 1.00% Floor)	12/21/2018	1,500	—	—
Intelligent Document Solutions, Inc.(3)(4)	Diversified Financial Services	9.95% (L + 8.25%; 1.00% Floor)	08/31/2022	11,900	11,618	11,722
Mervin Manufacturing, Inc.(4)	Leisure Equipment & Products	8.86% (L + 7.50%; 1.00% Floor)	10/10/2019	11,165	11,066	10,327
myON, LLC(3)(4)	Internet Software & Services	10.07% (L + 8.50%; 1.00% Floor)	02/17/2022	7,100	6,977	6,976
NTS Communications, Inc.^(4)	Diversified Telecommunication Services	10.70% PIK (L + 9.00%; 1.25% Floor)	06/06/2019	58,400	55,818	51,538
Pro-Pet, LLC(4)	Household Products	8.88% (L + 7.25%; 0.75% Floor)	11/21/2019	31,600	31,253	31,284

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 1.77%
CB-HDT Holdings, Inc.^(4)(8)	Aerospace & Defense		1,108,333	$10,185	$12,236
Conergy Asia Holdings, Ltd.^(4)(7)(8)	Construction & Engineering		600,000	600	600
Kawa Solar Holdings Limited^(4)(7)(10)	Construction & Engineering	8.00% PIK	53,968	778	—
NTS Communications, Inc.^(4)(8)	Diversified Telecommunication Services		263	187	—

Total Preferred Stock				11,750	12,836

Common Stock (1) – 3.28%
Bolttech Mannings, Inc.^^(4)(8)	Commercial Services & Supplies		8,000	6,591	6,591
CB-HDT Holdings, Inc.^(4)(8)	Aerospace & Defense		453,383	2,393	3,609
Conergy Asia Holdings, Ltd.^(4)(7)(8)	Construction & Engineering		2,000	4,700	3,832
Continuum Managed Services LLC – Class A(3)(4)(8)	IT Services		733	733	733
Continuum Managed Services LLC – Class B(3)(4)(8)	IT Services		496,698	7	7
Iracore International Holdings, Inc.^(4)(8)	Energy Equipment & Services		28,898	7,003	6,213

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Kawa Solar Holdings Limited^ (4) (7) (8)	Construction & Engineering		1,399,556	$—	$—
myON, LLC(3) (4) (8)	Internet Software & Services		16,087	600	600
National Spine and Pain Centers, LLC(3) (4) (8)	Health Care Providers & Services		600	600	510
NTS Communications, Inc.^ (4) (8)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (8)	Oil, Gas & Consumable Fuels		3,579,988	9,237	1,233
Yasso, Inc.(3) (4) (8)	Food Products		850	850	511

Total Common Stock				32,717	23,839

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.69%
Senior Credit Fund, LLC^^ (7)			$94,342	$94,342	$92,097

Total Investment Funds & Vehicles				94,342	92,097

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 1.59% #
Goldman Sachs Financial Square Government Fund – Institutional Shares		1.21%(11)	11,539,321	$11,539	$11,539

Total Investments in Affiliated Money Market Fund				11,539	11,539

TOTAL INVESTMENTS – 174.95%				$1,289,204	$1,269,852

LIABILITIES IN EXCESS OF OTHER ASSETS – (74.95%)					$(544,022)

NET ASSETS – 100.00%					$725,830

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, BDC Blocker I, LLC, formerly known as My-On BDC Blocker, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2018 and 2017, the Company earned $476 and $1,331, respectively, in prepayment premiums and $833 and $287, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of March 31, 2018, the Company had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2) at amortized cost and at fair value, respectively. As of December 31, 2017, the Company had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,539) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2018 and December 31, 2017, the Company held $6,929 and $11,606, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2018 and 2017, the Company accrued excise taxes of $285 and $365, respectively. As of March 31, 2018, $529 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2018 and 2017, the Company accrued income taxes of $447 and $0, respectively. As of March 31, 2018, $447 of income taxes remained payable.

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

For the three months ended March 31, 2018 and 2017, Management Fees amounted to $4,803 and $4,461, respectively. As of March 31, 2018, $4,803 remained payable.

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

For the three months ended March 31, 2018 and 2017, the Company incurred Incentive Fees based on income of $4,684 and $3,733, respectively. As of March 31, 2018, $4,684 remained payable. For the three months ended March 31, 2018 and 2017, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2018 and 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $227 and $190, respectively. As of March 31, 2018, $152 remained payable.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three months ended March 31, 2018 and 2017, the Company incurred expenses for services provided by the Transfer Agent of $4 and $4, respectively. As of March 31, 2018, $1 remained payable.

Common Stock Repurchase Plan

In February 2016, the Board of Directors authorized the Company to repurchase up to $25,000 of the Company’s common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In February 2017, the Company’s Board of Directors renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2018 and, in February 2018, again renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2019.

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of such purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. As noted above, the Company’s Board of Directors approved the renewal of the Company 10b5-1 Plan. Once the Company enters into the agreement for the Company 10b5-1 Plan, the Company expects the Company 10b5-1 Plan will be in effect through March 18, 2019. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2018 and 2017, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2018 and December 31, 2017, there were $383 and $39, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Affiliates

As of March 31, 2018 and December 31, 2017, Group Inc. owned 16.15% and 16.16%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the three months ended March 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of March 31, 2018	Dividend, Interest and PIK Income	Other Income
Controlled Affiliates
Bolttech Mannings, Inc.	$20,569	$1,773	$–	$–	$(1,228)	$21,114	$373	$–
Senior Credit Fund, LLC(1)	92,097	–	–	–	1,003	93,100	2,800	–
Total Controlled Affiliates	$112,666	$1,773	$–	$–	$(225)	$114,214	$3,173	$–
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$11,539	$39,754	$(51,291)	$–	$–	$2	$7	$–
CB-HDT Holdings, Inc.	19,345	1,557	–	–	(448)	20,454	117	–
Collaborative Imaging Holdco, LLC	–	10,067	–	–	(90)	9,977	2	–
Conergy Asia Holdings, Ltd	4,832	–	–	–	(128)	4,704	10	–
Iracore International Holdings, Ltd	9,602	–	–	–	–	9,602	90	–
Kawa Solar Holdings Limited	8,918	154	–	9	146	9,227	153	–
NTS Communications, Inc.	51,538	1,974	–	–	(430)	53,082	1,957	6
Prairie Provident Resources, Inc.	1,233	–	–	–	(35)	1,198	–	–
Total Non-Controlled Affiliates	$107,007	$53,506	$(51,291)	$9	$(985)	$108,246	$2,336	$6
Total Affiliates	$219,673	$55,279	$(51,291)	$9	$(1,210)	$222,460	$5,509	$6

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2 and $11,539, respectively) consisted of the following:

	March 31, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$426,014	$420,141	$412,534	$407,073
1st Lien/Last-Out Unitranche	243,856	237,736	279,031	273,965
2nd Lien/Senior Secured Debt	462,709	464,464	443,391	444,603
Unsecured Debt	5,457	5,457	3,900	3,900
Preferred Stock	11,750	12,515	11,750	12,836
Common Stock	33,417	23,267	32,717	23,839
Investment Funds & Vehicles(1)	94,342	93,100	94,342	92,097
Total Investments	$1,277,545	$1,256,680	$1,277,665	$1,258,313

(1)	Includes equity investment in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	10.4%	17.9%	10.3%	17.9%
Health Care Providers & Services	8.4	14.6	7.5	13.0
Investment Funds & Vehicles	7.4	12.8	7.3	12.7
Distributors	7.1	12.4	5.1	8.9
Health Care Equipment & Supplies	7.0	12.1	7.1	12.2
Chemicals	5.1	8.8	4.8	8.3
Diversified Telecommunication Services	5.1	8.8	5.9	10.3
Real Estate Management & Development	4.6	7.9	4.5	7.9
IT Services	4.5	7.8	4.5	7.8
Electronic Equipment, Instruments & Components	4.4	7.6	4.4	7.7
Media	3.6	6.2	3.3	5.7
Internet Software & Services	3.4	5.9	3.8	6.5
Professional Services	3.4	6.0	3.5	6.0
Diversified Financial Services	3.1	5.4	3.1	5.4
Aerospace & Defense	3.0	5.2	2.9	5.1
Machinery	2.7	4.6	2.6	4.6
Specialty Retail	2.3	4.0	2.3	4.1
Air Freight & Logistics	2.0	3.4	2.0	3.4
Commercial Services & Supplies	1.7	2.9	1.6	2.8
Internet Catalog & Retail	1.7	3.0	1.7	3.0
Auto Components	1.6	2.7	1.6	2.7
Household Products	1.6	2.8	4.1	7.1
Food Products	1.4	2.5	1.5	2.5
Construction & Engineering	1.1	1.9	1.1	1.9
Road & Rail	1.1	1.9	1.1	1.9
Energy Equipment & Services	0.8	1.3	0.8	1.3
Leisure Equipment & Products	0.8	1.4	0.8	1.4
Containers & Packaging	0.5	0.9	0.7	1.1
Capital Markets	0.1	0.1	0.0	0.0
Oil, Gas & Consumable Fuels	0.1	0.2	0.1	0.2
Total	100.0%	173.0%	100.0%	173.4%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2018	December 31, 2017
United States	98.8%	98.8%
Germany	0.7	0.7
Singapore	0.4	0.4
Canada	0.1	0.1
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company invests together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents are responsible for sourcing the Senior Credit Fund’s investments. Each of the Company and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. On March 2, 2018, the Company and Cal Regents, as the Members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period to September 3, 2018.

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis as of March 31, 2018. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of March 31, 2018, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025. As of March 31, 2018 and December 31, 2017, the SPV I’s outstanding borrowings under the Asset Based Facility were $283,000 and $294,000, respectively.

As of March 31, 2018 and December 31, 2017, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	March 31, 2018		December 31, 2017
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$94,342	$100,000	$94,342
Cal Regents	100,000	94,342	100,000	94,342
Total	$200,000	$188,684	$200,000	$188,684

As of March 31, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $448,799 and $467,071, respectively. As of each of March 31, 2018 and December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of March 31, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $6,563 and $5,840, respectively. In addition, as of March 31, 2018, the Senior Credit Fund had nine portfolio companies with unfunded commitments totaling $17,981, and as of December 31, 2017, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17,138.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Total senior secured debt(1)	$477,444	$496,582
Weighted average current interest rate on senior secured debt(2)	7.4%	7.3%
Number of borrowers in the Senior Credit Fund	32	34
Largest loan to a single borrower(1)	$28,977	$29,041

(1)  At par amount, including fully unfunded commitments.

(2)  Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Senior Credit Fund Portfolio as of March 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87%	L + 6.25%; 1.00% Floor	06/16/2023	$14,925	$14,725	$14,776
A Place For Mom, Inc.(1)	Diversified Consumer Services	5.88%	L + 4.00%; 1.00% Floor	08/10/2024	17,966	17,947	17,943
Ansira Partners, Inc.	Media	8.80%	L + 6.50%; 1.00% Floor	12/20/2022	8,618	8,546	8,554
Ansira Partners, Inc.(2)	Media	8.80%	L + 6.50%; 1.00% Floor	12/20/2022	1,267	690	691
ASC Acquisition Holdings, LLC(3)	Distributors	9.28%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	7,999	7,942
ASC Acquisition Holdings, LLC(2) (3) (4)	Distributors		L + 7.50%; 1.00% Floor	12/15/2021	3,750	(38)	(56)
ATX Networks Corp.	Communications Equipment	9.31% (8.31% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	16,310	16,192	14,679
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.80%	L + 4.50%; 1.00% Floor	09/11/2023	14,774	14,654	14,479
Barbri, Inc.	Media	5.91%	L + 4.25%; 1.00% Floor	12/01/2023	14,000	13,933	13,965
CST Buyer Company	Diversified Consumer Services	7.45%	L + 5.00%; 1.00% Floor	03/01/2023	19,608	19,147	19,216
CST Buyer Company(2) (4)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(41)	(36)
DBRS Limited	Capital Markets	7.23%	L + 5.25%; 1.00% Floor	03/04/2022	11,640	11,568	11,713
DiscoverOrg, LLC(3)	Software	6.38%	L + 4.50%; 1.00% Floor	08/25/2023	7,960	7,923	7,920
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66%	L + 6.00%; 1.00% Floor	08/21/2023	9,080	8,871	8,876
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.62%	L + 6.00%; 1.00% Floor	08/21/2023	2,936	1,078	1,079
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	9.24%	P + 5.00%	08/21/2023	1,175	502	502
GH Holding Company	Real Estate Management & Development	6.48%	L + 4.50%	02/28/2023	15,000	14,926	14,925
GK Holdings, Inc.	IT Services	8.30%	L + 6.00%; 1.00% Floor	01/20/2021	17,415	17,352	15,412
HC Group Holdings III, Inc.	Health Care Providers & Services	6.88%	L + 5.00%; 1.00% Floor	04/07/2022	8,775	8,747	8,874
Hygiena Borrower LLC	Life Sciences Tools & Services	7.05%	L + 4.75%; 1.00% Floor	08/26/2022	15,840	15,708	15,523
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.75%; 1.00% Floor	08/26/2022	1,667	(20)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.78%	L + 5.00%; 1.00% Floor	05/08/2022	13,957	13,879	13,434
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.95%	L + 4.25%; 1.00% Floor	03/10/2021	10,714	10,588	10,795
Liquidnet Holdings, Inc.	Capital Markets	5.63%	L + 3.75%; 1.00% Floor	07/15/2024	9,625	9,537	9,649

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity		Par Amount	Cost	Fair Value
Netsmart Technologies, Inc.	Health Care Technology	6.38%	L + 4.50%; 1.00% Floor	04/19/2023		$18,700	$18,651	$18,886
Output Services Group, Inc.(1)	Diversified Consumer Services	6.56%	L + 4.25%; 1.00% Floor	03/27/2024		4,974	4,949	4,987
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024		1,026	–	3
Pathway Partners Vet Management Company, LLC(3)	Health Care Providers & Services	6.13%	L + 4.25%; 1.00% Floor	10/10/2024		6,945	6,913	6,945

Pathway Partners Vet Management Company, LLC(2) (3)	Health Care Providers & Services	6.13%	L + 4.25%; 1.00% Floor	10/10/2024		3,020	1,863	1,877
Pomeroy Group LLC	IT Services	7.88%	L + 6.00%; 1.00% Floor	11/30/2021		15,719	15,370	15,620
Professional Physical Therapy	Health Care Providers & Services	7.70%	L + 6.00%; 1.00% Floor	12/16/2022		10,369	10,284	9,358
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59%	L + 5.75%; 1.00% Floor	12/04/2023		13,864	13,730	13,846
Radiology Partners Holdings, LLC(2)	Health Care Providers & Services	8.05%	L + 5.75%; 1.00% Floor	12/04/2023		6,106	2,005	2,057
RealD, Inc.	Media	9.29%	L + 7.50%; 1.00% Floor	03/22/2021		16,575	16,461	16,368
SciQuest, Inc.	Internet Software & Services	5.88%	L + 4.00%; 1.00% Floor	12/28/2024		20,000	19,903	20,000
SMS Systems Maintenance Services, Inc.	IT Services	6.88%	L + 5.00%; 1.00% Floor	10/30/2023		14,813	14,749	13,578
Stackpath, LLC	Internet Software & Services	6.79%	L + 5.00%; 1.00% Floor	02/03/2023		16,830	16,687	16,662
Tronair Parent Inc.	Air Freight & Logistics	6.56%	L + 4.75%; 1.00% Floor	09/08/2023		13,790	13,680	13,514
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.30%	L + 5.00%; 1.00% Floor	05/14/2021		12,838	12,740	12,709
VRC Companies, LLC	Commercial Services & Supplies	8.38%	L + 6.50%; 1.00% Floor	03/31/2023		26,854	26,406	26,585
VRC Companies, LLC(2)	Commercial Services & Supplies	8.38%	L + 6.50%; 1.00% Floor	03/31/2022		1,412	546	558
VRC Companies, LLC(2) (4)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2023		711	(8)	(7)

Total 1st Lien/Senior Secured Debt							429,342	424,368

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	7.30%	L + 5.00%; 1.00% Floor	12/31/2021		9,533	9,468	9,510

Total 1st Lien/First-Out Unitranche							9,468	9,510

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	10.39%	L + 8.50%; 1.00% Floor	02/23/2024		10,500	10,356	10,421
GK Holdings, Inc.	IT Services	12.55%	L + 10.25%; 1.00% Floor	01/20/2022		6,000	5,922	4,500

Total 2nd Lien/Senior Secured Debt							16,278	14,921

Total Corporate Debt							455,088	448,799

				Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^				1.61	%(5)	6,563,175	$6,563	$6,563

Total Investments in Affiliated Money Market Fund							6,563	6,563

TOTAL INVESTMENTS							$461,651	$455,362

(+)

The terms in the Consolidated Schedule of Investments disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2018.

(++)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.66%, 2.45%, 2.31%, 2.00%, 1.88% and 1.75%, respectively. As of March 31, 2018, P was 4.75%.

^^^	The investment is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act.
(1)	Position or portion thereof unsettled as of March 31, 2018.
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

(5)	The rate shown is the annualized seven-day yield as of March 31, 2018.

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14,963	$14,754	$14,738
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3,990	3,971	3,985
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8,640	8,564	8,575
Ansira Partners, Inc. (1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1,269	692	693
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10,688	10,599	10,474
ASC Acquisition Holdings, LLC (1) (2) (3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3,750	(37)	(75)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16,426	16,299	16,179
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14,812	14,687	14,535
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14,000	13,931	13,965
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16,363	16,239	16,526
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19,658	19,176	19,265
CST Buyer Company (1) (3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1,800	(43)	(36)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11,670	11,593	11,670
DiscoverOrg, LLC (2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7,980	7,942	7,900
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9,080	8,863	8,853
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2,936	400	396
FWR Holding Corporation (1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,175	119	118
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17,460	17,392	13,628
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8,798	8,768	8,875
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17,721	17,300	17,765
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15,880	15,741	15,562
Hygiena Borrower LLC (1) (3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1,667	(21)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	13,997	13,914	13,183
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10,745	10,608	10,852
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	$9,750	$9,658	$9,774
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15,689	15,568	15,649
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18,747	18,696	18,935
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6,963	6,929	6,963
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3,020	277	291
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15,759	15,390	15,404
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10,395	10,306	10,187
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7,710	7,634	7,710
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2,290	1,389	1,412
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16,639	16,516	16,431
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20,000	19,900	19,900
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10,558	10,477	10,479
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14,850	14,784	12,474
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16,915	16,765	16,746
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13,825	13,710	13,652
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12,870	12,765	12,741
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19,906	19,501	19,657
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3,523	3,452	3,480
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4,200	2,179	2,177
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1,412	1,102	1,112

Total 1st Lien/Senior Secured Debt					448,449	442,767

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9,593	9,524	9,569

Total 1st Lien/First-Out Unitranche					9,524	9,569

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10,500	10,350	10,395

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6,000	5,918	4,340

Total 2nd Lien/Senior Secured Debt					16,268	14,735

Total Corporate Debt					474,241	467,071

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares		1.21%(5)		5,839,827	$5,840	$5,840

Total Investments in Affiliated Money Market Fund					5,840	5,840

TOTAL INVESTMENTS					$480,081	$472,911

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week LIBOR were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Below is selected balance sheet information for the Senior Credit Fund as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018	As of December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$455,362	$472,911
Cash and other assets	39,072	31,826
Total assets	$494,434	$504,737

Debt (1)	$280,591	$291,515
Other liabilities	27,644	29,028
Total liabilities	$308,235	$320,543
Members’ equity	186,199	184,194
Total liabilities and members’ equity	$494,434	$504,737

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,409 and $2,485 as of March 31, 2018 and December 31, 2017, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Selected Statements of Operations Information:
Total investment income	$10,331	$8,426
Expenses
Interest and other debt expense	3,376	3,099
Professional fees	114	179
Administration and custodian fees	97	95
Other expenses	20	33
Total expenses	3,607	3,406
Total net income	6,724	5,020
Net realized gain (loss) on investments	–	77
Net change in unrealized appreciation (depreciation) on investments	881	661
Net increase (decrease) in members’ equity	$7,605	$5,758

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three months ended March 31, 2018 and 2017, the Company did not accrue income based on loan origination and structuring fees.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$391,288	• Discount Rate	10.1% - 17.7% (12.5%)

Collateral analysis:
		• Recovery Rate	100.0%

	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$237,736	• Discount Rate	10.8% - 16.5% (12.7%)

Collateral analysis:
		• Recovery Rate	75.8% - 100.0% (88.5%)

Comparable multiples:
		• EV/EBITDA(5)	2.6x - 13.6x (7.0x)

	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$385,231	• Discount Rate	10.4% - 16.1% (12.3%)

	Unsecured Debt	Discounted cash flows:
	$3,899	• Discount Rate	4.7% - 6.2% (12.0%)
Collateral analysis:
		• Recovery Rate	100.0%

Equity	Preferred Stock	Comparable multiples:
	$12,515	• EV/EBITDA(5)	4.6x - 18.4x (6.8x)

Collateral analysis:
		• Recovery Rate	100.0%

	Common Stock	Comparable multiples:
	$20,769	• EV/Revenue	0.4x - 1.0x (0.6x)

Comparable multiples:
		• EV/EBITDA(5)	3.5x - 15.6x (6.1x)

Collateral analysis:
		• Recovery Rate	78.8%

(1)

Included within Level 3 Assets of $1,085,362 is an amount of $33,924 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and	1st Lien/Senior Secured Debt	Discounted cash flows:
Other Debt Obligations	$331,896	• Discount Rate	9.4% – 17.3% (12.3%)

Collateral analysis:
		• Recovery Rate	91.8%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$268,074	• Discount Rate	10.5% – 15.3% (11.8%)

Comparable multiples:
		• EV/Revenue	0.4x – 0.9x (0.6x)

Comparable multiples:
		• EV/EBITDA(5)	7.0x – 7.0x (7.0x)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$321,986	• Discount Rate	9.9% – 15.6% (11.6%)
	Unsecured Debt	Discounted cash flows:
	$3,500	• Discount Rate	4.3% – 5.7% (12.0%)
Equity	Preferred Stock	Comparable multiples:
	$12,836	• EV/EBITDA(5)	5.1x – 16.6x (6.5x)

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
	Common Stock	Collateral analysis:
	$22,606	• Recovery Rate	100.0%
		Comparable multiples:
		• EV/Revenue	0.6x – 2.7x (0.9x)
		Comparable multiples:
		• EV/EBITDA(5)	5.8x – 15.3x (7.0x)
		Collateral analysis:
		• Recovery Rate	81.9%

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,500	$400,641	$420,141
1st Lien/Last-Out Unitranche	–	–	237,736	237,736
2nd Lien/Senior Secured Debt	–	57,520	406,944	464,464
Unsecured Debt	–	–	5,457	5,457
Preferred Stock	–	–	12,515	12,515
Common Stock	–	1,198	22,069	23,267
Affiliated Money Market Fund	2	–	–	2
Subtotal	$2	$78,218	$1,085,362	$1,163,582
Investments measured at NAV(1)				93,100
Total assets				$1,256,682

(1)	Includes equity investment in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,600	$387,473	$407,073
1st Lien/Last-Out Unitranche	–	–	273,965	273,965
2nd Lien/Senior Secured Debt	–	69,688	374,915	444,603
Unsecured Debt	–	–	3,900	3,900
Preferred Stock	–	–	12,836	12,836
Common Stock	–	1,233	22,606	23,839
Affiliated Money Market Fund	11,539	–	–	11,539
Subtotal	$11,539	$90,521	$1,075,695	$1,177,755
Investments measured at NAV(1)				92,097
Total assets				$1,269,852

(1)	Includes equity investment in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2018
1st Lien/Senior Secured Debt	$387,473	$17,368	$4	$(311)	$(4,342)	$449	$–	$–	$400,641
1st Lien/Last-Out Unitranche	273,965	14,979	–	(1,054)	(51,380)	1,226	–	–	237,736
2nd Lien/Senior Secured Debt	374,915	39,687	–	357	(8,330)	315	–	–	406,944
Unsecured Debt	3,900	1,557	–	–	–	–	–	–	5,457
Preferred Stock	12,836	–	–	(321)	–	–	–	–	12,515
Common Stock	22,606	1,300	1,550	(1,237)	(2,150)	–	–	–	22,069
Total assets	$1,075,695	$74,891	$1,554	$(2,566)	$(66,202)	$1,990	$–	$–	$1,085,362

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2018 totaled $(2,376) consisting of the following: 1st Lien/Senior Secured Debt $(311), 1st Lien/Last-Out Unitranche $(921), 2nd Lien/Senior Secured Debt $414, Unsecured Debt $0, Preferred Stock $(321) and Common Stock $(1,237).

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2018 and 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2018 and December 31, 2017 was $117,404 and $119,959, respectively, based on broker quotes received by the Company.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 237% and 233%, respectively.

The Company’s outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	As of
	March 31, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)	$695,000	$415,000	$280,000	$415,000	$620,000	$431,250	$188,750	$431,250
Convertible Notes(2)	115,000	115,000	–	111,493	115,000	115,000	–	111,276
Total Debt	$810,000	$530,000	$280,000	$526,493	$735,000	$546,250	$188,750	$542,526

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $2,948 and OID net of accretion of $559 as of March 31, 2018, and net of unamortized debt issuance costs of $3,133 and OID net of accretion of $591 as of December 31, 2017.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2018 and the year ended December 31, 2017 was 3.83% and 3.47%, respectively.

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

On February 21, 2018, the Company further amended the Revolving Credit Facility to, among other things:

•	increase aggregate borrowing amount to $695,000 on a committed basis;

•	extend the final maturity date to February 21, 2023; and

•	revise the financial covenants to require that the Company maintain a minimum stockholder’s equity of $500,000 plus 25% of the net proceeds from any sale of the Company’s equity securities.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either LIBOR plus an applicable margin or an applicable margin plus the higher of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 21, 2023.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries that are formed or acquired by the Company in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $500,000, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $11,568 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2018 and December 31, 2017, deferred financing costs were $6,332 and $4,847, respectively.

The summary information of the Revolving Credit Facility for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Borrowing interest expense	$3,671	$2,458
Facility fees	227	241
Amortization of financing costs	314	304
Total	$4,212	$3,003
Weighted average interest rate	3.63%	2.83%
Average outstanding balance	$410,408	$351,847

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of unsecured Convertible Notes, which includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option. The Convertible Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as Trustee. Wells Fargo Bank, National Association and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on an initial conversion rate of 40.8397 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016. The Company will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Convertible Notes generated net proceeds of approximately $110,900. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

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

As of March 31, 2018 and December 31, 2017, the components of the carrying value of the Convertible Notes were as follows:

	March 31, 2018	December 31, 2017
Principal amount of debt	$115,000	$115,000
OID, net of accretion	559	591
Unamortized debt issuance costs	2,948	3,133
Carrying value	$111,493	$111,276
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.61%	4.60%

For the three months ended March 31, 2018 and 2017, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Borrowing interest expense	$1,294	$1,294
Accretion of OID	32	30
Amortization of debt issuance costs	185	185
Total	$1,511	$1,509

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of March 31, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2018			December 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Continuum Managed Services LLC	06/08/2019	$1,800	$(41)	06/08/2019	$1,800	$(45)
Legacy Buyer Corp.	10/24/2019	2,500	(38)	10/24/2019	2,500	(37)
Elemica, Inc.	07/07/2021	6,000	(105)	07/07/2021	6,000	(105)
Netvoyage Corporation	03/24/2022	654	(11)	03/24/2022	654	(11)
Continuum Managed Services LLC	06/08/2022	2,220	(50)	06/08/2022	2,220	(56)
Xactly Corporation	07/29/2022	1,697	(34)	07/29/2022	1,697	(34)
Lithium Technologies, Inc.	10/03/2022	1,544	(31)	10/03/2022	1,544	(35)
Datto, Inc.	12/07/2022	2,406	(48)	12/07/2022	2,406	(48)
Total 1st Lien/Senior Secured Debt		18,821	(358)		18,821	(371)
1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	12/21/2018	1,500	–	12/21/2018	1,500	–
Total 1st Lien/Last-Out Unitranche		1,500	–		1,500	–
2nd Lien/Senior Secured Debt
Pathway Partners Vet Management Company, LLC	10/10/2019	$4,366	$(44)	10/10/2019	$6,111	$(61)
ICP Industrial, Inc.	–	–	–	11/04/2019	3,800	(95)
Total 2nd Lien/Senior Secured Debt		4,366	(44)		9,911	(156)
Total		$24,687	$(402)		$30,232	$(527)

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

Equity Issuances

There were no sales of the Company’s common stock during the three months ended March 31, 2018 and 2017.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2018 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$18,451	$14,565
Denominator for basic and diluted earnings per share - weighted average shares outstanding	40,150,518	36,340,808
Basic and diluted earnings per share	$0.46	$0.40

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2018 and 2017 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Per Share Data:(1)
NAV, beginning of period	$18.09	$18.31
Net investment income (loss)	0.47	0.49
Net realized and unrealized gains (losses)	–	(0.09)
Income tax provision, realized gain	(0.01)	–

Net increase (decrease) in net assets resulting from operations	0.46	0.40

Distributions declared from net investment income(2)	(0.45)	(0.45)

Total increase (decrease) in net assets	0.01	(0.05)

NAV, end of period	$18.10	$18.26

Market price, end of period	$19.13	$24.64
Shares outstanding, end of period	40,154,489	36,342,786
Weighted average shares outstanding	40,150,518	36,340,808
Total return based on NAV(3)	2.49%	1.61%
Total return based on market value(4)	(11.65)%	6.75%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$726,711	$663,600
Ratio of net expenses to average net assets(5)	9.25%	8.61%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	3.44%	3.58%
Ratio of interest and other debt expenses to average net assets(6)	3.20%	2.75%
Ratio of incentive fees to average net assets(6)	2.61%	2.28%
Ratio of total expenses to average net assets(5)	9.25%	8.61%
Ratio of net investment income (loss) to average net assets(5)(7)	10.59%	11.04%
Average debt outstanding	$525,408	$466,847
Average debt per share(8)	$13.09	$12.85
Portfolio turnover	6%	9%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the three months ended March 31, 2018 and 2017, annualized except for certain components of other income.
(8)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On May 1, 2018, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 16, 2018 to holders of record as of June 29, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2018, we originated more than $2.64 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities” and “Item 1. Business — Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2017.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 237% and 233%, respectively. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. See “—Recent Developments.”

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $11.54 million, respectively) consisted of the following:

	As of
	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$426.01	$420.14	33.4%	$412.53	$407.07	32.4%
First Lien/Last-Out Unitranche	243.86	237.74	18.9	279.03	273.96	21.8
Second Lien/Senior Secured Debt	462.71	464.46	37.0	443.39	444.60	35.3
Unsecured Debt	5.46	5.46	0.4	3.90	3.90	0.3
Preferred Stock	11.75	12.51	1.0	11.75	12.84	1.0
Common Stock	33.42	23.27	1.9	32.72	23.84	1.9
Investment Funds & Vehicles	94.34	93.10	7.4	94.34	92.10	7.3

Total Investments	$1,277.55	$1,256.68	100.0%	$1,277.66	$1,258.31	100.0%

As of March 31, 2018 and December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.2%	11.8%	10.9%	11.8%
First Lien/Last-Out Unitranche(2) (3)	12.4%	14.6%	11.7%	13.1%
Second Lien/Senior Secured Debt(2)	11.2%	11.1%	10.5%	10.5%
Unsecured Debt(2)	11.8%	11.8%	11.8%	11.8%
Preferred Stock(4)	0.0%	0.0%	0.0%	0.0%
Common Stock(4)	0.0%	0.0%	0.0%	0.0%
Investment Funds & Vehicles(5)	12.0%	12.0%	12.0%	11.9%
Total Portfolio	11.1%	11.7%	10.6%	11.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

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

As of March 31, 2018 the total portfolio weighted average yield measured at amortized cost and fair value was 11.1% and 11.7%, respectively, which increased from 10.6% and 11.3%, respectively, at December 31, 2017. The increase was primarily due to the increase in London InterBank Offering Rate on our variable rate first and second lien secured debt investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Number of portfolio companies(1)	56	56
Percentage of performing debt bearing a floating rate(2)	96.2%	96.4%
Percentage of performing debt bearing a fixed rate(2)(3)	3.8%	3.6%
Weighted average yield on debt and income producing investments, at amortized cost(4)	11.5%	11.0%
Weighted average yield on debt and income producing investments, at fair value(4)	12.1%	11.6%
Weighted average leverage (net debt/EBITDA)(5)	5.1x	5.3x
Weighted average interest coverage(5)	2.3x	2.3x
Median EBITDA(5)	39.68 million	$40.06 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC – Selected Financial Data.”
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(5)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of March 31, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 11.1% and 11.3%, respectively, of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$-	-%	$31.28	2.5%
Grade 2	1,164.23	92.6	1,135.48	90.2
Grade 3	92.45	7.4	91.55	7.3
Grade 4	-	-	–	–

Total Investments	$1,256.68	100.0%	$1,258.31	100.0%

The decrease in investments with a grade 1 investment performance rating as of March 31, 2018 compared to December 31, 2017 was driven by the repayment of an investment with a fair value of $31.28 million as of December 31, 2017.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,276.77	99.9%	$1,276.88	99.9%
Non-accrual	0.78	0.1	0.78	0.1

Total Investments	$1,277.55	100.0%	$1,277.66	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2018 and 2017 by investment type:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
New investment commitments at cost:
Gross originations	$67.23	$112.56
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$67.23	$112.56
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$17.22	$20.44
First Lien/Last-Out Unitranche	13.01	10.96
Second Lien/Senior Secured Debt	34.14	66.31
Unsecured Debt	1.56	–
Preferred Stock	–	–
Common Stock	1.30	1.45
Investment Funds & Vehicles	–	13.40

Total	$67.23	$112.56

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$4.34	$33.54
First Lien/Last-Out Unitranche	51.38	0.71
Second Lien/Senior Secured Debt	20.84	76.05
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	2.15	–
Investment Funds & Vehicles	–	–

Total	$78.71	$110.30

Net increase (decrease) in portfolio	$(11.48)	$2.26

Number of new portfolio companies with new investment commitments(3)	2	6
Total new investment commitment amount in new portfolio companies(3)	$10.74	$78.81
Average new investment commitment amount in new portfolio companies(3)	$5.37	$13.14
Number of existing portfolio companies with new investment commitments(3)	9	4
Total new investment commitment amount in existing portfolio companies(3)	$56.49	$33.75
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.4	6.4
Percentage of new debt investment commitments at floating interest rates(3)	83.3%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5)	16.7%	–%
Weighted average yield on new debt and income producing investment commitments(2)(3)	12.1%(6)	10.8%(10)
Weighted average yield on new investment commitments(2)(3)	11.9%(7)	10.6%(11)
Weighted average yield on debt and income producing investments sold or paid down	10.1%(8)	12.6%(12)
Weighted average yield on investments sold or paid down	9.8%(9)	12.6%(13)

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
(6)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments as of the reporting date, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual.

(7)

Computed based on (a) the annual actual interest rate on new investment commitments as of the reporting date, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

(8)

Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down as of the reporting date, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual.

(9)

Computed based on (a) the annual actual interest rate on investments sold or paid down as of the reporting date, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments

(10)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(11)

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

(12)

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

(13)

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

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Total investment income	$35.54	$32.19
Net expenses	(16.52)	(13.87)

Net investment income (loss) before taxes	19.02	18.32
Excise tax	(0.28)	(0.37)

Net investment income (loss) after taxes	18.74	17.95
Net realized gain (loss) on investments	1.67	(0.17)
Net unrealized appreciation (depreciation) on investments	(1.51)	(3.22)
Income tax provision, realized gain	(0.45)	–

Net increase in net assets resulting from operations	$18.45	$14.56

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Interest	$30.18	$27.51
Dividend income	2.81	2.47
Payment-in-kind	2.31	1.67
Other income	0.24	0.54

Total investment income	$35.54	$32.19

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $27.51 million for the three months ended March 31, 2017 to $30.18 million for the three months ended March 31, 2018. The increase is primarily driven by the increase in LIBOR on our variable rate first and second lien secured debt investments and the increase in total investments. Included in interest for the three months ended March 31, 2018 and 2017 is $0.48 million and $1.33 million, respectively, in prepayment premiums and $0.83 million and $0.29 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the three months ended March 31, 2018 remained relatively consistent as compared to the three months ended March 31, 2017. Included in dividend income is income earned from the Senior Credit of $2.80 million for the three months ended March 31, 2018 and $2.45 million for the three months ended March 31, 2017.

Payment-in-kind

Payment-in-kind income from investments increased from $1.67 million for the three months ended March 31, 2017 to $2.31 million for the three months ended March 31, 2018 primarily as a result of an increase in the number of investments earning PIK income for the three months ended March 31, 2018.

Other income

Other income for the three months ended March 31, 2018 remained relatively consistent as compared to the three months ended March 31, 2017.

Expenses

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Interest and other debt expenses	$5.72	$4.51
Management fees	4.80	4.46
Incentive fees	4.68	3.73
Professional fees	0.67	0.46
Administration, custodian and transfer agent fees	0.23	0.19
Directors’ fees	0.10	0.17
Other expenses	0.32	0.35

Total Expenses	$16.52	$13.87

Interest and other debt expenses

Interest and other debt expenses increased from $4.51 million for the three months ended March 31, 2017 to $5.72 million for the three months ended March 31, 2018 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 2.83% to 3.63% and the increase in average daily borrowings under the Revolving Credit Facility from $351.85 million to $410.41 million. Included in interest and other debt expenses is the cost of the Convertible Notes of $1.51 million for each of the three months ended March 31, 2018 and 2017.

Management Fees and Incentive Fees

Management Fees remained relatively unchanged from $4.46 million for the three months ended March 31, 2017 to $4.80 million for the three months ended March 31, 2018. Incentive Fees increased from $3.73 million for the three months ended March 31, 2017 to $4.68 million for the three months ended March 31, 2018 as a result of an increase in the Incentive Fee Cap which is primarily due to a decrease in the net capital loss on our portfolio for the period.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended March 31, 2018 remained relatively consistent as compared to the three months ended March 31, 2017.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2018 and 2017 consisted of the following:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
myON, LLC	$1.55	$–
P2 Upstream Acquisition Co.	–	(0.17)
Global Tel*Link Corporation	0.14	–
Other, net	(0.02)	–

Net realized gain (loss)	$1.67	$(0.17)

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.45 million for the three months ended March 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Change in unrealized appreciation	$3.97	$6.87
Change in unrealized depreciation	(5.48)	(10.09)

Net change in unrealized appreciation (depreciation) on investments	$(1.51)	$(3.22)

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and 2017 consisted of the following:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$(0.10)	$1.18
ASC Acquisition Holdings, LLC	0.22	(0.02)
Associations, Inc.	0.08	(0.05)
Avenue Stores, LLC	(0.49)	(0.04)
Bolttech Mannings, Inc.	(1.23)	(1.83)
CB-HDT Holdings, Inc.	(0.45)	0.80
Collaborative Imaging, LLC	(0.09)	–
Conergy Asia & ME Pte. LTD.	0.87	–
Conergy Asia Holdings, Ltd.	(1.00)	–
Continuum Managed Services LLC – Class B	0.23	–
Country Fresh Holdings, LLC	(0.10)	–
Data Driven Delivery Systems, LLC	–	(0.08)
DiscoverOrg, LLC	0.12	(0.03)
Dispensing Dynamics International	–	0.84
DiversiTech Corporation	–	0.10
DuBois Chemicals, Inc.	(0.01)	0.26
Global Tel*Link Corporation	(0.10)	0.65
Heligear Acquisition Co.	(0.23)	(0.03)
Highwinds Capital, Inc.	–	(1.05)
IHS Intermediate Inc.	0.09	–
Infinity Sales Group	0.25	0.22
Intelligent Document Solutions, Inc.	(0.11)	–
Kawa Solar Holdings Limited	0.15	(0.77)
Legacy Buyer Corp.	(0.03)	0.23
Mervin Manufacturing, Inc.	(0.01)	0.10
NTS Communications, Inc.	(0.43)	(2.37)
Odyssey Logistics & Technology Corporation	0.09	–
P2 Upstream Acquisition Co.	0.14	0.67
Prairie Provident Resources, Inc.	(0.03)	(0.52)
Pro-Pet, LLC	(0.03)	0.12
Reddy Ice Corporation	–	0.43
Securus Technologies Holdings, Inc.	–	0.54
Senior Credit Fund, LLC	1.00	0.43
SF Home Décor, LLC	0.18	–
The Merit Distribution Group, LLC	(0.03)	(0.10)
US Med Acquisition, Inc.	(0.55)	(0.03)
Vexos, Inc.	0.15	0.07
Washington Inventory Service	–	(2.98)
Yasso, Inc.	(0.14)	–
Other, net(1)	0.08	0.04

Total	$(1.51)	$(3.22)

(1)

For the three months ended March 31, 2018 and 2017 other, net includes gross unrealized appreciation of $0.40 million and $0.22 million, respectively, and gross unrealized depreciation of $0.32 million and $0.18 million, respectively.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invest together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through SPV I, primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum. On March 2, 2018, we and Cal Regents, as the Members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period to September 3, 2018.

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

Selected Financial Data

As of March 31, 2018 and December 31, 2017, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	March 31, 2018		December 31, 2017
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	(in millions)		(in millions)
Company	$100.00	$94.34	$100.00	$94.34
Cal Regents	100.00	94.34	100.00	94.34

Total	$200.00	$188.68	$200.00	$188.68

As of March 31, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $448.80 million and $467.07 million, respectively. As of each of March 31, 2018 and December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of March 31, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $6.56 million and $5.84 million, respectively. In addition, the Senior Credit Fund had nine portfolio companies with unfunded commitments totaling $17.98 million as of March 31, 2018 and eight portfolio companies with unfunded commitments totaling $17.14 million as of December 31, 2017.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2018 and December 31, 2017:

As of
	March 31, 2018	December 31, 2017
Number of portfolio companies	32	34
Total senior secured debt(1)	$477.44 million	$496.58 million
Largest loan to a single borrower(1)	$28.98 million	$29.04 million
Weighted average current interest rate on senior secured debt(2)	7.4%	7.3%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.6x	4.5x
Weighted average interest coverage(4)	2.6x	2.7x
Median EBITDA(4)	$45.73 million	$45.53 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

Senior Credit Fund Portfolio as of March 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value
					(in millions)

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87%	L + 6.25%; 1.00% Floor	06/16/2023	$14.92	$14.72	$14.78
A Place For Mom, Inc.(1)	Diversified Consumer Services	5.88%	L + 4.00%; 1.00% Floor	08/10/2024	17.97	17.95	17.94
Ansira Partners, Inc.	Media	8.80%	L + 6.50%; 1.00% Floor	12/20/2022	8.62	8.55	8.55
Ansira Partners, Inc.(2)	Media	8.80%	L + 6.50%; 1.00% Floor	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC(3)	Distributors	9.28%	L + 7.50%; 1.00% Floor	12/15/2021	8.06	8.00	7.94
ASC Acquisition Holdings, LLC(2) (3) (4)	Distributors		L + 7.50%; 1.00% Floor	12/15/2021	3.75	(0.04)	(0.06)
ATX Networks Corp.	Communications Equipment	9.31% (8.31% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	16.31	16.19	14.68
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.80%	L + 4.50%; 1.00% Floor	09/11/2023	14.77	14.65	14.48
Barbri, Inc.	Media	5.91%	L + 4.25%; 1.00% Floor	12/01/2023	14.00	13.93	13.96
CST Buyer Company	Diversified Consumer Services	7.45%	L + 5.00%; 1.00% Floor	03/01/2023	19.61	19.15	19.22
CST Buyer Company(2) (4)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	7.23%	L + 5.25%; 1.00% Floor	03/04/2022	11.64	11.57	11.71
DiscoverOrg, LLC(3)	Software	6.38%	L + 4.50%; 1.00% Floor	08/25/2023	7.96	7.92	7.92
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66%	L + 6.00%; 1.00% Floor	08/21/2023	9.08	8.87	8.88
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.62%	L + 6.00%; 1.00% Floor	08/21/2023	2.94	1.08	1.08
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	9.24%	P + 5.00%	08/21/2023	1.17	0.50	0.50
GH Holding Company	Real Estate Management & Development	6.48%	L + 4.50%	02/28/2023	15.00	14.93	14.92
GK Holdings, Inc.	IT Services	8.30%	L + 6.00%; 1.00% Floor	01/20/2021	17.41	17.35	15.41
HC Group Holdings III, Inc.	Health Care Providers & Services	6.88%	L + 5.00%; 1.00% Floor	04/07/2022	8.77	8.75	8.87
Hygiena Borrower LLC	Life Sciences Tools & Services	7.05%	L + 4.75%; 1.00% Floor	08/26/2022	15.84	15.71	15.52
Hygiena Borrower LLC(2) (4)	Life Sciences Tools & Services		L + 4.75%; 1.00% Floor	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.78%	L + 5.00%; 1.00% Floor	05/08/2022	13.96	13.88	13.43
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.95%	L + 4.25%; 1.00% Floor	03/10/2021	10.71	10.59	10.80
Liquidnet Holdings, Inc.	Capital Markets	5.63%	L + 3.75%; 1.00% Floor	07/15/2024	9.63	9.54	9.65
Netsmart Technologies, Inc.	Health Care Technology	6.38%	L + 4.50%; 1.00% Floor	04/19/2023	18.70	18.65	18.89
Output Services Group, Inc.(1)	Diversified Consumer Services	6.56%	L + 4.25%; 1.00% Floor	03/27/2024	4.97	4.95	4.99
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1.03	–	0.00
Pathway Partners Vet Management Company, LLC(3)	Health Care Providers & Services	6.13%	L + 4.25%; 1.00% Floor	10/10/2024	6.95	6.91	6.95
Pathway Partners Vet Management Company, LLC(2) (3)	Health Care Providers & Services	6.13%	L + 4.25%; 1.00% Floor	10/10/2024	3.02	1.86	1.88

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value

Pomeroy Group LLC	IT Services	7.88%	L + 6.00%; 1.00% Floor	11/30/2021	15.72	15.37	15.62
Professional Physical Therapy	Health Care Providers & Services	7.70%	L + 6.00%; 1.00% Floor	12/16/2022	10.37	10.28	9.36
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59%	L + 5.75%; 1.00% Floor	12/04/2023	13.86	13.73	13.85
Radiology Partners Holdings, LLC(2)	Health Care Providers & Services	8.05%	L + 5.75%; 1.00% Floor	12/04/2023	6.11	2.00	2.06
RealD, Inc.	Media	9.29%	L + 7.50%; 1.00% Floor	03/22/2021	16.58	16.46	16.37
SciQuest, Inc.	Internet Software & Services	5.88%	L + 4.00%; 1.00% Floor	12/28/2024	20.00	19.90	20.00
SMS Systems Maintenance Services, Inc.	IT Services	6.88%	L + 5.00%; 1.00% Floor	10/30/2023	14.81	14.75	13.58
Stackpath, LLC	Internet Software & Services	6.79%	L + 5.00%; 1.00% Floor	02/03/2023	16.83	16.69	16.66
Tronair Parent Inc.	Air Freight & Logistics	6.56%	L + 4.75%; 1.00% Floor	09/08/2023	13.79	13.68	13.51
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.30%	L + 5.00%; 1.00% Floor	05/14/2021	12.84	12.74	12.71
VRC Companies, LLC	Commercial Services & Supplies	8.38%	L + 6.50%; 1.00% Floor	03/31/2023	26.85	26.41	26.59
VRC Companies, LLC(2)	Commercial Services & Supplies	8.38%	L + 6.50%; 1.00% Floor	03/31/2022	1.41	0.55	0.56
VRC Companies, LLC(2) (4)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2023	0.71	(0.01)	(0.01)

Total 1st Lien/Senior Secured Debt						429.34	424.37

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	7.30%	L + 5.00%; 1.00% Floor	12/31/2021	9.53	9.47	9.51

Total 1st Lien/First-Out Unitranche						9.47	9.51

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	10.39%	L + 8.50%; 1.00% Floor	02/23/2024	10.50	10.36	10.42
GK Holdings, Inc.	IT Services	12.55%	L + 10.25%; 1.00% Floor	01/20/2022	6.00	5.92	4.50

Total 2nd Lien/Senior Secured Debt						16.28	14.92

Total Corporate Debt						455.09	448.80

(+)

The terms in the Consolidated Schedule of Investments disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2018.

(++)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.66%, 2.45%, 2.31%, 2.00%, 1.88% and 1.75%, respectively. As of March 31, 2018, P was 4.75%.

(1)	Position or portion thereof unsettled as of March 31, 2018.
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

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14.96	$14.75	$14.74
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3.99	3.97	3.99
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8.64	8.56	8.57
Ansira Partners, Inc.(1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10.69	10.60	10.47
ASC Acquisition Holdings, LLC(1)(2)(3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3.75	(0.04)	(0.08)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16.42	16.30	16.18
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14.81	14.69	14.54
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14.00	13.93	13.97
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16.36	16.24	16.53
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19.66	19.18	19.27
CST Buyer Company(1)(3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11.67	11.59	11.67
DiscoverOrg, LLC(2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7.98	7.94	7.90
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9.08	8.86	8.85
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1.18	0.12	0.12
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2.93	0.40	0.40
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17.46	17.39	13.63
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8.80	8.77	8.87
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17.72	17.30	17.77
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15.88	15.74	15.56
Hygiena Borrower LLC(1)(3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	14.00	13.91	13.18
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10.75	10.61	10.85
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9.75	9.66	9.77
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15.69	15.57	15.65
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18.75	18.70	18.94
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6.96	6.93	6.96
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3.02	0.28	0.29
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15.76	15.39	15.40
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10.40	10.31	10.19
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7.71	7.63	7.71
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2.29	1.39	1.41
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16.64	16.52	16.43
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20.00	19.90	19.90
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10.56	10.48	10.48
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14.85	14.78	12.47
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16.91	16.77	16.75
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13.82	13.71	13.65
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12.87	12.76	12.74

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19.91	19.50	19.66
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3.52	3.45	3.48
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4.20	2.18	2.18
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1.41	1.10	1.11

Total 1st Lien/Senior Secured Debt					448.45	442.77

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9.59	9.52	9.57

Total 1st Lien/First-Out Unitranche					9.52	9.57

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC (2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10.50	10.35	10.39
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6.00	5.92	4.34

Total 2nd Lien/Senior Secured Debt					16.27	14.73

Total Corporate Debt					$474.24	$467.07

(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week LIBOR were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Below is certain summarized balance sheet information for the Senior Credit Fund as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$455.36	$472.91
Cash and other assets	39.07	31.83

Total assets	$494.43	$504.74

Debt(1)	$280.59	$291.52
Other liabilities	27.64	29.03

Total liabilities	$308.23	$320.55

Members’ equity	$186.20	$184.19

Total liabilities and members’ equity	$494.43	$504.74

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of March 31, 2018 and December 31, 2017, which were in the amount of $2.41 million and $2.49 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Selected Statement of Operations Information
Total investment income	$10.33	$8.43
Expenses
Interest and other debt expenses	3.38	3.10
Professional fees	0.11	0.18
Administration and custodian fees	0.10	0.10
Other expenses	0.02	0.03

Total expenses	3.61	3.41

Net investment income (loss)	6.72	5.02
Net realized gain (loss) on investments	–	0.08
Net unrealized appreciation (depreciation) on investments	0.88	0.66

Net increase (decrease) in members’ equity	$7.60	$5.76

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis as of March 31, 2018. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of March 31, 2018, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

As of March 31, 2018 and December 31, 2017, the SPV I’s outstanding borrowings under the Asset Based Facility were $283.00 million and $294.00 million, respectively. The summary information of the Asset Based Facility for the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Borrowing interest expense	$2.93	$2.74
Facility fees	0.26	0.17
Amortization of financing costs	0.19	0.19
Total	$3.38	$3.10
Weighted average interest rate	4.16%	3.40%
Average outstanding balance	$285.08	$322.00

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 237% and 233%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2018, we had cash of approximately $6.93 million, a decrease of $4.68 million from December 31, 2017. Cash provided by operating activities for the three months ended March 31, 2018 was approximately $31.01 million, primarily driven by an increase in net assets resulting from operations of $18.45 million, proceeds from sales and principal repayments of $78.71 million and net proceeds from investment in affiliated money market of $11.54 million, offset by purchases of investments of $72.78 million and cash used for other operating activities of $4.91 million. Cash used for financing activities for the three months ended March 31, 2018 was approximately $35.69 million, primarily driven by repayments on debt of $74.75 million, distributions paid of $17.56 million and other financing activities of $1.88 million, offset by borrowings on debt of $58.50 million.

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

Equity Issuances

There were no sales of our common stock during the three months ended March 31, 2018 and 2017.

Common Stock Repurchase Plan

In February 2016, our Board of Directors authorized us to repurchase up to $25.00 million of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In February 2017, our Board of Directors renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2018 and, in February 2018, again renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2019.

In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. As noted above, our Board of Directors approved the renewal of the Company 10b5-1 Plan. Once we enter into the agreement for the Company 10b5-1 Plan, we expect the Company 10b5-1 Plan will be in effect through March 18, 2019. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2018 and 2017 we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2018 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824

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

The following table shows our contractual obligations as of March 31, 2018:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$415.00	$–	$–	$415.00	$–
Convertible Notes	$115.00	$–	$–	$115.00	$–

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

On February 21, 2018, we further amended the Revolving Credit Facility to, among other things:

•	increase aggregate borrowing amount to $695.00 million on a committed basis;

•	extend the final maturity date to February 21, 2023; and

•	revise the financial covenants to require that we maintain a minimum stockholder’s equity of $500.00 million plus 25% of the net proceeds from any sale of our equity securities.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either LIBOR plus an applicable margin or applicable margin plus the higher of the Prime Rate, Federal Funds Rate plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 21, 2023.

The Revolving Credit Facility may be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $500 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of March 31, 2018, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$18.82	$18.82
First Lien/Last-Out Unitranche	1.50	1.50
Second Lien/Senior Secured Debt	4.37	9.91

Total	$24.69	$30.23

RECENT DEVELOPMENTS

On May 1, 2018, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 16, 2018 to holders of record as of June 29, 2018.

On May 1, 2018, the Board of Directors elected Susan B. McGee as a director of the Company effective June 1, 2018. Ms. McGee has also been appointed to serve on the Company’s audit committee, governance and nominating committee, compensation committee, compliance committee and contract review committee. As previously disclosed, in connection with Ms. McGee’s election, Janet Clark resigned from the Board of Directors effective at the conclusion of the meeting held on May 1, 2018.

Historically, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing. The recently passed Small Business Credit Availability Act modified Section 61(a) of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. On May 1, 2018, the Board of Directors of the Company approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act at the Company’s 2018 annual meeting of stockholders to be held on June 15, 2018. If the proposal is approved, beginning immediately upon receipt of stockholder approval, (a) the Company will be required to maintain asset coverage for its senior securities of 150% rather than 200% and (b) the Company and GSAM will reduce the Management Fee from 1.50% (0.375% per quarter) on gross assets to 1.00% (0.25% per quarter) on gross assets (in each case, excluding cash and cash equivalents, but including assets purchased with borrowed amounts). Considerations and risks related to increased leverage include: (a) the potential for magnified gains and losses on amounts invested, (b) increased debt service, (c) the potential for increased Incentive Fees for GSAM and (d) fewer proceeds remaining for distributions for stockholders in the case of a liquidation event. In addition, the Company may not be able to amend, or amend on favorable terms, its Revolving Credit Facility, even if the proposal is approved by stockholders.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018, we had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2017, we had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11.54 million) at amortized cost and at fair value, respectively.

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

As of March 31, 2018 and December 31, 2017, on a fair value basis, approximately 3.8% and 3.6%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.2% and 96.4%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$29.57	$(11.52)	$18.05
Up 200 basis points	19.71	(7.68)	12.03
Up 100 basis points	9.86	(3.84)	6.02
Up 75 basis points	7.39	(2.88)	4.51
Up 50 basis points	4.93	(1.92)	3.01
Up 25 basis points	2.46	(0.96)	1.50
Down 25 basis points	(2.46)	0.96	(1.50)
Down 50 basis points	(4.93)	1.92	(3.01)
Down 75 basis points	(7.39)	2.88	(4.51)
Down 100 basis points	(9.30)	3.84	(5.46)
Down 200 basis points	(10.91)	7.23	(3.68)
Down 300 basis points	(10.92)	7.23	(3.69)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 22, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If a BDC receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase. On May 1, 2018, the Board of Directors of the Company approved the submission of a proposal to stockholders to approve the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act at the Company’s 2018 annual meeting of stockholders to be held on June 15, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act, which modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements (including either stockholder approval or approval of both a majority of the directors who have no financial interest in the matter and a majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC). On May 1, 2018, our Board of Directors approved the submission to stockholders of a proposal to approve the application of the modified asset coverage requirements at the Company’s 2018 annual meeting of stockholders to be held on June 15, 2018. See “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 1, 2018, the Board of Directors elected Susan B. McGee as a director of the Company effective June 1, 2018. Ms. McGee has also been appointed to serve on the Company’s audit committee, governance and nominating committee, compensation committee, compliance committee and contract review committee. As previously disclosed, in connection with Ms. McGee’s election, Janet Clark resigned from the Board of Directors at the conclusion of the meeting held on May 1, 2018. Ms. McGee was not appointed to the Board of Directors pursuant to any arrangement or understanding with any other person. Ms. McGee has no family relationships with any director or executive officer of the Company and there are no transactions in which Ms. McGee has an interest requiring disclosure under Item 404(a) of Regulation S-K promulgated by the SEC. Ms. McGee is an independent director under NYSE standards because she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the Investment Company Act. Ms. McGee will be entitled to receive compensation for her service on the Board consistent with our director compensation program for independent directors.

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

10.2

Fourth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement dated as of January 2, 2018, between Goldman Sachs BDC, Inc. and Regents of University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on January 3, 2018).

10.3

Fifth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement dated as of March 3, 2018, between Goldman Sachs BDC, Inc. and Regents of University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on March 6, 2018).

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

GOLDMAN SACHS BDC, INC.

Date: May 3, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)