Form 10-Q
period 2018-06-30
Goldman Sachs BDC, Inc.
filed 2018-08-02
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 2, 2018 was 40,196,049.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,001,942 and $1,053,226, respectively)	$998,111	$1,050,179
Non-controlled affiliated investments (cost of $140,962 and $109,528, respectively)	124,425	95,468
Controlled affiliated investments (cost of $118,107 and $114,911, respectively)	114,813	112,666
Investments in affiliated money market fund (cost of $2 and $11,539, respectively)	2	11,539
Cash	9,206	11,606
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,948	8,302
Dividend receivable from controlled affiliated investments	2,200	2,400
Other income receivable from controlled affiliated investments	–	1,308
Deferred financing costs	6,039	4,847
Deferred offering costs	501	275
Other assets	129	2

Total assets	$1,263,374	$1,298,592

Liabilities

Debt (net of debt issuance costs of $3,288 and $3,724, respectively)	$504,712	$542,526
Interest and other debt expenses payable	1,842	1,688
Management fees payable	4,479	4,647
Incentive fees payable	4,342	3,180
Distribution payable	18,079	18,059
Directors’ fees payable	98	–
Accrued offering costs	314	289
Accrued expenses and other liabilities	3,022	2,373

Total liabilities	$536,888	$572,762

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,175,405 and 40,130,665 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	40	40
Paid-in capital in excess of par	800,822	799,936
Accumulated net realized gain (loss)	(84,121)	(85,451)
Accumulated undistributed net investment income	34,828	32,078
Net unrealized appreciation (depreciation) on investments	(23,662)	(19,352)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$726,486	$725,830

TOTAL LIABILITIES AND NET ASSETS	$1,263,374	$1,298,592

Net asset value per share	$18.08	$18.09

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$31,228	$30,213	$61,018	$57,179
Other income	737	300	973	835

Total investment income from non-controlled/non-affiliated investments	31,965	30,513	61,991	58,014
From non-controlled affiliated investments:
Payment-in-kind	1,962	1,730	3,903	3,402
Interest income	659	567	1,047	1,122
Dividend income	10	5	17	13
Other income	9	6	15	12

Total investment income from non-controlled affiliated investments	2,640	2,308	4,982	4,549
From controlled affiliated investments:
Payment-in-kind	433	–	806	–
Dividend income	2,200	2,450	5,000	4,900
Other income	–	746	–	746

Total investment income from controlled affiliated investments	2,633	3,196	5,806	5,646

Total investment income	$37,238	$36,017	$72,779	$68,209

Expenses:
Interest and other debt expenses	$6,173	$4,839	$11,896	$9,351
Management fees	4,479	4,351	9,282	8,812
Incentive fees	4,342	1,238	9,026	4,971
Professional fees	1,058	473	1,728	934
Administration, custodian and transfer agent fees	232	195	463	389
Directors’ fees	117	175	218	348
Other expenses	370	285	679	623

Total expenses	$16,771	$11,556	$33,292	$25,428

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$20,467	$24,461	$39,487	$42,781

Excise tax	$304	$368	$589	$733

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$20,163	$24,093	$38,898	$42,048

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$100	$(38,108)	$1,767	$(38,276)
Non-controlled affiliated investments	–	–	9	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(481)	26,002	(784)	25,215
Non-controlled affiliated investments	(1,492)	(6,652)	(2,477)	(9,516)
Controlled affiliated investments	(824)	(750)	(1,049)	(321)

Net realized and unrealized gains (losses)	$(2,697)	$(19,508)	$(2,534)	$(22,898)

Provision for taxes on realized gain on investments	$1	$–	$(446)	$–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,467	$4,585	$35,918	$19,150

Net investment income (loss) per share (basic and diluted)	$0.50	$0.64	$0.97	$1.13
Earnings per share (basic and diluted)	$0.43	$0.12	$0.89	$0.52
Weighted average shares outstanding	40,171,957	37,902,018	40,161,297	37,125,726
Distributions declared per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$38,898	$42,048
Net realized gain (loss) on investments	1,776	(38,276)
Net change in unrealized appreciation (depreciation) on investments	(4,310)	15,378
Provision for taxes on realized gain on investments	(446)	–

Net increase (decrease) in net assets resulting from operations	$35,918	$19,150

Distributions to stockholders from:
Net investment income	$(36,148)	$(34,395)

Total distributions to stockholders	$(36,148)	$(34,395)

Capital transactions:
Issuance of common stock (0 and 3,737,500 shares, respectively)	$–	$80,288
Reinvestment of stockholder distributions (44,740 and 22,326 shares, respectively)	886	518

Net increase (decrease) in net assets resulting from capital transactions	$886	$80,806

TOTAL INCREASE (DECREASE) IN NET ASSETS	$656	$65,561

Net assets at beginning of period	$725,830	$665,137

Net assets at end of period	$726,486	$730,698

Accumulated undistributed net investment income	$34,828	$33,277

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$35,918	$19,150
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(130,713)	(236,190)
Payment-in-kind interest capitalized	(4,596)	(3,400)
Investments in affiliated money market fund, net	11,537	(2,122)
Proceeds from sales of investments and principal repayments	157,509	278,123
Net realized (gain) loss on investments	(1,776)	38,276
Net change in unrealized (appreciation) depreciation on investments	4,310	(15,378)
Amortization of premium and accretion of discount, net	(3,770)	(5,987)
Amortization of deferred financing and debt issuance costs	1,018	984
Amortization of original issue discount on convertible notes	64	61
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	554	547
(Increase) decrease in other income receivable	1,308	1,466
(Increase) decrease in other assets	(127)	(102)
Increase (decrease) in interest and other debt expenses payable	116	506
Increase (decrease) in management fees payable	(168)	(55)
Increase (decrease) in incentive fees payable	1,162	(236)
Increase (decrease) in directors’ fees payable	98	168
Increase (decrease) in accrued expenses and other liabilities	649	(1,043)

Net cash provided by (used for) operating activities	$73,093	$74,768

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$–	$81,571
Offering costs paid	(201)	(706)
Distributions paid	(35,242)	(32,185)
Deferred financing and debt issuance costs paid	(1,800)	(20)
Borrowings on debt	121,000	176,750
Repayments of debt	(159,250)	(267,250)

Net cash provided by (used for) financing activities	$(75,493)	$(41,840)

Net increase (decrease) in cash	(2,400)	32,928
Cash, beginning of period	11,606	4,565

Cash, end of period	$9,206	$37,493

Supplemental and non-cash financing activities
Interest expense paid	$10,465	$7,334
Accrued but unpaid excise tax expense	$834	$696
Accrued but unpaid deferred financing and debt issuance costs	$38	$52
Accrued but unpaid offering costs	$314	$490
Accrued but unpaid distributions	$18,079	$18,041
Reinvestment of stockholder distributions	$886	$518
Exchange of Investments	$1,442	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2018

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 170.32% #

Corporate Debt (1) – 152.23%

1st Lien/Senior Secured Debt – 61.73%
Accuity Delivery Systems, LLC^ (2)	Health Care Providers & Services	9.34%	L + 7.00%; 1.00% Floor	06/13/2023	$10,170	$9,867	$9,865
Artesyn Embedded Technologies, Inc.(3)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	19,200
Businessolver.com, Inc.(2)	Health Care Technology	9.84%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,303	12,298
Businessolver.com, Inc.(2) (4) (5)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	1,569	(31)	(31)
Businessolver.com, Inc.(2) (4) (5)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	1,882	(18)	(19)
Collaborative Imaging, LLC^^^ (2) (6)	Health Care Providers & Services	8.86%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,770	8,678
Continuum Managed Services LLC(2) (6)	IT Services	8.10%	L + 6.00%; 1.00% Floor	06/08/2023	21,443	20,933	20,961
Continuum Managed Services LLC(2) (4) (5) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2023	1,800	(40)	(40)
Continuum Managed Services LLC(2) (4) (5) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(48)	(50)
Dade Paper & Bag, LLC(2) (6)	Distributors	9.59%	L + 7.50%; 1.00% Floor	06/10/2024	10,989	10,794	10,852
Dade Paper & Bag, LLC(2) (6)	Distributors	9.09%	L + 7.00%; 1.00% Floor	06/10/2024	1,402	1,388	1,349
Datto, Inc.(2) (6)	IT Services	10.05%	L + 8.00%; 1.00% Floor	12/07/2022	35,750	35,102	35,124
Datto, Inc.(2) (4) (5) (6)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	2,406	(43)	(42)
Elemica, Inc.(6)	Software	9.09%	L + 7.00%; 1.00% Floor	07/07/2021	41,650	40,949	41,025
Elemica, Inc.(4) (5) (6)	Software		L + 7.00%; 1.00% Floor	07/07/2021	6,000	(96)	(90)
Heligear Acquisition Co.(3) (6)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,400	17,325
Hygiena Borrower LLC	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	2,970	2,926	2,911
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,390	(10)	(28)
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	380	(6)	(8)
Infinity Sales Group(6)	Media	12.84%	L + 10.50%; 1.00% Floor	11/21/2018	28,051	27,990	27,210
Integral Ad Science, Inc.(2) (4)	Media		L + 7.25% (incl. 1.25% PIK); 1.00% Floor	7/19/2024	23,598	—	—
Integral Ad Science, Inc.(2) (4)	Media		L +6.00%; 1.00% Floor	7/19/2023	1,815	—	—
Iracore International Holdings, Inc.^ (6)	Energy Equipment & Services	11.13%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (6) (7) (8)	Construction & Engineering		L + 8.00% PIK	07/02/2018	9,127	9,047	8,411
Kawa Solar Holdings Limited^ (6) (7) (9)	Construction & Engineering			07/02/2018	4,869	2,351	—
Legacy Buyer Corp.(6)	Health Care Providers & Services	10.34%	L + 8.00%; 1.00% Floor	10/24/2019	23,228	23,075	23,228
Legacy Buyer Corp.(4) (5) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(16)	—
Lithium Technologies, Inc.(2) (6)	Internet Software & Services	10.37%	L + 8.00%; 1.00% Floor	10/03/2022	21,100	20,681	20,678
Lithium Technologies, Inc.(2) (4) (5) (6)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	1,544	(30)	(31)
Madison-Kipp Corporation(6)	Machinery	11.10%	L + 9.00%; 1.00% Floor	05/26/2020	30,064	29,793	29,989
Netvoyage Corporation(2) (6)	Software	11.10%	L + 9.00%; 1.00% Floor	03/24/2022	8,644	8,504	8,515
Netvoyage Corporation(2) (4) (5) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(10)	(10)
SF Home Décor, LLC(2) (6)	Household Products	11.84%	L + 9.50%; 1.00% Floor	07/13/2022	20,330	19,810	19,923
SPay, Inc.(2)	Internet Software & Services	7.82%	L + 5.75%; 1.00% Floor	06/17/2024	10,300	10,095	10,094
SPay, Inc.(2) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	5,720	(57)	(57)
SPay, Inc.(2) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	1,140	(23)	(23)
The Merit Distribution Group, LLC(6)	Distributors	13.59%	L + 11.25%; 0.50% Floor	04/08/2021	23,125	22,752	23,125
US Med Acquisition, Inc.(6)	Health Care Equipment & Supplies	11.33%	L + 9.00%; 1.00% Floor	08/13/2021	30,109	29,746	27,775
Vexos, Inc.(6)	Electronic Equipment, Instruments & Components	11.81%	L + 9.50%; 1.00% Floor	10/09/2019	36,860	36,619	35,938
Xactly Corporation(2) (6)	Internet Software & Services	9.35%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,463	22,403

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

Xactly Corporation(2) (4) (5) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	$1,697	$(28)	$(34)
Yasso, Inc.(2) (6)	Food Products	9.84%	L + 7.75%; 1.00% Floor	03/23/2022	8,986	8,844	8,627

Total 1st Lien/Senior Secured Debt						455,135	448,430

1st Lien/Last-Out Unitranche (10) – 28.22%
Associations, Inc.(6)	Real Estate Management & Development	9.33%	L + 7.00%; 1.00% Floor	12/23/2019	57,251	56,854	57,108
Avenue Stores, LLC(6)	Specialty Retail	10.15%	L + 8.00%; 1.00% Floor	09/19/2019	30,000	29,779	29,100
Bolttech Mannings, Inc.^^ (6)	Commercial Services & Supplies	10.33% PIK	L + 8.00%; 1.00% Floor	12/22/2022	17,174	17,174	17,174
Bolttech Mannings, Inc.^^ (4) (6)	Commercial Services & Supplies		L + 8.00%; 1.00% Floor	12/21/2018	1,500	—	—
Intelligent Document Solutions, Inc.(2) (6)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,529	11,513
Mervin Manufacturing, Inc.(6)	Leisure Equipment & Products	9.85%	L + 7.50%; 1.00% Floor	10/10/2019	11,165	11,092	10,495
NTS Communications, Inc.^ (6)	Diversified Telecommunication Services	11.34% PIK	L + 9.00%; 1.25% Floor	06/06/2019	61,657	59,892	56,415
RugsUSA, LLC(2)	Household Products	8.60%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,783	5,782
Smarsh, Inc.(2) (6)	Software	9.98%	L + 7.88%; 1.00% Floor	03/31/2021	17,667	17,430	17,402

Total 1st Lien/Last-Out Unitranche						209,533	204,989

2nd Lien/Senior Secured Debt – 61.48%
American Dental Partners, Inc.(2) (6)	Health Care Providers & Services	10.83%	L + 8.50%; 1.00% Floor	09/25/2023	8,500	8,319	8,330
ASC Acquisition Holdings, LLC(6)	Distributors	15.31%	L + 13.00%; 1.00% Floor	12/15/2022	54,600	53,459	53,508
Country Fresh Holdings, LLC(2) (6)	Food Products	11.11%	L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,233	8,930
DiscoverOrg, LLC(6)	Software	10.60%	L + 8.50%; 1.00% Floor	02/23/2024	59,500	58,470	59,054
DuBois Chemicals, Inc.(2) (6)	Chemicals	10.09%	L + 8.00%; 1.00% Floor	03/15/2025	20,700	20,286	20,493
ERC Finance, LLC(2) (6)	Health Care Providers & Services	10.31%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,384	19,404
Hygiena Borrower LLC	Life Sciences Tools & Services	10.08%	L + 7.75%, 1.00% Floor	08/26/2023	1,860	1,823	1,823
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 7.75%; 1.00% Floor	08/26/2023	680	(7)	(7)
ICP Industrial, Inc.(2) (6)	Chemicals	10.28%	L + 8.25%; 1.00% Floor	05/03/2024	16,600	16,216	16,227
ICP Industrial, Inc.(2) (6)	Chemicals	10.34%	L + 8.25%; 1.00% Floor	05/03/2024	3,800	3,713	3,715
IHS Intermediate Inc.(6)	Health Care Providers & Services	10.61%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,866	9,600
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.06%	L + 7.75%; 1.00% Floor	10/16/2025	5,100	5,076	5,151
Market Track, LLC(2) (6)	Internet Catalog & Retail	10.09%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,597	21,312
MedPlast Holdings, Inc.(6)	Health Care Equipment & Supplies	10.80%	L + 8.75%; 1.00% Floor	06/06/2023	46,500	45,526	46,500
MPI Products LLC(6)	Auto Components	11.36%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,891	19,900
National Spine and Pain Centers, LLC(2) (6)	Health Care Providers & Services	10.34%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,585	18,623
Oasis Outsourcing Holdings, Inc.(2) (6)	Diversified Financial Services	9.34%	L + 7.25%; 1.00% Floor	07/01/2024	22,760	22,455	22,475
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.09%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,320	18,418
P2 Upstream Acquisition Co.	Software	10.37%	L + 8.00%; 1.00% Floor	04/30/2021	4,500	4,479	4,157
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	10.09%	L + 8.00%; 1.00% Floor	10/10/2025	20,000	19,814	19,800
Pathway Partners Vet Management Company, LLC(4)	Health Care Providers & Services	10.09%	L + 8.00%; 1.00% Floor	10/10/2025	643	66	66
SMB Shipping Logistics, LLC(2) (6)	Air Freight & Logistics	10.72%	L + 8.75%; 1.00% Floor	02/03/2025	25,000	24,672	24,687
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.09%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,218	6,263
Young Innovations, Inc.(2) (6)	Health Care Equipment & Supplies	10.08%	L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,867	14,879
Zep Inc.(2)	Chemicals	10.58%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,247	23,324

Total 2nd Lien/Senior Secured Debt						445,575	446,632

Unsecured Debt – 0.80%
CB-HDT Holdings, Inc.^ (6)	Aerospace & Defense	12.00% PIK		12/15/2019	3,707	3,707	3,707
CB-HDT Holdings, Inc.^	Aerospace & Defense	12.00% PIK		03/05/2021	1,618	1,618	1,618
Conergy Asia & ME Pte. LTD.^ (6) (7)	Construction & Engineering	10.00%		09/30/2018	500	500	500

Total Unsecured Debt						5,825	5,825

Total Corporate Debt						1,116,068	1,105,876

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 2.31%
Accuity Delivery Systems, LLC^ (2) (3) (9)	Health Care Providers & Services		97,130	$3,200	$3,200
CB-HDT Holdings, Inc.^ (3) (6) (9)	Aerospace & Defense		1,108,333	10,186	13,610
Conergy Asia Holdings, Ltd.^ (3) (6) (7) (9)	Construction & Engineering		600,000	600	—
Kawa Solar Holdings Limited^ (3) (6) (7) (8)	Construction & Engineering	8.00% PIK	56,149	778	—
NTS Communications, Inc.^ (3) (6) (9)	Diversified Telecommunication Services		263	187	—

Total Preferred Stock				14,951	16,810

Common Stock (1) – 3.07%
Bolttech Mannings, Inc.^^ (3) (6) (9)	Commercial Services & Supplies		8,000	$6,591	$5,299
CB-HDT Holdings, Inc.^ (3) (6) (9)	Aerospace & Defense		453,383	2,393	4,343
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (6) (9)	Health Care Providers & Services		8,464	1,141	1,141
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (6) (7) (9)	Health Care Providers & Services		7,988	159	159
Conergy Asia Holdings, Ltd.^ (3) (6) (7) (9)	Construction & Engineering		2,000	4,700	—
Continuum Managed Services LLC – Class A(2) (3) (6) (9)	IT Services		733	732	805
Continuum Managed Services LLC – Class B(2) (3) (6) (9)	IT Services		496,698	7	239
Elah Holdings, Inc.^ (2) (3) (9)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (3) (6) (9)	Energy Equipment & Services		28,898	7,003	6,213
Kawa Solar Holdings Limited^ (3) (6) (7) (9)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(2) (3) (6) (9)	Health Care Providers & Services		600	600	510
NTS Communications, Inc.^ (3) (6) (9)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (9)	Oil, Gas & Consumable Fuels		3,579,988	9,237	942
Yasso, Inc.(2) (3) (6) (9)	Food Products		850	850	438

Total Common Stock				35,650	22,323

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.71%
Senior Credit Fund, LLC^^ (7)		10/31/2024	$94,342	$94,342	$92,340

Total Investment Funds & Vehicles				94,342	92,340

	Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^	1.82%(11)		2,131	$2	$2

Total Investments in Affiliated Money Market Fund				2	2

TOTAL INVESTMENTS – 170.32%				$1,261,013	$1,237,351

LIABILITIES IN EXCESS OF OTHER ASSETS – (70.32%)					$(510,865)

NET ASSETS – 100.00%					$726,486

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.76%, 2.50%, 2.34%, 2.17%, 2.09% and 1.98%, respectively. As of June 30, 2018, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2018.

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

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

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(3)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $74,716 or 10.28% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC	6/13/2018
Artesyn Embedded Technologies, Inc.	9/26/2013
Bolttech Mannings, Inc.	12/22/2017
CB-HDT Holdings – Common	7/1/2016
CB-HDT Holdings – Preferred	7/1/2016
Collaborative Imaging Holdco, LLC – Class B	3/30/2018
Collaborative Imaging Holdco, LLC – Class C	3/30/2018
Conergy Asia Holdings, Ltd. – Common	7/31/2017
Conergy Asia Holdings, Ltd. – Preferred	8/23/2017
Continuum Managed Services LLC – Class A	6/8/2017
Continuum Managed Services LLC – Class B	6/8/2017
Elah Holdings, Inc.	5/9/2018
Heligear Acquisition Co.	9/30/2014
Iracore International Holdings, Inc.	4/13/2017
Kawa Solar Holdings Limited – Common	8/17/2016
Kawa Solar Holdings Limited – Preferred	10/25/2016
National Spine and Pain Centers, LLC	6/2/2017
NTS Communications – Common	7/22/2016
NTS Communications – Preferred	7/22/2016
Yasso, Inc.	3/23/2017

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
(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2018 the aggregate fair value of these securities is $102,352 or 8.10% of the Company’s total assets.

(8)	The investment is on non-accrual status as of June 30, 2018.
(9)	Non-income producing security.
(10)

In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

(11)	The rate shown is the annualized seven-day yield as of June 30, 2018.

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 1.77%
CB-HDT Holdings, Inc.^ (2) (4)(8)	Aerospace & Defense		1,108,333	$10,185	$12,236
Conergy Asia Holdings, Ltd.^ (2) (4)(7)(8)	Construction & Engineering		600,000	600	600
Kawa Solar Holdings Limited^(2) (4)(7)(10)	Construction & Engineering	8.00% PIK	53,968	778	—
NTS Communications, Inc.^ (2) (4)(8)	Diversified Telecommunication Services		263	187	—

Total Preferred Stock				11,750	12,836

Common Stock (1) – 3.28%
Bolttech Mannings, Inc.^^ (2) (4)(8)	Commercial Services & Supplies		8,000	$6,591	$6,591
CB-HDT Holdings, Inc.^ (2) (4)(8)	Aerospace & Defense		453,383	2,393	3,609
Conergy Asia Holdings, Ltd.^ (2) (4)(7)(8)	Construction & Engineering		2,000	4,700	3,832
Continuum Managed Services LLC – Class A(2) (3)(4)(8)	IT Services		733	733	733
Continuum Managed Services LLC – Class B(2) (3)(4)(8)	IT Services		496,698	7	7
Iracore International Holdings, Inc.^ (2) (4) (8)	Energy Equipment & Services		28,898	7,003	6,213
Kawa Solar Holdings Limited^ (2) (4) (7) (8)	Construction & Engineering		1,399,556	—	—
myON, LLC(2) (3) (4) (8)	Internet Software & Services		16,087	600	600
National Spine and Pain Centers, LLC(2) (3) (4) (8)	Health Care Providers & Services		600	600	510
NTS Communications, Inc.^ (2) (4) (8)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (8)	Oil, Gas & Consumable Fuels		3,579,988	9,237	1,233
Yasso, Inc. (2) (3) (4) (8)	Food Products		850	850	511

Total Common Stock				32,717	23,839

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.69%
Senior Credit Fund, LLC^^ (7)			$94,342	$94,342	$92,097

Total Investment Funds & Vehicles				94,342	92,097

	Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 1.59% #
Goldman Sachs Financial Square Government Fund – Institutional Shares	1.21%(11)		11,539,321	$11,539	$11,539

Total Investments in Affiliated Money Market Fund				11,539	11,539

TOTAL INVESTMENTS – 174.95%				$1,289,204	$1,269,852

LIABILITIES IN EXCESS OF OTHER ASSETS – (74.95%)					$(544,022)

NET ASSETS – 100.00%					$725,830

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2017.

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

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

^^^

The portfolio company is deemed to be an “affiliated person” of the Company because it falls under the definition of “affiliated person” in the Investment Company Act of 1940 with respect to the Company.

(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

(2)

Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $72,761 or 10.02% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Artesyn Embedded Technologies, Inc.	9/26/2013
Bolttech Mannings, Inc.	12/22/2017
CB-HDT Holdings – Common	7/1/2016
CB-HDT Holdings – Preferred	7/1/2016
Conergy Asia Holdings, Ltd. – Common	7/31/2017
Conergy Asia Holdings, Ltd. – Preferred	8/23/2017
Continuum Managed Services LLC – Class A	6/8/2017
Continuum Managed Services LLC – Class B	6/8/2017
Heligear Acquisition Co.	9/30/2014
Iracore International Holdings, Inc.	4/13/2017
Kawa Solar Holdings Limited – Common	8/17/2016
Kawa Solar Holdings Limited – Preferred	10/25/2016
myOn Holdings	2/17/2017
National Spine and Pain Centers, LLC	6/2/2017
NTS Communications – Common	7/22/2016
NTS Communications – Preferred	7/22/2016
Yasso, Inc.	3/23/2017

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
(9)

In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

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

Basis of Presentation

The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC (formerly known as My-On BDC Blocker, LLC) and GSBD Blocker II, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2018, the Company earned $1,390 and $1,866, respectively, in prepayment premiums and $508 and $1,341, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and six months ended June 30, 2017, the Company earned $481 and $1,812, respectively, in prepayment premiums and $3,381 and $3,668, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of June 30, 2018, the Company had two investments on non-accrual status, which represented 0.8% and 0.7% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2) at amortized cost and at fair value, respectively. As of December 31, 2017, the Company had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,539) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2018 and December 31, 2017, the Company held $9,206 and $11,606, respectively, in cash.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2018, the Company accrued excise taxes of $304 and $589, respectively. As of June 30, 2018, $834 of accrued excise taxes remained payable. For the three and six months ended June 30, 2017, the Company accrued excise taxes of $368 and $733, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2018, the Company accrued income taxes of $(1) and $446, respectively. As of June 30, 2018, $446 of income taxes remained payable. For the three and six months ended June 30, 2017, the Company did not accrue any income taxes.

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

Investment Management Agreement

The Company has entered into an investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at (i) an annual rate of 1.50% (0.375% per quarter) (the “Original Rate”) through June 14, 2018 and (ii) an annual rate of 1.00% (0.25% per quarter) (the “New Rate”) thereafter, in each case, of the average value of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter (including any quarter during which both the Original Rate and the New Rate were in effect) will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the three and six months ended June 30, 2018, Management Fees amounted to $4,479 and $9,282, respectively. As of June 30, 2018, $4,479 remained payable. For the three and six months ended June 30, 2017, Management Fees amounted to $4,351 and $8,812, respectively.

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

For the three and six months ended June 30, 2018, the Company incurred Incentive Fees based on income of $4,342 and $9,026, respectively. As of June 30, 2018, $4,342 remained payable. For the three and six months ended June 30, 2017, the Company incurred Incentive Fees based on income of $1,238 and $4,971, respectively. For the three and six months ended June 30, 2018 and 2017, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2018 and 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $228 and $455, respectively. As of June 30, 2018, $227 remained payable. For the three and six months ended June 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $191 and $381, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $4 and $8, respectively. As of June 30, 2018, $2 remained payable. For the three and six months ended June 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $4 and $8, respectively.

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

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of such purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. The Company entered into an agreement to renew the Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with the Company’s recently completed offering of Convertible Notes. See Notes 11 “Subsequent Events”. On June 27, 2018, the Company entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Company 10b5-1 Plan is scheduled to expire on March 18, 2019. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2018, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of June 30, 2018 and December 31, 2017, Group Inc. owned 16.14% and 16.16%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the six months ended June 30, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of June 30, 2018	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Bolttech Mannings, Inc.	$20,569	$3,196	$–	$–	$(1,292)	$22,473	$806
Senior Credit Fund, LLC(1)	92,097	–	–	–	243	92,340	5,000
Total Controlled Affiliates	$112,666	$3,196	$–	$–	$(1,049)	$114,813	$5,806
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$11,539	$79,943	$(91,480)	$–	$–	$2	$17
Accuity Delivery Systems, LLC	–	13,067	–	–	(2)	13,065	51
CB-HDT Holdings, Inc.	19,345	1,826	–	–	2,107	23,278	268
Collaborative Imaging Holdco, LLC	–	10,070	–	–	(92)	9,978	201
Conergy Asia Holdings, Ltd	4,832	100	–	–	(4,432)	500	20
Elah Holdings, Inc.	–	2,234	–	–	–	2,234	–
Iracore International Holdings, Ltd	9,602	–	–	–	–	9,602	184
Kawa Solar Holdings Limited	8,918	154	(100)	9	(570)	8,411	151
NTS Communications, Inc.	51,538	4,074	–	–	803	56,415	4,090
Prairie Provident Resources, Inc.	1,233	–	–	–	(291)	942	–
Total Non-Controlled Affiliates	$107,007	$111,468	$(91,580)	$9	$(2,477)	$124,427	$4,982
Total Affiliates	$219,673	$114,664	$(91,580)	$9	$(3,526)	$239,240	$10,788

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

The Company’s investments in affiliates for the year ended December 31, 2017 were as follows:

	Fair Value as of December 31, 2016	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of December 31, 2017	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Bolttech Mannings, Inc.	$–	$20,569	$–	$–	$–	$20,569	$37
Senior Credit Fund, LLC(1)	78,394	16,750	–	–	(3,047)	92,097	10,958
Total Controlled Affiliates	$78,394	$37,319	$–	$–	$(3,047)	$112,666	$10,995
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$1	$302,380	$(290,842)	$–	$–	$11,539	$27
CB-HDT Holdings, Inc.	18,510	384	–	–	451	19,345	384
Conergy Asia Holdings, Ltd	–	5,700	–	–	(868)	4,832	1
Iracore International Holdings, Ltd	–	10,392	–	–	(790)	9,602	253
Kawa Solar Holdings Limited	15,917	4,161	(5,425)	(2,492)	(3,243)	8,918	1,307
NTS Communications, Inc.	47,498	7,093	–	–	(3,053)	51,538	7,139
Prairie Provident Resources, Inc.	2,178	–	–	–	(945)	1,233	–
Total Non-Controlled Affiliates	$84,104	$330,110	$(296,267)	$(2,492)	$(8,448)	$107,007	$9,111
Total Affiliates	$162,498	$367,429	$(296,267)	$(2,492)	$(11,495)	$219,673	$20,106

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2018 and December 31, 2017, there were $655 and $39, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2 and $11,539, respectively) consisted of the following:

	June 30, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$455,135	$448,430	$412,534	$407,073
1st Lien/Last-Out Unitranche	209,533	204,989	279,031	273,965
2nd Lien/Senior Secured Debt	445,575	446,632	443,391	444,603
Unsecured Debt	5,825	5,825	3,900	3,900
Preferred Stock	14,951	16,810	11,750	12,836
Common Stock	35,650	22,323	32,717	23,839
Investment Funds & Vehicles(1)	94,342	92,340	94,342	92,097
Total Investments	$1,261,011	$1,237,349	$1,277,665	$1,258,313

(1)	Includes equity investment in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	10.5%	17.9%	10.3%	17.9%
Health Care Providers & Services	9.9	16.9	7.5	13.0
Investment Funds & Vehicles	7.5	12.7	7.3	12.7
Health Care Equipment & Supplies	7.2	12.3	7.1	12.2
Distributors	7.2	12.2	5.1	8.9
Chemicals	5.1	8.8	4.8	8.3
Real Estate Management & Development	4.6	7.9	4.5	7.9
IT Services	4.6	7.8	4.5	7.8
Diversified Telecommunication Services	4.6	7.8	5.9	10.3
Electronic Equipment, Instruments & Components	4.5	7.6	4.4	7.7
Internet Software & Services	4.3	7.3	3.8	6.5
Aerospace & Defense	3.3	5.6	2.9	5.1
Diversified Financial Services	3.2	5.4	3.1	5.4
Machinery	2.4	4.1	2.6	4.6
Specialty Retail	2.3	4.0	2.3	4.1
Media	2.2	3.8	3.3	5.7
Household Products	2.1	3.5	4.1	7.1
Air Freight & Logistics	2.0	3.4	2.0	3.4
Commercial Services & Supplies	1.8	3.1	1.6	2.8
Internet Catalog & Retail	1.7	2.9	1.7	3.0
Auto Components	1.6	2.7	1.6	2.7
Road & Rail	1.5	2.5	1.1	1.9
Food Products	1.4	2.5	1.5	2.5
Health Care Technology	1.0	1.7	–	–
Leisure Equipment & Products	0.8	1.4	0.8	1.4
Energy Equipment & Services	0.8	1.3	0.8	1.3
Construction & Engineering	0.7	1.2	1.1	1.9
Containers & Packaging	0.5	0.9	0.7	1.1
Life Sciences Tools & Services	0.4	0.7	–	–
Capital Markets	0.2	0.3	–	–
Oil, Gas & Consumable Fuels	0.1	0.1	0.1	0.2
Professional Services	–	–	3.5	6.0
Total	100.0%	170.3%	100.0%	173.4%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2018	December 31, 2017
United States	99.2%	98.8%
Germany	0.7	0.7
Canada	0.1	0.1
Singapore	–	0.4
Total	100.0%	100.0%

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

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis as of June 30, 2018. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of June 30, 2018, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025. As of June 30, 2018 and December 31, 2017, the SPV I’s outstanding borrowings under the Asset Based Facility were $300,000 and $294,000, respectively.

As of June 30, 2018 and December 31, 2017, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	June 30, 2018		December 31, 2017
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$94,342	$100,000	$94,342
Cal Regents	100,000	94,342	100,000	94,342
Total	$200,000	$188,684	$200,000	$188,684

As of June 30, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $490,491 and $467,071, respectively. As of June 30, 2018, the Senior Credit Fund had one investment on non-accrual status. As of December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of June 30, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $6,212 and $5,840, respectively. In addition, as of June 30, 2018, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $23,814 and as of December 31, 2017, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17,138.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Total senior secured debt(1)	$526,598	$496,582
Weighted average current interest rate on senior secured debt(2)	7.5%	7.3%
Number of borrowers in the Senior Credit Fund	36	34
Largest loan to a single borrower(1)	$28,909	$29,041

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Senior Credit Fund Portfolio as of June 30, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt (+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.58%	L + 6.25%; 1.00% Floor	06/16/2023	$14,888	$14,695	$14,739
A Place For Mom, Inc.	Diversified Consumer Services	5.84%	L + 3.75%; 1.00% Floor	08/10/2024	17,956	17,938	17,933
Ansira Partners, Inc.	Media	7.86%	L + 5.75%; 1.00% Floor	12/20/2022	9,296	9,221	9,249
Ansira Partners, Inc.(1)	Media	7.73%	L + 5.75%; 1.00% Floor	12/20/2022	567	60	62
ASC Acquisition Holdings, LLC(2)	Distributors	9.86%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	8,003	7,942
ASC Acquisition Holdings, LLC(1) (2) (3)	Distributors		L + 7.50%; 1.00% Floor	12/15/2021	3,750	(38)	(56)
ATX Networks Corp.	Communications Equipment	9.33% (8.33% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	16,179	16,071	15,127
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.83%	L + 4.50%; 1.00% Floor	09/11/2023	14,737	14,621	14,442
Barbri, Inc.	Media	6.25%	L + 4.25%; 1.00% Floor	12/01/2023	13,965	13,901	13,948
CST Buyer Company	Diversified Consumer Services	7.45%	L + 5.00%; 1.00% Floor	03/01/2023	18,967	18,540	18,588
CST Buyer Company(1) (3)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(39)	(36)
DBRS Limited	Capital Markets	7.56%	L + 5.25%; 1.00% Floor	03/04/2022	11,610	11,542	11,610
DiscoverOrg, LLC(2)	Software	6.60%	L + 4.50%; 1.00% Floor	08/25/2023	7,940	7,905	7,900
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.14%	L + 6.00%; 1.00% Floor	08/21/2023	9,057	8,856	8,854
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.96%	L + 6.00%; 1.00% Floor	08/21/2023	2,935	1,080	1,078
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.96%	L + 6.00%; 1.00% Floor	08/21/2023	1,175	356	355
GH Holding Company	Real Estate Management & Development	6.59%	L + 4.50%	02/28/2023	14,963	14,892	14,888
GI Revelation Acquisition LLC	Internet Software & Services	7.09%	L + 5.00%	04/16/2025	7,000	6,966	7,041
GK Holdings, Inc.	IT Services	8.33%	L + 6.00%; 1.00% Floor	01/20/2021	17,370	17,312	15,655
GlobalTranz Enterprises, Inc.(4)	Road & Rail		L + 4.25%	06/29/2025	17,650	17,562	17,562
GlobalTranz Enterprises, Inc.(1) (3) (4)	Road & Rail		L + 4.25%	06/29/2025	4,350	(22)	(22)
HC Group Holdings III, Inc.	Health Care Providers & Services	5.84%	L + 3.75%	04/07/2022	8,753	8,726	8,763
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	15,840	15,715	15,523
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,667	(19)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.36%	L + 5.00%; 1.00% Floor	05/08/2022	13,918	13,844	13,674
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.27%	L + 4.25%; 1.00% Floor	03/10/2021	10,324	10,209	10,337
Liquidnet Holdings, Inc.	Capital Markets	5.84%	L + 3.75%; 1.00% Floor	07/15/2024	9,500	9,417	9,524
Netsmart Technologies, Inc.	Health Care Technology	6.57%	L + 4.50%; 1.00% Floor	04/19/2023	18,652	18,605	18,757
Output Services Group, Inc.	Diversified Consumer Services	6.34%	L + 4.25%; 1.00% Floor	03/27/2024	4,962	4,938	4,993
Output Services Group, Inc.(1)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1,026	—	6
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	6.34%	L + 4.25%; 1.00% Floor	10/10/2024	9,654	9,610	9,654
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	6.34%	L + 4.25%; 1.00% Floor	10/10/2024	286	285	286
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.09%	L + 4.00%; 1.00% Floor	06/11/2023	8,463	8,442	8,442
Pharmalogic Holdings Corp.(1) (3)	Health Care Equipment & Supplies		L + 4.00%; 1.00% Floor	06/11/2023	3,537	(9)	(9)
Pomeroy Group LLC	IT Services	8.09%	L + 6.00%; 1.00% Floor	11/30/2021	15,678	15,352	15,580

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

Professional Physical Therapy(5)	Health Care Providers & Services		P + 7.00%	12/16/2022	$10,369	$10,283	$8,606
Radiology Partners Holdings, LLC	Health Care Providers & Services	9.75%	P + 4.75%	12/04/2023	15,893	15,746	15,893
Radiology Partners Holdings, LLC(1) (3)	Health Care Providers & Services		P + 4.75%	12/04/2023	4,041	(38)	—
RealD, Inc.	Media	9.67%	L + 7.50%; 1.00% Floor	03/22/2021	16,448	16,343	16,242
Regulatory DataCorp, Inc.	Diversified Financial Services	6.59%	L + 4.50%; 1.00% Floor	09/21/2022	4,987	4,987	4,888
SciQuest, Inc.	Internet Software & Services	6.10%	L + 4.00%; 1.00% Floor	12/28/2024	19,950	19,856	19,850
SMS Systems Maintenance Services, Inc.	IT Services	7.09%	L + 5.00%; 1.00% Floor	10/30/2023	14,775	14,714	11,623
Stackpath, LLC	Internet Software & Services	7.51%	L + 5.00%; 1.00% Floor	02/03/2023	16,830	16,693	16,662
Tronair Parent Inc.	Air Freight & Logistics	7.11%	L + 4.75%; 1.00% Floor	09/08/2023	13,755	13,650	13,686
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.09%	L + 5.00%; 1.00% Floor	05/14/2021	12,757	12,667	12,630
United Seating and Mobility, LLC	Health Care Equipment & Supplies	6.84%	L + 4.75%; 1.00% Floor	05/10/2019	14,906	14,843	14,832
VRC Companies, LLC	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2023	26,786	26,358	26,518
VRC Companies, LLC(1)	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	830	840
VRC Companies, LLC	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2023	711	703	704

Total 1st Lien/Senior Secured Debt						482,172	475,330

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(2)	Software	10.60%	L + 8.50%; 1.00% Floor	02/23/2024	10,500	10,360	10,421
GK Holdings, Inc.	IT Services	12.58%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,926	4,740

Total 2nd Lien/Senior Secured Debt						16,286	15,161

Total Corporate Debt						498,458	490,491

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares ^^^			1.82%(6)		6,211,804	$6,212	$6,212

Total Investments in Affiliated Money Market Fund						6,212	6,212

TOTAL INVESTMENTS						$504,670	$496,703

^^^

While representing less than 5% of the portfolio company’s outstanding voting securities, the portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940.

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.76%, 2.50%, 2.34%, 2.17%, 2.09% and 1.98%, respectively. As of June 30, 2018, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2018.

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

(4)	Position or portion thereof unsettled as of June 30, 2018.
(5)	The investment is on non-accrual status as of June 30, 2018.
(6)	The rate shown is the annualized seven-day yield as of June 30, 2018.

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14,963	$14,754	$14,738
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3,990	3,971	3,985
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8,640	8,564	8,575
Ansira Partners, Inc. (1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1,269	692	693
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10,688	10,599	10,474
ASC Acquisition Holdings, LLC (1) (2) (3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3,750	(37)	(75)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16,426	16,299	16,179
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14,812	14,687	14,535
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14,000	13,931	13,965
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16,363	16,239	16,526
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19,658	19,176	19,265
CST Buyer Company (1) (3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1,800	(43)	(36)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11,670	11,593	11,670
DiscoverOrg, LLC (2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7,980	7,942	7,900
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9,080	8,863	8,853
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2,936	400	396
FWR Holding Corporation (1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,175	119	118
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17,460	17,392	13,628
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8,798	8,768	8,875
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17,721	17,300	17,765
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15,880	15,741	15,562
Hygiena Borrower LLC (1) (3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1,667	(21)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	13,997	13,914	13,183
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10,745	10,608	10,852
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9,750	9,658	9,774
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15,689	15,568	15,649
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18,747	18,696	18,935
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6,963	6,929	6,963
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3,020	277	291
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15,759	15,390	15,404
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10,395	10,306	10,187
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7,710	7,634	7,710
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2,290	1,389	1,412
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16,639	16,516	16,431
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20,000	19,900	19,900
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10,558	10,477	10,479
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14,850	14,784	12,474
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16,915	16,765	16,746
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13,825	13,710	13,652
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12,870	12,765	12,741
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19,906	19,501	19,657
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3,523	3,452	3,480
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4,200	2,179	2,177
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1,412	1,102	1,112

Total 1st Lien/Senior Secured Debt					448,449	442,767

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9,593	9,524	9,569

Total 1st Lien/First-Out Unitranche					9,524	9,569

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	$10,500	$10,350	$10,395
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6,000	5,918	4,340

Total 2nd Lien/Senior Secured Debt					16,268	14,735

Total Corporate Debt					474,241	467,071

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares		1.21%(5)		5,839,827	$5,840	$5,840

Total Investments in Affiliated Money Market Fund					5,840	5,840

TOTAL INVESTMENTS					$480,081	$472,911

(+)

The schedule above discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2017.

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Below is selected balance sheet information for the Senior Credit Fund as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018	As of December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$496,703	$472,911
Cash and other assets	11,354	31,826
Total assets	$508,057	$504,737

Debt (1)	$297,683	$291,515
Other liabilities	25,693	29,028
Total liabilities	$323,376	$320,543
Members’ equity	184,681	184,194
Total liabilities and members’ equity	$508,057	$504,737

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,317 and $2,485 as of June 30, 2018 and December 31, 2017, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Selected Statements of Operations Information:
Total investment income	$8,839	$10,179	$19,170	$18,605

Expenses
Interest and other debt expense	3,874	3,551	7,250	6,650
Excess loan origination and structuring fees	–	746	–	746
Professional fees	298	130	412	309
Administration and custodian fees	98	101	195	196
Other expenses	9	19	29	52
Total expenses	4,279	4,547	7,886	7,953
Total net income	4,560	5,632	11,284	10,652
Net realized gain (loss) on investments	–	–	–	77
Net change in unrealized appreciation (depreciation) on investments	(1,678)	(2,232)	(797)	(1,571)
Net increase (decrease) in members’ equity	$2,882	$3,400	$10,487	$9,158

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three and six months ended June 30, 2018, the Company did not accrue income based on loan origination and structuring fees. For the three and six months ended June 30, 2017, the Company accrued income based on loan origination and structuring fees of $746 and $746, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2018
Bank Loans, Corporate Debt, and Other	1st Lien/Senior Secured	Discounted cash flows:
Debt Obligations	$394,228	• Discount Rate	9.5% – 20.8% (12.6%)
Collateral analysis:
		• Recovery Rate	92.2%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$199,207	• Discount Rate	11.0% – 16.3% (12.5%)
Collateral analysis:
		• Recovery Rate	70.0% – 100.0% (91.5%)
Comparable multiples:
		• EV/EBITDA(5)	3.2x – 15.7x (6.6x)
	2nd Lien/Senior Secured	Discounted cash flows:
	$367,637	• Discount Rate	10.5% – 16.6% (12.4%)
	Unsecured Debt	Discounted cash flows:
	$5,825	• Discount Rate	12.0% – 12.0% (12.0%)
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$13,610	• EV/EBITDA(5)	4.2x – 18.7x (6.8x)
	Common Stock	Discounted cash flows:
	$19,147	• Discount Rate	15.6% – 20.6% (16.2%)
Comparable multiples:
		• EV/Revenue	0.5x – 1.1x (0.7x)
Comparable multiples:
		• EV/EBITDA(5)	3.7x – 11.1x (6.0x)

(1)

Included within Level 3 Assets of $1,094,511 is an amount of $94,857 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$22,075	$426,355	$448,430
1st Lien/Last-Out Unitranche	–	–	204,989	204,989
2nd Lien/Senior Secured Debt	–	27,481	419,151	446,632
Unsecured Debt	–	–	5,825	5,825
Preferred Stock	–	–	16,810	16,810
Common Stock	–	942	21,381	22,323
Affiliated Money Market Fund	2	–	–	2
Subtotal	$2	$50,498	$1,094,511	$1,145,011
Investments measured at NAV(1)				92,340
Total assets				$1,237,351

(1)	Includes equity investment in the Senior Credit Fund.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,600	$387,473	$407,073
1st Lien/Last-Out Unitranche	–	–	273,965	273,965
2nd Lien/Senior Secured Debt	–	69,688	374,915	444,603
Unsecured Debt	–	–	3,900	3,900
Preferred Stock	–	–	12,836	12,836
Common Stock	–	1,233	22,606	23,839
Affiliated Money Market Fund	11,539	–	–	11,539
Subtotal	$11,539	$90,521	$1,075,695	$1,177,755
Investments measured at NAV(1)				92,097
Total assets				$1,269,852

(1)	Includes equity investment in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2018
1st Lien/Senior Secured Debt	$387,473	$48,819	$4	$(810)	$(10,074)	$943	$–	$–	$426,355
1st Lien/Last-Out Unitranche	273,965	23,976	–	522	(95,382)	1,908	–	–	204,989
2nd Lien/Senior Secured Debt	374,915	51,073	–	260	(26,490)	848	18,545	–	419,151
Unsecured Debt	3,900	1,925	–	–	–	–	–	–	5,825
Preferred Stock	12,836	3,200	–	774	–	–	–	–	16,810
Common Stock	22,606	3,533	1,550	(4,158)	(2,150)	–	–	–	21,381
Total assets	$1,075,695	$132,526	$1,554	$(3,412)	$(134,096)	$3,699	$18,545	$–	$1,094,511

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2018 totaled $(3,514) consisting of the following: 1st Lien/Senior Secured Debt $(810), 1st Lien/Last-Out Unitranche $378, 2nd Lien/Senior Secured Debt $302, Unsecured Debt $0, Preferred Stock $774 and Common Stock $(4,158).

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the six months ended June 30, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2018 and December 31, 2017 was $114,425 and $119,959, respectively, based on broker quotes received by the Company.

6.	DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregate borrowings outstanding was 243% and 233%, respectively.

The Company’s outstanding debt as of June 30, 2018 and December 31, 2017 was as follows:

	As of
	June 30, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)	$695,000	$393,000	$302,000	$393,000	$620,000	$431,250	$188,750	$431,250
Convertible Notes(2)	115,000	115,000	–	111,712	115,000	115,000	–	111,276
Total Debt	$810,000	$508,000	$302,000	$504,712	$735,000	$546,250	$188,750	$542,526

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $2,761 and OID net of accretion of $527 as of June 30, 2018, and net of unamortized debt issuance costs of $3,133 and OID net of accretion of $591 as of December 31, 2017.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2018 and the year ended December 31, 2017 was 3.97% and 3.47%, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016 and February 21, 2018.

The aggregate committed borrowing amount under the Revolving Credit Facility is $695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000,000.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus a margin of either 1.75% or 2.00%, subject to borrowing base conditions or (ii) an alternative base rate, which is the higher of the Prime Rate, Federal Funds Rate plus 0.50% or overnight LIBOR plus 1.00%, plus either 0.75% or 1.00%, subject to borrowing base conditions. The Company may elect either the LIBOR or an alternative base rate at the time of borrowing, and borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 21, 2023.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries that are formed or acquired by the Company in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $500,097, subject to increase pending certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $11,606 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2018 and December 31, 2017, deferred financing costs were $6,039 and $4,847, respectively.

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Borrowing interest expense	$4,058	$2,793	$7,729	$5,251
Facility fees	272	226	499	467
Amortization of financing costs	$330	$308	$644	$612
Total	$4,660	$3,327	$8,872	$6,330
Weighted average interest rate	3.99%	3.06%	3.81%	2.95%
Average outstanding balance	$408,341	$366,310	$409,369	$359,119

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

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

As of June 30, 2018 and December 31, 2017, the components of the carrying value of the Convertible Notes were as follows:

	June 30, 2018	December 31, 2017
Principal amount of debt	$115,000	$115,000
OID, net of accretion	527	591
Unamortized debt issuance costs	2,761	3,133
Carrying value	$111,712	$111,276
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.61%	4.60%

For the three and six months ended June 30, 2018 and 2017, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Borrowing interest expense	$1,294	$1,294	$2,588	$2,588
Accretion of OID	32	31	64	61
Amortization of debt issuance costs	187	187	372	372
Total	$1,513	$1,512	$3,024	$3,021

7.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of June 30, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2018			December 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Integral Ad Science, Inc.	09/07/2018	$1,779	$–	–	$–	$–
Integral Ad Science, Inc.	09/07/2018	23,126	–	–	–	–
Continuum Managed Services LLC	06/08/2019	1,800	(40)	06/08/2019	1,800	(45)
Legacy Buyer Corp.	10/24/2019	2,500	–	10/24/2019	2,500	(37)
Businessolver.com, Inc.	05/15/2020	1,882	(19)	–	–	–
SPay, Inc.	06/15/2020	5,720	(57)	–	–	–
Hygiena Borrower LLC	06/29/2020	1,390	(28)	–	–	–
Elemica, Inc.	07/07/2021	6,000	(90)	07/07/2021	6,000	(105)
Netvoyage Corporation	03/24/2022	654	(10)	03/24/2022	654	(11)
Continuum Managed Services LLC	06/08/2022	2,220	(50)	06/08/2022	2,220	(56)
Xactly Corporation	07/29/2022	1,697	(34)	07/29/2022	1,697	(34)
Hygiena Borrower LLC	08/26/2022	380	(8)	–	–	–
Lithium Technologies, Inc.	10/03/2022	1,544	(31)	10/03/2022	1,544	(35)
Datto, Inc.	12/07/2022	2,406	(42)	12/07/2022	2,406	(48)
Businessolver.com, Inc.	05/15/2023	1,569	(31)	–	–	–
SPay, Inc.	06/15/2024	1,140	(23)	–	–	–
Total 1st Lien/Senior Secured Debt		55,807	(463)		18,821	(371)
1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	12/21/2018	1,500	–	12/21/2018	1,500	–
Total 1st Lien/Last-Out Unitranche		1,500	–		1,500	–
2nd Lien/Senior Secured Debt
Pathway Partners Vet Management Company, LLC	05/25/2020	$570	$(6)	–	$–	$–
Hygiena Borrower, LLC	06/29/2020	680	(7)	–	–	–
Pathway Partners Vet Management Company, LLC	–	–	–	10/10/2019	6,111	(61)
ICP Industrial, Inc.	–	–	–	11/04/2019	3,800	(95)
Total 2nd Lien/Senior Secured Debt		1,250	(13)		9,911	(156)
Total		$58,557	$(476)		$30,232	$(527)
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

There were no sales of the Company’s common stock during the six months ended June 30, 2018.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2018 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Numerator for basic and diluted earnings per share – increase in net assets resulting from operations	$17,467	$4,585	$35,918	$19,150
Denominator for basic and diluted earnings per share – weighted average shares outstanding	40,171,957	37,902,018	40,161,297	37,125,726
Basic and diluted earnings per share	$0.43	$0.12	$0.89	$0.52

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2018 was less than the conversion price for the Convertible Notes outstanding as of June 30, 2018. Therefore, for the three and six months ended June 30, 2018, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the three and six months ended June 30, 2017, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Per Share Data:(1)
NAV, beginning of period	$18.09	$18.31
Net investment income (loss)	0.97	1.13
Net realized and unrealized gains (losses)	(0.07)	(0.63)
Income tax provision, realized gain	(0.01)	–

Net increase (decrease) in net assets resulting from operations	0.89	0.50

Issuance of common stock, net of underwriting and offering costs	–	0.32
Distributions declared from net investment income(2)	(0.90)	(0.90)

Total increase (decrease) in net assets	(0.01)	(0.08)

NAV, end of period	$18.08	$18.23

Market price, end of period	$20.48	$22.52
Shares outstanding, end of period	40,175,405	40,091,488
Weighted average shares outstanding	40,161,297	37,125,726
Total return based on NAV(3)	4.63%	3.56%
Total return based on market value(4)	(3.33)%	(0.41)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$726,486	$730,698
Ratio of net expenses to average net assets(5)	9.26%	7.74%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	3.45%	3.48%
Ratio of interest and other debt expenses to average net assets(6)	3.30%	2.78%
Ratio of incentive fees to average net assets(6)	2.51%	1.48%
Ratio of total expenses to average net assets(5)	9.26%	7.74%
Ratio of net investment income (loss) to average net assets(5)(7)	10.93%	12.45%
Average debt outstanding	$524,369	$474,119
Average debt per share(8)	$13.06	$12.77
Portfolio turnover	11%	21%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the six months ended June 30, 2018 and 2017, annualized except for certain components of other income.
(8)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 2, 2018, the Company closed an offering of $40,000 aggregate principal amount of 4.50% Convertible Notes due 2022 (the “Additional Convertible Notes”). The Additional Convertible Notes have identical terms, are fungible with and are part of a single series with the outstanding $115,000 aggregate principal amount of the Company’s 4.50% Convertible Notes due 2022 issued in October 2016 in a private offering (the “Existing Convertible Notes” and, together with the Additional Convertible Notes, the “Convertible Notes”). In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 40.8397 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of the Company’s common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The Company will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Additional Convertible Notes generated net proceeds of approximately $38,569. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

On July 31, 2018, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 15, 2018 to holders of record as of September 28, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2018, we originated more than $2.73 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with $5 million and $125 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We operate in a highly competitive market for investment opportunities” and “Item 1. Business – Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2017.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including those relating to:

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 243% and 233%, respectively.

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $11.54 million, respectively) consisted of the following:

	As of
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$455.13	$448.43	36.2%	$412.53	$407.07	32.4%
First Lien/Last-Out Unitranche	209.53	204.99	16.6	279.03	273.96	21.8
Second Lien/Senior Secured Debt	445.58	446.63	36.1	443.39	444.60	35.3
Unsecured Debt	5.83	5.83	0.5	3.90	3.90	0.3
Preferred Stock	14.95	16.81	1.3	11.75	12.84	1.0
Common Stock	35.65	22.32	1.8	32.72	23.84	1.9
Investment Funds & Vehicles	94.34	92.34	7.5	94.34	92.10	7.3

Total Investments	$1,261.01	$1,237.35	100.0%	$1,277.66	$1,258.31	100.0%

As of June 30, 2018 and December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.7%	11.6%	10.9%	11.8%
First Lien/Last-Out Unitranche(2) (3)	12.7%	15.0%	11.7%	13.1%
Second Lien/Senior Secured Debt(2)	11.5%	11.4%	10.5%	10.5%
Unsecured Debt(2)	11.8%	11.8%	11.8%	11.8%
Preferred Stock(4)	–%	–%	–%	–%
Common Stock(4)	–%	–%	–%	–%
Investment Funds & Vehicles(5)	10.9%	11.0%	12.0%	11.9%
Total Portfolio	10.9%	11.7%	10.6%	11.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of June 30, 2018 the total portfolio weighted average yield measured at amortized cost and fair value was 10.9% and 11.7% respectively, which increased from 10.6% and 11.3%, respectively, at December 31, 2017. Within First Lien /Last-Out Unitranche and Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by an increase in LIBOR on our variable rate secured debt investments. Within Investment Funds & Vehicles, the decrease in weighted average yield at amortized cost and fair value was due to lower dividend income and loan origination and structuring fees earned from our investment in Senior Credit Fund.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Number of portfolio companies(1)	59	56
Percentage of performing debt bearing a floating rate(2)	96.1%	96.4%
Percentage of performing debt bearing a fixed rate(2)(3)	3.9%	3.6%
Weighted average yield on debt and income producing investments, at amortized cost(4)	11.5%	11.0%
Weighted average yield on debt and income producing investments, at fair value(4)	12.1%	11.6%
Weighted average leverage (net debt/EBITDA)(5)	5.2x	5.3x
Weighted average interest coverage(5)	2.2x	2.3x
Median EBITDA(5)	$36.65 million	$40.06 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC – Selected Financial Data.”
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(5)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 10.5% and 11.3%, respectively, of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$76.49	6.2%	$31.28	2.5%
Grade 2	1,056.82	85.4	1,135.48	90.2
Grade 3	95.63	7.7	91.55	7.3
Grade 4	8.41	0.7	–	–

Total Investments	$1,237.35	100.0%	$1,258.31	100.0%

The increase in investments with a grade 1 investment performance rating as of June 30, 2018 compared to December 31, 2017 was driven by investments with an aggregate fair value of $76.49 million being upgraded due to a potential exit, partially offset by the repayment of an investment with a fair value of $31.28 million as of December 31, 2017. The increase in investments with a grade 4 investment performance rating as of June 30, 2018 compared to December 31, 2017 was driven by an investment with a fair value of $8.41 million being placed on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,251.19	99.2%	$1,276.88	99.9%
Non-accrual	9.82	0.8	0.78	0.1

Total Investments	$1,261.01	100.0%	$1,277.66	100.0%

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

The following table shows our investment activity for the three months ended June 30, 2018 and 2017 by investment type:

	For the Three Months Ended
	June 30, 2018	June 30, 2017
	(in millions)
New investment commitments at cost:
Gross originations	$92.61	$123.98
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$92.61	$123.98
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$72.02	$53.49
First Lien/Last-Out Unitranche	6.78	17.49
Second Lien/Senior Secured Debt	8.27	48.31
Unsecured Debt	0.10	–
Preferred Stock	3.20	–
Common Stock	2.24	1.34
Investment Funds & Vehicles	–	3.35

Total	$92.61	$123.98

	For the Three Months Ended
	June 30, 2018	June 30, 2017
	(in millions)
Proceeds from investments sold or repaid(14):
First Lien/Senior Secured Debt	$6.44	$81.62
First Lien/Last-Out Unitranche	44.00	26.22
Second Lien/Senior Secured Debt	29.16	52.59
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$79.60	$160.43

Net increase (decrease) in portfolio	$13.01	$(36.45)

Number of new portfolio companies with new investment commitments(3)	7	6
Total new investment commitment amount in new portfolio companies(3)	$85.73	$118.35
Average new investment commitment amount in new portfolio companies(3)	$12.25	$19.73
Number of existing portfolio companies with new investment commitments(3)	4	3
Total new investment commitment amount in existing portfolio companies(3)	$6.87	$5.63
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5	6.3
Percentage of new debt investment commitments at floating interest rates(3)	94.7%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5)	5.3%	–%
Weighted average yield on new debt and income producing investment commitments(2)(3)	9.5%(6)	10.1%(10)
Weighted average yield on new investment commitments(2)(3)	8.9%(7)	9.9%(11)
Weighted average yield on debt and income producing investments sold or paid down(14)	11.6%(8)	9.1%(12)
Weighted average yield on investments sold or paid down(14)	11.6%(9)	9.1%(13)

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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

(8)

Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual.

(9)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments

(10)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

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

(14)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Total investment income	$37.24	$36.02	$72.78	$68.21
Net expenses	(16.77)	(11.56)	(33.29)	(25.43)

Net investment income (loss) before taxes	20.47	24.46	39.49	42.78
Excise tax expense	(0.31)	(0.37)	(0.59)	(0.73)

Net investment income (loss) after taxes	20.16	24.09	38.90	42.05
Net realized gain (loss) on investments	0.10	(38.11)	1.78	(38.28)
Net unrealized appreciation (depreciation) on investments	(2.79)	18.60	(4.31)	15.38
Income tax provision, realized gain	–	–	(0.45)	–

Net increase in net assets resulting from operations	$17.47	$4.58	$35.92	$19.15

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Interest	$31.89	$30.78	$62.06	$58.31
Dividend income	2.21	2.46	5.02	4.91
Payment-in-kind	2.39	1.73	4.71	3.40
Other income	0.75	1.05	0.99	1.59

Total investment income	$37.24	$36.02	$72.78	$68.21

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $30.78 million for the three months ended June 30, 2017 to $31.89 million for the three months ended June 30, 2018. The increase is primarily driven by the increase in LIBOR on our variable rate first and second lien secured debt investments and the increase in total investments. Included in interest for the three months ended June 30, 2018 and 2017 is $1.39 million and $0.48 million, respectively, in prepayment premiums and $0.51 million and $3.38 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $58.31 million for the six months ended June 30, 2017 to $62.06 million for the six months ended June 30, 2018. The increase is primarily driven by the increase in LIBOR on our variable rate first and second lien secured debt investments and the increase in total investments. Included in interest for the six months ended June 30, 2018 and 2017 is $1.87 million and $1.81 million, respectively, in prepayment premiums, $1.34 million and $3.67 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the three months ended June 30, 2018 remained relatively consistent as compared to the three months ended June 30, 2017. Included in dividend income is income earned from the Senior Credit Fund of $2.20 million for the three months ended June 30, 2018 and $2.45 million for the three months ended June 30, 2017.

Dividend income for the six months ended June 30, 2018 remained relatively consistent as compared to the six months ended June 30, 2017. Included in dividend income is income earned from the Senior Credit Fund of $5.00 million for the six months ended June 30, 2018 and $4.90 million for the six months ended June 30, 2017.

Payment-in-kind

Payment-in-kind income from investments increased from $1.73 million for the three months ended June 30, 2017 to $2.39 million for the three months ended June 30, 2018 primarily as a result of an increase in the number of investments earning PIK income for the three months ended June 30, 2018.

Payment-in-kind income from investments increased from $3.40 million for the six months ended June 30, 2017 to $4.71 million for the six months ended June 30, 2018 primarily as a result of an increase in the number of investments earning PIK income for the six months ended June 30, 2018.

Other income

Other income decreased from $1.05 million for the three months ended June 30, 2017 to $0.75 million for the three months ended June 30, 2018 primarily as a result of the decrease in loan origination fee income earned from the Senior Credit Fund.

Other income decreased from $1.59 million for the six months ended June 30, 2017 to $0.99 million for the six months ended June 30, 2018 primarily as a result of the decrease in loan origination fee income earned from the Senior Credit Fund.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Interest and other debt expenses	$6.17	$4.84	$11.90	$9.35
Management fees	4.48	4.35	9.28	8.81
Incentive fees	4.34	1.24	9.02	4.97
Professional fees	1.06	0.47	1.73	0.93
Administration, custodian and transfer agent fees	0.23	0.20	0.46	0.39
Directors’ fees	0.12	0.17	0.22	0.35
Other expenses	0.37	0.29	0.68	0.63

Total Expenses	$16.77	$11.56	$33.29	$25.43

Interest and other debt expenses

Interest and other debt expenses increased from $4.84 million for the three months ended June 30, 2017 to $6.17 million for the three months ended June 30, 2018 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 3.06% to 3.99% and the increase in average daily borrowings under the Revolving Credit Facility from $366.31 million to $408.34 million. Included in interest and other debt expenses is the cost of the Convertible Notes of $1.51 million for each of the three months ended June 30, 2018 and 2017.

Interest and other debt expenses increased from $9.35 million for the six months ended June 30, 2017 to $11.90 million for the six months ended June 30, 2018 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 2.95% to 3.81% and the increase in average daily borrowings under the Revolving Credit Facility from $359.12 million to $409.37 million. Included in interest and other debt expenses is the cost of the Convertible Notes of $3.02 million for each of the six months ended Juned 30, 2018 and 2017.

Management Fees and Incentive Fees

Management Fees increased from $4.35 million for the three months ended June 30, 2017 to $4.48 million for the three months ended June 30, 2018 as a result of an increase in gross assets, excluding cash or cash equivalents, partially offset by the reduction in Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018. Incentive Fees increased from $1.24 million for the three months ended June 30, 2017 to $4.34 million for the three months ended June 30, 2018 as a result of an increase in the Incentive Fee Cap, which was primarily due to a decrease in the net capital loss on our portfolio for the period.

Management Fees increased from $8.81 million for the six months ended June 30, 2017 to $9.28 million for the six months ended June 30, 2018 as a result of an increase in gross assets, excluding cash or cash equivalents, partially offset by the reduction in Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018. Incentive Fees increased from $4.97 million for the six months ended June 30, 2017 to $9.02 million for the six months ended June 30, 2018 as a result of an increase in the Incentive Fee Cap, which was primarily due to a decrease in net capital losses on our investments.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses increased from $1.13 million for the three months ended June 30, 2017 to $1.78 million for the three months ended June 30, 2018 primarily due to an increase in legal fees.

Professional fees and other general administrative expenses increased from $2.30 million for the six months ended June 30, 2017 to $3.09 million for the six months ended June 30, 2018 primarily due to an increase in legal fees.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Global Tel*Link Corporation	$0.10	$–	$0.24	$–
Iracore International Holdings, Inc.	–	(14.40)	–	(14.40)
P2 Upstream Acquisition Co.	–	–	(0.02)	–
Kawa Solar Holdings Limited	–	–	0.01	–
myON, LLC	–	–	1.55	–
Washington Inventory Service	–	(23.71)	–	(23.71)
Other, net	–	–	–	(0.17)

Net realized gain (loss)	$0.10	$(38.11)	$1.78	$(38.28)

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.45 million for the six months ended June 30, 2018.

For the three and the six months ended June 30, 2017, net realized losses were primarily driven by two portfolio companies. Effective April 13, 2017, we entered into an exchange agreement with Iracore International Holdings, Inc., whereby the first lien debt held by us was exchanged for non-income producing common equity. As a result, $13.62 million of unrealized depreciation was reversed, and we realized a loss of $14.40 million. In addition, effective June 6, 2017, we fully exited Washington Inventory Service. As a result, $15.03 million of unrealized depreciation was reversed, and we realized a loss of $23.71 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Change in unrealized appreciation	$7.50	$33.63	$7.28	$36.09
Change in unrealized depreciation	(10.30)	(15.03)	(11.59)	(20.71)

Net change in unrealized appreciation (depreciation) on investments	$(2.80)	$18.60	$(4.31)	$15.38

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$(0.30)	$(0.15)	$(0.40)	$1.03
ASC Acquisition Holdings, LLC	(0.60)	(0.02)	(0.38)	(0.05)
Associations, Inc.	(0.06)	(0.12)	0.02	(0.17)
Avenue Stores, LLC	(0.04)	(0.04)	(0.53)	(0.07)
Bolttech Mannings, Inc.	(0.06)	(4.18)	(1.29)	(6.01)
CB-HDT Holdings, Inc.	2.55	(0.36)	2.11	0.44
Conergy Asia & ME Pte. LTD.	1.00	–	0.87	–
Conergy Asia Holdings, Ltd.	(5.30)	–	(5.30)	–
Continuum Managed Services LLC	(0.31)	(0.01)	0.02	(0.01)
Continuum Managed Services LLC – Class B	0.23	–	0.23	–
Country Fresh Holdings, LLC	(0.10)	–	(0.20)	–
Data Driven Delivery Systems, LLC	–	(1.93)	–	(2.01)
DiscoverOrg, LLC	(0.03)	0.17	0.08	0.14

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)
Dispensing Dynamics International	$–	$–	$–	$0.84
DiversiTech Corporation	–	(0.47)	–	(0.38)
DuBois Chemicals, Inc.	(0.01)	(0.02)	(0.02)	0.24
Global Tel*Link Corporation	(0.09)	0.07	(0.19)	0.72
Heligear Acquisition Co.	(0.19)	(0.06)	(0.43)	(0.09)
Highwinds Capital, Inc.	–	–	–	(1.05)
Infinity Sales Group	(0.04)	(0.03)	0.21	0.19
Integrated Practice Solutions, Inc.	–	(0.50)	–	(0.54)
Iracore International Holdings, Inc.	–	13.61	–	13.62
Kawa Solar Holdings Limited	(0.72)	(4.69)	(0.57)	(5.46)
Legacy Buyer Corp.	0.36	0.18	0.33	0.42
Market Track, LLC	(0.24)	(0.01)	(0.25)	(0.01)
MedPlast Holdings, Inc.	1.01	0.07	0.97	0.05
Mervin Manufacturing, Inc.	0.16	0.27	0.14	0.37
NTS Communications, Inc.	1.23	(0.55)	0.80	(2.92)
Odyssey Logistics & Technology Corporation	(0.26)	–	(0.17)	–
P2 Upstream Acquisition Co.	(0.04)	–	0.10	0.68
Prairie Provident Resources, Inc.	(0.26)	(0.26)	(0.29)	(0.78)
Reddy Ice Corporation	–	0.61	–	1.03
Securus Technologies Holdings, Inc.	–	0.13	–	0.67
Senior Credit Fund, LLC	(0.76)	(0.75)	0.24	(0.32)
SF Home Décor, LLC	(0.03)	–	0.16	–
The Merit Distribution Group, LLC	(0.04)	0.16	(0.07)	0.06
The Service Companies Inc.	0.33	(0.05)	0.28	(0.09)
US Med Acquisition, Inc.	(0.02)	(0.63)	(0.57)	(0.66)
Vexos, Inc.	0.15	0.07	0.30	0.14
Washington Inventory Service	–	18.01	–	15.03
Yasso, Inc.	(0.04)	(0.01)	(0.18)	(0.01)
Zep Inc.	(0.37)	–	(0.32)	–
Other, net(3)	0.09	0.09	(0.01)	0.34

Total	$(2.80)	$18.60	$(4.31)	$15.38

(3)

For the three and six months ended June 30, 2018, other, net includes gross unrealized appreciation of $0.48 million and $0.42 million, respectively, and gross unrealized depreciation of $(0.39) million and $(0.43) million, respectively. For the three and six months ended June 30, 2017, other, net includes gross unrealized appreciation of $0.28 million and $0.42 million, respectively, and gross unrealized depreciation of $(0.19) million and $(0.08) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2018 was primarily driven by the unrealized depreciation in Conergy Asia Holdings, Ltd. due to its capital condition.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 20, 2017 was primarily driven by the reversal of unrealized depreciation in connection with Iracore International Holdings, Inc. and Washington Inventory Service, each as described above, unrealized depreciation in Bolttech Mannings Inc., due to continued pressure on the company’s margins and financial underperformance, and unrealized appreciation in Kawa Solar Holdings Limited due to financial underperformance.

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

Selected Financial Data

As of June 30, 2018 and December 31, 2017, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	June 30, 2018		December 31, 2017
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	(in millions)		(in millions)
Company	$100.00	$94.34	$100.00	$94.34
Cal Regents	100.00	94.34	100.00	94.34

Total	$200.00	$188.68	$200.00	$188.68

As of June 30, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $490.49 million and $467.07 million, respectively. As of June 30, 2018, the Senior Credit Fund had one investment on non-accrual status. As of December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of June 30, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $6.21 million and $5.84 million, respectively. In addition, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $23.81 million as of June 30, 2018 and eight portfolio companies with unfunded commitments totaling $17.14 million as of December 31, 2017.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of June 30, 2018 and December 31, 2017:

As of
	June 30, 2018	December 31, 2017
Number of portfolio companies	36	34
Total senior secured debt(1)	$526.60 million	$496.58 million
Largest loan to a single borrower(1)	$28.91 million	$29.04 million
Weighted average current interest rate on senior secured debt(2)	7.5%	7.3%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.6x	4.5x
Weighted average interest coverage(4)	2.6x	2.7x
Median EBITDA(4)	$49.83 million	$45.53 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
(4)

For a particular portfolio company of the Senior Credit Fund, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company, and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by the Senior Credit Fund, but exclude debt that is legally and contractually subordinated in ranking to the debt owned by the Senior Credit Fund. We believe this calculation method assists in describing the risk of the Senior Credit Fund’s portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by the Senior Credit Fund relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period.

For a particular portfolio company of the Senior Credit Fund, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of the Senior Credit Fund’s portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company.

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

Senior Credit Fund Portfolio as of June 30, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt (+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.58%	L + 6.25%; 1.00% Floor	06/16/2023	$14.89	$14.69	$14.74
A Place For Mom, Inc.	Diversified Consumer Services	5.84%	L + 3.75%; 1.00% Floor	08/10/2024	17.96	17.94	17.93
Ansira Partners, Inc.	Media	7.86%	L + 5.75%; 1.00% Floor	12/20/2022	9.30	9.22	9.25
Ansira Partners, Inc.(2)	Media	7.73%	L + 5.75%; 1.00% Floor	12/20/2022	0.57	0.06	0.06
ASC Acquisition Holdings, LLC(3)	Distributors	9.86%	L + 7.50%; 1.00% Floor	12/15/2021	8.06	8.00	7.94
ASC Acquisition Holdings, LLC(2) (3) (4)	Distributors		L + 7.50%; 1.00% Floor	12/15/2021	3.75	(0.04)	(0.06)
ATX Networks Corp.	Communications Equipment	9.33% (8.33% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	16.18	16.07	15.13
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.83%	L + 4.50%; 1.00% Floor	09/11/2023	14.74	14.62	14.44
Barbri, Inc.	Media	6.25%	L + 4.25%; 1.00% Floor	12/01/2023	13.96	13.90	13.95
CST Buyer Company	Diversified Consumer Services	7.45%	L + 5.00%; 1.00% Floor	03/01/2023	18.97	18.54	18.59
CST Buyer Company(2) (4)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	7.56%	L + 5.25%; 1.00% Floor	03/04/2022	11.61	11.54	11.61
DiscoverOrg, LLC(3)	Software	6.60%	L + 4.50%; 1.00% Floor	08/25/2023	7.94	7.90	7.90
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.14%	L + 6.00%; 1.00% Floor	08/21/2023	9.06	8.86	8.86
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.96%	L + 6.00%; 1.00% Floor	08/21/2023	2.93	1.08	1.08
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.96%	L + 6.00%; 1.00% Floor	08/21/2023	1.17	0.36	0.36
GH Holding Company	Real Estate Management & Development	6.59%	L + 4.50%	02/28/2023	14.96	14.89	14.89
GI Revelation Acquisition LLC	Internet Software & Services	7.09%	L + 5.00%	04/16/2025	7.00	6.97	7.04
GK Holdings, Inc.	IT Services	8.33%	L + 6.00%; 1.00% Floor	01/20/2021	17.37	17.31	15.66
GlobalTranz Enterprises, Inc.(1)	Road & Rail		L + 4.25%	06/29/2025	17.65	17.56	17.56
GlobalTranz Enterprises, Inc.(1) (2) (4)	Road & Rail		L + 4.25%	06/29/2025	4.35	(0.02)	(0.02)
HC Group Holdings III, Inc.	Health Care Providers & Services	5.84%	L + 3.75%	04/07/2022	8.75	8.73	8.76
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	15.84	15.72	15.52
Hygiena Borrower LLC(2) (3) (4)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.36%	L + 5.00%; 1.00% Floor	05/08/2022	13.92	13.84	13.67
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.27%	L + 4.25%; 1.00% Floor	03/10/2021	10.32	10.21	10.34
Liquidnet Holdings, Inc.	Capital Markets	5.84%	L + 3.75%; 1.00% Floor	07/15/2024	9.50	9.42	9.52
Netsmart Technologies, Inc.	Health Care Technology	6.57%	L + 4.50%; 1.00% Floor	04/19/2023	18.65	18.61	18.76
Output Services Group, Inc.	Diversified Consumer Services	6.34%	L + 4.25%; 1.00% Floor	03/27/2024	4.96	4.94	4.99
Output Services Group, Inc.(2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1.03	–	0.01
Pathway Partners Vet Management Company, LLC(3)	Health Care Providers & Services	6.34%	L + 4.25%; 1.00% Floor	10/10/2024	9.65	9.61	9.65
Pathway Partners Vet Management Company, LLC(3)	Health Care Providers & Services	6.34%	L + 4.25%; 1.00% Floor	10/10/2024	0.29	0.29	0.29
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.09%	L + 4.00%; 1.00% Floor	06/11/2023	8.46	8.44	8.44
Pharmalogic Holdings Corp.(2) (4)	Health Care Equipment & Supplies		L + 4.00%; 1.00% Floor	06/11/2023	3.54	(0.01)	(0.01)
Pomeroy Group LLC	IT Services	8.09%	L + 6.00%; 1.00% Floor	11/30/2021	15.68	15.35	15.58

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Professional Physical Therapy(5)	Health Care Providers & Services		P + 7.00%	12/16/2022	$10.37	$10.28	$8.61
Radiology Partners Holdings, LLC	Health Care Providers & Services	9.75%	P + 4.75%	12/04/2023	15.89	15.75	15.89
Radiology Partners Holdings, LLC(2) (4)	Health Care Providers & Services		P + 4.75%	12/04/2023	4.04	(0.04)	–
RealD, Inc.	Media	9.67%	L + 7.50%; 1.00% Floor	03/22/2021	16.45	16.34	16.24
Regulatory DataCorp, Inc.	Diversified Financial Services	6.59%	L + 4.50%; 1.00% Floor	09/21/2022	4.99	4.99	4.89
SciQuest, Inc.	Internet Software & Services	6.10%	L + 4.00%; 1.00% Floor	12/28/2024	19.95	19.86	19.85
SMS Systems Maintenance Services, Inc.	IT Services	7.09%	L + 5.00%; 1.00% Floor	10/30/2023	14.77	14.71	11.62
Stackpath, LLC	Internet Software & Services	7.51%	L + 5.00%; 1.00% Floor	02/03/2023	16.83	16.69	16.66
Tronair Parent Inc.	Air Freight & Logistics	7.11%	L + 4.75%; 1.00% Floor	09/08/2023	13.75	13.65	13.69
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.09%	L + 5.00%; 1.00% Floor	05/14/2021	12.76	12.67	12.63
United Seating and Mobility, LLC	Health Care Equipment & Supplies	6.84%	L + 4.75%; 1.00% Floor	05/10/2019	14.91	14.84	14.83
VRC Companies, LLC	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2023	26.79	26.36	26.52
VRC Companies, LLC(2)	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2022	1.41	0.83	0.84
VRC Companies, LLC	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2023	0.71	0.70	0.70

Total 1st Lien/Senior Secured Debt						482.17	475.33

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	10.60%	L + 8.50%; 1.00% Floor	02/23/2024	10.50	10.36	10.42
GK Holdings, Inc.	IT Services	12.58%	L + 10.25%; 1.00% Floor	01/20/2022	6.00	5.93	4.74

Total 2nd Lien/Senior Secured Debt						16.29	15.16

Total Corporate Debt						$498.46	$490.49

(+)

The terms in the schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.76%, 2.50%, 2.34%, 2.17%, 2.09% and 1.98%, respectively. As of June 30, 2018, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2018.

(1)	Position or portion thereof unsettled as of June 30, 2018.
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

(5)	The investment is on non-accrual status as of June 30, 2018.

PIK – Payment-in-kind

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14.96	$14.75	$14.74
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3.99	3.97	3.99
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8.64	8.56	8.57
Ansira Partners, Inc.(1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10.69	10.60	10.47
ASC Acquisition Holdings, LLC(1)(2)(3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3.75	(0.04)	(0.08)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16.42	16.30	16.18
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14.81	14.69	14.54
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14.00	13.93	13.97
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16.36	16.24	16.53
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19.66	19.18	19.27
CST Buyer Company(1)(3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11.67	11.59	11.67
DiscoverOrg, LLC(2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7.98	7.94	7.90
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9.08	8.86	8.85
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1.18	0.12	0.12
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2.93	0.40	0.40
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17.46	17.39	13.63
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8.80	8.77	8.87
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17.72	17.30	17.77
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15.88	15.74	15.56
Hygiena Borrower LLC(1)(3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	14.00	13.91	13.18
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10.75	10.61	10.85
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9.75	9.66	9.77
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15.69	15.57	15.65
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18.75	18.70	18.94
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6.96	6.93	6.96
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3.02	0.28	0.29
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15.76	15.39	15.40
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10.40	10.31	10.19
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7.71	7.63	7.71
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2.29	1.39	1.41
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16.64	16.52	16.43
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20.00	19.90	19.90
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10.56	10.48	10.48
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14.85	14.78	12.47
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16.91	16.77	16.75
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13.82	13.71	13.65
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12.87	12.76	12.74

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	$19.91	$19.50	$19.66
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3.52	3.45	3.48
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4.20	2.18	2.18
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1.41	1.10	1.11

Total 1st Lien/Senior Secured Debt					448.45	442.77

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9.59	9.52	9.57

Total 1st Lien/First-Out Unitranche					9.52	9.57

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC (2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10.50	10.35	10.39
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6.00	5.92	4.34

Total 2nd Lien/Senior Secured Debt					16.27	14.73

Total Corporate Debt					$474.24	$467.07

(+)

The schedule above discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2017.

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

(4)	Position or portion thereof unsettled as of December 31, 2017.

Below is certain summarized balance sheet information for the Senior Credit Fund as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$496.70	$472.91
Cash and other assets	11.36	31.83

Total assets	$508.06	$504.74

Debt(1)	$297.68	$291.52
Other liabilities	25.70	29.03

Total liabilities	$323.38	$320.55

Members’ equity	$184.68	$184.19

Total liabilities and members’ equity	$508.06	$504.74

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of June 30, 2018 and December 31, 2017, which were in the amount of $2.32 million and $2.49 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Selected Statement of Operations Information:
Total investment income	$8.84	$10.18	$19.17	$18.61

Expenses
Interest and other debt expenses	3.87	3.55	7.25	6.65
Excess loan origination and structuring fees	–	0.75	–	0.75
Professional fees	0.30	0.13	0.41	0.31
Administration and custodian fees	0.10	0.10	0.20	0.20
Other expenses	0.01	0.02	0.03	0.05

Total expenses	4.28	4.55	7.89	7.96

Net investment income (loss)	4.56	5.63	11.28	10.65

Net realized gain (loss) on investments	–	–	–	0.08
Net change in unrealized appreciation (depreciation) on investments	(1.68)	(2.23)	(0.79)	(1.57)

Net increase (decrease) in members’ equity	$2.88	$3.40	$10.49	$9.16

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis as of June 30, 2018. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of June 30, 2018, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

As of June 30, 2018 and December 31, 2017, the SPV I’s outstanding borrowings under the Asset Based Facility were $300.00 million and $294.00 million, respectively. The summary information of the Asset Based Facility for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	($ in millions)
Borrowing interest expense	$3.43	$3.22	$6.36	$5.96
Facility fees	0.25	0.14	0.51	0.31
Amortization of financing costs	0.19	0.19	0.38	0.38
Total	$3.87	$3.55	$7.25	$6.65
Weighted average interest rate	4.8%	3.6%	4.5%	3.6%
Average outstanding balance	$288.05	$355.79	$286.57	$338.99

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “–Key Components of Operations – Leverage.” As of June 30, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 243% and 233%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of June 30, 2018, we had cash of approximately $9.21 million, a decrease of $2.40 million from December 31, 2017. Cash provided by operating activities for the six months ended June 30, 2018 was approximately $73.09 million, primarily driven by an increase in net assets resulting from operations of $35.92 million, proceeds from sales and principal repayments of $157.51 million and net proceeds from investment in affiliated money market of $11.53 million, offset by purchases of investments of $130.71 million and cash used for other operating activities of $1.16 million. Cash used for financing activities for the six months ended June 30, 2018 was approximately $75.49 million, primarily driven by repayments on debt of $159.25 million, distributions paid of $35.24 million and other financing activities of $2.00 million, offset by borrowings on debt of $121.00 million.

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

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more CLOs or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary (subject to regulatory approvals).

Equity Issuances

There were no sales of our common stock during the six months ended June 30, 2018.

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

In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. We entered into an agreement to renew the Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with our recently completed offering of Convertible Notes described below in “—Recent Developments.” On June 27, 2018, we entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Company 10b5-1 Plan is scheduled to expire on March 18, 2019. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2018 and 2017, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2018 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916

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

The following table shows our contractual obligations as of June 30, 2018:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$393.00	$–	$–	$393.00	$–
Convertible Notes	$115.00	$–	$–	$115.0	$–

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016 and February 21, 2018.

The aggregate committed borrowing amount under the Revolving Credit Facility is $695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000.00 million.

Borrowings under the Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) LIBOR plus a margin of either 1.75% or 2.00%, subject to borrowing base conditions or (ii) an alternative base rate, which is the higher of the Prime Rate, Federal Funds Rate plus 0.50% or overnight LIBOR plus 1.00%, plus either 0.75% or 1.00%, subject to borrowing base conditions. We may elect either the LIBOR or an alternative base rate at the time of borrowing, and borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 21, 2023.

The Revolving Credit Facility may be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity of $500.10 million, subject to increase from certain equity sales, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 10% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 90% of the “adjusted borrowing base,” as such quoted terms are defined in the Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

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

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following circumstances: (1) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of June 30, 2018, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$55.81	$18.82
First Lien/Last-Out Unitranche	1.50	1.50
Second Lien/Senior Secured Debt	1.25	9.91

Total	$58.56	$30.23

RECENT DEVELOPMENTS

On June 15, 2018, S&P Global Ratings (“S&P”) lowered our rating from BBB- to BB+. S&P subsequently withdrew its rating at our request. On June 18, 2018, Fitch Ratings assigned us an investment grade rating of BBB- with a stable outlook.

On July 2, 2018, we closed an offering of $40.0 million aggregate principal amount of 4.50% Convertible Notes due 2022 (the “Additional Convertible Notes”). The Additional Convertible Notes have identical terms, are fungible with and are part of a single series with the outstanding $115.0 million aggregate principal amount of our 4.50% Convertible Notes due 2022 issued in October 2016 in a private offering (the “Existing Convertible Notes” and, together with the Additional Convertible Notes, the “Convertible Notes”). In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the our election, at an initial conversion rate of 40.8397 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of our common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. We will not have the right to redeem the Convertible Notes prior to maturity. The sale of the Additional Convertible Notes generated net proceeds of approximately $38.57 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

On July 31, 2018, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 15, 2018 to holders of record as of September 28, 2018.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same – to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018, we had two investments on non-accrual status, which represented 0.8% and 0.7% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2017, we had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11.54 million) at amortized cost and at fair value, respectively.

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

As of June 30, 2018 and December 31, 2017, on a fair value basis, approximately 3.9% and 3.6%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.1% and 96.4%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$28.60	$(10.91)	$17.69
Up 200 basis points	19.07	(7.27)	11.80
Up 100 basis points	9.53	(3.64)	5.89
Up 75 basis points	7.15	(2.73)	4.42
Up 50 basis points	4.77	(1.82)	2.95
Up 25 basis points	2.38	(0.91)	1.47
Down 25 basis points	(2.38)	0.91	(1.47)
Down 50 basis points	(4.77)	1.82	(2.95)
Down 75 basis points	(7.15)	2.73	(4.42)
Down 100 basis points	(9.52)	3.64	(5.88)
Down 200 basis points	(11.32)	7.27	(4.05)
Down 300 basis points	(11.32)	7.60	(3.72)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met (except in connection with certain trading practices or investments), rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. At our 2018 annual meeting of stockholders held on June 15, 2018, our stockholders approved the proposal to apply the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, (1) we are now required to maintain asset coverage for our senior securities of 150% rather than 200% and (2) we and GSAM have reduced the Management Fee from 1.50% (0.375% per quarter) to 1.00% (0.25% per quarter) on the average value of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. Considerations and risks related to increased leverage include: (a) the potential for magnified gains and losses on amounts invested, (b) increased debt service costs, (c) the potential for increased Incentive Fees for GSAM and (d) fewer proceeds remaining for distributions for stockholders in the case of a liquidation event. In addition, the Revolving Credit Facility contains a covenant to maintain an asset coverage ratio of at least 200% and we may not be able to amend, or amend on favorable terms, the Revolving Credit Facility to modify this covenant to take advantage of the reduced asset coverage requirement under the Investment Company Act.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, leverage will increase the Management Fee payable to our Investment Adviser, which is based on our gross assets, including those assets acquired through the use of leverage but excluding cash and cash equivalents. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any small business investment company (“SBIC”) subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration (the “SBA”) for approval to form a SBIC and have not yet applied for exemptive relief from the SEC. We can offer no assurances as to whether or when we will be able to form a SBIC subsidiary or obtain such exemptive relief.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders will be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, our Revolving Credit Facility imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with borrowings, our lenders may also require us to pledge assets.

Lastly, we may be unable to obtain our desired leverage, which would, in turn, affect your return on investment.

At our 2018 annual meeting of stockholders held on June 15, 2018, our stockholders approved the proposal to apply the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, (1) we are now required to maintain asset coverage for our senior securities of 150% (if certain requirements are met) rather than 200% and (2) we and GSAM have reduced the Management Fee from 1.50% (0.375% per quarter) to 1.00% (0.25% per quarter) on the average value of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of June 30, 2018 and (2) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of June 30, 2018, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2018 (243%) (1)	(20.17)%	(11.47)%	(2.78)%	5.92%	14.61%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(38.34)%	(23.14)%	(7.94)%	7.26%	22.46%

(1)

Based on (i) $1,263.37 million in total assets including debt issuance costs as of June 30, 2018, (ii) $508.00 million in outstanding indebtedness as of June 30, 2018, (iii) $726.47 million in net assets as of June 30, 2018, and (iv) an annualized average interest rate on our indebtedness, as of June 30, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.97%.

(2)

Based on (i) $2,208.35 million in total assets including debt issuance costs on a pro forma basis as of June 30, 2018, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $1,452.97 million in outstanding indebtedness on a pro forma basis as of June 30, 2018, after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $726.47 million in net assets as of June 30, 2018, and (iv) an annualized average interest rate on our indebtedness, as of June 30, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.97%.

The terms of our Revolving Credit Facility may contractually limit our ability to incur additional indebtedness.

Even though our stockholders approved the proposal to apply the modified asset coverage requirements to us at our 2018 annual meeting of stockholders that was held on June 15, 2018, a covenant under our existing Revolving Credit Facility may limit our ability to incur additional indebtedness. Currently, our Revolving Credit Facility contains a covenant requiring that we maintain asset coverage of at least 200%. We may not be able to amend our Revolving Credit Facility to change this covenant and if we are successful in amending our Revolving Credit Facility, we will incur costs to do so and the other terms of such amended facility, such as interest rate, may not be as favorable to us as the current terms. An inability on our part to amend the Revolving Credit Facility and access additional leverage could limit our ability to take advantage of the potential benefits related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act, which modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements (including either stockholder approval or approval of both a majority of the directors who have no financial interest in the matter and a majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC). On May 1, 2018, our Board of Directors approved the submission to stockholders of a proposal to approve the application of the modified asset coverage requirements at the Company’s 2018 annual meeting of stockholders. On June 15, 2018, our stockholders approved the application of the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. See “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero coupon securities).

If we increase leverage as permitted pursuant to the modified asset coverage requirements approved by our stockholders on June 15, 2018, aggregate fees payable to our Investment Adviser may increase depending on the amount of additional leverage incurred, irrespective of the return on the incremental assets. In addition, as additional leverage would magnify positive returns, if any, on our portfolio, as noted above, our net investment income may exceed the quarterly hurdle rate for the Incentive Fee on income payable to our Investment Adviser at a lower average return on our portfolio. Thus, if we incur additional leverage, our Investment Adviser may receive additional Incentive Fees without any corresponding increase (and potentially with a decrease) in our performance.

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

10.1

Second Amended and Restated Investment Management Agreement, dated as of June 15, 2018, between Goldman Sachs BDC, Inc. and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on June 15, 2018).

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

GOLDMAN SACHS BDC, INC.

Date: August 2, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)