Form 10-Q
period 2018-09-30
Goldman Sachs BDC, Inc.
filed 2018-11-01
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2018 was 40,227,625.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)		December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,082,170 and $1,053,226, respectively)		$1,076,354	$1,050,179
Non-controlled affiliated investments (cost of $143,138 and $109,528, respectively)		126,676	95,468
Controlled affiliated investments (cost of $119,065 and $114,911, respectively)		115,290	112,666
Investments in affiliated money market fund (cost of $4 and $11,539, respectively)		4	11,539
Cash		4,648	11,606
Receivable for investments sold		268	–
Unrealized appreciation on foreign currency forward contracts		2	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments		10,815	8,302
Dividend receivable from controlled affiliated investments		3,000	2,400
Other income receivable from controlled affiliated investments		–	1,308
Deferred financing costs		5,773	4,847
Deferred offering costs		145	275
Other assets		228	2

Total assets		$1,343,203	$1,298,592

Liabilities

Debt (net of debt issuance costs of $5,644 and $3,724, respectively)		$573,292	$542,526
Interest and other debt expenses payable		4,594	1,688
Management fees payable		3,255	4,647
Incentive fees payable		4,962	3,180
Distribution payable		18,088	18,059
Payable for investments purchased		5,465	–
Directors’ fees payable		107	–
Accrued offering costs		362	289
Accrued expenses and other liabilities		4,438	2,373

Total liabilities		$614,563	$572,762

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$	_	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,196,049 and 40,130,665 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)		40	40
Paid-in capital in excess of par		802,046	799,936
Accumulated net realized gain (loss)		(84,304)	(85,451)
Accumulated undistributed net investment income		38,305	32,078
Net unrealized appreciation (depreciation)		(26,026)	(19,352)
Allocated income tax expense		(1,421)	(1,421)

TOTAL NET ASSETS		$728,640	$725,830

TOTAL LIABILITIES AND NET ASSETS		$1,343,203	$1,298,592

Net asset value per share		$18.13	$18.09

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$30,322	$28,204	$91,340	$85,383
Payment-in-kind	672	–	672	–
Other income	508	1,255	1,481	2,090

Total investment income from non-controlled/non-affiliated investments	31,502	29,459	93,493	87,473
From non-controlled affiliated investments:
Payment-in-kind	2,028	1,885	5,931	5,287
Interest income	889	354	1,936	1,476
Dividend income	86	7	103	20
Other income	11	7	26	19

Total investment income from non-controlled affiliated investments	3,014	2,253	7,996	6,802
From controlled affiliated investments:
Payment-in-kind	467	–	1,273	–
Dividend income	3,000	2,350	8,000	7,250
Other income	–	350	–	1,096

Total investment income from controlled affiliated investments	3,467	2,700	9,273	8,346

Total investment income	$37,983	$34,412	$110,762	$102,621

Expenses:
Interest and other debt expenses	$6,432	$4,884	$18,328	$14,235
Management fees	3,255	4,369	12,537	13,181
Incentive fees	4,962	4,624	13,988	9,595
Professional fees	580	509	2,308	1,443
Administration, custodian and transfer agent fees	230	219	693	608
Directors’ fees	118	177	336	525
Other expenses	412	302	1,091	925

Total expenses	$15,989	$15,084	$49,281	$40,512

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$21,994	$19,328	$61,481	$62,109

Excise tax	$428	$383	$1,017	$1,116

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$21,566	$18,945	$60,464	$60,993

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1)	$138	$1,766	$(38,138)
Non-controlled affiliated investments	–	(2,495)	9	(2,495)
Foreign currency transactions	(182)	–	(182)	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(1,985)	(341)	(2,769)	24,874
Non-controlled affiliated investments	75	1,574	(2,402)	(7,942)
Controlled affiliated investments	(481)	291	(1,530)	(30)
Foreign currency forward contracts	2	–	2	–
Foreign currency translations	171	–	171	–

Net realized and unrealized gains (losses)	$(2,401)	$(833)	$(4,935)	$(23,731)

(Provision) benefit for taxes on realized gain/loss on investments	$–	$–	$(446)	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(146)	–	(146)	–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,019	$18,112	$54,937	$37,262

Net investment income (loss) per share (basic and diluted)	$0.54	$0.47	$1.51	$1.60
Earnings per share (basic and diluted)	$0.47	$0.45	$1.37	$0.98
Weighted average shares outstanding	40,192,683	40,106,702	40,171,874	38,130,304
Distributions declared per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$60,464	$60,993
Net realized gain (loss)	1,593	(40,633)
Net change in unrealized appreciation (depreciation)	(6,528)	16,902
(Provision) benefit for taxes on realized gain/loss on investments	(446)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(146)	–

Net increase (decrease) in net assets resulting from operations	$54,937	$37,262

Distributions to stockholders from:
Net investment income	$(54,237)	$(52,445)

Total distributions to stockholders	$(54,237)	$(52,445)

Capital transactions:
Issuance of common stock (0 and 3,737,500 shares, respectively)	$–	$80,288
Equity component of convertible notes	801	–
Reinvestment of stockholder distributions (65,384 and 40,743 shares, respectively)	1,309	917

Net increase (decrease) in net assets resulting from capital transactions	$2,110	$81,205

TOTAL INCREASE (DECREASE) IN NET ASSETS	$2,810	$66,022

Net assets at beginning of period	$725,830	$665,137

Net assets at end of period	$728,640	$731,159

Accumulated undistributed net investment income	$38,305	$34,172

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$54,937	$37,262
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(319,846)	(494,609)
Payment-in-kind interest capitalized	(7,020)	(5,177)
Investments in affiliated money market fund, net	11,535	(2)
Proceeds from sales of investments and principal repayments	268,624	472,443
Net realized (gain) loss on investments	(1,775)	40,633
Net change in unrealized (appreciation) depreciation on investments	6,701	(16,902)
Net change in unrealized (appreciation) depreciation) on foreign currency forward contracts	(2)	–
Amortization of premium and accretion of discount, net	(6,691)	(7,785)
Amortization of deferred financing and debt issuance costs	1,653	1,484
Amortization of original issue discount on convertible notes	164	92
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(268)	–
(Increase) decrease in interest and dividends receivable	(3,113)	(201)
(Increase) decrease in other income receivable	1,308	1,116
(Increase) decrease in other assets	(226)	(623)
Increase (decrease) in interest and other debt expenses payable	2,491	1,282
Increase (decrease) in management fees payable	(1,392)	(37)
Increase (decrease) in incentive fees payable	1,782	3,150
Increase (decrease) in investments purchased payable	5,465	–
-Increase (decrease) in directors’ fees payable	107	167
Increase (decrease) in accrued expenses and other liabilities	2,065	(784)

Net cash provided by (used for) operating activities	$16,499	$31,509

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$–	$81,571
Offering costs paid	203	(829)
Distributions paid	(52,899)	(49,828)
Deferred financing and debt issuance costs paid	(3,447)	(21)
Borrowings on debt	347,436	405,350
Repayments of debt	(314,750)	(460,350)

Net cash provided by (used for) financing activities	$(23,457)	$(24,107)

Net increase (decrease) in cash	(6,958)	7,402
Cash, beginning of period	11,606	4,565

Cash, end of period	$4,648	$11,967

Supplemental and non-cash financing activities
Interest expense paid	$13,467	$10,601
Accrued but unpaid excise tax expense	$1,215	$1,079
Accrued but unpaid deferred financing and debt issuance costs	$415	$52
Accrued but unpaid offering costs	$362	$527
Accrued but unpaid distributions	$18,088	$18,049
Reinvestment of stockholder distributions	$1,309	$917
Exchange of Investments	$19,583	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2018

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount(++)	Cost	Fair Value

Investments at Fair Value – 180.93% #

Corporate Debt (1) – 162.87%

1st Lien/Senior Secured Debt – 83.69%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.34%	L + 7.00%; 1.00% Floor	06/13/2023	$10,170	$9,879	$9,865
Artesyn Embedded Technologies, Inc.(4)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	19,150
Associations, Inc.(2)	Real Estate Management & Development	11.25%	P + 6.00% (incl. 3.00% PIK); 2.00% Floor	07/30/2024	11,785	11,641	11,637
Associations, Inc.(2) (5) (6)	Real Estate Management & Development		P + 5.00%; 2.00% Floor	07/30/2024	587	(7)	(7)
Associations, Inc.(2) (5)	Real Estate Management & Development	11.25%	P + 6.00% (incl. 3.00% PIK); 2.00% Floor	07/30/2024	2,937	1,010	1,009
Businessolver.com, Inc.(2) (3)	Health Care Technology	9.81%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,313	12,298
Businessolver.com, Inc.(2) (3) (5) (6)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	1,569	(29)	(31)
Businessolver.com, Inc.(2) (3) (5)	Health Care Technology	9.81%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	293	276
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	8.85%	L + 6.50%; 1.00% Floor	03/28/2025	7,600	7,492	7,448
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	8.85%	L + 6.50%; 1.00% Floor	03/28/2025	1,300	1,282	1,274
Continuum Managed Services LLC(2) (3)	IT Services	8.25%	L + 6.00%; 1.00% Floor	06/08/2023	21,389	20,902	20,961
Continuum Managed Services LLC(2) (3) (5) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2023	1,800	(38)	(36)
Continuum Managed Services LLC(2) (3) (5) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(45)	(44)
Dade Paper & Bag, LLC(2) (3)	Distributors	9.74%	L + 7.50%; 1.00% Floor	06/10/2024	10,961	10,773	10,824
Dade Paper & Bag, LLC(2) (3)	Distributors	9.24%	L + 7.00%; 1.00% Floor	06/10/2024	1,398	1,385	1,346
Datto, Inc.(2) (3)	IT Services	10.15%	L + 8.00%; 1.00% Floor	12/07/2022	35,750	35,132	35,124
Datto, Inc.(2) (3) (5) (6)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	2,406	(40)	(42)
Diligent Corporation(2)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€16,219	18,526	18,549
Diligent Corporation(2) (5)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	760	502	502
Elemica, Inc.(3)	Software	9.24%	L + 7.00%; 1.00% Floor	07/07/2021	41,544	40,896	40,921
Elemica, Inc.(3) (5) (6)	Software		L + 7.00%; 1.00% Floor	07/07/2021	6,000	(88)	(90)
Empirix, Inc.(2)	Diversified Telecommunication Services	8.47%	L + 6.25%; 1.00% Floor	09/25/2024	22,300	21,911	21,910
Empirix, Inc.(2) (5) (6)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(23)	(23)
Fenergo Finance 3 Limited(2) (7)	Diversified Financial Services	8.64%	L + 6.25%; 1.00% Floor	09/05/2024	€17,800	20,332	20,305
Fenergo Finance 3 Limited(2) (5) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(20)	(21)
Fenergo Finance 3 Limited(2) (5) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€1,500	(30)	(33)
Gastro Health Holdco, LLC(2)	Health Care Providers & Services	8.32%	L + 6.00%; 1.00% Floor	09/04/2024	10,200	9,998	9,996
Gastro Health Holdco, LLC(2) (5) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(39)	(40)
Gastro Health Holdco, LLC(2) (5) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	5,100	(63)	(64)
Heligear Acquisition Co.(3) (4)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,418	17,150
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.38%	L + 4.00%; 1.00% Floor	08/26/2022	3,779	3,725	3,703
Hygiena Borrower LLC(3) (5) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	571	(4)	(12)
Hygiena Borrower LLC (3) (5) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	380	(5)	(8)
iCIMS, Inc.(2)	Software	8.64%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,301	29,297
iCIMS, Inc.(2) (5) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(37)	(37)
Infinity Sales Group(3) (8)	Media	12.89%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	29,853	29,529
Integral Ad Science, Inc.(2) (3)	Media	9.50%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	23,656	23,197	23,183
Integral Ad Science, Inc.(2) (3) (5) (6)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(35)	(36)
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	11.50%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering		L + 8.00% PIK	05/26/2020	8,562	8,482	8,006

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount(++)	Cost	Fair Value

Kawa Solar Holdings Limited^ (3) (7) (10)	Construction & Engineering			05/26/2020	$4,869	$2,351	$—
Legacy Buyer Corp.(3)	Health Care Providers & Services	10.39%	L + 8.00%; 1.00% Floor	10/24/2019	23,034	22,910	23,034
Legacy Buyer Corp.(3) (5) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(13)	—
Lithium Technologies, Inc.(2) (3) (5)	Internet Software & Services	10.35%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	20,701	20,820
Lithium Technologies, Inc (2) (3) (5) (6)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(28)	(21)
Madison-Kipp Corporation(3)	Machinery	11.25%	L + 9.00%; 1.00% Floor	05/26/2020	29,972	29,734	29,897
Netvoyage Corporation(2) (3)	Software	11.25%	L + 9.00%; 1.00% Floor	03/24/2022	8,623	8,491	8,515
Netvoyage Corporation(2) (3) (5) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(9)	(8)
Picture Head Midco LLC(2)	Media	8.99%	L + 6.75%; 1.00% Floor	08/31/2023	23,120	22,664	22,658
Picture Head Midco LLC(2) (5) (6)	Media		L + 6.75%; 1.00% Floor	08/31/2023	2,540	(25)	(25)
Picture Head Midco LLC(2) (5) (6)	Media		L + 6.75%; 1.00% Floor	08/31/2023	2,540	(50)	(51)
SF Home Décor, LLC(2)	Household Products	11.89%	L + 9.50%; 1.00% Floor	07/13/2022	20,063	19,575	19,461
SPay, Inc.(2) (3)	Internet Software & Services	7.91%	L + 5.75%; 1.00% Floor	06/17/2024	10,300	10,102	10,094
SPay, Inc.(2) (3) (5) (6)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	5,720	(54)	(114)
SPay, Inc.(2) (3) (5)	Internet Software & Services	8.02%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	814	813
The Merit Distribution Group, LLC(3)	Distributors	13.64%	L + 11.25%; 0.50% Floor	04/08/2021	22,750	22,411	22,750
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	11.39%	L + 9.00%; 1.00% Floor	08/13/2021	30,031	29,694	27,704
Vexos, Inc.(3)	Electronic Equipment, Instruments & Components	11.84%	L + 9.50%; 1.00% Floor	10/09/2019	36,547	36,353	35,999
Xactly Corporation(2) (3)	Internet Software & Services	9.50%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,483	22,574
Xactly Corporation(2) (3) (5) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(26)	(21)
Yasso, Inc.(2) (3)	Food Products	9.99%	L + 7.75%; 1.00% Floor	03/23/2022	8,964	8,830	8,605

Total 1st Lien/Senior Secured Debt						616,037	609,812

1st Lien/Last-Out Unitranche (11) – 18.13%
Avenue Stores, LLC(3)	Specialty Retail	10.24%	L + 8.00%; 1.00% Floor	09/19/2019	30,000	29,823	29,100
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.39%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,542	11,513
Mervin Manufacturing, Inc.(3)	Leisure Equipment & Products	9.84%	L + 7.50%; 1.00% Floor	10/10/2019	11,165	11,106	10,606
NTS Communications, Inc.^ (3)	Diversified Telecommunication Services	11.39% PIK	L + 9.00%; 1.25% Floor	06/06/2019	6,317	6,085	6,317
NTS Communications, Inc.^ (3)	Diversified Telecommunication Services	11.39% PIK	L + 9.00%; 1.25% Floor	06/06/2019	57,068	55,968	51,363
RugsUSA, LLC(2) (3)	Household Products	8.89%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,785	5,782
Smarsh, Inc.(2) (3)	Software	10.13%	L + 7.88%; 1.00% Floor	03/31/2021	17,622	17,405	17,402

Total 1st Lien/Last-Out Unitranche						137,714	132,083

2nd Lien/Senior Secured Debt – 60.17%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.89%	L + 8.50%; 1.00% Floor	09/25/2023	8,500	8,325	8,330
ASC Acquisition Holdings, LLC(3)	Distributors	19.34%	L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	30,000	29,354	29,400
ASC Acquisition Holdings, LLC(3)	Distributors	19.34%	L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	24,600	24,151	24,108
Bolttech Mannings, Inc.^^	Commercial Services & Supplies	10.32%	L + 8.00%	11/19/2021	18,132	18,132	18,132
Country Fresh Holdings, LLC(2) (3)	Food Products	11.09%	L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,240	8,742
DiscoverOrg, LLC(3)	Software	10.75%	L + 8.50%; 1.00% Floor	02/23/2024	59,500	58,505	59,054
DuBois Chemicals, Inc.(2) (12)	Chemicals	10.21%	L + 8.00%; 1.00% Floor	03/15/2025	26,220	25,762	25,958
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.46%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,394	19,404

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount(++)	Cost	Fair Value

Genesis Acquisition Co.(2)	Diversified Financial Services	9.74%	L + 7.50%;	07/31/2025	$7,000	$6,828	$6,825
Genesis Acquisition Co.(2) (5) (6)	Diversified Financial Services		L + 7.50%;	07/31/2025	1,800	(22)	(23)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.14%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,824	1,823
Hygiena Borrower LLC(3) (5)	Life Sciences Tools & Services	10.06%	L + 7.75%; 1.00% Floor	08/26/2023	680	90	84
ICP Industrial, Inc.(2) (3)	Chemicals	10.38%	L + 8.25%; 1.00% Floor	05/03/2024	16,600	16,229	16,227
ICP Industrial, Inc.(2) (3)	Chemicals	10.48%	L + 8.25%; 1.00% Floor	05/03/2024	3,800	3,716	3,715
IHS Intermediate Inc.(3)	Health Care Providers & Services	10.59%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,873	9,625
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.14%	L + 7.75%; 1.00% Floor	10/16/2025	5,100	5,077	5,126
Market Track, LLC(2) (3)	Internet Catalog & Retail	9.94%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,612	21,312
MedPlast Holdings, Inc.(2)	Health Care Equipment & Supplies	10.09%	L + 7.75%	07/02/2026	8,260	8,179	8,363
MPI Products LLC(3)	Auto Components	11.34%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,907	19,900
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.49%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,600	18,623
Oasis Outsourcing Holdings, Inc.(2) (3)	Diversified Financial Services	9.64%	L + 7.25%; 1.00% Floor	07/01/2024	22,760	22,465	22,475
Odyssey Logistics & Technology Corporation(2) (3)	Road & Rail	10.24%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,330	18,441
P2 Upstream Acquisition Co.	Software	10.35%	L + 8.00%; 1.00% Floor	04/30/2021	4,500	4,481	4,179
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	10.24%	L + 8.00%; 1.00% Floor	10/10/2025	18,993	18,820	18,803
Pathway Partners Vet Management Company, LLC(5)	Health Care Providers & Services	10.24%	L + 8.00%; 1.00% Floor	10/10/2025	643	385	385
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	10.24%	L + 8.00%; 1.00% Floor	10/10/2025	1,007	998	997
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	11.10%	L + 8.75%; 1.00% Floor	02/03/2025	25,000	24,680	24,687
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.24%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,218	6,154
Young Innovations, Inc.(2) (3)	Health Care Equipment & Supplies	10.14%	L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,877	14,879
Zep Inc.(2)	Chemicals	10.64%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,260	22,669

Total 2nd Lien/Senior Secured Debt						439,290	438,397

Unsecured Debt - 0.88%
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		12/15/2019	3,707	3,707	3,707
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		03/05/2021	1,618	1,618	1,618
Conergy Asia & ME Pte. LTD.^ (3) (7)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						6,389	6,389

Total Corporate Debt						1,199,430	1,186,681

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 2.41%
Accuity Delivery Systems, LLC^ (2) (3) (4) (10)	Health Care Providers & Services				97,130	$3,200	$3,520
CB-HDT Holdings, Inc.^ (3) (4) (10)	Aerospace & Defense				1,108,333	10,186	14,087
Conergy Asia Holdings, Ltd.^ (3) (4) (7) (10)	Construction & Engineering				600,000	600	–
Kawa Solar Holdings Limited^ (3) (4) (7) (9)	Construction & Engineering		8.00% PIK		57,272	778	–
NTS Communications, Inc.^ (3) (4) (10)	Diversified Telecommunication Services				263	187	–

Total Preferred Stock						14,951	17,607

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Common Stock (1) – 2.94%
Bolttech Mannings, Inc.^^ (3) (4) (10)	Commercial Services & Supplies		8,000	$6,591	$4,570
CB-HDT Holdings, Inc.^ (3) (4) (10)	Aerospace & Defense		453,383	2,393	4,579
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (4)	Health Care Providers & Services		8,464	1,141	1,264
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (4) (7) (10)	Health Care Providers & Services		7,988	$159	180
Conergy Asia Holdings, Ltd.^ (3) (4) (7) (10)	Construction & Engineering		2,000	4,700	—
Continuum Managed Services LLC – Class A(2) (3) (4) (10)	IT Services		733	732	823
Continuum Managed Services LLC – Class B(2) (3) (4) (10)	IT Services		496,698	7	387
Elah Holdings, Inc.^ (2) (3) (4) (10)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (3) (4) (10)	Energy Equipment & Services		28,898	7,003	5,705
Kawa Solar Holdings Limited^ (3) (4) (7) (10)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(2) (3) (4) (10)	Health Care Providers & Services		600	600	372
NTS Communications, Inc.^ (3) (4) (10)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (10)	Oil, Gas & Consumable Fuels		3,579,988	9,237	1,056
Yasso, Inc.(2) (3) (4) (10)	Food Products		850	850	274

Total Common Stock				35,650	21,444

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.71%
Senior Credit Fund, LLC^^ (7)			$94,342	$94,342	$92,588

Total Investment Funds & Vehicles				94,342	92,588

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^		1.98%(13)	3,675	$4	$4

Total Investments in Affiliated Money Market Fund				4	4

TOTAL INVESTMENTS – 180.93%				$1,344,377	$1,318,324

LIABILITIES IN EXCESS OF OTHER ASSETS – (80.93%)					$(589,684)

NET ASSETS – 100.00%					$728,640

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.92%, 2.60%, 2.40%, 2.31%, 2.26% and 2.20%, respectively. As of September 30, 2018, P was 5.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2018.

(++)	Par amount is denominated in U.S. Dollars (“$”) unless noted as denominated in Euro (“€”).
#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “ Significant Agreements and Related Party Transactions”.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(4)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is $74,295 or 10.20% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Artesyn Embedded Technologies, Inc. – 1st Lien/Senior Secured Debt	09/26/2013
Bolttech Mannings, Inc. – Common Stock	12/22/2017
CB-HDT Holdings, Inc. – Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. – Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. – Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. – Preferred Stock	08/23/2017
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Elah Holdings, Inc. – Common Stock	05/09/2018
Heligear Acquisition Co. – 1st Lien/Senior Secured Debt	09/30/2014
Iracore International Holdings, Inc. – Common Stock	04/13/2017
Kawa Solar Holdings Limited – Common Stock	08/17/2016
Kawa Solar Holdings Limited – Preferred Stock	10/25/2016
NTS Communications, Inc. – Preferred Stock	07/22/2016
NTS Communications, Inc. – Common Stock	07/22/2016
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Yasso, Inc. – Common Stock	03/23/2017

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

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018 the aggregate fair value of these securities is $123,145 or 9.17% of the Company’s total assets.

(8)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.
(9)	The investment is on non-accrual status as of September 30, 2018.
(10)	Non-income producing security.
(11)

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

(12)	Position or portion thereof unsettled as of September 30, 2018.
(13)	The rate shown is the annualized seven-day yield as of September 30, 2018.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)

Bank of America, N.A.	USD 81	EUR 70	10/03/2018	$–
Bank of America, N.A.	USD 285	EUR 245	11/05/2018	1
Bank of America, N.A.	USD 352	EUR 300	01/04/2019	–
Bank of America, N.A.	USD 288	EUR 245	02/05/2019	1
Bank of America, N.A.	USD 355	EUR 301	04/03/2019	–
Bank of America, N.A.	USD 308	EUR 260	05/06/2019	–
Bank of America, N.A.	USD 375	EUR 315	07/03/2019	–
Bank of America, N.A.	USD 311	EUR 260	08/05/2019	–
Bank of America, N.A.	USD 394	EUR 329	10/04/2019	–
Bank of America, N.A.	USD 324	EUR 269	11/05/2019	–
Bank of America, N.A.	USD 393	EUR 325	01/06/2020	–
Bank of America, N.A.	USD 399	EUR 327	04/06/2020	–
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	–
$2

Currency Abbreviations:

EUR – EURO

USD – U.S. Dollar

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

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either L or alternate base rate (commonly based on P), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2017.

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

(2)

Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $72,761 or 10.02% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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
(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.

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

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2018, the Company earned $545 and $2,411, respectively, in prepayment premiums and $1,371 and $2,712, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts. For the three and nine months ended September 30, 2017, the Company earned $726 and $2,538, respectively, in prepayment premiums and $696 and $4,364, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2018, the Company had two investments on non-accrual status, which represented 0.7% and 0.6% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $4) at amortized cost and at fair value, respectively. As of December 31, 2017, the Company had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,539) at amortized cost and at fair value, respectively.

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

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions”.

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2018 and December 31, 2017, the Company held an aggregate cash balance of $4,648 and $11,606, respectively. Foreign currency of $340 (acquisition cost of $340) and $0 is included in cash as of September 30, 2018 and December 31, 2017, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.

The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

To maintain its status as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2018, the Company accrued excise taxes of $428 and $1,017, respectively. As of September 30, 2018, $1,215 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2017, the Company accrued excise taxes of $383 and $1,116, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $446, respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $146 and $146, respectively. As of September 30, 2018, $592 of income taxes remained payable. For the three and nine months ended September 30, 2017, the Company did not accrue any income taxes.

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

For the three and nine months ended September 30, 2018, Management Fees amounted to $3,255 and $12,537, respectively. As of September 30, 2018, $3,255 remained payable. For the three and nine months ended September 30, 2017, Management Fees amounted to $4,369 and $13,181, respectively.

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

For the three and nine months ended September 30, 2018, the Company incurred Incentive Fees based on income of $4,962 and $13,988, respectively. As of September 30, 2018, $4,962 remained payable. For the three and nine months ended September 30, 2017, the Company incurred Incentive Fees based on income of $4,624 and $9,595, respectively. For the three and nine months ended September 30, 2018 and 2017, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $227 and $682, respectively. As of September 30, 2018, $151 remained payable. For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $213 and $594, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $3 and $11, respectively. As of September 30, 2018, $1 remained payable. For the three and nine months ended September 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $6 and $14, respectively.

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

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of the Company’s outstanding common stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of such purchase) or (ii) cause the Company’s debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. The Company entered into an agreement to renew the Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with the Company’s offering of Convertible Notes. See Notes 6 “Debt”. On June 27, 2018, the Company entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Company 10b5-1 Plan is scheduled to expire on March 18, 2019. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2018, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of September 30, 2018 and December 31, 2017, Group Inc. owned 16.13% and 16.16%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the nine months ended September 30, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of September 30, 2018	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Bolttech Mannings, Inc.	$20,569	$4,154	$–	$–	$(2,021)	$22,702	$1,273
Senior Credit Fund, LLC(1)	92,097	–	–	–	491	92,588	8,000
Total Controlled Affiliates	$112,666	$4,154	$–	$–	$(1,530)	$115,290	$9,273
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$11,539	$181,280	$(192,815)	$–	$–	$4	$37
Accuity Delivery Systems, LLC	–	13,079	–	–	306	13,385	309
CB-HDT Holdings, Inc.	19,345	1,826	–	–	2,820	23,991	428
Collaborative Imaging Holdco, LLC	–	10,074	–	–	92	10,166	468
Conergy Asia Holdings, Ltd	4,832	664	–	–	(4,432)	1,064	41
Elah Holdings, Inc.	–	2,234	–	–	–	2,234	–
Iracore International Holdings, Ltd	9,602	–	–	–	(508)	9,094	281
Kawa Solar Holdings Limited	8,918	153	(664)	9	(410)	8,006	151
NTS Communications, Inc.	51,538	6,235	–	–	(93)	57,680	6,281
Prairie Provident Resources, Inc.	1,233	–	–	–	(177)	1,056	–
Total Non-Controlled Affiliates	$107,007	$215,545	$(193,479)	$9	$(2,402)	$126,680	$7,996
Total Affiliates	$219,673	$219,699	$(193,479)	$9	$(3,932)	$241,970	$17,269

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2018 and December 31, 2017, there were $801 and $39, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $4 and $11,539, respectively) consisted of the following:

	September 30, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$616,037	$609,812	$412,534	$407,073
1st Lien/Last-Out Unitranche	137,714	132,083	279,031	273,965
2nd Lien/Senior Secured Debt	439,290	438,397	443,391	444,603
Unsecured Debt	6,389	6,389	3,900	3,900
Preferred Stock	14,951	17,607	11,750	12,836
Common Stock	35,650	21,444	32,717	23,839
Investment Funds & Vehicles(1)	94,342	92,588	94,342	92,097
Total Investments	$1,344,373	$1,318,320	$1,277,665	$1,258,313

(1)	Includes equity investment in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	12.1%	21.9%	10.3%	17.9%
Health Care Providers & Services	10.1	18.3	7.5	13.0
Investment Funds & Vehicles	7.0	12.7	7.3	12.7
Distributors	6.7	12.1	5.1	8.9
Diversified Telecommunication Services	6.0	10.9	5.9	10.3
Media	5.7	10.3	3.3	5.7
Chemicals	5.2	9.4	4.8	8.3
Diversified Financial Services	5.0	9.1	3.1	5.4
IT Services	4.3	7.8	4.5	7.8
Electronic Equipment, Instruments & Components	4.2	7.6	4.4	7.7
Internet Software & Services	4.1	7.4	3.8	6.5
Health Care Equipment & Supplies	3.9	7.0	7.1	12.2
Aerospace & Defense	3.1	5.6	2.9	5.1
Machinery	2.3	4.1	2.6	4.6
Specialty Retail	2.2	4.0	2.3	4.1
Household Products	1.9	3.5	4.1	7.1
Air Freight & Logistics	1.9	3.4	2.0	3.4
Commercial Services & Supplies	1.7	3.1	1.6	2.8
Internet Catalog & Retail	1.6	2.9	1.7	3.0
Auto Components	1.5	2.7	1.6	2.7
Road & Rail	1.4	2.5	1.1	1.9
Professional Services	1.4	2.6	3.5	6.0
Food Products	1.3	2.4	1.5	2.5
Real Estate Management & Development	1.0	1.7	4.5	7.9
Health Care Technology	1.0	1.7	–	–
Leisure Equipment & Products	0.8	1.5	0.8	1.4
Energy Equipment & Services	0.7	1.2	0.8	1.3
Construction & Engineering	0.7	1.2	1.1	1.9
Containers & Packaging	0.5	0.8	0.7	1.1
Life Sciences Tools & Services	0.4	0.8	–	–
Capital Markets	0.2	0.3	–	–
Oil, Gas & Consumable Fuels	0.1	0.1	0.1	0.2
Total	100.0%	180.6%	100.0%	173.4%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2018	December 31, 2017
United States	97.7%	98.8%
Ireland	1.5	–
Germany	0.6	0.7
Singapore	0.1	0.4
Canada	0.1	0.1
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company invests together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents are responsible for sourcing the Senior Credit Fund’s investments. Each of the Company and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100,000. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which the Company and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. On August 24, 2018, the Company and Cal Regents, as the Members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period to December 19, 2018.

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400,000. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis as of September 30, 2018. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of September 30, 2018, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025. As of September 30, 2018 and December 31, 2017, the SPV I’s outstanding borrowings under the Asset Based Facility were $320,000 and $294,000, respectively.

As of September 30, 2018 and December 31, 2017, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	September 30, 2018		December 31, 2017
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$94,342	$100,000	$94,342
Cal Regents	100,000	94,342	100,000	94,342
Total	$200,000	$188,684	$200,000	$188,684

As of September 30, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $487,967 and $467,071, respectively. As of September 30, 2018, the Senior Credit Fund had one investment on non-accrual status. As of December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of September 30, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5,930 and $5,840, respectively. In addition, as of September 30, 2018, the Senior Credit Fund had twelve portfolio companies with unfunded commitments totaling $24,723 and as of December 31, 2017, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17,138.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Total senior secured debt(1)	$524,582	$496,582
Weighted average current interest rate on senior secured debt(2)	7.5%	7.3%
Number of borrowers in the Senior Credit Fund	35	34
Largest loan to a single borrower(1)	$29,924	$29,041

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.

Senior Credit Fund Portfolio as of September 30, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt (+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.08%	L + 5.75%; 1.00% Floor	06/16/2023	$29,924	$29,593	$29,625
A Place For Mom, Inc.	Diversified Consumer Services	5.99%	L + 3.75%; 1.00% Floor	08/10/2024	17,910	17,893	17,888
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	6.64%	L + 4.25%	06/16/2025	8,849	8,806	8,849
AMCP Clean Acquisition Company, LLC(1) (2)	Commercial Services & Supplies		L + 4.25%	06/16/2025	2,129	(5)	—
Ansira Partners, Inc.	Media	7.99%	L + 5.75%; 1.00% Floor	12/20/2022	9,272	9,202	9,226
Ansira Partners, Inc.(1)	Media	7.99%	L + 5.75%; 1.00% Floor	12/20/2022	566	136	138
ASC Acquisition Holdings, LLC(3)	Distributors	9.85%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	8,006	7,942
ASC Acquisition Holdings, LLC(1) (2) (3)	Distributors		L + 7.50%; 1.00% Floor	12/15/2021	3,750	(38)	(56)
ATX Networks Corp.	Communications Equipment	9.39% (8.39% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	15,098	15,017	14,192
ATX Networks Corp.	Communications Equipment	9.39% (8.39% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	952	934	894
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.74%	L + 4.50%; 1.00% Floor	09/11/2023	14,699	14,588	14,405
Barbri, Inc.	Media	6.35%	L + 4.25%; 1.00% Floor	12/01/2023	12,795	12,738	12,747
CST Buyer Company	Diversified Consumer Services	7.24%	L + 5.00%; 1.00% Floor	03/01/2023	18,967	18,559	18,588
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(37)	(36)
DBRS Limited	Capital Markets	7.56%	L + 5.25%; 1.00% Floor	03/04/2022	11,580	11,516	11,594
DiscoverOrg, LLC(3)	Software	6.75%	L + 4.50%; 1.00% Floor	08/25/2023	7,920	7,887	7,880
Drilling Info Holdings, Inc.	Oil & Gas	6.54%	L + 4.25%	07/30/2025	15,830	15,752	15,751
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	2,670	(13)	(13)
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	9,012	8,820	8,809
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	2,930	1,077	1,072
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	8.80%	L + 5.75%; 1.00% Floor	08/21/2023	1,175	710	708
GH Holding Company	Real Estate Management & Development	6.74%	L + 4.50%	02/28/2023	14,925	14,858	14,850
GI Revelation Acquisition LLC	Internet Software & Services	7.24%	L + 5.00%	04/16/2025	6,983	6,950	6,991
GK Holdings, Inc.	IT Services	8.39%	L + 6.00%; 1.00% Floor	01/20/2021	17,325	17,272	15,953
GlobalTranz Enterprises, Inc.	Road & Rail	6.49%	L + 4.25%	06/29/2025	17,646	17,560	17,558
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4,354	—	(22)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.74%	L + 4.50%; 1.00% Floor	06/30/2025	10,529	10,427	10,424
Halo Branded Solutions, Inc.(1)	Commercial Services & Supplies	6.78%	L + 4.50%; 1.00% Floor	06/30/2025	4,434	4,077	4,076
HC Group Holdings III, Inc.	Health Care Providers & Services	5.99%	L + 3.75%	04/07/2022	8,730	8,705	8,763
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.38%	L + 4.00%; 1.00% Floor	08/26/2022	17,807	17,660	17,451
Hygiena Borrower LLC(1)(2)(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	288	(2)	(6)
Hygiena Borrower LLC(1)(2)(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,867	(21)	(37)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.35%	L + 5.00%; 1.00% Floor	05/08/2022	13,879	13,809	13,636
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.37%	L + 4.25%; 1.00% Floor	03/10/2021	9,768	9,666	9,805
Output Services Group, Inc.(4)	Diversified Consumer Services	6.49%	L + 4.25%; 1.00% Floor	03/27/2024	7,013	6,985	7,031
Output Services Group, Inc.(1)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1,026	—	3

Senior Credit Fund Portfolio as of September 30, 2018 (Continued)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	6.49%	L + 4.25%; 1.00% Floor	10/10/2024	$9,630	$9,587	$9,630
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	6.49%	L + 4.25%; 1.00% Floor	10/10/2024	286	284	286
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.24%	L + 4.00%	06/11/2023	6,559	6,543	6,542
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3,537	(8)	(9)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.24%	L + 4.00%	06/11/2023	1,883	1,879	1,878
Professional Physical Therapy(5)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	10,921	10,283	9,065
RealD, Inc.	Media	9.74%	L + 7.50%; 1.00% Floor	03/22/2021	16,320	16,225	16,238
Regulatory DataCorp, Inc.	Diversified Financial Services	6.74%	L + 4.50%; 1.00% Floor	09/21/2022	4,975	4,975	4,875
SciQuest, Inc.	Internet Software & Services	6.24%	L + 4.00%; 1.00% Floor	12/28/2024	19,850	19,760	19,800
SMS Systems Maintenance Services, Inc.	IT Services	7.24%	L + 5.00%; 1.00% Floor	10/30/2023	14,738	14,679	11,888
Stackpath, LLC	Internet Software & Services	7.51%	L + 5.00%; 1.00% Floor	02/03/2023	16,788	16,657	16,620
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13,720	13,619	13,514
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.24%	L + 5.00%; 1.00% Floor	05/14/2021	12,757	12,674	12,662
United Seating and Mobility, LLC	Health Care Equipment & Supplies	6.99%	L + 4.75%; 1.00% Floor	05/10/2019	14,813	14,768	14,738
VRC Companies, LLC	Commercial Services & Supplies	8.74%	L + 6.50%; 1.00% Floor	03/31/2023	27,428	27,012	27,154
VRC Companies, LLC(1)	Commercial Services & Supplies	8.74%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	1,057	1,066

Total 1st Lien/Senior Secured Debt						479,081	472,626

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	10.75%	L + 8.50%; 1.00% Floor	02/23/2024	10,500	10,365	10,421
GK Holdings, Inc.	IT Services	12.64%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,930	4,920

Total 2nd Lien/Senior Secured Debt						16,295	15,341

Total Corporate Debt						495,376	487,967

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares ^^^			1.98% (6)		5,929,536	$5,930	$5,930

Total Investments in Affiliated Money Market Fund						5,930	5,930

TOTAL INVESTMENTS						$501,306	$493,897

^^^

While representing less than 5% of the portfolio company’s outstanding voting securities, the portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940.

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.92%, 2.60%, 2.40%, 2.31%, 2.26% and 2.20%, respectively. As of September 30, 2018, P was 5.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2018.

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

(3)	The Company also holds a portion of the senior secured debt in this portfolio company.
(4)	Position or portion thereof unsettled as of September 30, 2018.
(5)	The investment is on non-accrual status as of September 30, 2018.
(6)	The rate shown is the annualized seven-day yield as of September 30, 2018.

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt(+)
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14,963	$14,754	$14,738
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3,990	3,971	3,985
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8,640	8,564	8,575
Ansira Partners, Inc. (1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1,269	692	693
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10,688	10,599	10,474
ASC Acquisition Holdings, LLC (1) (2) (3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3,750	(37)	(75)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16,426	16,299	16,179
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14,812	14,687	14,535
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14,000	13,931	13,965
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16,363	16,239	16,526
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19,658	19,176	19,265
CST Buyer Company (1) (3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1,800	(43)	(36)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11,670	11,593	11,670
DiscoverOrg, LLC (2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7,980	7,942	7,900
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9,080	8,863	8,853
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2,936	400	396
FWR Holding Corporation (1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,175	119	118
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17,460	17,392	13,628
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8,798	8,768	8,875
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17,721	17,300	17,765
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15,880	15,741	15,562
Hygiena Borrower LLC (1) (3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1,667	(21)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	13,997	13,914	13,183
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10,745	10,608	10,852
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9,750	9,658	9,774
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15,689	15,568	15,649
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18,747	18,696	18,935
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6,963	6,929	6,963
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3,020	277	291
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15,759	15,390	15,404
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10,395	10,306	10,187
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7,710	7,634	7,710
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2,290	1,389	1,412
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16,639	16,516	16,431
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20,000	19,900	19,900
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10,558	10,477	10,479
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14,850	14,784	12,474
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16,915	16,765	16,746
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13,825	13,710	13,652
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12,870	12,765	12,741
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19,906	19,501	19,657
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3,523	3,452	3,480
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4,200	2,179	2,177
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1,412	1,102	1,112

Total 1st Lien/Senior Secured Debt					448,449	442,767

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9,593	9,524	9,569

Total 1st Lien/First-Out Unitranche					9,524	9,569

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	$10,500	$10,350	$10,395
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6,000	5,918	4,340

Total 2nd Lien/Senior Secured Debt					16,268	14,735

Total Corporate Debt					474,241	467,071

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares		1.21%(5)		5,839,827	$5,840	$5,840

Total Investments in Affiliated Money Market Fund					5,840	5,840

TOTAL INVESTMENTS					$480,081	$472,911

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Below is selected balance sheet information for the Senior Credit Fund as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018	As of December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$493,897	$472,911
Cash and other assets	19,829	31,826
Total assets	$513,726	$504,737

Debt (1)	$317,761	$291,515
Other liabilities	10,789	29,028
Total liabilities	$328,550	$320,543
Members’ equity	185,176	184,194
Total liabilities and members’ equity	$513,726	$504,737

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,239 and $2,485 as of September 30, 2018 and December 31, 2017, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Selected Statements of Operations Information:
Total investment income	$10,299	$9,535	$29,469	$28,140

Expenses
Interest and other debt expense	4,112	3,482	11,362	10,132
Excess loan origination and structuring fees	–	350	–	1,096
Professional fees	126	176	538	485
Administration and custodian fees	100	103	295	299
Other expenses	24	36	53	88
Total expenses	$4,362	$4,147	$12,248	$12,100
Total net income	5,937	5,388	17,221	16,040
Net realized gain (loss) on investments	–	29	–	106
Net change in unrealized appreciation (depreciation) on investments	558	(135)	(239)	(1,706)
Net increase (decrease) in members’ equity	$6,495	$5,282	$16,982	$14,440

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three and nine months ended September 30, 2018, the Company did not accrue income based on loan origination and structuring fees. For the three and nine months ended September 30, 2017, the Company accrued income based on loan origination and structuring fees of $350 and $1,096, respectively.

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

Derivative Contracts

OTC derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$431,956	• Discount Rate	9.1% – 23.4% (12.4%)
Collateral analysis:
		• Recovery Rate	93.5%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$132,083	• Discount Rate	9.7% -–16.4% (13.2%)
Collateral analysis:
		• Recovery Rate	90.0% – 100.0% (98.9%)
Comparable multiples:
		• EV/EBITDA(5)	7.8x
	2nd Lien/Senior Secured	Discounted cash flows:
	$338,961	• Discount Rate	10.4% – 18.9% (12.8%)
	Unsecured Debt	Discounted cash flows:
	$6,389	• Discount Rate	12.0%
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$17,607	• EV/EBITDA(5)	6.8x – 11.4x (7.7x)
	Common Stock	Discounted cash flows:
	$18,154	• Discount Rate	13.8% – 16.3% (14.1%)
Comparable multiples:
		• EV/Revenue	0.5x – 1.0x (0.7x)
Comparable multiples:
		• EV/EBITDA(5)	3.6x – 15.0x (6.2x)

(1)

Included within Level 3 Assets of $1,178,678 is an amount of $233,528 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy as of September 30, 2018:

Investments – Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,150	$590,662	$609,812
1st Lien/Last-Out Unitranche	–	–	132,083	132,083
2nd Lien/Senior Secured Debt	–	26,848	411,549	438,397
Unsecured Debt	–	–	6,389	6,389
Preferred Stock	–	–	17,607	17,607
Common Stock	–	1,056	20,388	21,444
Affiliated Money Market Fund	4	–	–	4
Subtotal	$4	$47,054	$1,178,678	$1,225,736
Investments measured at NAV(1)				92,588
Total				$1,318,324

(1)	Includes equity investment in the Senior Credit Fund.

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$2	$–	$2
Total	$–	$2	$–	$2

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,600	$387,473	$407,073
1st Lien/Last-Out Unitranche	–	–	273,965	273,965
2nd Lien/Senior Secured Debt	–	69,688	374,915	444,603
Unsecured Debt	–	–	3,900	3,900
Preferred Stock	–	–	12,836	12,836
Common Stock	–	1,233	22,606	23,839
Affiliated Money Market Fund	11,539	–	–	11,539
Subtotal	$11,539	$90,521	$1,075,695	$1,177,755
Investments measured at NAV(1)				92,097
Total assets				$1,269,852

(1)	Includes equity investment in the Senior Credit Fund.

The Company did not hold any derivative instruments as of December 31, 2017.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2018
1st Lien/Senior Secured Debt	$387,473	$219,622	$4	$(314)	$(17,959)	$1,836	$–	$–	$590,662
1st Lien/Last-Out Unitranche	273,965	26,224	–	(565)	(170,254)	2,713	–	–	132,083
2nd Lien/Senior Secured Debt	374,915	90,064	–	(1,041)	(72,990)	2,056	18,545	–	411,549
Unsecured Debt	3,900	2,489	–	–	–	–	–	–	6,389
Preferred Stock	12,836	3,200	–	1,571	–	–	–	–	17,607
Common Stock	22,606	3,533	1,550	(5,151)	(2,150)	–	–	–	20,388
Total assets	$1,075,695	$345,132	$1,554	$(5,500)	$(263,353)	$6,605	$18,545	$–	$1,178,678

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2018 totaled $(5,367) consisting of the following: 1st Lien/Senior Secured Debt $(314), 1st Lien/Last-Out Unitranche $(475) 2nd Lien/Senior Secured Debt $(998), Unsecured Debt $0, Preferred Stock $1,571 and Common Stock $(5,151).

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the nine months ended September 30, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2018 and December 31, 2017 was $157,310 and $119,959, respectively, based on broker quotes received by the Company.

6.	DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 225% and 233%, respectively.

The Company’s outstanding debt as of September 30, 2018 and December 31, 2017 was as follows:

	As of
	September 30, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Revolving Credit Facility(1)(2)	$695,000	$423,936	$271,064	$423,936	$620,000	$431,250	$188,750	$431,250
Convertible Notes(3)	155,000	155,000	–	149,356	115,000	115,000	–	111,276
Total Debt	$850,000	$578,936	$271,064	$573,292	$735,000	$546,250	$188,750	$542,526

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in U.S. dollar or certain other permitted currencies. As of September 30, 2018, the Company had outstanding borrowings denominated in Euros (EUR) of EUR 33,750. As of December 31, 2017, all outstanding borrowings were in USD.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $4,085 and OID net of accretion of $1,559 as of September 30, 2018, and net of unamortized debt issuance costs of $3,133 and OID net of accretion of $591 as of December 31, 2017.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2018 and the year ended December 31, 2017 was 4.03% and 3.47%, respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018, and September 17, 2018.

The aggregate committed borrowing amount under the Revolving Credit Facility is $695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus a margin of either 1.75% or 2.00%, subject to borrowing base conditions or (ii) an alternative base rate, which is the higher of the Prime Rate, Federal Funds Rate plus 0.50% or overnight LIBOR plus 1.00%, plus either 0.75% or 1.00%, subject to borrowing base conditions. Borrowings denominated in EUR bear interest (at the company’s election) of EUR LIBOR plus a margin of either 1.75% or 2.00%, subject to borrowing base conditions. The Company may elect either the LIBOR, EUR LIBOR, or an alternative base rate at the time of borrowing, and borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 21, 2023.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $500,000 plus 25% of net proceeds of the sale of equity interests after February 21, 2018, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $350,000, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $11,678 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2018 and December 31, 2017, deferred financing costs were $5,773 and $4,847, respectively.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Borrowing interest expense	$3,578	$2,746	$11,307	$7,997
Facility fees	379	313	878	780
Amortization of financing costs	337	311	982	923
Total	$4,294	$3,370	$13,167	$9,700
Weighted average interest rate	4.04%	3.30%	3.88%	3.06%
Average outstanding balance	$351,357	$330,265	$389,819	$349,395

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of unsecured Convertible Notes, which includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). The sale of the Initial Convertible Notes generated net proceeds of approximately $110,900. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes have identical terms, are fungible with and are part of the Initial Convertible Notes. The sale of the Additional Convertible Notes generated net proceeds of approximately $38,569. The Company used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

The Convertible Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as Trustee. Wells Fargo Bank, National Association and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on an initial conversion rate of 40.8397 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016 and 16.7% above the $20.99 per share closing price of our common stock on June 26, 2018. The Company will not have the right to redeem the Convertible Notes prior to maturity.

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

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the indenture governing the Convertible Notes. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC Topic 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Initial Convertible Notes and Additional Convertible Notes were approximately 99.4% and 0.6%, and 97.9% and 2.1%, respectively.

The OID equal to the equity component of the Convertible Notes was recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. The Company records interest expense comprised of both stated interest and amortization of the OID. At the time of issuance, the equity components of the Initial Convertible Notes and the

Additional Convertible Notes were $743 and $836, respectively. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the values at the time of issuance and accounted for as debt issuance costs and equity issuance costs, respectively.

As of September 30, 2018 and December 31, 2017, the components of the carrying value of the Convertible Notes were as follows:

	September 30, 2018	December 31, 2017
Principal amount of debt	$155,000	$115,000
OID, net of accretion	1,559	591
Unamortized debt issuance costs	4,085	3,133
Carrying value	$149,356	$111,276
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.75%	4.60%

For the three and nine months ended September 30, 2018 and 2017, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Borrowing interest expense	$1,739	$1,294	$4,326	$3,881
Accretion of OID	101	31	164	92
Amortization of debt issuance costs	299	189	671	562
Total	$2,139	$1,514	$5,161	$4,535

7.	DERIVATIVES

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statement of Assets and Liabilities as due to/due from broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties.

For the period from August 8, 2018 to September 30, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $2,434. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$2	$–	$2	$–	$2
Total	$2	$–	$2	$–	$2
(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and nine months ended September 30, 2018 was as follows:

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$2	$2
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$2	$2

The Company did not hold any derivative instruments during the three and nine months ended September 30, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into commitments to fund investments. As of September 30, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2018			December 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	03/31/2019	$2,540	$(51)	–	$–	$–
Continuum Managed Services LLC	06/08/2019	1,800	(36)	06/08/2019	1,800	(45)
Legacy Buyer Corp.	10/24/2019	2,500	–	10/24/2019	2,500	(37)
Businessolver.com, Inc.	05/15/2020	1,553	(31)	–	–	–
SPay, Inc.	06/15/2020	5,663	(114)	–	–	–
Hygiena Borrower LLC	06/29/2020	566	(12)	–	–	–
Diligent Corporation	08/03/2020	247	(4)	–	–	–
Gastro Health Holdco, LLC	09/04/2020	5,062	(64)	–	–	–
Elemica, Inc.	07/07/2021	6,000	(90)	07/07/2021	6,000	(105)
Associations, Inc.	07/30/2021	1,891	(24)	–	–	–
Netvoyage Corporation	03/24/2022	654	(8)	03/24/2022	654	(11)
Continuum Managed Services LLC	06/08/2022	2,220	(44)	06/08/2022	2,220	(56)
Xactly Corporation	07/29/2022	1,697	(21)	07/29/2022	1,697	(34)
Hygiena Borrower LLC	08/26/2022	380	(8)	–	–	–
Lithium Technologies, Inc.	10/03/2022	2,659	(21)	10/03/2022	1,544	(35)
Lithium Technologies, Inc.	10/03/2022	17,464	89	–	–	–
Datto, Inc.	12/07/2022	2,406	(42)	12/07/2022	2,406	(48)
Businessolver.com, Inc.	05/15/2023	1,569	(31)	–	–	–
Integral Ad Science, Inc.	07/19/2023	1,815	(36)	–	–	–
Picture Head Midco LLC	08/31/2023	2,515	(25)	–	–	–
Gastro Health Holdco, LLC	09/04/2023	2,000	(40)	–	–	–
Empirix, Inc.	09/25/2023	1,300	(23)	–	–	–
SPay, Inc.	06/17/2024	304	(6)	–	–	–
Associations, Inc.	07/30/2024	587	(7)	–	–	–
Fenergo Finance 3 Limited(3)	09/05/2024	1,742	(33)	–	–	–
Fenergo Finance 3 Limited	09/05/2024	1,182	(21)	–	–	–
iCIMS, Inc.	09/12/2024	1,868	(37)	–	–	–
Total 1st Lien/Senior Secured Debt		70,184	(740)		18,821	(371)
1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	–	–	–	12/21/2018	1,500	–
Total 1st Lien/Last-Out Unitranche		–	–		1,500	–
2nd Lien/Senior Secured Debt
Pathway Partners Vet Management Company, LLC	05/26/2020	$252	$(3)	–	$–	$–
Hygiena Borrower LLC	06/29/2020	577	(12)	–	–	–
Genesis Acquisition Co.	07/31/2020	1,777	(23)	–	–	–
Pathway Partners Vet Management Company, LLC	–	–	–	10/10/2019	6,111	(61)
ICP Industrial, Inc.	–	–	–	11/04/2019	3,800	(95)
Total 2nd Lien/Senior Secured Debt		2,606	(38)		9,911	(156)
Total		$72,790	$(778)		$30,232	$(527)

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

(3)	Unfunded commitments denominated in currencies other than USD have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2018.

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

9.	NET ASSETS

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

There were no sales of the Company’s common stock during the nine months ended September 30, 2018.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45
July 31, 2018	September 28, 2018	October 15, 2018	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	$0.45
August 1, 2017	September 29, 2017	October 16, 2017	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916
May 1, 2018	June 29, 2018	July 16, 2018	20,644

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2017 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202
May 1, 2017	June 30, 2017	July 17, 2017	18,417

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$19,019	$18,112	$54,937	$37,262
Denominator for basic and diluted earnings per share - weighted average shares outstanding	40,192,683	40,106,702	40,171,874	38,130,304
Basic and diluted earnings per share	$0.47	$0.45	$1.37	$0.98

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2018 was less than the conversion price for the Convertible Notes outstanding as of September 30, 2018. Therefore, for the three and nine months ended September 30, 2018, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive. For the three and nine months ended September 30, 2017, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Per Share Data:(1)
NAV, beginning of period	$18.09	$18.31
Net investment income (loss)	1.51	1.60
Net realized and unrealized gains (losses)	(0.13)	(0.65)
Income tax provision, realized and unrealized gain	(0.01)	–

Net increase (decrease) in net assets resulting from operations	1.37	0.95

Issuance of common stock, net of underwriting and offering costs	–	0.32
Equity component of convertible notes	0.02	–
Distributions declared from net investment income(2)	(1.35)	(1.35)

Total increase (decrease) in net assets	0.04	(0.08)

NAV, end of period	18.13	$18.23

Market price, end of period	$22.18	$22.82
Shares outstanding, end of period	40,196,049	40,109,905
Weighted average shares outstanding	40,171,874	38,130,304
Total return based on NAV(3)	7.35%	5.74%
Total return based on market value(4)	7.11%	3.04%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	728,640	$731,159
Ratio of net expenses to average net assets(5)	9.19%	7.98%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	3.25%	3.40%
Ratio of interest and other debt expenses to average net assets(6)	3.37%	2.74%
Ratio of incentive fees to average net assets(6)	2.57%	1.84%
Ratio of total expenses to average net assets(5)	9.19%	7.98%
Ratio of net investment income (loss) to average net assets(5)(7)	11.18%	11.69%
Average debt outstanding	518,152	$464,395
Average debt per share(8)	12.90	$12.18
Portfolio turnover	23%	41%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	For the nine months ended September 30, 2018 and 2017, annualized except for certain components of other income.
(8)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 30, 2018, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 15, 2019 to stockholders of record as of December 31, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2018, we originated more than $2.94 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $125 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 225% and 233%, respectively.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $11.54 million, respectively) consisted of the following:

	As of
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$616.04	$609.81	46.3%	$412.53	$407.07	32.4%
First Lien/Last-Out Unitranche	137.71	132.08	10.0	279.03	273.96	21.8
Second Lien/Senior Secured Debt	439.29	438.40	33.3	443.39	444.60	35.3
Unsecured Debt	6.39	6.39	0.5	3.90	3.90	0.3
Preferred Stock	14.95	17.61	1.3	11.75	12.84	1.0
Common Stock	35.65	21.44	1.6	32.72	23.84	1.9
Investment Funds & Vehicles	94.34	92.59	7.0	94.34	92.10	7.3

Total Investments	$1,344.37	$1,318.32	100.0%	$1,277.66	$1,258.31	100.0%

As of September 30, 2018 and December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.4%	10.7%	10.9%	11.8%
First Lien/Last-Out Unitranche(2) (3)	12.7	18.6	11.7	13.1
Second Lien/Senior Secured Debt(2)	12.0	12.0	10.5	10.5
Unsecured Debt(2)	11.6	11.6	11.8	11.8
Preferred Stock(4)	-	-	–	–
Common Stock(4)	-	-	–	–
Investment Funds & Vehicles(5)	11.2	11.4	12.0	11.9
Total Portfolio	10.8%	11.7%	10.6%	11.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.

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

As of September 30, 2018 the total portfolio weighted average yield measured at amortized cost and fair value was 10.8% and 11.7% respectively, which increased from 10.6% and 11.3%, respectively, at December 31, 2017. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by portfolio composition, borrower refinancing and one investment placed on non-accrual status, partially offset by the increase in LIBOR on our variable rate secured debt investments. Within First Lien/Last-Out Unitranche, the increase in weighted average yield at amortized cost and fair value was primarily driven by repayments and borrower refinancing. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by a higher yielding investment and the increase in LIBOR on our variable rate secured debt investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Number of portfolio companies(1)	66	56
Percentage of performing debt bearing a floating rate(2)	96.4%	96.4%
Percentage of performing debt bearing a fixed rate(2)(3)	3.6%	3.6%
Weighted average yield on debt and income producing investments, at amortized cost(4)	11.3%	11.0%
Weighted average yield on debt and income producing investments, at fair value(4)	12.1%	11.6%
Weighted average leverage (net debt/EBITDA)(5)	5.3x	5.3x
Weighted average interest coverage(5)	2.2x	2.3x
Median EBITDA(5)	$36.50 million	$40.06 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC – Selected Financial Data.”

(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.

(3)	Includes income producing preferred stock investments.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 15.5% and 11.3%, respectively, of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$29.90	2.3%	$31.28	2.5%
Grade 2	1,180.67	89.5	1,135.48	90.2
Grade 3	99.74	7.6	91.55	7.3
Grade 4	8.01	0.6	–	–

Total Investments	$1,318.32	100.0%	$1,258.31	100.0%

The decrease in investments with a grade 1 investment performance rating as of September 30, 2018 compared to December 31, 2017 was driven by the repayment of an investment with a fair value of $31.28 million as of December 31, 2017, partially offset by an investment with a fair value of $29.90 million being upgraded due to a potential exit. The increase in investments with a grade 3 investment performance rating as of September 30, 2018 compared to December 31, 2017 was driven by investments with an aggregate fair value of $9.02 million being downgraded due to declining financial performance. The increase in investments with a grade 4 investment performance rating as of September 30, 2018 compared to December 31, 2017 was driven by an investment with a fair value of $8.01 million being placed on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,335.11	99.3%	$1,276.88	99.9%
Non-accrual	9.26	0.7	0.78	0.1

Total Investments	$1,344.37	100.0%	$1,277.66	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended September 30, 2018 and 2017 by investment type:

	For the Three Months Ended
	September 30, 2018		September 30, 2017
	(in millions)
New investment commitments at cost:
Gross originations	$205.61		$254.42
Less: Syndications(1)	–		–

Net amount of new investments committed at cost:	$205.61		$254.42
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$182.30		$43.02
First Lien/Last-Out Unitranche	–		11.60
Second Lien/Senior Secured Debt	22.75		199.20
Unsecured Debt	0.56		–
Preferred Stock	–		0.60
Common Stock	–		–
Investment Funds & Vehicles	–		–

Total	$205.61		$254.42

Proceeds from investments sold or repaid(14):
First Lien/Senior Secured Debt	$7.88		$46.53
First Lien/Last-Out Unitranche	57.30		45.49
Second Lien/Senior Secured Debt	46.50		98.41
Unsecured Debt	–		–
Preferred Stock	–		–
Common Stock	–		–
Investment Funds & Vehicles	–		–

Total	$111.68		$190.43

Net increase (decrease) in portfolio	$93.93		$63.99

Number of new portfolio companies with new investment commitments(3)	7		8
Total new investment commitment amount in new portfolio companies(3)	$152.56		$128.22
Average new investment commitment amount in new portfolio companies(3)	$21.79		$16.03
Number of existing portfolio companies with new investment commitments(3)	8		3
Total new investment commitment amount in existing portfolio companies(3)	$53.06		$126.21
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5		6.3
Percentage of new debt investment commitments at floating interest rates(3) (15)	99.7%		100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5) (15)	0.3%		–%
Weighted average yield on new debt and income producing investment commitments (2) (3)	9.6	%(6)	10.1	%(10)
Weighted average yield on new investment commitments (2) (3)	9.6	%(7)	10.0	%(11)
Weighted average yield on debt and income producing investments sold or paid down(14)	11.3	%(8)	10.7	%(12)
Weighted average yield on investments sold or paid down(14)	11.2	%(9)	10.7	%(13)

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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

(14)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(15)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Total investment income	$37.98	$34.41	$110.76	$102.62
Net expenses	(15.99)	(15.08)	(49.28)	(40.51)

Net investment income (loss) before taxes	21.99	19.33	61.48	62.11
Income tax expense, including excise tax	(0.43)	(0.38)	(1.02)	(1.12)

Net investment income (loss) after taxes	21.56	18.95	60.46	60.99
Net realized gain (loss) on investments	–	(2.36)	1.78	(40.63)
Net realized gain (loss) on foreign currency transactions	(0.18)	–	(0.18)	–
Net unrealized appreciation (depreciation) on investments	(2.39)	1.52	(6.70)	16.90
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.17	–	0.17	–
Income tax provision, realized gain	–	–	(0.45)	–
Income tax provision, unrealized gain	(0.14)	–	(0.14)	–

Net increase in net assets resulting from operations	$19.02	$18.11	$54.94	$37.26

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Interest	$31.20	$28.56	$93.28	$86.86
Dividend income	3.09	2.35	8.10	7.27
Payment-in-kind	3.17	1.89	7.87	5.29
Other income	0.52	1.61	1.51	3.20

Total investment income	$37.98	$34.41	$110.76	$102.62

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $28.56 million for the three months ended September 30, 2017 to $31.20 million for the three months ended September 30, 2018. The increase is primarily driven by the increase in LIBOR on our variable rate secured debt investments and the increase in total investments. Included in interest for the three months ended September 30, 2018 and 2017 is $0.55 million and $0.73 million, respectively, in prepayment premiums, $1.37 million and $0.70 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.43 million and $0.00 million, respectively, for exit fees on investments.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $86.86 million for the nine months ended September 30, 2017 to $93.28 million for the nine months ended September 30, 2018. The increase is primarily driven by the increase in LIBOR on our variable rate secured debt investments and the increase in total investments. Included in interest for the nine months ended September 30, 2018 and 2017 is $2.41 million and $2.54 million, respectively, in prepayment premiums, $2.71 million and $4.36 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.43 million and $0.00 million, respectively, for exit fees on investments.

Dividend income

Dividend income increased from $2.35 million for the three months ended September 30, 2017 to $3.09 million for the three months ended September 30, 2018. The increase is primarily driven by the increase in dividend income earned from the Senior Credit Fund.

Dividend income increased from $7.27 million for the nine months ended September 30, 2017 to $8.10 million for the nine months ended September 30, 2018. The increase is primarily driven by the increase in dividend income earned from the Senior Credit Fund.

Payment-in-kind

Payment-in-kind income from investments increased from $1.89 million for the three months ended September 30, 2017 to $3.17 million for the three months ended September 30, 2018 primarily as a result of an increase in the number of investments earning PIK income for the three months ended September 30, 2018.

Payment-in-kind income from investments increased from $5.29 million for the nine months ended September 30, 2017 to $7.87 million for the nine months ended September 30, 2018 primarily as a result of an increase in the number of investments earning PIK income for the nine months ended September 30, 2018.

Other income

Other income decreased from $1.61 million for the three months ended September 30, 2017 to $0.52 million for the three months ended September 30, 2018 primarily as a result of the decrease in syndication income and loan origination fee income earned from the Senior Credit Fund.

Other income decreased from $3.20 million for the nine months ended September 30, 2017 to $1.51 million for the nine months ended September 30, 2018 primarily as a result of the decrease in loan origination fee income earned from the Senior Credit Fund and syndication income.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Interest and other debt expenses	$6.43	$4.88	$18.33	$14.24
Management fees	3.26	4.37	12.54	13.18
Incentive fees	4.96	4.62	13.99	9.60
Professional fees	0.58	0.51	2.31	1.44
Administration, custodian and transfer agent fees	0.23	0.22	0.69	0.61
Directors’ fees	0.12	0.18	0.33	0.52
Other expenses	0.41	0.30	1.09	0.92

Total Expenses	$15.99	$15.08	$49.28	$40.51

Interest and other debt expenses

Interest and other debt expenses increased from $4.88 million for the three months ended September 30, 2017 to $6.43 million for the three months ended September 30, 2018 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 3.30% to 4.04% and the increase in average daily borrowings under the Revolving Credit Facility from $330.27 million to $351.36 million. In addition, costs associated with the Convertible Notes increased from $1.51 million for the three months ended September 30, 2017 to $2.14 million for the three months ended September 30, 2018 due to the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Interest and other debt expenses increased from $14.24 million for the nine months ended September 30, 2017 to $18.33 million for the nine months ended September 30, 2018 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 3.06% to 3.88% and the increase in average daily borrowings under the Revolving Credit Facility from $349.40 million to $389.82 million. In addition, costs associated with the Convertible Notes increased from $4.53 million for the nine months ended September 30, 2017 to $5.16 million for the nine months ended September 30, 2018 due to the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Management Fees and Incentive Fees

Management Fees decreased from $4.37 million for the three months ended September 30, 2017 to $3.26 million for the three months ended September 30, 2018 primarily as a result of the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018. Incentive Fees for the three months ended September 30, 2018 remained relatively consistent as compared to the three months ended September 30, 2017.

Management Fees decreased from $13.18 million for the nine months ended September 30, 2017 to $12.54 million for the nine months ended September 30, 2018 primarily as a result of the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive Fees increased from $9.60 million for the nine months ended September 30, 2017 to $13.99 million for the nine months ended September 30, 2018 as a result of an increase in the Incentive Fee Cap, which was primarily due to a decrease in net capital losses on our investments.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended September 30, 2018 remained relatively consistent as compared to the three months ended September 30, 2017.

Professional fees and other general administrative expenses increased from $3.49 million for the nine months ended September 30, 2017 to $4.42 million for the nine months ended September 30, 2018 primarily due to an increase in legal fees.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Global Tel*Link Corporation	$–	$–	$0.24	$–
Iracore International Holdings, Inc.	–	–	–	(14.40)
Discover Org	–	0.14	–	0.14
P2 Upstream Acquisition Co.	–	–	(0.02)	(0.17)
Kawa Solar Holdings Limited	–	(2.49)	0.01	(2.49)
myON, LLC	–	–	1.55	–
Washington Inventory Service	–	–	–	(23.71)
Other, net	–	(0.01)	–	–

Net realized gain (loss)	$–	$(2.36)	$1.78	$(40.63)

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.45 million for the nine months ended September 30, 2018.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Change in unrealized appreciation	$3.21	$6.41	$7.25	$38.84
Change in unrealized depreciation	(5.60)	(4.89)	(13.95)	(21.94)

Net change in unrealized appreciation (depreciation) on investments	$(2.39)	$1.52	$(6.70)	$16.90

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Portfolio Company:
Artesyn Embedded Technologies, Inc.	$(0.05)	$0.75	$(0.45)	$1.78
ASC Acquisition Holdings, LLC	(0.05)	(0.02)	(0.42)	(0.07)
Avenue Stores, LLC	(0.04)	(0.04)	(0.58)	(0.11)
Bolttech Mannings, Inc.	(0.73)	(0.85)	(2.02)	(6.86)
CB-HDT Holdings, Inc.	0.71	0.81	2.82	1.25
Conergy Asia Holdings, Ltd.	–	(1.23)	(4.43)	(1.23)
Continuum Managed Services LLC – Class B	0.15	–	0.38	–

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Country Fresh Holdings, LLC	(0.20)	(0.01)	(0.39)	–
Data Driven Delivery Systems, LLC	–	–	–	(2.01)
DiscoverOrg, LLC	(0.04)	0.38	0.05	0.52
Dispensing Dynamics International	–	–	–	0.84
DiversiTech Corporation	–	–	–	(0.38)
Global Tel*Link Corporation	–	(0.04)	(0.19)	0.68
Heligear Acquisition Co.	(0.19)	(0.11)	(0.62)	(0.20)
Highwinds Capital, Inc.	–	–	–	(1.05)
Infinity Sales Group	0.46	0.32	0.67	0.51
Integrated Practice Solutions, Inc.	–	–	–	(0.54)
Iracore International Holdings, Inc.	(0.51)	–	(0.51)	13.62
Kawa Solar Holdings Limited	0.16	2.81	(0.41)	(2.65)
Legacy Buyer Corp.	(0.03)	(0.02)	0.30	0.39
MedPlast Holdings, Inc.	(0.79)	(0.01)	0.18	0.04
Mervin Manufacturing, Inc.	0.10	(0.01)	0.24	0.36
NTS Communications, Inc.	(0.90)	(0.56)	(0.09)	(3.48)
P2 Upstream Acquisition Co.	0.02	(0.03)	0.12	0.65
Perfect Commerce, LLC	–	(0.94)	–	(0.87)
Prairie Provident Resources, Inc.	0.11	(0.27)	(0.18)	(1.05)
Reddy Ice Corporation	–	(0.06)	–	0.97
Securus Technologies Holdings, Inc.	–	(0.02)	–	0.65
Senior Credit Fund, LLC	0.25	0.29	0.49	(0.03)
United Road Services, Inc.	–	0.33	–	0.45
US Med Acquisition, Inc.	(0.02)	(0.32)	(0.59)	(0.98)
Vexos, Inc.	0.33	0.17	0.62	0.31
Washington Inventory Service	–	–	–	15.03
Yasso, Inc.	(0.17)	(0.08)	(0.35)	(0.10)
Zep Inc.	(0.67)	0.29	(0.99)	0.29
Other, net(3)	(0.29)	(0.01)	(0.35)	0.17

Total	$(2.39)	$1.52	$(6.70)	$16.90

(3)

For the three and nine months ended September 30, 2018, other, net includes gross unrealized appreciation of $0.92 million and $1.38 million, respectively, and gross unrealized depreciation of $(1.21) million and $(1.73) million, respectively. For the three and nine months ended September 30, 2017, other, net includes gross unrealized appreciation of $0.26 million and $0.50 million, respectively, and gross unrealized depreciation of $(0.27) million and $(0.33) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2018 was primarily driven by the unrealized depreciation in Conergy Asia Holdings, Ltd. due to its capital condition.

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

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invest together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through SPV I, primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum. On August 24, 2018, we and Cal Regents, as the Members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period to December 19, 2018.

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

Selected Financial Data

As of September 30, 2018 and December 31, 2017, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	September 30, 2018		December 31, 2017
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	(in millions)		(in millions)
Company	$100.00	$94.34	$100.00	$94.34
Cal Regents	100.00	94.34	100.00	94.34

Total	$200.00	$188.68	$200.00	$188.68

As of September 30, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $487.97 million and $467.07 million, respectively. As of September 30, 2018, the Senior Credit Fund had one investment on non-accrual status. As of December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of September 30, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5.93 million and $5.84 million, respectively. In addition, the Senior Credit Fund had twelve portfolio companies with unfunded commitments totaling $24.72 million as of September 30, 2018 and eight portfolio companies with unfunded commitments totaling $17.14 million as of December 31, 2017.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of September 30, 2018 and December 31, 2017:

As of
	September 30, 2018	December 31, 2017
Number of portfolio companies	35	34
Total senior secured debt(1)	$524.58 million	$496.58 million
Largest loan to a single borrower(1)	$29.92 million	$29.04 million
Weighted average current interest rate on senior secured debt(2)	7.5%	7.3%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.8x	4.5x
Weighted average interest coverage(4)	2.5x	2.7x
Median EBITDA(4)	$50.55 million	$45.53 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

Senior Credit Fund Portfolio as of September 30, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
					(in millions)

1st Lien/Senior Secured Debt (+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.08%	L + 5.75%; 1.00% Floor	06/16/2023	$29.92	$29.59	$29.63
A Place For Mom, Inc.	Diversified Consumer Services	5.99%	L + 3.75%; 1.00% Floor	08/10/2024	17.91	17.89	17.89
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	6.64%	L + 4.25%	06/16/2025	8.85	8.81	8.85
AMCP Clean Acquisition Company, LLC(1) (2)	Commercial Services & Supplies		L + 4.25%	06/16/2025	2.13	(0.01)	–
Ansira Partners, Inc.	Media	7.99%	L + 5.75%; 1.00% Floor	12/20/2022	9.27	9.20	9.23
Ansira Partners, Inc.(1)	Media	7.99%	L + 5.75%; 1.00% Floor	12/20/2022	0.57	0.14	0.14
ASC Acquisition Holdings, LLC(3)	Distributors	9.85%	L + 7.50%; 1.00% Floor	12/15/2021	8.06	8.01	7.94
ASC Acquisition Holdings, LLC(1) (2) (3)	Distributors		L + 7.50%; 1.00% Floor	12/15/2021	3.75	(0.04)	(0.06)
ATX Networks Corp.	Communications Equipment	9.39% (8.39% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	0.95	0.93	0.89
ATX Networks Corp.	Communications Equipment	9.39% (8.39% Cash and 1.00% PIK)	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	15.10	15.02	14.19
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.74%	L + 4.50%; 1.00% Floor	09/11/2023	14.70	14.59	14.41
Barbri, Inc.	Media	6.35%	L + 4.25%; 1.00% Floor	12/01/2023	12.79	12.74	12.75
CST Buyer Company	Diversified Consumer Services	7.24%	L + 5.00%; 1.00% Floor	03/01/2023	18.97	18.56	18.59
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	7.56%	L + 5.25%; 1.00% Floor	03/04/2022	11.58	11.52	11.59
DiscoverOrg, LLC(3)	Software	6.75%	L + 4.50%; 1.00% Floor	08/25/2023	7.92	7.89	7.88
Drilling Info Holdings, Inc.	Oil & Gas	6.54%	L + 4.25%	07/30/2025	15.83	15.75	15.75
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	2.67	(0.01)	(0.01)
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	9.01	8.82	8.81
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	1.17	0.71	0.71
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	8.80%	L + 5.75%; 1.00% Floor	08/21/2023	2.93	1.08	1.07
GH Holding Company	Real Estate Management & Development	6.74%	L + 4.50%	02/28/2023	14.92	14.86	14.85
GI Revelation Acquisition LLC	Internet Software & Services	7.24%	L + 5.00%	04/16/2025	6.98	6.95	6.99
GK Holdings, Inc.	IT Services	8.39%	L + 6.00%; 1.00% Floor	01/20/2021	17.33	17.27	15.95
GlobalTranz Enterprises, Inc.	Road & Rail	6.49%	L + 4.25%	06/29/2025	17.65	17.56	17.56
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4.35	–	(0.02)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.74%	L + 4.50%; 1.00% Floor	06/30/2025	10.53	10.43	10.42
Halo Branded Solutions, Inc.(1)	Commercial Services & Supplies	6.78%	L + 4.50%; 1.00% Floor	06/30/2025	4.43	4.08	4.08
HC Group Holdings III, Inc.	Health Care Providers & Services	5.99%	L + 3.75%	04/07/2022	8.73	8.70	8.76
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.38%	L + 4.00%; 1.00% Floor	08/26/2022	17.81	17.66	17.45
Hygiena Borrower LLC(1) (2)(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1.87	(0.02)	(0.04)
Hygiena Borrower LLC(1) (2)(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	0.29	(0.00)	(0.01)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.35%	L + 5.00%; 1.00% Floor	05/08/2022	13.88	13.81	13.64
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.37%	L + 4.25%; 1.00% Floor	03/10/2021	9.77	9.67	9.81
Output Services Group, Inc.(4)	Diversified Consumer Services	6.49%	L + 4.25%; 1.00% Floor	03/27/2024	7.01	6.98	7.03
Output Services Group, Inc.(1)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1.03	–	0.00
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	6.49%	L + 4.25%; 1.00% Floor	10/10/2024	9.63	9.59	9.63

Senior Credit Fund Portfolio as of September 30, 2018 (Continued)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
					(in millions)
Pathway Partners Vet Management Company, LLC	Health Care Providers & Services	6.49%	L + 4.25%; 1.00% Floor	10/10/2024	$0.29	$0.28	$0.29
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.24%	L + 4.00%	06/11/2023	1.88	1.88	1.88
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3.54	(0.01)	(0.01)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.24%	L + 4.00%	06/11/2023	6.56	6.54	6.54
Professional Physical Therapy(5)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	10.92	10.28	9.07
RealD, Inc.	Media	9.74%	L + 7.50%; 1.00% Floor	03/22/2021	16.32	16.22	16.24
Regulatory DataCorp, Inc.	Diversified Financial Services	6.74%	L + 4.50%; 1.00% Floor	09/21/2022	4.97	4.97	4.87
SciQuest, Inc.	Internet Software & Services	6.24%	L + 4.00%; 1.00% Floor	12/28/2024	19.85	19.76	19.80
SMS Systems Maintenance Services, Inc.	IT Services	7.24%	L + 5.00%; 1.00% Floor	10/30/2023	14.74	14.68	11.89
Stackpath, LLC	Internet Software & Services	7.51%	L + 5.00%; 1.00% Floor	02/03/2023	16.79	16.66	16.62
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13.72	13.62	13.51
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.24%	L + 5.00%; 1.00% Floor	05/14/2021	12.76	12.67	12.66
United Seating and Mobility, LLC	Health Care Equipment & Supplies	6.99%	L + 4.75%; 1.00% Floor	05/10/2019	14.81	14.77	14.74
VRC Companies, LLC	Commercial Services & Supplies	8.74%	L + 6.50%; 1.00% Floor	03/31/2023	27.43	27.01	27.15
VRC Companies, LLC(1)	Commercial Services & Supplies	8.74%	L + 6.50%; 1.00% Floor	03/31/2022	1.41	1.06	1.07

Total 1st Lien/Senior Secured Debt						479.08	472.63

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	10.75%	L + 8.50%; 1.00% Floor	02/23/2024	10.50	10.37	10.42
GK Holdings, Inc.	IT Services	12.64%	L + 10.25%; 1.00% Floor	01/20/2022	6.00	5.93	4.92

Total 2nd Lien/Senior Secured Debt						16.30	15.34

Total Corporate Debt						495.38	487.97

^^^

While representing less than 5% of the portfolio company’s outstanding voting securities, the portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940.

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.92%, 2.60%, 2.40%, 2.31%, 2.26% and 2.20%, respectively. As of September 30, 2018, P was 5.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2018.

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

(3)	The Company also holds a portion of the senior secured debt in this portfolio company.
(4)	Position or portion thereof unsettled as of September 30, 2018.
(5)	The investment is on non-accrual status as of September 30, 2018.
(6)	The rate shown is the annualized seven-day yield as of September 30, 2018.

PIK – Payment-in-kind

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14.96	$14.75	$14.74
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3.99	3.97	3.99
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8.64	8.56	8.57
Ansira Partners, Inc.(1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10.69	10.60	10.47
ASC Acquisition Holdings, LLC(1)(2)(3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3.75	(0.04)	(0.08)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16.42	16.30	16.18
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14.81	14.69	14.54
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14.00	13.93	13.97
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16.36	16.24	16.53
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19.66	19.18	19.27
CST Buyer Company(1)(3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11.67	11.59	11.67
DiscoverOrg, LLC(2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7.98	7.94	7.90
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9.08	8.86	8.85
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1.18	0.12	0.12
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2.93	0.40	0.40
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17.46	17.39	13.63
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8.80	8.77	8.87
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17.72	17.30	17.77
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15.88	15.74	15.56
Hygiena Borrower LLC(1)(3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	14.00	13.91	13.18
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10.75	10.61	10.85
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9.75	9.66	9.77
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15.69	15.57	15.65
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18.75	18.70	18.94
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6.96	6.93	6.96
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3.02	0.28	0.29
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15.76	15.39	15.40
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10.40	10.31	10.19
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7.71	7.63	7.71
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2.29	1.39	1.41
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16.64	16.52	16.43
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20.00	19.90	19.90
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10.56	10.48	10.48
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14.85	14.78	12.47
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16.91	16.77	16.75
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13.82	13.71	13.65
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12.87	12.76	12.74

Senior Credit Fund Portfolio as of December 31, 2017 (Continued)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	$19.91	$19.50	$19.66
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3.52	3.45	3.48
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4.20	2.18	2.18
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1.41	1.10	1.11

Total 1st Lien/Senior Secured Debt					448.45	442.77

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9.59	9.52	9.57

Total 1st Lien/First-Out Unitranche					9.52	9.57

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC (2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10.50	10.35	10.39
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6.00	5.92	4.34

Total 2nd Lien/Senior Secured Debt					16.27	14.73

Total Corporate Debt					$474.24	$467.07

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

(4)	Position or portion thereof unsettled as of December 31, 2017.

Below is certain summarized balance sheet information for the Senior Credit Fund as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$493.90	$472.91
Cash and other assets	19.83	31.83

Total assets	$513.73	$504.74

Debt(1)	$317.76	$291.52
Other liabilities	10.79	29.03

Total liabilities	$328.55	$320.55

Members’ equity	$185.18	$184.19

Total liabilities and members’ equity	$513.73	$504.74

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of September 30, 2018 and December 31, 2017, which were in the amount of $2.24 million and $2.49 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in millions)
Selected Statement of Operations Information:
Total investment income	$10.30	$9.54	$29.47	$28.14

Expenses
Interest and other debt expenses	4.11	3.48	11.36	10.13
Excess loan origination and structuring fees	–	0.35	–	1.10
Professional fees	0.13	0.18	0.54	0.48
Administration and custodian fees	0.10	0.10	0.30	0.30
Other expenses	0.02	0.04	0.05	0.09

Total expenses	4.36	4.15	12.25	12.10

Net investment income (loss)	5.94	5.39	17.22	16.04

Net realized gain (loss) on investments	–	0.03	–	0.11
Net change in unrealized appreciation (depreciation) on investments	0.56	(0.14)	(0.24)	(1.71)

Net increase (decrease) in members’ equity	$6.50	$5.28	$16.98	$14.44

Debt

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The Asset Based Facility includes a maximum borrowing capacity of $400.00 million. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis as of September 30, 2018. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of September 30, 2018, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

As of September 30, 2018 and December 31, 2017, the SPV I’s outstanding borrowings under the Asset Based Facility were $320.00 million and $294.00 million, respectively. The summary information of the Asset Based Facility for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)
Borrowing interest expense	$3.69	$3.09	$10.04	$9.05
Facility fees	0.23	0.20	0.75	0.51
Amortization of financing costs	0.19	0.19	0.57	0.57
Total	$4.11	$3.48	$11.36	$10.13
Weighted average interest rate	4.9%	3.8%	4.6%	3.6%
Average outstanding balance	$301.21	$324.66	$291.51	$334.16

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “–Key Components of Operations – Leverage.” As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 225% and 233%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2018, we had cash of approximately $4.65 million, a decrease of $6.96 million from December 31, 2017. Cash provided by operating activities for the nine months ended September 30, 2018 was approximately $16.50 million, primarily driven by an increase in net assets resulting from operations of $54.94 million, proceeds from sales and principal repayments of $268.62 million, net proceeds from investment in affiliated money market of $11.54 million, and proceeds from other operating activities of $1.25, offset by purchases of investments of $319.85 million. Cash used for financing activities for the nine months ended September 30, 2018 was approximately $23.46 million, primarily driven by repayments on debt of $314.75 million, distributions paid of $52.90 million and other financing activities of $3.25 million, offset by borrowings on debt of $347.44 million.

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

Equity Issuances

There were no sales of our common stock during the nine months ended September 30, 2018.

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

In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. No purchases will be effected pursuant to the Company 10b5-1 Plan if such purchase would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our debt/equity ratio to exceed 0.75. The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. We entered into an agreement to renew the Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with our offering of Convertible Notes described below in “—Convertible Notes.” On June 27, 2018, we entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Company 10b5-1 Plan is scheduled to expire on March 18, 2019. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2018 and 2017, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2018 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916
May 1, 2018	June 29, 2018	July 16, 2018	20,644

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

The following table shows our contractual obligations as of September 30, 2018:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$423.94	$–	$–	$423.94	$–
Convertible Notes	$155.00	$–	$–	$155.00	$–

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018, and September 17, 2018.

The aggregate committed borrowing amount under the Revolving Credit Facility is $695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000.00 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) LIBOR plus a margin of either 1.75% or 2.00%, subject to borrowing base conditions or (ii) an alternative base rate, which is the higher of the Prime Rate, Federal Funds Rate plus 0.50% or overnight LIBOR plus 1.00%, plus either 0.75% or 1.00%, subject to borrowing base conditions. Borrowings denominated in EUR bear interest (at our election) or EUR LIBOR plus a margin of either 1.75% or 2.00%, subject to borrowing base conditions. We may elect either the LIBOR, EUR LIBOR, or an alternative base rate at the time of borrowing, and borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 21, 2023.

The Revolving Credit Facility may be guaranteed by certain of our domestic subsidiaries, including any that are formed or acquired by us in the future (collectively, the “Guarantors”). The Senior Credit Fund is not a Guarantor of the Revolving Credit Facility. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum shareholder’s equity of $500.00 million plus 25% of net proceeds of the sale of equity interests after February 21, 2018, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of us and our subsidiary guarantors to the secured debt of us and our subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $350.00 million, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

The Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default.

Convertible Notes

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of unsecured Convertible Notes, which included $15.00 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). The sale of the Initial Convertible Notes generated net proceeds of approximately $110.90 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

On July 2, 2018, we closed an offering of $40.00 million aggregate additional principal amount (the “Additional Convertible Notes” and, together with the Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes have identical terms, are fungible and are part of the Initial Convertible Notes. The sale of the Additional Convertible Notes generated net proceeds of approximately $38.57 million. We used the net proceeds of the offering to pay down debt under the Revolving Credit Facility.

The Convertible Notes were issued pursuant to an indenture between us and Wells Fargo Bank, National Association, as Trustee. Wells Fargo Bank, National Association and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, based on an initial conversion rate of 40.8397 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of our common stock on September 27, 2016 and 16.7% above the $20.99 per share closing price of our common stock on June 26, 2018. We will not have the right to redeem the Convertible Notes prior to maturity.

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

The Convertible Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, we intend to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, we have the option to pay the excess amount in cash or shares of our common stock (or a combination of cash and shares), subject to the requirements of the indenture governing the Convertible Notes. We have determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Initial Convertible Notes and Additional Convertible Notes were approximately 99.4% and 0.6%, and 97.9% and 2.1%, respectively.

The OID equal to the equity component of the Convertible Notes was recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. We record interest expense comprised of both stated interest and amortization of the OID. At the time of issuance, the equity component of the Initial Convertible Notes and the Additional Convertible Notes were $0.74 million and $0.84 million, respectively. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the values at the time of issuance and accounted for as debt issuance costs and equity issuance costs, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$70.18	$18.82
First Lien/Last-Out Unitranche	–	1.50
Second Lien/Senior Secured Debt	2.61	9.91

Total	$72.79	$30.23

RECENT DEVELOPMENTS

On October 30, 2018, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 15, 2019 to stockholders of record as of December 31, 2018.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2018, we had two investments on non-accrual status, which represented 0.7% and 0.6% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2017, we had one investment on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11.54 million) at amortized cost and at fair value, respectively.

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

As of September 30, 2018 and December 31, 2017, on a fair value basis, approximately 3.6% and 3.6%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.4% and 96.4%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$30.98	$(12.81)	$18.17
Up 200 basis points	20.65	(8.54)	12.11
Up 100 basis points	10.33	(4.27)	6.06
Up 75 basis points	7.74	(3.20)	4.54
Up 50 basis points	5.16	(2.13)	3.03
Up 25 basis points	2.58	(1.07)	1.51
Down 25 basis points	(2.58)	1.07	(1.51)
Down 50 basis points	(5.16)	2.13	(3.03)
Down 75 basis points	(7.74)	3.20	(4.54)
Down 100 basis points	(10.33)	4.27	(6.06)
Down 200 basis points	(13.92)	8.54	(5.38)
Down 300 basis points	(14.16)	9.65	(4.51)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met (except in connection with certain trading practices or investments), rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. At our 2018 annual meeting of stockholders held on June 15, 2018, our stockholders approved the proposal to apply the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, (1) we are now required to maintain asset coverage for our senior securities of 150% rather than 200% and (2) we and GSAM have reduced the Management Fee from 1.50% (0.375% per quarter) to 1.00% (0.25% per quarter) on the average value of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. Considerations and risks related to increased leverage include: (a) the potential for magnified gains and losses on amounts invested, (b) increased debt service costs, (c) the potential for increased Incentive Fees for GSAM and (d) fewer proceeds remaining for distributions for stockholders in the case of a liquidation event. On September 17, 2018, we entered into an amendment to the Revolving Credit Facility to, among other things, reduce the existing minimum asset coverage ratio covenant from 200% to 150%.

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

At our 2018 annual meeting of stockholders held on June 15, 2018, our stockholders approved the proposal to apply the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, (1) we are now required to maintain asset coverage for our senior securities of 150% (if certain requirements are met) rather than 200% and (2) we and GSAM have reduced the Management Fee from 1.50% (0.375% per quarter) to 1.00% (0.25% per quarter) on the average value of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. In addition, on September 17, 2018, we amended the Revolving Credit Facility to, among other things, reduce the existing minimum asset coverage ratio financial covenant from 200% to 150%.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of September 30, 2018 and (2) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of September 30, 2018, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2018 (225%) (1)	(21.64)%	(12.42)%	(3.20)%	6.02%	15.23%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(38.55)%	(23.30)%	(8.06)%	7.18%	22.43%

(1)

Based on (i) $1,343.20 million in total assets including debt issuance costs as of September 30, 2018, (ii) $578.94 million in outstanding indebtedness as of September 30, 2018, (iii) $728.64 million in net assets as of September 30, 2018, and (iv) an annualized average interest rate on our indebtedness, as of September 30, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 4.03%.

(2)

Based on (i) $2,221.55 million in total assets including debt issuance costs on a pro forma basis as of September 30, 2018, after giving effect of a hypothetical asset coverage ratio of 150%, (ii) $1,457.28 million in outstanding indebtedness on a pro forma basis as of September 30, 2018, after giving effect of a hypothetical asset coverage ratio of 150%, (iii) $728.64 million in net assets as of September 30, 2018, and (iv) an annualized average interest rate on our indebtedness, as of September 30, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 4.03%.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act, which modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements (including either stockholder approval or approval of both a majority of the directors who have no financial interest in the matter and a majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC). On May 1, 2018, our Board of Directors approved the submission to stockholders of a proposal to approve the application of the modified asset coverage requirements at the Company’s 2018 annual meeting of stockholders. On June 15, 2018, our stockholders approved the application of the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. See “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective”.

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

10.1

Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 17, 2018, among the Company, as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on September 17, 2018).

10.2

Sixth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of August 24, 2018, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on August 24, 2018).

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

GOLDMAN SACHS BDC, INC.

Date: November 1, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)