Form 10-K
period 2018-12-31
Goldman Sachs BDC, Inc.
filed 2019-02-28
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☒	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock at June 30, 2018 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2018) held by those persons deemed by the registrant to be non-affiliates was approximately $687.46 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2018 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes.

There were 40,267,216 shares of the registrant’s common stock outstanding as of February 28, 2019.

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

GOLDMAN SACHS BDC, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2018

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

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

ITEM 1.     BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2018, we have originated more than $3.09 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In describing our business, we generally use the term “middle-market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other such client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at www.GoldmanSachsBDC.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC. You may also obtain such information by contacting us, in writing at: 200 West Street New York, New York 10282, or by telephone (collect) at (212) 902-0300. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Investment Portfolio

As of December 31, 2018, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) consisted of the following:

	December 31, 2018
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$738.63	$729.60	53.0%
First Lien/Last-Out Unitranche	114.00	106.88	7.8
Second Lien/Senior Secured Debt	411.55	391.93	28.5
Unsecured Debt	6.71	6.70	0.5
Preferred Stock	16.85	21.53	1.6
Common Stock	37.82	22.34	1.6
Investment Funds & Vehicles	100.00	96.46	7.0

Total Investments	$1,425.56	$1,375.44	100.0%

As of December 31, 2018, our portfolio consisted of 136 investments in 72 portfolio companies across 33 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2018, were Software, Health Care Providers & Services, Investment Funds & Vehicles and Distributors, which represented 11.5%, 8.0%, 7.0% and 5.8%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2018 was United States 97.9%, Ireland 1.4%, Germany 0.6% and Singapore 0.1%.

As of December 31, 2018, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.4%	11.0%
First Lien/Last-Out Unitranche(2) (3)	6.0	6.5
Second Lien/Senior Secured Debt(2)	9.7	10.4
Unsecured Debt(2)	11.7	11.9
Preferred Stock(4)	–	–
Common Stock(4)	–	–
Investment Funds & Vehicles(5)	11.2	11.4
Total Portfolio	9.5%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. This calculation excludes exit fees that are receivable upon repayment of the loan.

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018:

December 31, 2018
Number of portfolio companies(1)	72
Percentage of performing debt bearing a floating rate(2)	96.6%
Percentage of performing debt bearing a fixed rate(2)(3)	3.4%
Weighted average yield on debt and income producing investments, at amortized cost(4)	10.9%
Weighted average yield on debt and income producing investments, at fair value(4)	11.3%
Weighted average leverage (net debt/EBITDA)(5)	5.6x
Weighted average interest coverage(5)	2.2x
Median EBITDA(5)	$26.87 million

(1)

Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Credit Fund, LLC—Selected Financial Data.”

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

(5)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. The weighted average net debt to EBITDA calculation for the Company includes its exposure to underlying debt investments in the Senior Credit Fund.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2018 investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 18.3% of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily London InterBank Offered Rate (“LIBOR”) plus a spread.

As of December 31, 2018, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	December 31, 2018
	Subscribed to fund	Contributed
	($ in millions)
Company	$100.00	$100.00
Cal Regents	100.00	100.00

Total	$200.00	$200.00

As of December 31, 2018, the Senior Credit Fund had total investments in senior secured debt at fair value of $451.80 million. In addition, as of December 31, 2018, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5.29 million. Additionally, as of December 31, 2018, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $17.12 million.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018:

December 31, 2018
Number of portfolio companies	32
Total senior secured debt(1)	$484.41 million
Largest loan to a single borrower(1)	$29.85 million
Weighted average current interest rate on senior secured debt(2)	7.7%
Percentage of performing debt bearing a floating rate(3)	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%
Weighted average leverage (net debt/EBITDA)(4)	4.8x
Weighted average interest coverage(4)	2.4x
Median EBITDA(4)	$52.70 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total income producing senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

Median EBITDA is based on the Senior Credit Fund’s debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of December 31, 2018, the Senior Credit Fund was invested across 20 different industries. The largest industries in the Senior Credit Fund’s portfolio, based on fair value as of December 31, 2018, were Commercial Services & Supplies, Internet Software & Services, Diversified Consumer Services and IT Services, which represented 18.0%, 9.9%, 9.5% and 7.0%, respectively, of the Senior Credit Fund’s portfolio at fair value.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. On March 23, 2015, we closed our initial public offering (“IPO”), issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.57 million. On April 21, 2015, we issued an additional 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. On May 24, 2017, we sold 3,250,000 shares of our common stock at a public offering price of $22.50 per share. Net of underwriting costs and offering expenses, we received cash proceeds of $69.65 million. On May 26, 2017, we issued an additional 487,500 shares of our common stock pursuant to the underwriters’ exercise of the option to purchase additional shares that we granted in connection with the May 24, 2017 sale of our common stock. Net of underwriting costs, we received additional cash proceeds of $10.64 million. As a result of the Conversion, subsequent share repurchases, the IPO and the follow-on equity offering completed in May 2017, as of December 31, 2018, Group Inc. owned approximately 16.12% of our common stock.

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

GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.3 trillion of assets under supervision as of December 31, 2018.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 23 investment professionals, as of December 31, 2018, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 15 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Jon Yoder, David Yu, Jordan Walter and Michael Mastropaolo, as well as three non-voting members with operational and/or legal expertise. For biographical information about the voting members of the Investment Committee, see “Item 10. Directors, Executive Officers and Corporate Governance—Biographical Information.” The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

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

We hold a 50% interest in the joint venture with Cal Regents through the Senior Credit Fund. Accordingly, when making allocation decisions between the Senior Credit Fund and us, our Investment Adviser is permitted to take into account the Senior Credit Fund, consistent with the nature of the relationship between us and the Senior Credit Fund, even though there is no formal investment advisory relationship between our Investment Adviser and the Senior Credit Fund. Consideration of the Senior Credit Fund in respect of allocation-related decisions could adversely impact the allocation of investment opportunities to us.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS PMMC and GS MMLC, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and the co-investments are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; limits on our Investment Adviser’s brokerage discretion; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser).

In connection with certain of our investments, following our Investment Adviser’s determination that the appropriate portion of an applicable investment opportunity has been offered to us and other Accounts in accordance with the Investment Adviser’s allocation policy and applicable legal requirements, including the Investment Company Act and, if applicable, the terms of the SEC exemptive order on co-investments disclosed herein (collectively, “Applicable Law”), we and/or our Investment Adviser may have the opportunity to offer all or a portion of the excess amounts of such investment opportunity to other persons or entities. These opportunities include, for example, where our Investment Adviser has determined that while it is in our best interests to acquire the full amount of an investment available to it if the alternative is to not make the investment at all, it is further in our best interests of, due to diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations, for us to hold less economic exposure to the investment than such full amount. Subject to Applicable Law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to Applicable Law, our Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors our Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether our Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether our Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with Applicable Law, include one or more investors in us, one or more investors in other funds managed by the GSAM Credit Alternatives Team, clients or potential clients of Goldman Sachs, or funds or accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as our Investment Adviser determines in its sole discretion, subject to Applicable Law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product.[1] This makes the U.S. middle market equivalent to the world’s third largest global economy on a stand-alone basis. Collectively, the U.S. middle market generates more than $6 trillion in annual revenue. The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

•

There have been secular changes in ownership structures of middle-market companies. The GSAM Private Credit Group has observed a transformation in the ownership structures of private and public companies. The number of U.S. private-equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same time period, yet the average market capitalization of listed U.S. companies has grown. The GSAM Private Credit Group believes that this has resulted in a shift in the ownership of middle-market companies and thus creating a larger market opportunity for us to provide debt capital to the companies that we expect to target.

•

There is a large amount of un-invested private equity capital for middle-market companies. There is a large amount of un-invested private equity capital for North America buyout funds. The GSAM Private Credit Group believes this creates additional capacity for us as the GSAM Private Credit Group expects private equity firms will seek to leverage their investments by combining equity capital with debt capital.

•

Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The GSAM Private Credit Group believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target.

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a more stable capital base and can therefore invest in illiquid assets.

•

It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 730 investment professionals and approximately $1.3 trillion

[1]

Estimate for 2017 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

in assets under supervision as of December 31, 2018. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle-market borrowers which the GSAM Private Credit Group believes significantly enhances its origination capability. The GSAM Private Credit Group believes that many borrowers prefer to do business with Goldman Sachs and its advised funds because of its ability to offer further services to middle-market companies as they grow in their life cycle, including financial advice, acquisition opportunities and capital markets expertise. The GSAM Private Credit Group is also able to leverage the Goldman Sachs platform to provide borrowers with access to Goldman Sachs’ broad client network, which can be utilized to find new customers and partners as they seek to grow and execute their strategic plans.

•

Evaluation of Investment Opportunities: The GSAM Private Credit Group is comprised of seasoned professionals with significant private credit investing experience. The team draws on a diverse array of skill sets, spanning fundamental credit and portfolio management, as well as legal and transactional structuring expertise. The GSAM Private Credit Group is trained in, and utilizes, proprietary investment practices and procedures developed over many decades by Goldman Sachs, including those related to performing due diligence on prospective portfolio investments and reviewing the backgrounds of potential partners. Further, Goldman Sachs is an active participant in a wide array of industries, both in service to clients operating in many different industries and acting as a principal or customer in such industries. Accordingly, Goldman Sachs houses a tremendous amount of industry knowledge and experience. Subject to internal information barriers and related limitations, the GSAM Private Credit Group is able to draw upon these industry insights and expertise as it evaluates investment opportunities.

•

Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, the GSAM Private Credit Group benefits from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. The GSAM Private Credit Group’s portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.”

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

As of December 31, 2018, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 89.3% secured debt investments (60.8% in first lien debt (including 7.8% in first lien/last-out unitranche loans) and 28.5% in second lien debt), 0.5% in unsecured debt investments, 1.6% in preferred stock, 1.6% in common stock and 7.0% in investment funds & vehicles. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt)

and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

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

Investment Committee

All investment decisions are made by the Investment Committee which consists of five voting members, Brendan McGovern, Jon Yoder, David Yu, Jordan Walter and Michael Mastropaolo, as well as three non-voting members with operational or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

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

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “—Managerial Assistance to Portfolio Companies.”

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

Our Administrator

Pursuant to our Administration Agreement, our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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

Management Agreements

Investment Management Agreement

We have entered into an investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages our investment program and related activities.

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

Management Fee

We pay the Investment Adviser a management fee (the “Management Fee”), which accrues and is payable quarterly in arrears. The Management Fee is calculated at (i) an annual rate of 1.50% (0.375% per quarter) (the “Original Rate”) through June 14, 2018 and (ii) an annual rate of 1.00% (0.25% per quarter) (the “New Rate”) thereafter, in each case, of the average value of our gross assets (excluding cash or cash equivalents (such as investments in money market funds) but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter (including any quarter during which both the Original Rate and the New Rate were in effect) will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the year ended December 31, 2018, Management Fees amounted to $15.97 million. As of December 31, 2018, $3.43 million remained payable. For the year ended December 31, 2017, Management Fees amounted to $17.83 million.

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

For the year ended December 31, 2018, we incurred Incentive Fees based on income of $13.99 million. As of December 31, 2018, $0.00 million remained payable. For the year ended December 31, 2017, we incurred Incentive Fees based on income of $12.78 million. For the years ended December 31, 2018 and 2017, we did not accrue any Incentive Fees based on capital gains.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors determined at an in person meeting held on June 15, 2018 to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2019.

For the year ended December 31, 2016, we paid our Investment Adviser a total of $26.15 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $16.84 million in Management Fees and $9.31 million in Incentive Fees. For the year ended December 31, 2017, we paid our Investment Adviser a total of $28.66 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $17.59 million in Management Fees and $11.07 million in Incentive Fees. For the year ended December 31, 2018, we paid our Investment Adviser a total of $34.35 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $17.18 million in Management Fees and $17.17 million in Incentive Fees.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of our Investment Adviser for our future success.”

Limitation of Liability of Our Investment Adviser and the Company

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200%, or 150% if certain requirements are met, immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also approved our Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

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

Information regarding how we vote proxies relating to portfolio securities during the twelve-month period ended December 31, 2018 is available upon request by writing to Goldman Sachs BDC, Inc., Attention: Katherine Schneider, Investor Relations, 200 West Street, New York, New York 10282.

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

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then investors in our common stock may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate five times since December 2016. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

We may be precluded from investing in what our Investment Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

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

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

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

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities.

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

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives investment team. The GSAM Credit Alternatives investment team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS PMMC and GS MMLC, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, after the date of the exemptive order, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

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

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS PMMC, GS MMLC and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise additional capital.

We will need to periodically access the capital markets to raise cash to fund new investments. If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To maintain our status as a RIC, among other requirements, we are required to distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder (1)	(23.59)%	(13.71)%	(3.84)%	6.04%	15.92%

(1)

Based on (i) $1,402.29 million in total assets including debt issuance costs as of December 31, 2018, (ii) $664.42 million in outstanding indebtedness as of December 31, 2018, (iii) $709.89 million in net assets as of December 31, 2018 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.10%.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount (“OID”), PIK interest and zero coupon securities).

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder, and our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2018, Group Inc. owned approximately 16.12% of our outstanding common stock. GS & Co., a wholly owned subsidiary of Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with Group Inc. to 19.9% of our outstanding common stock. Therefore, Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On December 22, 2017, President Trump signed H.R. 1 (the “Tax Cuts and Jobs Act”) into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS MMLC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC and GS MMLC. In particular, we may be unable to make a follow-on investment in a portfolio company if the existing investment was not made pursuant to the SEC exemptive order we received on January 4, 2017.

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the CFTC staff no action letter (the “BDC CFTC No-Action Letter”) imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Advisory Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

In 2015, the SEC proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the European Union at the end of the two year period on March 29, 2019, and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British Pound and/or the euro along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2018, Software, together with Internet Software & Services, represented 16.7% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

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

The energy industry has been in a period of disruption and volatility that has been characterized by fluctuations in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of our potential debt and equity investments in energy companies, which could, in turn, negatively impact the fair value of our investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our potential portfolio companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related investments as well as our cash flows from such investments.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates.”

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) into common stock) or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 16.12% of our common stock as of December 31, 2018, Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. See “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock and correspondingly increase such stockholder’s gain, or reduce such stockholder’s loss, on disposition of such shares. Distributions in excess of a stockholder’s adjusted tax basis in its shares of our common stock or preferred stock will generally constitute capital gains to such stockholder.

Stockholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, stockholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how we are treated in such jurisdiction, and (iii) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

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

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value, with a percentage limitation on the portion of the total distribution available to be received in cash. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock or preferred stock. We currently do not intend to pay distributions in shares of our common stock or preferred stock, but there can be no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We expect to be treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed under the Tax Cuts and Jobs Act for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent paid out of our current or accumulated earnings and profits.

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

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK OR PREFERRED STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

Purchases of our common stock pursuant to the Company’s 10b5-1 Plan (the “Company 10b5-1 Plan”) or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $25.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, until March 18, 2019. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our Revolving Credit Facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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

Market Information

Our common stock is traded on the NYSE under the symbol “GSBD”. Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV in the future. See “Item 1A. Risk Factors—Risks Relating to Our Securities.”

Holders

As of February 27, 2019, there were approximately 4 holders of record of our common stock (including Cede & Co.).

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To maintain our RIC status, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. We generally will be required to pay a U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98.0% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. Stockholders should read carefully any written disclosure accompanying a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Distribution Policy” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risk Factors—Risks Relating to Our Portfolio Company Investments—Risks Relating to Our Securities—We may not be able to pay you distributions on our common stock or preferred stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.”

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

The following tables summarize distributions declared during the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
Date Declared	Record Date	Payment Date	Distributions per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	0.45
July 31, 2018	September 28, 2018	October 15, 2018	0.45
October 30, 2018	December 31, 2018	January 15, 2019	0.45

Total Distributions Declared			$1.80

	Year Ended December 31, 2017
Date Declared	Record Date	Payment Date	Distributions per Share
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	0.45
August 1, 2017	September 29, 2017	October 16, 2017	0.45
October 31, 2017	December 29, 2017	January 16, 2018	0.45

Total Distributions Declared			$1.80

The distributions declared during the years ended December 31, 2018 and 2017 were derived from net investment income, determined on a tax basis. See “Item 1. Business—Dividend Reinvestment Plan” for a description of our distribution policy and obligations.

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 18, 2015 (the date our common stock commenced trading on the NYSE) to December 31, 2018 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 18, 2015, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6. SELECTED	FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Consolidated statements of operations data (in thousands):
Total investment income	$146,731	$136,781	$125,108	$118,436	$73,279
Net expenses	62,313	55,236	47,844	43,338	20,422

Net investment income (loss) before income tax expense	84,418	81,545	77,264	75,098	52,857
Income tax expense, including excise tax	1,582	1,552	1,037	518	119

Net investment income (loss) after income tax expense	82,836	79,993	76,227	74,580	52,738
Net realized and unrealized gain (loss)	(28,436)	(30,445)	(35,575)	(27,952)	(15,816)
(Provision) benefit for taxes on realized gain/loss on investments	(446)	–	–	–	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(276)	–	–	–	–

Net increase in net assets resulting from operations after income tax expense	$53,678	$49,548	$40,652	$46,628	$36,922

Per share data
Net investment income (loss) (basic and diluted)	$2.06	$2.07	$2.10	$2.14	$1.77
Earnings (basic and diluted)	$1.34	$1.28	$1.12	$1.34	$1.24
Distributions declared	$1.80	$1.80	$1.80	$1.80	$1.69

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Consolidated statements of asset and liabilities data (in thousands):
Total assets	$1,396,976	$1,298,592	$1,190,533	$1,132,759	$967,492
Total investments, at fair value	1,375,444	1,269,852	1,167,291	1,091,181	943,515
Total liabilities	687,084	572,762	525,396	444,109	392,910
Total debt, net	659,101	542,526	498,152	419,000	350,000
Total net assets	709,892	725,830	665,137	688,650	574,582
Per share data
Net asset value	$17.65	$18.09	$18.31	$18.97	$19.56

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2018, we originated more than $3.09 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities between three and ten years and range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion. In addition, part of our strategy involves a joint venture with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through its wholly owned subsidiary, SPV I, primarily in senior secured loans to middle-market companies.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

Our Revolving Credit Facility with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and the Convertible Notes allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 206% and 233%, respectively.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.0 million and $11.54 million, respectively) consisted of the following:

	As of
	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$738.63	$729.60	53.0%	$412.53	$407.07	32.4%
First Lien/Last-Out Unitranche	114.00	106.88	7.8	279.03	273.96	21.8
Second Lien/Senior Secured Debt	411.55	391.93	28.5	443.39	444.60	35.3
Unsecured Debt	6.71	6.70	0.5	3.90	3.90	0.3
Preferred Stock	16.85	21.53	1.6	11.75	12.84	1.0
Common Stock	37.82	22.34	1.6	32.72	23.84	1.9
Investment Funds & Vehicles	100.00	96.46	7.0	94.34	92.10	7.3

Total Investments	$1,425.56	$1,375.44	100.0%	$1,277.66	$1,258.31	100.0%

As of December 31, 2018 and December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.4%	11.0%	10.9%	11.8%
First Lien/Last-Out Unitranche(2) (3)	6.0	6.5	11.7	13.1
Second Lien/Senior Secured Debt(2)	9.7	10.4	10.5	10.5
Unsecured Debt(2)	11.7	11.9	11.8	11.8
Preferred Stock(4)	–	–	–	–
Common Stock(4)	–	–	–	–
Investment Funds & Vehicles(5)	11.2	11.4	12.0	11.9
Total Portfolio	9.5%	10.1%	10.6%	11.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. This calculation excludes exit fees that are receivable upon repayment of the loan.

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

As of December 31, 2018, the total portfolio weighted average yield measured at amortized cost and fair value was 9.5% and 10.1%, respectively, which decreased from 10.6% and 11.3%, respectively, at December 31, 2017. The decrease in weighted average yield at amortized cost and fair value was primarily driven by the change in portfolio composition and the placement of certain investments on non-accrual status.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
Number of portfolio companies(1)	72	56
Percentage of performing debt bearing a floating rate(2)	96.6%	96.4%
Percentage of performing debt bearing a fixed rate(2)(3)	3.4%	3.6%
Weighted average yield on debt and income producing investments, at amortized cost(4)	10.9%	11.0%
Weighted average yield on debt and income producing investments, at fair value(4)	11.3%	11.6%
Weighted average leverage (net debt/EBITDA)(5)	5.6x	5.3x
Weighted average interest coverage(5)	2.2x	2.3x
Median EBITDA(5)	$26.87 million	$40.06 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC—Selected Financial Data.”
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
(4)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(5)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. The weighted average net debt to EBITDA calculation for the Company includes its exposure to underlying debt investments in the Senior Credit Fund.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 18.3% and 11.3%, respectively, of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$87.76	6.4%	$31.28	2.5%
Grade 2	1,138.12	82.8	1,135.48	90.2
Grade 3	60.93	4.4	91.55	7.3
Grade 4	88.63	6.4	–	–

Total Investments	$1,375.44	100.0%	$1,258.31	100.0%

The increase in investments with a grade 1 investment performance rating as of December 31, 2018 compared to December 31, 2017 was driven by investments with an aggregate fair value of $87.76 million being upgraded due to potential exits, partially offset by the repayment of an investment with a fair value of $31.28 million as of December 31, 2017. The decrease in investments with a grade 3 investment performance rating as of December 31, 2018 compared to December 31, 2017 was driven by an investment with a fair value of $49.05 million downgraded to grade 4 investment performance rating due to its placement on non-accrual status, offset by investments with an aggregate fair value of $16.05 million being downgraded to grade 3 investment performance rating due to declining financial performance. The increase in investments with a grade 4 investment performance rating as of December 31, 2018 compared to December 31, 2017 was driven by investments with an aggregate fair value of $88.63 million being placed on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,306.55	91.7%	$1,276.88	99.9%
Non-accrual	119.01	8.3	0.78	0.1

Total Investments	$1,425.56	100.0%	$1,277.66	100.0%

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

The following table shows our investment activity for the years ended December 31, 2018, 2017 and 2016 by investment type:

	For the Years Ended December 31,
	2018		2017		2016
	($ in millions)
New investments committed at cost:
Gross originations	$519.71		$632.52		$337.05
Less: Syndications(1)	–		–		20.00

Net amount of new investments committed at cost:	$519.71		$632.52		$317.05
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$392.87		$177.96		$107.25
First Lien/Last-Out Unitranche	25.67		47.44		8.65
Second Lien/Senior Secured Debt	82.49		386.58		157.83
Unsecured Debt	2.22		0.40		3.10
Preferred Stock	5.10		0.60		8.79
Common Stock	5.70		2.79		–
Investment Funds & Vehicles	5.66		16.75		31.43

Total	$519.71		$632.52		$317.05

Proceeds from investments sold or repaid(14):
First Lien/Senior Secured Debt	$24.66		$166.09		$49.76
First Lien/Last-Out Unitranche	152.72		73.25		35.12
Second Lien/Senior Secured Debt	143.41		264.67		92.79
Unsecured Debt	–		–		–
Preferred Stock	–		–		21.25
Common Stock	2.15		–		–
Investment Funds & Vehicles	–		–		–

Total	$322.94		$504.01		$198.92

Net increase (decrease) in portfolio	$196.77		$128.51		$118.13

Number of new portfolio companies with new investment commitments(3)	24		28		5
Total new investment commitment amount in new portfolio companies(3)	$366.63		$459.54		$223.89
Average new investment commitment amount in new portfolio companies(3)	$15.28		$16.41		$44.78
Number of existing portfolio companies with new investment commitments(3)	21		6		7
Total new investment commitment amount in existing portfolio companies(3)	$153.08		$172.98		$93.16
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.1		6.0		5.2
Percentage of new debt investment commitments at floating interest rates(3) (15)	99.7%		99.9%		98.9%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(15)	0.3%		0.1%		1.1%
Weighted average yield on new debt and income producing investment commitments (2) (3)	10.0%	(6)	10.2%	(10)	11.5%	(10)
Weighted average yield on new investment commitments (2)(3)	9.8%	(7)	10.1%	(11)	11.1%	(11)
Weighted average yield on debt and income producing investments sold or paid down(14)	10.9%	(8)	10.7%	(12)	10.9%	(12)
Weighted average yield on investments sold or paid down(14)	10.8%	(9)	10.6%	(13)	10.9%	(13)

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and OID that occurred at the initial close of the investment.

(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
(6)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(7)

Computed based on (a) the annual actual interest rate on new investment commitments divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

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

(14)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(15)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Total investment income	$146.73	$136.78	$125.11
Net expenses	(62.31)	(55.24)	(47.85)

Net investment income (loss) before taxes	84.42	81.54	77.26
Income tax expense, including excise tax	(1.58)	(1.55)	(1.04)

Net investment income (loss) after taxes	82.84	79.99	76.22
Net realized gain (loss) on investments	1.73	(66.31)	(21.99)
Net realized gain (loss) on foreign currency transactions	(0.18)	–	–
Net unrealized appreciation (depreciation) on investments	(30.76)	35.87	(13.58)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.78	–	–
Income tax provision, realized gain	(0.45)	–	–
Income tax provision, unrealized gain	(0.28)	–	–

Net increase in net assets resulting from operations	$53.68	$49.55	$40.65

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Interest	$125.14	$115.26	$110.60
Dividend income	10.70	9.68	8.73
Payment-in-kind	8.79	7.23	1.50
Other income	2.10	4.61	4.28

Total investment income	$146.73	$136.78	$125.11

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $115.26 million for the year ended December 31, 2017 to $125.14 million for the year ended December 31, 2018, which resulted primarily from an increase in the size of our portfolio and the increase in LIBOR on our variable rate secured debt investments. Included in interest for the years ended December 31, 2018 and 2017 is $2.64 million and $2.54 million, respectively, in prepayment premiums, $3.27 million and $4.53 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $1.30 million and $0.00 million, respectively, for exit fees on investments.

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

Dividend income

Dividend income increased from $9.68 million for the year ended December 31, 2017 to $10.70 million for the year ended December 31, 2018 primarily as a result of increased distributions from the Senior Credit Fund during the year ended December 31, 2018,. The dividend income from Senior Credit Fund increased from $9.65 million for the year ended December 31, 2017 to $10.55 million for the year ended December 31, 2018.

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

Payment-in-kind

Payment-in-kind (“PIK) income from investments increased from $7.23 million for the year ended December 31, 2017 to $8.79 million for the year ended December 31, 2018. The increase is primarily driven by our investment in Bolttech Mannings, Inc, earning PIK income for an entire year, and the increase in the number of investments earning PIK income for the year ended December 31, 2018 which was partially offset by the placement of certain investments on non-accrual in the fourth quarter of 2018.

Payment-in-kind income from investments increased from $1.50 million for the year ended December 31, 2016 to $7.23 million for the year ended December 31, 2017 primarily as a result of an increase in the number of investments earning PIK income for the year ended December 31, 2017.

Other income

Other income decreased from $4.61 million for the year ended December 31, 2017 to $2.10 million for the year ended December 31, 2018 primarily due to not earning loan origination and structuring fee income from the Senior Credit Fund and syndication fee income, as well as lower amendment fee income earned.

Other income for the year ended December 31, 2017 remained relatively consistent as compared to the year ended December 31, 2016.

Expenses

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Interest and other debt expenses	$26.23	$19.61	$14.30
Management fees	15.97	17.83	17.01
Incentive fees	13.99	12.78	10.42
Professional fees	3.08	2.19	2.56
Administration, custodian and transfer agent fees	0.94	0.82	0.87
Directors’ fees	0.46	0.72	1.01
Other expenses	1.64	1.29	1.68

Total Expenses	$62.31	$55.24	$47.85

Interest and other debt expenses

Interest and other debt expense increased from $19.61 million for the year ended December 31, 2017 to $26.23 million for the year ended December 31, 2018 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 3.14% to 3.97% and the increase in average daily borrowings under the Revolving Credit Facility from $360.98 to $416.12 million. In addition, costs associated with the Convertible Notes increased from $6.04 million for the year ended December 31, 2017 to $7.32 million for the year ended December 31, 2018 due the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Interest and other debt expense increased from $14.30 million for the year ended December 31, 2016 to $19.61 million for the year ended December 31, 2017 primarily due to the interest expenses related to the Convertible Notes that were issued on October 3, 2016.

Management Fees and Incentive Fees

Management Fees decreased from $17.83 million for the year ended December 31, 2017 to $15.97 million for the year ended December 31, 2018 as a result of the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive Fees increased from $12.78 million for the year ended December 31, 2017 to $13.99 million for the year ended December 31, 2018 as a result of an increase in the Incentive Fee Cap, which is primarily due to an increase in net investment income and a decrease in net capital loss on portfolio companies.

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

Professional fees and other general and administrative expenses

Professional fees for the year ended December 31, 2018 increased from $2.19 million for the year ended December 31, 2017 to $3.08 million for the year ended December 31, 2018 primarily due to an increase in legal expenses; and other general and administrative expenses for the year ended December 31, 2018 remained relatively consistent as compared to the year ended December 31, 2017

Professional fees for the year ended December 31, 2017 remained relatively consistent as compared to the year ended December 31, 2016; and other general and administrative expenses decreased from $3.56 million for the year ended December 31, 2016 to $2.83 million for the year ended December 31, 2017 primarily due to a decrease in expenses related to the reduction in the number of directors.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Bolttech Mannings, Inc.	$–	$(25.09)	$–
Global Tel*Link Corporation	0.24	–	–
Hunter Defense Technologies	–	–	(22.12)
Iracore International Holdings, Inc.	–	(14.40)	–
myON, LLC	1.55	–	–
Washington Inventory Service	–	(23.71)	–
Other, net	(0.06)	(3.11)	0.13

Net realized gain (loss)	$1.73	$(66.31)	$(21.99)

In connection with the proceeds received from the exit of our equity investment in myON, LLC , we recorded an income tax provision of $0.45 million for the year ended December 31, 2018.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Change in unrealized appreciation	$9.08	$56.16	$37.71
Change in unrealized depreciation	(39.84)	(20.29)	(51.29)

Net change in unrealized appreciation (depreciation) on investments	$(30.76)	$35.87	$(13.58)

The change in unrealized appreciation (depreciation) on investments for years ended December 31, 2018, 2017 and 2016 consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
Portfolio Company:	(in millions)
ASC Acquisition Holdings, LLC	$(14.99)	$(0.39)	$0.82
Bolttech Mannings, Inc.	(2.35)	15.89	(14.43)
CB-HDT Holdings, Inc.	5.36	0.45	2.82
Conergy Asia Holdings, Ltd.	(4.43)	(0.87)	–
Data Driven Delivery Systems, LLC	–	(2.01)	(0.29)
Global Tel*Link Corporation	(0.19)	0.72	10.26
Iracore International Holdings, Inc.	(1.80)	13.62	(9.30)
Kawa Solar Holdings Limited	(0.35)	(3.24)	0.05
NTS Communications, Inc.	(2.44)	(3.05)	0.03
Pathway Partners Vet Management Company, LLC	–	–	–
Prairie Provident Resources, Inc.	(0.73)	(0.95)	(1.87)
Pro-Pet, LLC	(0.03)	1.75	(0.69)
Reddy Ice Corporation	–	1.56	2.72
Securus Technologies Holdings, Inc.	–	0.50	8.57
Senior Credit Fund, LLC	(1.30)	(3.05)	2.07
US Med Acquisition, Inc.	(0.46)	(1.91)	(0.09)
Washington Inventory Service	–	15.03	(11.14)
Zep Inc.	(2.02)	0.40	–
Other, net(1)	(5.03)	1.42	(3.11)

Total	$(30.76)	$35.87	$(13.58)

(1)

For the years ended December 31, 2018, 2017 and 2016 other, net includes gross unrealized appreciation of $3.72 million, $6.24 million, and $10.37 million, respectively, and gross unrealized depreciation of $8.75 million, $4.82 million, and $13.48 million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2018 was primarily driven by the unrealized depreciation in ASC Acquisition Holdings, LLC due to financial underperformance, and the unrealized depreciation in Conergy Asia Holdings, Ltd. due to its capital condition, which was partially offset by the unrealized appreciation in CB-HDT Holdings, Inc. due to improved financial performance.

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

Selected Financial Data

As of December 31, 2018 and December 31, 2017, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	December 31, 2018		December 31, 2017
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	(in millions)		(in millions)
Company	$100.00	$100.00	$100.00	$94.34
Cal Regents	100.00	100.00	100.00	94.34

Total	$200.00	$200.00	$200.00	$188.68

As of December 31, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $451.80 million and $467.07 million, respectively. As of December 31, 2018, the Senior Credit Fund had one portfolio company on non-accrual status. As of December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of December 31, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5.29 million and $5.84 million, respectively. In addition, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $17.12 million as of December 31, 2018 and eight portfolio companies with unfunded commitments totaling $17.11 million as of December 31, 2017.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of December 31, 2018 and December 31, 2017:

As of
	December 31, 2018	December 31, 2017
Number of portfolio companies	32	34
Total senior secured debt(1)	$484.41 million	$496.58 million
Largest loan to a single borrower(1)	$29.85 million	$29.04 million
Weighted average current interest rate on senior secured debt(2)	7.7%	7.3%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.8x	4.5x
Weighted average interest coverage(4)	2.4x	2.7x
Median EBITDA(4)	$52.70 million	$45.53 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total income producing senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

Median EBITDA is based on the Senior Credit Fund’s debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company of the Senior Credit Fund as of the respective reported end date. Statistics of the Senior Credit Fund’s portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt(+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.54%	L + 5.75%; 1.00% Floor	06/16/2023	$29.85	$29.53	$29.55
A Place For Mom, Inc.	Diversified Consumer Services	6.27%	L + 3.75%; 1.00% Floor	08/10/2024	17.86	17.85	17.86
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	7.05%	L + 4.25%	06/16/2025	8.83	8.79	8.70
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.93%	L + 4.25%	06/16/2025	2.13	0.83	0.80
Ansira Partners, Inc.	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	9.25	9.18	9.20
Ansira Partners, Inc.(1)	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	0.57	0.14	0.14
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	14.98	14.90	14.08
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	0.95	0.94	0.90
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.02%	L + 4.50%; 1.00% Floor	09/11/2023	14.66	14.56	14.37
Barbri, Inc.	Media	6.60%	L + 4.25%; 1.00% Floor	12/01/2023	12.49	12.43	12.17
CST Buyer Company	Diversified Consumer Services	7.52%	L + 5.00%; 1.00% Floor	03/01/2023	18.67	18.29	18.44
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1.80	(0.04)	(0.02)
DBRS Limited	Capital Markets	7.96%	L + 5.25%; 1.00% Floor	03/04/2022	11.55	11.49	11.38
DiscoverOrg, LLC(3)	Software	7.03%	L + 4.50%; 1.00% Floor	08/25/2023	7.90	7.87	7.86
Drilling Info Holdings, Inc.	Oil & Gas	6.77%	L + 4.25%	07/30/2025	17.00	16.92	16.89
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	1.46	(0.01)	(0.01)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	8.99	8.81	8.81
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1.79	1.76	1.76
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1.14	1.11	1.11
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1.17	0.42	0.42
GH Holding Company	Real Estate Management & Development	7.02%	L + 4.50%	02/28/2023	14.89	14.83	14.81
GI Revelation Acquisition LLC	Internet Software & Services	7.52%	L + 5.00%	04/16/2025	9.46	9.42	9.28
GK Holdings, Inc.	IT Services	8.80%	L + 6.00%; 1.00% Floor	01/20/2021	17.28	17.23	15.73
GlobalTranz Enterprises, Inc.	Road & Rail	6.77%	L + 4.25%	06/29/2025	21.94	21.84	21.84
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4.00	–	(0.02)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	10.50	10.40	10.19
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	4.42	4.38	4.29
HC Group Holdings III, Inc.	Health Care Providers & Services	6.27%	L + 3.75%	04/07/2022	8.71	8.68	8.60
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	17.76	17.62	17.41
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	0.29	(0.00)	(0.01)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1.87	(0.02)	(0.04)

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.53%	L + 5.00%; 1.00% Floor	05/08/2022	$13.84	$13.77	$13.62
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.63%	L + 4.25%; 1.00% Floor	03/10/2021	9.21	9.12	9.21
Output Services Group, Inc.	Diversified Consumer Services	6.77%	L + 4.25%; 1.00% Floor	03/27/2024	6.98	6.95	6.75
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1.03	–	(0.03)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	6.54	6.53	6.53
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	1.88	1.87	1.87
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3.54	(0.01)	(0.01)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	11.26	10.28	9.35
Regulatory DataCorp, Inc.	Diversified Financial Services	7.02%	L + 4.50%; 1.00% Floor	09/21/2022	4.96	4.96	4.86
SciQuest, Inc.	Internet Software & Services	6.53%	L + 4.00%; 1.00% Floor	12/28/2024	19.85	19.76	19.45
SMS Systems Maintenance Services, Inc.	IT Services	7.52%	L + 5.00%; 1.00% Floor	10/30/2023	14.70	14.64	10.92
Stackpath, LLC	Internet Software & Services	7.59%	L + 5.00%; 1.00% Floor	02/03/2023	16.70	16.58	16.03
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13.68	13.59	13.14
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.52%	L + 5.00%; 1.00% Floor	05/14/2021	12.74	12.67	12.68
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	27.36	26.97	27.09
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	1.41	0.70	0.71

Total 1st Lien/Senior Secured Debt						438.53	428.66

1st Lien/Last-Out Unitranche (5)
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	8.06	8.01	7.86

Total 1st Lien/Last-Out Unitranche						8.01	7.86

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	10.50	10.37	10.42
GK Holdings, Inc.	IT Services	13.05%	L + 10.25%; 1.00% Floor	01/20/2022	6.01	5.94	4.86

Total 2nd Lien/Senior Secured Debt						16.31	15.28

Total Corporate Debt						$462.85	$451.80

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 3.01%, 2.88%, 2.81%, 2.61%, 2.50% and 2.41%, respectively. As of December 31, 2018, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2018.

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

(3)	We also hold a portion of senior secured debt in this portfolio company.
(4)	The investment is on non-accrual status as of December 31, 2018.
(5)

In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold.

(6)	The rate shown is the annualized seven-day yield as of December 31, 2018.

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
				(in millions)
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14.96	$14.75	$14.74
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3.99	3.97	3.99
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8.64	8.56	8.57
Ansira Partners, Inc.(1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1.27	0.69	0.69
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10.69	10.60	10.47
ASC Acquisition Holdings, LLC(1)(2)(3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3.75	(0.04)	(0.08)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16.42	16.30	16.18
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14.81	14.69	14.54
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14.00	13.93	13.97
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16.36	16.24	16.53
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19.66	19.18	19.27
CST Buyer Company(1)(3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1.80	(0.04)	(0.04)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11.67	11.59	11.67
DiscoverOrg, LLC(2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7.98	7.94	7.90
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9.08	8.86	8.85
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1.18	0.12	0.12
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2.93	0.40	0.40
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17.46	17.39	13.63
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8.80	8.77	8.87
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17.72	17.30	17.77
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15.88	15.74	15.56
Hygiena Borrower LLC(1)(3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1.67	(0.02)	(0.03)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	14.00	13.91	13.18
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10.75	10.61	10.85
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	9.75	9.66	9.77
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15.69	15.57	15.65
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18.75	18.70	18.94
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6.96	6.93	6.96
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3.02	0.28	0.29
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15.76	15.39	15.40
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10.40	10.31	10.19
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7.71	7.63	7.71
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2.29	1.39	1.41
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16.64	16.52	16.43
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20.00	19.90	19.90
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10.56	10.48	10.48
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14.85	14.78	12.47
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16.91	16.77	16.75
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13.82	13.71	13.65
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12.87	12.76	12.74

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	$19.91	$19.50	$19.66
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3.52	3.45	3.48
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4.20	2.18	2.18
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1.41	1.10	1.11

Total 1st Lien/Senior Secured Debt					448.45	442.77

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9.59	9.52	9.57

Total 1st Lien/First-Out Unitranche					9.52	9.57

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC (2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10.50	10.35	10.39
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6.00	5.92	4.34

Total 2nd Lien/Senior Secured Debt					16.27	14.73

Total Corporate Debt					$474.24	$467.07

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

(4)	Position or portion thereof unsettled as of December 31, 2017.

PIK – Payment-In-Kind

Below is certain summarized balance sheet information for the Senior Credit Fund as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$457.09	$472.91
Cash and other assets	42.85	31.83

Total assets	$499.94	$504.74

Debt(1)	$298.34	$291.52
Other liabilities	8.69	29.03

Total liabilities	$307.03	$320.55

Members’ equity	$192.91	$184.19

Total liabilities and members’ equity	$499.94	$504.74

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of December 31, 2018 and December 31, 2017, which were in the amount of $2.16 million and $2.49 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in millions)
Selected Statement of Operations Information:
Total investment income	$39.13	$37.68	$25.53
Expenses
Interest and other debt expenses	15.60	13.45	9.10
Excess loan origination and structuring fees	–	1.31	2.31
Professional fees	0.69	0.62	0.43
Administration and custodian fees	0.40	0.40	0.35
Other expenses	0.07	0.15	0.10

Total expenses	16.76	15.93	12.29

Net investment income (loss)	22.37	21.75	13.24
Net realized gain (loss) on investments	–	0.11	(0.02)
Net change in unrealized appreciation (depreciation) on investments	(3.87)	(8.65)	4.07

Net increase (decrease) in members’ equity	$18.50	$13.21	$17.29

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. Through the investment period of December 19, 2018, the SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120.00 million on a committed basis. After the investment period, the SPV I Revolving Credit Facility consisted of a $20.50 million fully drawn loan and no additional borrowings are available under it. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of December 31, 2018, the SPV I Term Loan Facility consisted of a $240.00 million fully drawn term loan and the SPV I Class B Facility consisted of a $40.00 million fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

As of December 31, 2018, 2017 and 2016, the SPV I’s outstanding borrowings under the Asset Based Facility were $300.50 million, $294.00 million and $303.25 million, respectively. The summary information of the Asset Based Facility for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
		(in millions)
Borrowing interest expense	$13.89	$11.92	$7.04
Facility fees	0.94	0.76	0.73
Amortization of financing costs	0.77	0.77	0.69

Total	$15.60	$13.45	$8.46

Weighted average interest rate	4.69%	3.68%	3.24%
Average outstanding balance	$295.88	$324.25	$217.19

The Senior Credit Fund had entered into a revolving credit facility (the “Subscription Facility”) with Versailles Assets LLC as lender, and with Natixis as the facility agent. The Subscription Facility provided for borrowings in an aggregate amount up to $50.00 million on a committed basis. The Senior Credit Fund’s obligations to Natixis and the lenders were secured by the unfunded subscriptions of us and Cal Regents, proceeds of such subscriptions and certain other assets. On September 30, 2016, the Senior Credit Fund paid in full all loans outstanding and the Subscription Facility was terminated. In connection thereof, the related documents governing the Subscription Facility were also terminated. The summary information of the Subscription Facility for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
			(in millions)
Borrowing interest expense	$	N/A	$	N/A	$0.50
Facility fees		N/A		N/A	0.04
Amortization of financing costs		N/A		N/A	0.09

Total	$	N/A	$	N/A	$0.63

Weighted average interest rate		N/A		N/A	2.47%
Average outstanding balance	$	N/A	$	N/A	$20.12

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 206% and 233%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into commitments either verbally or through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2018, we had cash of approximately $6.11 million, a decrease of $5.49 million from December 31, 2017. Cash used by operating activities for year ended December 31, 2018 was approximately $49.24 million, primarily driven by an increase in net assets resulting from operations of $53.68 million, proceeds from sales and principal repayments of $321.72 million, proceeds from other operating activities of $13.90 million and proceeds from net sale of investments in affiliated money market fund of $11.54 million, offset by purchases of investments of $450.08 million.. Cash provided by financing activities for the year ended December 31, 2018 was approximately $43.75 million, primarily driven by repayments on debt of $365.75 million, distributions paid of $70.37 million and other financing activities of $4.05 million, offset by borrowings on debt of $483.92 million.

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

Equity Issuances

There were no sales of our common stock during the year ended December 31, 2018.

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

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the years ended December 31, 2018, 2017 and 2016, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2018 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916
May 1, 2018	June 29, 2018	July 16, 2018	20,644
August 1, 2018	September 28, 2018	October 15, 2018	31,576

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

The following table shows our contractual obligations as of December 31, 2018:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 –5 Years	More Than 5 Years
Revolving Credit Facility	$470.75	$–	$–	$470.75	$–
Revolving Credit Facility	€33.75	€–	€–	€33.75	€–
Convertible Notes	$155.00	$–	$–	$155.00	$–

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

As of December 31, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of December 31, 2018 and 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2018	December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$94.40	$18.82
First Lien/Last-Out Unitranche	–	1.50
Second Lien/Senior Secured Debt	2.35	9.91

Total	$96.75	$30.23

RECENT DEVELOPMENTS

On February 20, 2019, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 15, 2019 to holders of record as of March 29, 2019.

In February 2019, our Board of Directors approved a new common stock repurchase plan (the “New Company 10b5-1 Plan”), which provides for us to repurchase of up to $25.00 million of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the New Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the New Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The New Company 10b5-1 Plan takes effect on March 18, 2019, expires on March 18, 2020 and purchases thereunder will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

Effective February 22, 2019, we entered into certain agreements with the new parent company of the operating subsidiaries of ASC Acquisition Holdings, LLC whereby we invested $19.00 million and exchanged our second lien debt and first lien/last-out unitranche debt for preferred equity and common equity. The transaction resulted in a realized loss of approximately $24.83 million on the second lien debt investment relative to our amortized cost basis. As a result of these agreements, our investment in ASC Acquisition Holdings, LLC was taken off of non-accrual status effective February 22, 2019.

On February 27, 2019, we entered into a joinder agreement with MUFG Union Bank, N.A. (the “MUFG Joinder Agreement”), pursuant to which MUFG Union Bank, N.A. agreed to provide a $100.00 million commitment through the accordion feature in the Revolving Credit Facility. The MUFG Joinder Agreement increased the aggregate commitments under the Revolving Credit Facility from $695.00 million to $795.00 million.

On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. Following the distribution of underlying assets and liabilities held by the Senior Credit Fund to its members, including us, the pro-rata portion of such assets and liabilities received by us will become our assets and liabilities and will be directly included in our financial statements and notes thereto, and will also be included for purposes of determining our asset coverage ratio. There can be no assurance that the liquidation of the Senior Credit Fund and related transactions will be effectuated, and such transactions will remain subject to any requisite approvals.

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis, which is the date when we assume the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2018, we had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) at amortized cost and at fair value, respectively. As of December 31, 2017, we had a certain investment held in one portfolio company on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11.54 million) at amortized cost and at fair value, respectively.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To maintain our tax treatment as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

Federal Income Taxes

As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. We generally will be required to pay a U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

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

As of December 31, 2018 and 2017, on a fair value basis, approximately 3.4% and 3.6%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.6% and 96.4%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$30.11	$(14.18)	$15.93
Up 200 basis points	20.07	(9.45)	10.62
Up 100 basis points	10.04	(4.73)	5.31
Up 75 basis points	7.53	(3.54)	3.99
Up 50 basis points	5.02	(2.36)	2.66
Up 25 basis points	2.51	(1.18)	1.33
Down 25 basis points	(2.51)	1.18	(1.33)
Down 50 basis points	(5.02)	2.36	(2.66)
Down 75 basis points	(7.53)	3.54	(3.99)
Down 100 basis points	(10.04)	4.73	(5.31)
Down 200 basis points	(16.47)	9.45	(7.02)
Down 300 basis points	(16.85)	11.83	(5.02)

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

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian, agent banks, transfer agent and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2019

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 - Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Middle Market Lending Corp.

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,155,641 and $1,053,226, respectively)	$1,129,036	$1,050,179
Non-controlled affiliated investments (cost of $143,700 and $109,528, respectively)	126,089	95,468
Controlled affiliated investments (cost of $126,217 and $114,911, respectively)	120,319	112,666
Investments in affiliated money market fund (cost of $0 and $11,539, respectively)	–	11,539
Cash	6,113	11,606
Receivable for investments sold	47	–
Unrealized appreciation on foreign currency forward contracts	89	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,969	8,302
Dividend receivable from controlled affiliated investments	2,550	2,400
Other income receivable from controlled affiliated investments	–	1,308
Deferred financing costs	5,436	4,847
Deferred offering costs	165	275
Other assets	163	2

Total assets	$1,396,976	$1,298,592

Liabilities
Debt (net of debt issuance costs of $5,318 and $3,724, respectively)	$659,101	$542,526
Interest and other debt expenses payable	2,428	1,688
Management fees payable	3,434	4,647
Incentive fees payable	–	3,180
Distribution payable	18,102	18,059
Accrued offering costs	2	289
Accrued expenses and other liabilities	4,017	2,373

Total liabilities	$687,084	$572,762

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,227,625 and 40,130,665 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	40	40
Paid-in capital in excess of par	802,216	799,936
Distributable earnings	(90,943)	(72,725)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$709,892	$725,830

TOTAL LIABILITIES AND NET ASSETS	$1,396,976	$1,298,592

Net asset value per share	$17.65	$18.09

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$122,600	$113,402	$109,568
Payment-in-kind	761	–	–
Dividend income	–	–	2,107
Other income	2,064	3,273	2,058

Total investment income from non-controlled/non-affiliated investments	125,425	116,675	113,733
From non-controlled affiliated investments:
Payment-in-kind	6,235	7,198	1,503
Interest income	2,545	1,861	1,026
Dividend income	148	27	46
Other income	37	25	13

Total investment income from non-controlled affiliated investments	8,965	9,111	2,588
From controlled affiliated investments:
Payment-in-kind	1,791	37	–
Dividend income	10,550	9,650	6,575
Other income	–	1,308	2,212

Total investment income from controlled affiliated investments	12,341	10,995	8,787

Total investment income	$146,731	$136,781	$125,108

Expenses:
Interest and other debt expenses	$26,232	$19,607	$14,299
Management fees	15,971	17,828	17,012
Incentive fees	13,988	12,775	10,422
Professional fees	3,083	2,194	2,563
Administration, custodian and transfer agent fees	936	824	865
Directors’ fees	461	716	1,012
Other expenses	1,642	1,292	1,671

Total expenses	$62,313	$55,236	$47,844

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$84,418	$81,545	$77,264

Income tax expense, including excise tax	$1,582	$1,552	$1,037

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$82,836	$79,993	$76,227

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1,722	$(63,821)	$(21,994)
Non-controlled affiliated investments	9	(2,492)	–
Foreign currency forward contracts	7	–	–
Foreign currency transactions	(189)	–	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(23,558)	47,363	(21,154)
Non-controlled affiliated investments	(3,551)	(8,448)	5,501
Controlled affiliated investments	(3,653)	(3,047)	2,072
Foreign currency forward contracts	89	–	–
Foreign currency translations	688	–	–

Net realized and unrealized gains (losses)	$(28,436)	$(30,445)	$(35,575)

(Provision) benefit for taxes on realized gain/loss on investments	$(446)	$–	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(276)	–	–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$53,678	$49,548	$40,652

Net investment income (loss) per share (basic and diluted)	$2.06	$2.07	$2.10
Earnings per share (basic and diluted)	$1.34	$1.28	$1.12
Weighted average shares outstanding	40,184,715	38,633,652	36,317,131

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$82,836	$79,993	$76,227
Net realized gain (loss)	1,549	(66,313)	(21,994)
Net change in unrealized appreciation (depreciation)	(29,985)	35,868	(13,581)
(Provision) benefit for taxes on realized gain/loss on investments	(446)	–	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(276)	–	–

Net increase (decrease) in net assets resulting from operations	$53,678	$49,548	$40,652

Distributions to stockholders from:
Distributable earnings	$(72,339)	$(70,504)	$(65,373)

Total distributions to stockholders	$(72,339)	$(70,504)	$(65,373)

Capital transactions:
Issuance of common stock, net of offering and underwriting costs (0, 3,737,500 and 0, respectively)	$–	$80,288	$–
Equity component of convertible notes	799	–	717
Reinvestment of stockholder distributions (96,960, 61,503 and 24,780 shares, respectively)	1,924	1,361	491

Net increase (decrease) in net assets resulting from capital transactions	$2,723	$81,649	$1,208

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(15,938)	$60,693	$(23,513)

Net assets at beginning of period	$725,830	$665,137	$688,650

Net assets at end of period	$709,892	$725,830	$665,137

Distributions declared per share	$1.80	$1.80	$1.80

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$53,678	$49,548	$40,652
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(450,078)	(569,463)	(310,173)
Payment-in-kind interest capitalized	(8,672)	(7,188)	(2,045)
Investments in affiliated money market fund, net	11,539	(11,538)	10,116
Proceeds from sales of investments and principal repayments	321,717	464,259	195,363
Net realized (gain) loss on investments	(1,731)	66,313	21,994
Net change in unrealized (appreciation) depreciation on investments	30,762	(35,868)	13,581
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(90)	–	–
Amortization of premium and accretion of discount, net	(9,129)	(9,076)	(4,946)
Amortization of deferred financing and debt issuance costs	2,301	1,986	1,399
Amortization of original issue discount on convertible notes	267	117	30
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(47)	–	313
(Increase) decrease in interest and dividends receivable	1,183	(936)	1,983
(Increase) decrease in other income receivable	1,308	904	(1,531)
(Increase) decrease in other assets	(161)	74	274
Increase (decrease) in interest and other debt expenses payable	661	179	1,130
Increase (decrease) in management fees payable	(1,213)	241	168
Increase (decrease) in incentive fees payable	(3,180)	1,706	1,114
Increase (decrease) in directors’ fees payable	–	(8)	8
Increase (decrease) in accrued expenses and other liabilities	1,644	(547)	(781)

Net cash provided by (used for) operating activities	$(49,241)	$(49,297)	$(31,351)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$–	$81,571	$–
Offering costs paid	(177)	(1,182)	(127)
Distributions paid	(70,372)	(67,433)	(64,871)
Deferred financing and debt issuance costs paid	(3,873)	(118)	(5,546)
Borrowings on debt	483,919	516,850	387,000
Repayments of debt	(365,750)	(473,350)	(303,250)

Net cash provided by (used for) financing activities	$43,747	$56,338	$13,206

Net increase (decrease) in cash	(5,494)	7,041	(18,145)
Effect of foreign exchange rate changes on cash and cash equivalents	1	–	–
Cash, beginning of year	11,606	4,565	22,710

Cash, end of year	$6,113	$11,606	$4,565

Supplemental and non-cash financing activities
Interest expense paid	$22,120	$16,340	$11,174
Accrued but unpaid excise tax expense	$1,787	$1,515	$1,031
Accrued but unpaid deferred financing and debt issuance costs	$79	$–	$60
Accrued but unpaid offering costs	$2	$289	$518
Accrued but unpaid distributions	$18,102	$18,059	$16,349
Reinvestment of stockholder distributions	$1,924	$1,361	$491
Exchange of Investments	$19,915	$65,713	$4,726

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Investments at Fair Value – 193.75% #
Corporate Debt (1) – 173.98%

1st Lien/Senior Secured Debt – 102.78%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$10,170	$9,892	$9,890
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	26,696	—	—
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	2,225	—	—
Artesyn Embedded Technologies, Inc.(5)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	18,400
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	11,788	11,650	11,671
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,938	1,012	1,017
Associations, Inc.(2) (3) (4) (6)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(7)	(6)
Avenue Stores, LLC(3)	Specialty Retail	10.62%	L + 8.00%; 1.00% Floor	09/18/2020	30,300	29,874	29,467
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,323	12,298
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	1,569	600	596
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	450	433
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,777	8,722
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	21,335	20,870	20,908
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	6,140	6,017	6,017
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,800	1,763	1,764
Continuum Managed Services LLC(2) (3) (4) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(42)	(44)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	10,934	10,752	10,769
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,395	1,382	1,342
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	37,027	36,429	36,749
Datto, Inc.(2) (4) (6)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	2,492	(39)	(19)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	3,972	3,953	3,942
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	3,843	3,825	3,815
DDS USA Holding, Inc.(2) (4) (6)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,079	(5)	(8)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€16,179	18,496	18,305
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	512	505	505
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	491	504
Diligent Corporation(2) (3) (4) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	247	(3)	(3)
Diligent Corporation(2) (3) (4) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	9,590	(120)	(120)
Elemica, Inc.(3)	Software	9.52%	L + 7.00%; 1.00% Floor	07/07/2021	41,438	40,844	40,920
Elemica, Inc.(3) (4) (6)	Software		L + 7.00%; 1.00% Floor	07/07/2021	6,000	(80)	(75)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	22,300	21,924	21,910
Empirix, Inc.(2) (3) (4) (6)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(22)	(23)
Fenergo Finance 3 Limited(2) (3) (7)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€17,800	20,344	19,986
Fenergo Finance 3 Limited(2) (3) (4) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(20)	(24)
Fenergo Finance 3 Limited(2) (3) (4) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€1,500	(29)	(59)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	10,200	10,005	9,996
Gastro Health Holdco, LLC(2) (3) (4) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(37)	(40)
Gastro Health Holdco, LLC(2) (3) (4) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	5,100	(60)	(102)
Heligear Acquisition Co.(3) (5)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,438	17,106
Hygiena Borrower LLC	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	3,769	3,719	3,694
Hygiena Borrower LLC(4) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	380	(5)	(8)
Hygiena Borrower LLC(4) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	571	(4)	(11)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	$29,895	$29,321	$29,297
iCIMS, Inc.(2) (3) (4) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(35)	(37)
Infinity Sales Group(3) (8)	Media	13.31%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	30,739	29,529
Integral Ad Science, Inc.(2) (3)	Media	9.78%	L + 7.25% (incl.1.25% PIK); 1.00% Floor	07/19/2024	23,733	23,289	23,258
Integral Ad Science, Inc.(2) (3) (4) (6)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(33)	(36)
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	11.63%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering		L + 8.00% PIK	05/26/2020	8,460	8,150	8,066
Kawa Solar Holdings Limited^ (3) (7) (10)	Construction & Engineering			05/26/2020	5,201	2,683	—
Legacy Buyer Corp.(3)	Health Care Providers & Services	10.81%	L + 8.00%; 1.00% Floor	10/24/2019	22,841	22,746	22,841
Legacy Buyer Corp.(3) (4) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(10)	—
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,194	38,187
Lithium Technologies, Inc.(2) (3) (4) (6)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(50)	(54)
Madison-Kipp Corporation(3)	Machinery	11.53%	L + 9.00%; 1.00% Floor	05/26/2020	29,879	29,677	29,805
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	12,541	12,421	12,416
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	8,900	8,725	8,722
MMIT Holdings, LLC(2) (4) (6)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	2,550	(50)	(51)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,601	8,477	8,494
Netvoyage Corporation(2) (3) (4) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(8)	(8)
Picture Head Midco LLC(2) (3)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	23,120	22,683	22,658
Picture Head Midco LLC(2) (3) (4)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	2,540	738	711
Picture Head Midco LLC(2) (3) (4) (6)	Media		L + 6.75%; 1.00% Floor	08/31/2023	2,540	(47)	(51)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	7,600	7,581	7,562
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	20,063	19,601	19,511
SPay, Inc.(2) (3)	Internet Software & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	10,300	10,109	10,042
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	815	807
SPay, Inc.(2) (3) (4) (6)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	5,720	(52)	(143)
The Merit Distribution Group, LLC(3)	Distributors	14.06%	L + 11.25%; 0.50% Floor	04/08/2021	22,375	22,071	22,207
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	11.80%	L + 9.00%; 1.00% Floor	08/13/2021	29,954	29,643	27,782
Vexos, Inc.(3)	Electronic Equipment, Instruments & Components	11.90%	L + 9.50%; 1.00% Floor	10/09/2019	36,235	36,089	35,872
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	3,683	2,776	2,774
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	175	88	88
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,274	6,272
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	19,712	19,317	19,317
Wrike, Inc.(2) (4) (6)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(32)	(32)
Xactly Corporation(2) (3)	Internet Software & Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,504	22,517
Xactly Corporation(2) (3) (4) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(25)	(25)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	8,119	8,006	7,733

Total 1st Lien/Senior Secured Debt						738,626	729,604

1st Lien/Last-Out Unitranche (11) – 15.05%
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	6,000	5,883	5,850
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,555	11,543
Mervin Manufacturing, Inc.(3)	Leisure Equipment & Products	9.94%	L + 7.50%	10/10/2019	11,165	11,120	10,746
NTS Communications, Inc.^ (3) (9)	Diversified Telecommunication Services		L + 9.00% PIK; 1.25% Floor	06/06/2019	58,747	55,968	49,054

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
NTS Communications, Inc.^ (3)	Diversified Telecommunication Services	11.81%	L + 9.00% PIK; 1.25% Floor	06/06/2019	$6,503	$6,309	$6,503
RugsUSA, LLC(2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,788	5,781
Smarsh, Inc.(2) (3)	Software	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	17,578	17,381	17,402

Total 1st Lien/Last-Out Unitranche						114,004	106,879

2nd Lien/Senior Secured Debt – 55.21%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,624	5,623
ASC Acquisition Holdings, LLC(3) (9)	Distributors		L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	30,307	29,689	21,745
ASC Acquisition Holdings, LLC (3) (9)	Distributors		L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	24,851	24,423	17,831
Bolttech Mannings, Inc.^^ (3)	Commercial Services & Supplies	10.74%	L + 8.00% PIK	11/19/2021	19,626	19,626	19,429
Country Fresh Holdings, LLC(2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,246	7,802
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	59,500	58,540	59,054
DuBois Chemicals, Inc.(2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	26,220	25,775	25,696
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,404	19,404
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	7,000	6,832	6,808
Genesis Acquisition Co.(2) (3) (4) (6)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(21)	(49)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,826	1,827
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	680	90	85
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	19,960	19,941
IHS Intermediate Inc.(3)	Health Care Providers & Services	10.74%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,880	9,350
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	5,100	5,077	4,998
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,628	21,090
MPI Products LLC(3)	Auto Components	11.71%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,924	19,700
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,615	18,623
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,339	18,207
P2 Upstream Acquisition Co.	Software	10.60%	L + 8.00%; 1.00% Floor	04/30/2021	3,500	3,486	3,325
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,027	40,833
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,219	6,060
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	8,260	8,181	8,012
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,887	14,879
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,274	21,658

Total 2nd Lien/Senior Secured Debt						411,551	391,931

Unsecured Debt – 0.94%
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		12/15/2019	3,931	3,931	3,922
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		03/05/2021	1,716	1,716	1,711
Conergy Asia & ME Pte. LTD.^ (3) (7)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						6,711	6,697

Total Corporate Debt						1,270,892	1,235,111

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value
Preferred Stock (1) – 3.03%
Accuity Delivery Systems, LLC^ (2) (3) (5) (10)	Health Care Providers & Services		97,130	$3,200	$3,840
CB-HDT Holdings, Inc.^ (3) (5) (10)	Aerospace & Defense		1,108,333	10,186	15,794
Conergy Asia Holdings, Ltd.^ (3) (5) (7) (10)	Construction & Engineering		600,000	600	—
Kawa Solar Holdings Limited^ (3) (5) (7) (9)	Construction & Engineering	8.00% PIK	58,430	778	—
NTS Communications, Inc.^ (3) (5) (10)	Diversified Telecommunication Services		263	187	—
Wine.com, LLC(2) (5) (10)	Beverages		221,072	1,900	1,900
Total Preferred Stock				16,851	21,534

Common Stock (1) – 3.15%
Bolttech Mannings, Inc.^^ (3) (5) (10)	Commercial Services & Supplies		8,000	6,591	4,434
CB-HDT Holdings, Inc.^ (3) (5) (10)	Aerospace & Defense		453,383	2,393	5,427
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (5)	Health Care Providers & Services		8,464	1,141	1,330
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (5) (7) (10)	Health Care Providers & Services		7,988	159	221
Conergy Asia Holdings, Ltd.^ (3) (5) (7) (10)	Construction & Engineering		2,000	4,700	—
Continuum Managed Services LLC – Class A(2) (3) (5) (10)	IT Services		733	732	842
Continuum Managed Services LLC – Class B(2) (3) (5) (10)	IT Services		496,698	7	268
Elah Holdings, Inc.^ (2) (3) (5) (10)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (3) (5) (10)	Energy Equipment & Services		28,898	7,003	4,418
Kawa Solar Holdings Limited^ (3) (5) (7) (10)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(2) (3) (5) (10)	Health Care Providers & Services		600	600	318
NTS Communications, Inc.^ (3) (5) (10)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (10)	Oil, Gas & Consumable Fuels		3,579,988	9,237	504
Wrike, Inc.(2) (5) (10)	Professional Services		348,478	2,165	2,165
Yasso, Inc.(2) (3) (5) (10)	Food Products		850	850	182
Total Common Stock				37,815	22,343

Portfolio Company			LLC Interest	Cost	Fair Value
Investment Funds & Vehicles (1) – 13.59%
Senior Credit Fund, LLC^^ (7)			$100,000	$100,000	$96,456

Total Investment Funds & Vehicles				100,000	96,456

TOTAL INVESTMENTS – 193.75%				$1,425,558	$1,375,444

LIABILITIES IN EXCESS OF OTHER ASSETS – (93.75%)					$(665,552)

NET ASSETS – 100.00%					$709,892

(+)  The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 3.01%, 2.88%, 2.81%, 2.61%, 2.50% and 2.41%, respectively. As of December 31, 2018, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2018.

(++) Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”).
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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

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

(5)  Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $78,879 or 11.11% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Artesyn Embedded Technologies, Inc. – 1st Lien/Senior Secured Debt	09/26/2013
Bolttech Mannings, Inc. – Common Stock	12/22/2017
CB-HDT Holdings, Inc. – Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. – Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. – Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. – Preferred Stock	08/23/2017
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Elah Holdings, Inc. – Common Stock	05/09/2018
Heligear Acquisition Co. – 1st Lien/Senior Secured Debt	09/30/2014
Iracore International Holdings, Inc. – Common Stock	04/13/2017
Kawa Solar Holdings Limited – Common Stock	08/17/2016
Kawa Solar Holdings Limited – Preferred Stock	10/25/2016
NTS Communications, Inc. – Preferred Stock	07/22/2016
NTS Communications, Inc. – Common Stock	07/22/2016
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(6)  The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(7)  The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018 the aggregate fair value of these securities is $126,214 or 9.03% of the Company’s total assets.

(8) The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.
(9) The investment is on non-accrual status as of December 31, 2018.
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

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 352	EUR 300	01/04/2019	$8
Bank of America, N.A.	USD 288	EUR 245	02/05/2019	6
Bank of America, N.A.	USD 355	EUR 301	04/03/2019	8
Bank of America, N.A.	USD 309	EUR 260	05/06/2019	7
Bank of America, N.A.	USD 375	EUR 315	07/03/2019	8
Bank of America, N.A.	USD 311	EUR 260	08/05/2019	7
Bank of America, N.A.	USD 394	EUR 329	10/04/2019	9
Bank of America, N.A.	USD 324	EUR 269	11/05/2019	7
Bank of America, N.A.	USD 393	EUR 325	01/06/2020	9
Bank of America, N.A.	USD 399	EUR 327	04/06/2020	10
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	10

				$89

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 1.77%
CB-HDT Holdings, Inc.^ (2) (4)(8)	Aerospace & Defense		1,108,333	$10,185	$12,236
Conergy Asia Holdings, Ltd.^ (2) (4)(7)(8)	Construction & Engineering		600,000	600	600
Kawa Solar Holdings Limited^(2) (4)(7)(10)	Construction & Engineering	8.00% PIK	53,968	778	—
NTS Communications, Inc.^ (2) (4)(8)	Diversified Telecommunication Services		263	187	—

Total Preferred Stock				11,750	12,836

Common Stock (1) – 3.28%
Bolttech Mannings, Inc.^^ (2) (4)(8)	Commercial Services & Supplies		8,000	$6,591	$6,591
CB-HDT Holdings, Inc.^ (2) (4)(8)	Aerospace & Defense		453,383	2,393	3,609
Conergy Asia Holdings, Ltd.^ (2) (4)(7)(8)	Construction & Engineering		2,000	4,700	3,832
Continuum Managed Services LLC – Class A(2) (3)(4)(8)	IT Services		733	733	733
Continuum Managed Services LLC – Class B(2) (3)(4)(8)	IT Services		496,698	7	7
Iracore International Holdings, Inc.^ (2) (4) (8)	Energy Equipment & Services		28,898	7,003	6,213
Kawa Solar Holdings Limited^ (2) (4) (7) (8)	Construction & Engineering		1,399,556	—	—
myON, LLC(2) (3) (4) (8)	Internet Software & Services		16,087	600	600
National Spine and Pain Centers, LLC(2) (3) (4) (8)	Health Care Providers & Services		600	600	510
NTS Communications, Inc.^ (2) (4) (8)	Diversified Telecommunication Services		595,215	3	—
Prairie Provident Resources, Inc.^^^ (7) (8)	Oil, Gas & Consumable Fuels		3,579,988	9,237	1,233
Yasso, Inc. (2) (3) (4) (8)	Food Products		850	850	511

Total Common Stock				32,717	23,839

Portfolio Company	LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 12.69%
Senior Credit Fund, LLC^^ (7)	$94,342	$94,342	$92,097

Total Investment Funds & Vehicles		94,342	92,097

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 1.59% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^	1.21%(11)	11,539,321	$11,539	$11,539

Total Investments in Affiliated Money Market Fund			11,539	11,539

TOTAL INVESTMENTS – 174.95%			$1,289,204	$1,269,852

LIABILITIES IN EXCESS OF OTHER ASSETS – (74.95%)				$(544,022)

NET ASSETS – 100.00%				$725,830

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
(2)

Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $72,761 or 10.02% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC (formerly known as My-On BDC Blocker, LLC), GSBD Blocker II, LLC and GSBD Wine I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company does not consolidate its equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the years ended December 31, 2018, 2017 and 2016, the Company earned $2,643, $2,538 and $704, respectively, in prepayment premiums and $3,265, $4,531 and $1,252, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2018, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0) at amortized cost and at fair value, respectively. As of December 31, 2017, the Company had a certain investment held in one portfolio company on non-accrual status, which represented 0.1% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $11,539) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2018 and December 31, 2017, the Company held an aggregate cash balance of $6,113 and $11,606, respectively. Foreign currency of $257 (acquisition cost of $255) and $0 is included in cash as of December 31, 2018 and December 31, 2017, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

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

Derivatives

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2018, 2017 and 2016 the Company accrued excise taxes of $1,589, $1,552 and $1,037, respectively. As of December 31, 2018, $1,787 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the years ended December 31, 2018, 2017 and 2016 the Company accrued provision for taxes on realized gains on investments of $446, $0 and $0, respectively. For the years ended December 31, 2018, 2017 and 2016 the Company accrued provision for taxes on unrealized gains on investments of $276, $0 and $0, respectively. As of December 31, 2018, $722 of income taxes remained payable. For the years ended December 31, 2017 and 2016 the Company did not accrue any income taxes.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

New Accounting Pronouncements

In October 2018, the U.S Securities Exchange Commission (“SEC”) adopted the final rule under SEC release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant duplicative, overlapping, outdated or superseded. Effective with the current reporting period, the Company is no longer required to present components of distributable earnings on the Consolidated Statements of Assets and Liabilities or the sources of distributable earnings and the amount of undistributed net investment income on the Consolidated Statements of Changes in Net Assets. Prior period information has been reclassified to conform to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported. The following provides the prior period reclassifications.

Consolidated Statements of Assets and Liabilities – The table below provides a reconciliation for previously disclosed components of distributable earnings on the Consolidated Statements of Assets and Liabilities as of December 31, 2017 to distributable earnings as of December 31, 2017 as disclosed in the current filing.

December 31, 2017
Accumulated net realized gain (loss)	$(85,451)
Accumulated undistributed net investment income	32,078
Net unrealized appreciation (depreciation) on investments	(19,352)

Distributable earnings	$(72,725)

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the years ended December 31, 2017 and 2016 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the year ended December 31, 2017	For the year ended December 31, 2016
Net investment income	$(70,504)	$(65,373)

Total distributions to stockholders	$(70,504)	$(65,373)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the years ended December 31, 2018, 2017 and 2016, Management Fees amounted to $15,971, $17,828 and $17,012, respectively. As of December 31, 2018, $3,434 remained payable.

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

For the years ended December 31, 2018, 2017 and 2016 the Company incurred Incentive Fees based on income of $13,988, $12,775 and $10,422, respectively. As of December 31, 2018, $0 remained payable. For the years ended December 31, 2018, 2017 and 2016 the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses for services provided by the Administrator and the Custodian of $920, $803 and $842, respectively. As of December 31, 2018, $234 remained payable.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses for services provided by the Transfer Agent of $16, $21 and $23, respectively. As of December 31, 2018, $2 remained payable.

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

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the years ended December 31, 2018, 2017 and 2016 the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of December 31, 2018 and December 31, 2017, Group Inc. owned 16.12% and 16.16%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2018	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Bolttech Mannings, Inc.	$20,569	$5,648	$–	$–	$(2,354)	$23,863	$1,791
Senior Credit Fund, LLC(1)	92,097	5,658	–	–	(1,299)	96,456	10,550

Total Controlled Affiliates	$112,666	$11,306	$–	$–	$(3,653)	$120,319	$12,341

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$11,539	$243,137	$(254,676)	$–	$–	$–	$53
Accuity Delivery Systems, LLC	–	13,092	–	–	638	13,730	568
CB-HDT Holdings, Inc.	19,345	2,148	–	–	5,361	26,854	589
Collaborative Imaging Holdco, LLC	–	10,077	–	–	196	10,273	703
Conergy Asia Holdings, Ltd	4,832	664	–	–	(4,432)	1,064	68
Elah Holdings, Inc.	–	2,234	–	–	–	2,234	–
Iracore International Holdings, Ltd	9,602	–	–	–	(1,795)	7,807	380
Kawa Solar Holdings Limited	8,918	153	(664)	9	(350)	8,066	151
NTS Communications, Inc.	51,538	6,459	–	–	(2,440)	55,557	6,453
Prairie Provident Resources, Inc.	1,233	–	–	–	(729)	504	–

Total Non-Controlled Affiliates	$107,007	$277,964	$(255,340)	$9	$(3,551)	$126,089	$8,965

Total Affiliates	$219,673	$289,270	$(255,340)	$9	$(7,204)	$246,408	$21,306

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

The Company’s investments in affiliates for the year ended December 31, 2017 were as follows:

	Fair Value as of December 31, 2016	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2017	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Bolttech Mannings, Inc.	$–	$20,569	$–	$–	$–	$20,569	$37
Senior Credit Fund, LLC(1)	78,394	16,750	–	–	(3,047)	92,097	10,958

Total Controlled Affiliates	$78,394	$37,319	$–	$–	$(3,047)	$112,666	$10,995

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$1	$302,380	$(290,842)	$–	$–	$11,539	$27
CB-HDT Holdings, Inc.	18,510	384	–	–	451	19,345	384
Conergy Asia Holdings, Ltd	–	5,700	–	–	(868)	4,832	1
Iracore International Holdings, Ltd	–	10,392	–	–	(790)	9,602	253
Kawa Solar Holdings Limited	15,917	4,161	(5,425)	(2,492)	(3,243)	8,918	1,307
NTS Communications, Inc.	47,498	7,093	–	–	(3,053)	51,538	7,139
Prairie Provident Resources, Inc.	2,178	–	–	–	(945)	1,233	–

Total Non-Controlled Affiliates	$84,104	$330,110	$(296,267)	$(2,492)	$(8,448)	$107,007	$9,111

Total Affiliates	$162,498	$367,429	$(296,267)	$(2,492)	$(11,495)	$219,673	$20,106

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2018 and December 31, 2017, there were $282 and $39, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0 and $11,539, respectively) consisted of the following:

	December 31, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$738,626	$729,604	$412,534	$407,073
1st Lien/Last-Out Unitranche	114,004	106,879	279,031	273,965
2nd Lien/Senior Secured Debt	411,551	391,931	443,391	444,603
Unsecured Debt	6,711	6,697	3,900	3,900
Preferred Stock	16,851	21,534	11,750	12,836
Common Stock	37,815	22,343	32,717	23,839
Investment Funds & Vehicles(1)	100,000	96,456	94,342	92,097

Total Investments	$1,425,558	$1,375,444	$1,277,665	$1,258,313

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.5%	22.3%	10.3%	17.9%
Health Care Providers & Services	8.0	15.5	7.5	13.0
Investment Funds & Vehicles	7.0	13.6	7.3	12.7
Distributors	5.8	11.2	5.1	8.9
Diversified Telecommunication Services	5.6	10.9	5.9	10.3
Media	5.5	10.7	3.3	5.7
Internet Software & Services	5.2	10.0	3.8	6.5
Chemicals	4.9	9.5	4.8	8.3
IT Services	4.8	9.4	4.5	7.8
Health Care Equipment & Supplies	4.3	8.2	7.1	12.2
Electronic Equipment, Instruments & Components	4.0	7.6	4.4	7.7
Aerospace & Defense	3.2	6.2	2.9	5.1
Diversified Financial Services	3.1	6.1	3.1	5.4
Air Freight & Logistics	3.0	5.8	2.0	3.4
Professional Services	3.0	5.7	3.5	6.0
Road & Rail	2.2	4.3	1.1	1.9
Machinery	2.2	4.2	2.6	4.6
Specialty Retail	2.1	4.1	2.3	4.1
Auto Components	2.0	3.8	1.6	2.7
Commercial Services & Supplies	2.0	3.8	1.6	2.8
Household Products	1.8	3.6	4.1	7.1
Health Care Technology	1.6	3.1	0.0	0.0
Internet Catalog & Retail	1.5	3.0	1.7	3.0
Food Products	1.1	2.2	1.5	2.5
Real Estate Management & Development	0.9	1.8	4.5	7.9
Leisure Equipment & Products	0.8	1.5	0.8	1.4
Construction & Engineering	0.7	1.3	1.1	1.9
Energy Equipment & Services	0.6	1.1	0.8	1.3
Beverages	0.6	1.2	0.0	0.0
Containers & Packaging	0.4	0.9	0.7	1.1
Life Sciences Tools & Services	0.4	0.8	0.0	0.0
Capital Markets	0.2	0.3	0.0	0.0
Oil, Gas & Consumable Fuels	0.0	0.1	0.1	0.2

Total	100.0%	193.8%	100.0%	173.4%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2018	December 31, 2017
United States	97.9%	98.8%
Ireland	1.4	–
Germany	0.6	0.7
Singapore	0.1	0.4
Canada	–	0.1

Total	100.0%	100.0%

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

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. Through the investment period of December 19, 2018, the SPV I Revolving Credit Facility provided for borrowings in an aggregate amount up to $120,000 on a committed basis. After the investment period, the SPV I Revolving Credit Facility consisted of a $20,500 fully drawn loan and no additional borrowings are available under it. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of December 31, 2018, the SPV I Term Loan Facility consisted of a $240,000 fully drawn term loan and the SPV I Class B Facility consisted of a $40,000 fully drawn Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

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

As of December 31, 2018 and December 31, 2017, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	December 31, 2018		December 31, 2017
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$100,000	$100,000	$94,342
Cal Regents	100,000	100,000	100,000	94,342

Total	$200,000	$200,000	$200,000	$188,684

As of December 31, 2018 and December 31, 2017, the Senior Credit Fund had total investments in senior secured debt at fair value of $451,801 and $467,071, respectively. As of December 31, 2018, the Senior Credit Fund had one portfolio company on non-accrual status. As of December 31, 2017, the Senior Credit Fund had no investments on non-accrual status. As of December 31, 2018 and December 31, 2017, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5,292 and $5,840, respectively. In addition, as of December 31, 2018, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $17,114 and as of December 31, 2017, the Senior Credit Fund had eight portfolio companies with unfunded commitments totaling $17,138.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
Total senior secured debt(1)	$484,407	$496,582
Weighted average current interest rate on senior secured debt(2)	7.7%	7.3%
Number of borrowers in the Senior Credit Fund	32	34
Largest loan to a single borrower(1)	$29,849	$29,041

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total income producing senior secured debt at par amount, excluding fully unfunded commitments.

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt (+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.54%	L + 5.75%; 1.00% Floor	06/16/2023	$29,849	$29,533	$29,550
A Place For Mom, Inc.	Diversified Consumer Services	6.27%	L + 3.75%; 1.00% Floor	08/10/2024	17,865	17,849	17,865
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	7.05%	L + 4.25%	06/16/2025	8,827	8,785	8,705
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.93%	L + 4.25%	06/16/2025	2,129	826	804
Ansira Partners, Inc.	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	9,249	9,182	9,203
Ansira Partners, Inc.(1)	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	566	136	138
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	14,976	14,903	14,078
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	952	936	895
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.02%	L + 4.50%; 1.00% Floor	09/11/2023	14,660	14,555	14,367
Barbri, Inc.	Media	6.60%	L + 4.25%; 1.00% Floor	12/01/2023	12,486	12,434	12,174
CST Buyer Company	Diversified Consumer Services	7.52%	L + 5.00%; 1.00% Floor	03/01/2023	18,671	18,290	18,438
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(35)	(22)
DBRS Limited	Capital Markets	7.96%	L + 5.25%; 1.00% Floor	03/04/2022	11,550	11,490	11,377
DiscoverOrg, LLC(3)	Software	7.03%	L + 4.50%; 1.00% Floor	08/25/2023	7,900	7,868	7,861
Drilling Info Holdings, Inc.	Oil & Gas	6.77%	L + 4.25%	07/30/2025	17,001	16,920	16,895
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	1,460	(7)	(9)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	8,989	8,806	8,809
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,791	1,756	1,755
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,135	1,113	1,113
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,175	417	417
GH Holding Company	Real Estate Management & Development	7.02%	L + 4.50%	02/28/2023	14,888	14,824	14,813
GI Revelation Acquisition LLC	Internet Software & Services	7.52%	L + 5.00%	04/16/2025	9,459	9,415	9,281
GK Holdings, Inc.	IT Services	8.80%	L + 6.00%; 1.00% Floor	01/20/2021	17,280	17,232	15,725
GlobalTranz Enterprises, Inc.	Road & Rail	6.77%	L + 4.25%	06/29/2025	21,945	21,840	21,835
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4,000	—	(20)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	10,503	10,403	10,188
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	4,423	4,380	4,290
HC Group Holdings III, Inc.	Health Care Providers & Services	6.27%	L + 3.75%	04/07/2022	8,708	8,684	8,599
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	17,762	17,623	17,406
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	288	(2)	(6)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,867	(20)	(37)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.53%	L + 5.00%; 1.00% Floor	05/08/2022	$13,839	$13,774	$13,620
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.63%	L + 4.25%; 1.00% Floor	03/10/2021	9,212	9,122	9,212
Output Services Group, Inc.	Diversified Consumer Services	6.77%	L + 4.25%; 1.00% Floor	03/27/2024	6,978	6,951	6,751
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1,026	–	(33)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	6,542	6,528	6,526
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	1,878	1,874	1,874
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3,537	(8)	(9)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	11,265	10,283	9,350
Regulatory DataCorp, Inc.	Diversified Financial Services	7.02%	L + 4.50%; 1.00% Floor	09/21/2022	4,962	4,962	4,863
SciQuest, Inc.	Internet Software & Services	6.53%	L + 4.00%; 1.00% Floor	12/28/2024	19,850	19,763	19,453
SMS Systems Maintenance Services, Inc.	IT Services	7.52%	L + 5.00%; 1.00% Floor	10/30/2023	14,700	14,644	10,924
Stackpath, LLC	Internet Software & Services	7.59%	L + 5.00%; 1.00% Floor	02/03/2023	16,703	16,580	16,034
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13,685	13,589	13,138
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.52%	L + 5.00%; 1.00% Floor	05/14/2021	12,740	12,665	12,676
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	27,361	26,966	27,087
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	699	706

Total 1st Lien/Senior Secured Debt						438,528	428,659

1st Lien/Last-Out Unitranche (5)
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	8,010	7,861

Total 1st Lien/Last-Out Unitranche						8,010	7,861

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	10,500	10,370	10,421
GK Holdings, Inc.	IT Services	13.05%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,935	4,860

Total 2nd Lien/Senior Secured Debt						16,305	15,281

Total Corporate Debt						462,843	451,801

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^	2.34%(6)	5,292,068	$5,292	$5,292

Total Investments in Affiliated Money Market Fund			5,292	5,292

TOTAL INVESTMENTS			$468,135	$457,093

^^^

While representing less than 5% of the portfolio company’s outstanding voting securities, the portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940.

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 3.01%, 2.88%, 2.81%, 2.61%, 2.50% and 2.41%, respectively. As of December 31, 2018, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2018.

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

(3)	The Company also holds a portion of senior secured debt in this portfolio company.
(4)	The investment is on non-accrual status as of December 31, 2018.
(5)

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

(6)	The rate shown is the annualized seven-day yield as of December 31, 2018.

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2017

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	7.87% (L + 6.25%; 1.00% Floor)	06/16/2023	$14,963	$14,754	$14,738
A Place For Mom, Inc.	Diversified Consumer Services	5.69% (L + 4.00%; 1.00% Floor)	08/10/2024	3,990	3,971	3,985
Ansira Partners, Inc.	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	8,640	8,564	8,575
Ansira Partners, Inc. (1)	Media	8.19% (L + 6.50%; 1.00% Floor)	12/20/2022	1,269	692	693
ASC Acquisition Holdings, LLC (2)	Distributors	8.89% (L + 7.50%; 1.00% Floor)	12/15/2021	10,688	10,599	10,474
ASC Acquisition Holdings, LLC (1) (2) (3)	Distributors	(L + 7.50%; 1.00% Floor)	12/15/2021	3,750	(37)	(75)
ATX Networks Corp.	Communications Equipment	8.69% (L + 6.00%; 1.00% Floor) (7.69% Cash and 1.00% PIK)	06/11/2021	16,426	16,299	16,179
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.07% (L + 4.50%; 1.00% Floor)	09/11/2023	14,812	14,687	14,535
Barbri, Inc.	Media	5.73% (L + 4.25%; 1.00% Floor)	12/01/2023	14,000	13,931	13,965
Crowne Group, LLC	Auto Components	10.73% (L + 9.25%; 1.00% Floor)	05/26/2021	16,363	16,239	16,526
CST Buyer Company	Diversified Consumer Services	7.75% (L + 6.25%; 1.00% Floor)	03/01/2023	19,658	19,176	19,265
CST Buyer Company (1) (3)	Diversified Consumer Services	(L + 6.25%; 1.00% Floor)	03/01/2023	1,800	(43)	(36)
DBRS Limited	Capital Markets	6.73% (L + 5.25%; 1.00% Floor)	03/04/2022	11,670	11,593	11,670
DiscoverOrg, LLC (2)	Software	6.07% (L + 4.50%; 1.00% Floor)	08/25/2023	7,980	7,942	7,900
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	9,080	8,863	8,853
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	2,936	400	396
FWR Holding Corporation (1)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,175	119	118
GK Holdings, Inc.	IT Services	7.69% (L + 6.00%; 1.00% Floor)	01/20/2021	17,460	17,392	13,628
HC Group Holdings III, Inc.	Health Care Providers & Services	6.57% (L + 5.00%; 1.00% Floor)	04/07/2022	8,798	8,768	8,875
Help/Systems, LLC	Software	6.19% (L + 4.50%; 1.00% Floor)	10/08/2021	17,721	17,300	17,765
Hygiena Borrower LLC	Life Sciences Tools & Services	6.44% (L + 4.75%; 1.00% Floor)	08/26/2022	15,880	15,741	15,562
Hygiena Borrower LLC (1) (3)	Life Sciences Tools & Services	(L + 4.75%; 1.00% Floor)	08/26/2022	1,667	(21)	(33)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	6.38% (L + 5.00%; 1.00% Floor)	05/08/2022	13,997	13,914	13,183
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	5.65% (L + 4.25%; 1.00% Floor)	03/10/2021	10,745	10,608	10,852

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
Liquidnet Holdings, Inc.	Capital Markets	5.82% (L + 4.25%; 1.00% Floor)	07/15/2024	$9,750	$9,658	$9,774
MB Aerospace Holdings Inc.	Aerospace & Defense	7.13% (L + 5.50%; 1.00% Floor)	12/15/2022	15,689	15,568	15,649
Netsmart Technologies, Inc.	Health Care Technology	6.19% (L + 4.50%; 1.00% Floor)	04/19/2023	18,747	18,696	18,935
Pathway Partners Vet Management Company, LLC(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	6,963	6,929	6,963
Pathway Partners Vet Management Company, LLC(1)(2)	Health Care Providers & Services	5.82% (L + 4.25%; 1.00% Floor)	10/10/2024	3,020	277	291
Pomeroy Group LLC	IT Services	7.51% (L + 6.00%; 1.00% Floor)	11/30/2021	15,759	15,390	15,404
Professional Physical Therapy	Health Care Providers & Services	9.50% (P + 5.00%)	12/16/2022	10,395	10,306	10,187
Radiology Partners Holdings, LLC	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	7,710	7,634	7,710
Radiology Partners Holdings, LLC (1)	Health Care Providers & Services	7.59% (L + 5.75%; 1.00% Floor)	12/04/2023	2,290	1,389	1,412
RealD, Inc.	Media	8.98% (L + 7.50%; 1.00% Floor)	03/22/2021	16,639	16,516	16,431
SciQuest, Inc.(4)	Internet Software & Services	5.56% (L + 4.00%; 1.00% Floor)	12/28/2024	20,000	19,900	19,900
Smarte Carte, Inc.	Air Freight & Logistics	7.20% (L + 5.50%; 1.00% Floor)	08/30/2021	10,558	10,477	10,479
SMS Systems Maintenance Services, Inc.	IT Services	6.57% (L + 5.00%; 1.00% Floor)	10/30/2023	14,850	14,784	12,474
Stackpath, LLC	Internet Software & Services	6.38% (L + 5.00%; 1.00% Floor)	02/03/2023	16,915	16,765	16,746
Tronair Parent Inc.	Air Freight & Logistics	6.16% (L + 4.75%; 1.00% Floor)	09/08/2023	13,825	13,710	13,652
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.69% (L + 5.00%; 1.00% Floor)	05/14/2021	12,870	12,765	12,741
VRC Companies, LLC	Commercial Services & Supplies	8.12% (L + 6.50%; 1.00% Floor)	03/31/2023	19,906	19,501	19,657
VRC Companies, LLC	Commercial Services & Supplies	7.85% (L + 6.50%; 1.00% Floor)	03/31/2023	3,523	3,452	3,480
VRC Companies, LLC (1)	Commercial Services & Supplies	7.97% (L + 6.50%; 1.00% Floor)	03/31/2023	4,200	2,179	2,177
VRC Companies, LLC (1)	Commercial Services & Supplies	10.00% (P + 5.50%)	03/31/2022	1,412	1,102	1,112

Total 1st Lien/Senior Secured Debt					448,449	442,767

1st Lien/First-Out Unitranche
Infogix, Inc.	Software	6.69% (L + 5.00%; 1.00% Floor)	12/31/2021	9,593	9,524	9,569

Total 1st Lien/First-Out Unitranche					9,524	9,569

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(2)	Software	10.07% (L + 8.50%; 1.00% Floor)	02/23/2024	10,500	10,350	10,395
GK Holdings, Inc.	IT Services	11.94% (L + 10.25%; 1.00% Floor)	01/20/2022	6,000	5,918	4,340

Total 2nd Lien/Senior Secured Debt					16,268	14,735

Total Corporate Debt					474,241	467,071

		Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund - Institutional Shares		1.21%(5)		5,839,827	$5,840	$5,840

Total Investments in Affiliated Money Market Fund					5,840	5,840

TOTAL INVESTMENTS					$480,081	$472,911

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

(4)	Position or portion thereof unsettled as of December 31, 2017.
(5)	The rate shown is the annualized seven-day yield as of December 31, 2017.

PIK – Payment-in-kind

Below is selected balance sheet information for the Senior Credit Fund as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018	As of December 31, 2017
Selected Balance Sheet Information
Total investments, at fair value	$457,093	$472,911
Cash and other assets	42,847	31,826

Total assets	$499,940	$504,737

Debt (1)	$298,339	$291,515
Other liabilities	8,689	29,028

Total liabilities	$307,028	$320,543

Members’ equity	192,912	184,194

Total liabilities and members’ equity	$499,940	$504,737

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,161 and $2,485 as of December 31, 2018 and December 31, 2017, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Selected Statements of Operations Information:
Total investment income	$39,129	$37,681	$25,534

Expenses
Interest and other debt expense	15,599	13,452	9,101
Excess loan origination and structuring fees	—	1,308	2,312
Professional fees	694	625	430
Administration and custodian fees	396	400	347
Other expenses	67	150	103

Total expenses	16,756	15,935	12,293

Total net income	22,373	21,746	13,241
Net realized gain(loss) on investments	—	106	(21)
Net change in unrealized appreciation (depreciation) on investments	(3,872)	(8,646)	4,074

Net increase (decrease) in members’ equity	$18,501	$13,206	$17,294

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the years ended December 31, 2018, 2017 and 2016, the Company accrued income based on loan origination and structuring fees of $0, $1,308 and $2,312, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$608,844	• Discount Rate	8.4% - 24.5% (11.6%)
Collateral analysis:
		• Recovery Rate	95.3%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$106,879	• Discount Rate	9.3% - 16.1% (11.8%)
Collateral analysis:
		• Recovery Rate	83.5% - 100.0% (85.4%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$263,142	• Discount Rate	10.7% - 16.5% (11.6%)
Comparable multiples:
		• EV/EBITDA(5)	7.0x - 17.5x (8.3x)
Collateral analysis:
		• Recovery Rate	71.8%
	Unsecured Debt	Discounted cash flows:
	$6,697	• Discount Rate	12.1% - 12.3% (12.2%)
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$19,634	• EV/EBITDA(5)	6.8x - 18.9x (9.1x)
	Common Stock	Discounted cash flows:
	$19,674	• Discount Rate	14.6% - 31.0% (24.4%)
Comparable multiples:
		• EV/Revenue	0.4x - 1.6x (0.6x)
Comparable multiples:
		• EV/EBITDA(5)	5.5x - 13.0x (6.9x)

(1)

Included within Level 3 Assets of $1,216,894 is an amount of $192,024 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$331,896	• Discount Rate	9.4% – 17.3% (12.3%)
Collateral analysis:
		• Recovery Rate	91.8%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$268,074	• Discount Rate	10.5% –15.3% (11.8%)
Comparable multiples:
		• EV/Revenue	0.4x – 0.9x (0.6x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x – 7.0x (7.0x)
	2nd Lien/Senior Secured	Discounted cash flows:
	$321,986	• Discount Rate	9.9% – 15.6% (11.6%)
	Unsecured Debt	Discounted cash flows:
	$3,500	• Discount Rate	4.3% – 5.7% (12.0%)
Equity	Preferred Stock	Comparable multiples:
	$12,836	• EV/EBITDA(5)	5.1x – 16.6x (6.5x)
	Common Stock $22,606	Collateral analysis:
		• Recovery Rate	100.0%
Comparable multiples:
		• EV/Revenue	0.6x – 2.7x (0.9x)
Comparable multiples:
		• EV/EBITDA(5)	5.8x – 15.3x (7.0x)
Collateral analysis:
		• Recovery Rate	81.9%

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$18,400	$711,204	$729,604
1st Lien/Last-Out Unitranche	–	–	106,879	106,879
2nd Lien/Senior Secured Debt	–	43,190	348,741	391,931
Unsecured Debt	–	–	6,697	6,697
Preferred Stock	–	–	21,534	21,534
Common Stock	–	504	21,839	22,343

Subtotal	$–	$62,094	$1,216,894	$1,278,988

Investments measured at NAV(1)				96,456

Total assets				$1,375,444

(1)	Includes equity investment in the Senior Credit Fund.

Derivatives	Level 1		Level 2	Level 3		Total
Foreign currency forward contracts (asset)		$–	$89		$–	$89
Foreign currency forward contracts (liability)		–	–		–	–

Total	$		$89	$		$89

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$19,600	$387,473	$407,073
1st Lien/Last-Out Unitranche	–	–	273,965	273,965
2nd Lien/Senior Secured Debt	–	69,688	374,915	444,603
Unsecured Debt	–	–	3,900	3,900
Preferred Stock	–	–	12,836	12,836
Common Stock	–	1,233	22,606	23,839
Affiliated Money Market Fund	11,539	–	–	11,539

Subtotal	$11,539	$90,521	$1,075,695	$1,177,755

Investments measured at NAV(1)				92,097

Total assets				$1,269,852

(1)	Includes equity investment in the Senior Credit Fund.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2018
1st Lien/Senior Secured Debt	$387,473	$347,195	$(10)	$(2,216)	$(24,800)	$3,562	$-	$-	$711,204
1st Lien/Last– Out Unitranche	273,965	32,302	–	(2,204)	(199,848)	2,664	–	–	106,879
2nd Lien/Senior Secured Debt	374,915	103,342	–	(18,487)	(118,934)	2,792	5,113	–	348,741
Unsecured Debt	3,900	2,811	–	(14)	–	–	–	–	6,697
Preferred Stock	12,836	5,100	–	3,598	–	–	–	–	21,534
Common Stock	22,606	5,698	1,550	(5,865)	(2,150)	–	–	–	21,839

Total assets	$1,075,695	$496,448	$1,540	$(25,188)	$(345,732)	$9,018	$5,113	$–	$1,216,894

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2018 totaled $(25,077) consisting of the following: 1st Lien/Senior Secured Debt $(2,216), 1st Lien/Last-Out Unitranche $(2,114), 2nd Lien/Senior Secured Debt $(18,466), Unsecured Debt $(14), Preferred Stock $3,598 and Common Stock $(5,865).

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2018 and December 31, 2017, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2018 and December 31, 2017 was $151,125 and $119,959, respectively, based on broker quotes received by the Company.

6. DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 206% and 233%, respectively.

The Company’s outstanding debt as of December 31, 2018 and December 31, 2017 was as follows:

	As of
	December 31, 2018			December 31, 2017
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Revolving Credit Facility(1)(2)	$695,000	$186,049	$509,419	$620,000	$188,750	$431,250
Convertible Notes(3)	155,000	–	149,682	115,000	–	111,276

Total Debt	$850,000	$186,049	$659,101	$735,000	$188,750	$542,526

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $470,750 and in Euros (EUR) of EUR 33,750. As of December 31, 2017, all outstanding borrowings were in USD.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,862 and OID net of accretion of $1,456 as of December 31, 2018, and net of unamortized debt issuance costs of $3,133 and OID net of accretion of $591 as of December 31, 2017.

(4)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2018 and 2017 was 4.10% and 3.47% respectively.

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

Costs of $11,678 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2018 and December 31, 2017, deferred financing costs were $5,436 and $4,847, respectively.

The summary information of the Revolving Credit Facility for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Borrowing interest expense	$16,523	$11,340	$11,033
Facility fees	1,071	989	572
Amortization of financing costs	1,318	1,235	1,214

Total	$18,912	$13,564	$12,819

Weighted average interest rate	3.97%	3.14%	2.53%
Average outstanding balance	$416,119	$360,981	$436,161

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

As of December 31, 2018 and December 31, 2017, the components of the carrying value of the Convertible Notes were as follows:

	December 31, 2018	December 31, 2017
Principal amount of debt	$155,000	$115,000
OID, net of accretion	1,456	591
Unamortized debt issuance costs	3,862	3,133

Carrying value	$149,682	$111,276

Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.76%	4.60%

For the years ended December 31, 2018 and 2017, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Borrowing interest expense	$6,070	$5,175	$1,265
Accretion of OID	267	117	30
Amortization of debt issuance costs	983	751	185

Total	$7,320	$6,043	$1,480

7.	DERIVATIVES

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statements of Assets and Liabilities as due to/due from broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties.

For the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $3,215. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$89	$–	$89	$–	$89

Total	$89	$–	$89	$–	$89

(1)	Amount excludes excess cash collateral paid.

(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

For the year ended December 31, 2018, the effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

For the year ended December 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$7

Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$89

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$96

The Company did not hold any derivative instruments during the years ended December 31, 2017 and 2016.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments to fund investments either verbally or through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	December 31, 2018			December 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	03/31/2019	$2,540	$(51)	–	$–	$–
VRC Companies, LLC	09/27/2019	872	(9)	–	–	–
Legacy Buyer Corp.	10/24/2019	2,500	–	10/24/2019	2,500	(37)
Businessolver.com, Inc.	05/15/2020	1,398	(28)	–	–	–
SPay, Inc.	06/15/2020	5,663	(143)	–	–	–
Hygiena Borrower LLC	06/29/2020	567	(11)	–	–	–
Diligent Corporation	08/03/2020	247	(3)	–	–	–
Gastro Health, LLC	09/04/2020	5,062	(102)	–	–	–
Diligent Corporation	12/19/2020	9,590	(120)	–	–	–
Elemica, Inc.	07/07/2021	6,000	(75)	07/07/2021	6,000	(105)
Associations, Inc.	07/30/2021	1,892	(19)	–	–	–
Netvoyage Corporation	03/24/2022	654	(8)	03/24/2022	654	(11)
VRC Companies, LLC	03/31/2022	86	(1)	–	–	–
Diligent Corporation	04/14/2022	780	(10)	–	–	–
Continuum Managed Services LLC	06/08/2022	2,220	(44)	06/08/2022	2,220	(56)
DDS USA Holding, Inc.	06/30/2022	1,079	(8)	–	–	–
Xactly Corporation	07/29/2022	1,697	(25)	07/29/2022	1,697	(34)
Hygiena Borrower LLC	08/26/2022	380	(8)	–	–	–
Lithium Technologies, Inc.	10/03/2022	2,684	(54)	10/03/2022	1,544	(35)
Datto, Inc.	12/07/2022	2,492	(19)	12/07/2022	2,406	(48)
Businessolver.com, Inc.	05/15/2023	941	(19)	–	–	–
Integral Ad Science, Inc.	07/19/2023	1,815	(36)	–	–	–
Picture Head Midco LLC	08/31/2023	1,760	(36)	–	–	–
Gastro Health, LLC	09/04/2023	2,000	(40)	–	–	–
Empirix, Inc.	09/25/2023	1,300	(23)	–	–	–
SPay, Inc.	06/17/2024	304	(8)	–	–	–

	December 31, 2018			December 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)
Associations, Inc.	07/30/2024	587	(6)	–	–	–
Fenergo Finance 3 Limited(3)	09/05/2024	1,744	(59)	–	–	–
Fenergo Finance 3 Limited	09/05/2024	1,182	(24)	–	–	–
iCIMS, Inc.	09/12/2024	1,868	(37)	–	–	–
MMIT Holdings	11/15/2024	2,550	(51)	–	–	–
Wrike, Inc.	12/31/2024	1,600	(32)	–	–	–
Apptio, Inc.	01/10/2025	2,180	–	–	–	–
Apptio, Inc.	01/10/2025	26,162	–	–	–	–
Continuum Managed Services LLC	–	–	–	06/08/2019	1,800	(45)

Total 1st Lien/Senior Secured Debt		94,396	(1,109)		18,821	(371)

1st Lien/Last-Out Unitranche
Bolttech Mannings, Inc.	–	–	–	12/21/2018	1,500	–

Total 1st Lien/Last-Out Unitranche		–	–		1,500	–

2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	06/29/2020	$577	$(10)	–	$–	$–
Genesis Acquisition Co.	07/31/2020	1,777	(49)	–	–	–
Pathway Partners Vet Management Company, LLC	–	–	–	10/10/2019	6,111	(61)
ICP Industrial, Inc.	–	–	–	11/04/2019	3,800	(95)

Total 2nd Lien/Senior Secured Debt		2,354	(59)		9,911	(156)

Total		$96,750	$(1,168)		$30,232	$(527)

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

(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2018.

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

Equity Issuances

There were no sales of the Company’s common stock during the year ended December 31, 2018.

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

There were no sales of the Company’s common stock during the year ended December 31, 2016.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45
July 31, 2018	September 28, 2018	October 15, 2018	$0.45
October 30, 2018	December 31, 2018	January 15, 2019	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
February 22, 2017	March 31, 2017	April 17, 2017	$ 0.45
May 1, 2017	June 30, 2017	July 17, 2017	$ 0.45
August 1, 2017	September 29, 2017	October 16, 2017	$ 0.45
October 31, 2017	December 29, 2017	January 16, 2018	$ 0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
February 25, 2016	March 31, 2016	April 15, 2016	$ 0.45
May 3, 2016	June 30, 2016	July 15, 2016	$ 0.45
August 2, 2016	September 30, 2016	October 17, 2016	$ 0.45
November 1, 2016	December 31, 2016	January 17, 2017	$ 0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2018 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916
May 1, 2018	June 29, 2018	July 16, 2018	20,644
August 1, 2018	September 28, 2018	October 15, 2018	31,576

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the year ended December 31, 2016 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
November 3, 2015	December 31, 2015	January 28, 2016	8,206
February 25, 2016	March 31, 2016	April 15, 2016	5,555
May 3, 2016	June 30, 2016	July 15, 2016	8,937
August 2, 2016	September 30, 2016	October 17, 2016	10,288

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator for basic and diluted earnings per share—increase in net assets resulting from operations	$53,678	$49,548	$40,652
Denominator for basic and diluted earnings per share—weighted average shares outstanding	40,184,715	38,633,652	36,317,131
Basic and diluted earnings per share	$1.34	$1.28	$1.12

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2018 and 2017 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2018 and 2017, respectively. Therefore, for the years ended December 31, 2018, 2017 and 2016, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	TAX INFORMATION

The tax character of distributions during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Distributions paid from:
Ordinary Income	$72,339	$70,504	$65,373
Net Long-Term Capital Gains	$–	$–	$–

Total Taxable Distributions	$72,339	$70,504	$65,373

As of December 31, 2018, December 31, 2017 and December 31, 2016 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Undistributed Ordinary Income—net	$42,231	$33,790	$28,801
Undistributed Long-Term Capital Gains	$–	$–	$–

Total Undistributed Earnings	$42,231	$33,790	$28,801

Capital Loss Carryforward:
Perpetual Long-Term	$(78,249)	$(56,664)	$(20,433)
Perpetual Short-Term	$(1,503)	$–	$–

Total capital loss carryforwards	$(79,752)	$(56,664)	$(20,433)
Timing Differences (Post October Loss Deferral)	$(227)	$(25,328)	$(9)
Unrealized Earnings (Losses) – net	$(53,195)	$(24,521)	$(61,683)

Total Accumulated Earnings (Losses) – net	$(90,943)	$(72,723)	$(53,324)

As of December 31, 2018, December 31, 2017 and December 31, 2016 the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Tax cost	$1,429,140	$1,294,373	$1,228,974
Gross unrealized appreciation	$12,268	$6,787	$11,946
Gross unrealized depreciation	$(65,463)	$(31,308)	$(73,629)

Net unrealized investment appreciation (depreciation)	$(53,195)	$(24,521)	$(61,683)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains (losses) on foreign currency contracts, and differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the year ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company reclassified $(443), $(1,556) and $(1,051), respectively, from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
Net increase in net assets resulting from operations	$53,678	$49,548	$40,652
Adjustments:
Net unrealized loss (gain)	30,260	(35,868)	13,581
Income not currently taxable	(2,986)	(1,461)	(330)
Income for tax but not book	–	–	3,521

	December 31, 2018	December 31, 2017	December 31, 2016
Expenses not currently deductible	2,058	1,552	1,037
Expenses for tax but not for book	–	–	–
Realized gain (loss) differences	(83,109)	5,060	309

Taxable income net of capital loss carryforward	$(99)	$18,831	$58,770
Capital loss carryforward	79,752	56,664	20,433

Taxable income (1)	$79,653	$75,495	$79,203

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

12.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Per Share Data:(1)
NAV, beginning of year	$18.09	$18.31	$18.97	$19.56		$20.00
Net investment income (loss)	2.06	2.07	2.10	2.14		1.77
Net realized and unrealized gains (losses)(2)	(0.70)	(0.80)	(0.98)	(0.84)		(0.52)
Income tax provision, realized and unrealized gains	(0.02)	–	–	–		–

Net increase (decrease) in net assets resulting from operations	1.34	1.27	1.12	1.30		1.25

Issuance of common stock, net of underwriting and offering costs	–	0.31	–	(0.09)		–
Equity component of convertible notes	0.02	–	0.02	–		–
Distributions declared from net investment income(3)	(1.80)	(1.80)	(1.80)	(1.76)		(1.61)
Distributions declared from net realized gains(3)	–	–	–	(0.04)		(0.08)

Total increase (decrease) in net assets	(0.44)	(0.22)	(0.66)	(0.59)		(0.44)

NAV, end of year	$17.65	$18.09	$18.31	$18.97		$19.56

Market price, end of year	$18.38	$22.18	$23.52	$19.00	$	N.A.
Shares outstanding, end of year	40,227,625	40,130,665	36,331,662	36,306,882		29,381,127
Weighted average shares outstanding	40,184,715	38,633,652	36,317,131	34,782,967		29,737,113
Total return based on NAV(4)	6.96%	7.17%	5.42%	6.07%		6.36%
Total return based on market value(5)	(9.16)%	2.30%	35.20%	3.90%		N.A.%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of year	$709,892	$725,830	$665,137	$688,650		$574,582
Ratio of net expenses to average net assets	8.81%	8.07%	7.25%	6.51%		3.45%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	3.26%	3.47%	3.58%	3.17%		2.41%
Ratio of interest and other debt expenses to average net assets	3.62%	2.79%	2.12%	1.59%		0.79%
Ratio of incentive fees to average net assets	1.93%	1.81%	1.55%	1.75%		0.25%
Ratio of total expenses to average net assets	8.81%	8.07%	7.25%	6.51%		3.45%
Ratio of net investment income (loss) to average net assets	11.42%	11.36%	11.30%	11.06%		8.85%
Average debt outstanding	$551,174	$475,981	$464,440	$358,444		$102,285
Average debt per share(6)	$13.72	$12.32	$12.79	$10.31		$3.44
Portfolio turnover	26%	45%	17%	13%		41%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable year.
(2)	For the year ended December 31, 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable year.
(4)

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

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable year.

13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$35,969	$37,983	$37,238	$35,541
Total expenses	13,032	15,989	16,771	16,521

Net investment income (loss) before taxes	22,937	21,994	20,467	19,020
Income tax expense, including excise tax	565	428	304	285

Net investment income (loss) after taxes	22,372	21,566	20,163	18,735

Net realized and unrealized gains (losses)	(23,501)	(2,401)	(2,697)	163
Income tax provision, realized gain	–	–	1	(447)
Income tax provision, unrealized gain	(130)	(146)	–	–

Net increase in net assets resulting from operations after tax	$(1,259)	$19,019	$17,467	$18,451

Net investment income per share (basic and diluted)	$0.56	$0.54	$0.50	$0.47

Earnings per share (basic and diluted)	$(0.03)	$0.47	$0.43	$0.46

Weighted average shares outstanding	40,222,820	40,192,683	40,171,957	40,150,518

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$34,160	$34,412	$36,017	$32,192
Total expenses	14,724	15,084	11,556	13,872

Net investment income (loss) before taxes	19,436	19,328	24,461	18,320
Income tax expense, including excise tax	436	383	368	365

Net investment income (loss) after taxes	19,000	18,945	24,093	17,955

Net realized and unrealized gains (losses)	(6,714)	(833)	(19,508)	(3,390)
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$12,286	$18,112	$4,585	$14,565

Net investment income per share (basic and diluted)	$0.47	$0.47	$0.64	$0.49

Earnings per share (basic and diluted)	$0.31	$0.45	$0.12	$0.40

Weighted average shares outstanding	40,127,280	40,106,702	37,902,018	36,340,808

The sum of quarterly per share amounts may not equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

14.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 20, 2019, the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 15, 2019 to holders of record as of March 29, 2019.

In February 2019, the Company’s Board of Directors approved a new common stock repurchase plan (the “New Company 10b5-1 Plan”), which provides for the Company to repurchase of up to $25,000 of shares of the Company’s common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the New Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of the Company’s outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the New Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The New Company 10b5-1 Plan takes effect on March 18, 2019, expires on March 18, 2020 and purchases thereunder will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

Effective February 22, 2019, the Company entered into certain agreements with the new parent company of the operating subsidiaries of ASC Acquisition Holdings, LLC whereby the Company invested $19,000 and exchanged its second lien debt and first lien/last-out unitranche debt for preferred equity and common equity. The transaction resulted in a realized loss of approximately $24,833 on the second lien debt investment relative to the Company’s amortized cost basis. As a result of these agreements, the Company’s investment in ASC Acquisition Holdings, LLC was taken off of non-accrual status effective February 22, 2019.

On February 27, 2019, the Company entered into a joinder agreement with MUFG Union Bank, N.A. (the “MUFG Joinder Agreement”), pursuant to which MUFG Union Bank, N.A. agreed to provide a $100 million commitment through the accordion feature in the Revolving Credit Facility. The MUFG Joinder Agreement increased the aggregate commitments under the Revolving Credit Facility from $695 million to $795 million.

On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. Following the distribution of underlying assets and liabilities held by the Senior Credit Fund to its members, including the Company, the pro-rata portion of such assets and liabilities received by the Company will become assets and liabilities of the Company and will be directly included in its financial statements and notes thereto, and will also be included for purposes of determining the Company’s asset coverage ratio. There can be no assurance that the liquidation of the Senior Credit Fund and related transactions will be effectuated, and such transactions will remain subject to any requisite approvals.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2018, Goldman Sachs BDC, Inc. designated 100% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been attested to by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.     OTHER INFORMATION

On February 27, 2019, we entered into a joinder agreement with MUFG Union Bank, N.A. (the “MUFG Joinder Agreement”), pursuant to which MUFG Union Bank, N.A. agreed to provide a $100.00 million commitment through the accordion feature in the Revolving Credit Facility. The MUFG Joinder Agreement increased the aggregate commitments under the Revolving Credit Facility from $695.00 million to $795.00 million. See Exhibit 10.25 to this Annual Report on Form 10-K.

PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 90 of this Annual Report on Form 10-K.

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

10.9

Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 17, 2018, among Goldman Sachs BDC, Inc., as Borrower, the Lenders party thereto and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on September 17, 2018).

10.10

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

10.12	Dividend Reinvestment Plan, amended as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.13	Dividend Reinvestment Plan, amended as of August 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 4, 2016).

10.14	Dividend Reinvestment Plan, amended as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 3, 2017).

Exhibit No	Description of Exhibits

10.15

Custody Agreement, dated as of April 1, 2013, between Registrant and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 10, 2015).

10.16

Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 18, 2014, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit (k)(6) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.17

First Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of October 1, 2014, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit (k)(6)(a) to pre-effective Amendment No. 10 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 17, 2015).

10.18

Second Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of July 31, 2017, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 3, 2017).

10.19

Third Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of November 1, 2017, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on November 2, 2017).

10.20

Fourth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement dated as of January 2, 2018, between Goldman Sachs BDC, Inc. and Regents of University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K (file no. 814-00998), filed on January 3, 2018).

10.21

Fifth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement dated as of March 3, 2018, between Goldman Sachs BDC, Inc. and Regents of University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on March 6, 2018).

10.22

Sixth Amendment to Senior Credit Fund, LLC Limited Liability Company Agreement, dated as of August 24, 2018, between Goldman Sachs BDC, Inc. and Regents of the University of California (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on August 24, 2018).

10.23

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.24

License Agreement, dated as of April 1, 2013, between the Registrant and the Goldman, Sachs & Co. (incorporated by reference to Exhibit (k)(4) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.25*

Joinder Agreement, dated as of February 27, 2019, by MUFG Union Bank, N.A., as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility.

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 22, 2018).

24*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2019	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Susan B. McGee Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director