Form 10-Q
period 2019-03-31
Goldman Sachs BDC, Inc.
filed 2019-05-09
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GSBD	The New York Stock Exchange

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2019 was 40,302,522.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,131,280 and $1,155,641, respectively)	$1,111,881	$1,129,036
Non-controlled affiliated investments (cost of $139,396 and $143,700, respectively)	119,029	126,089
Controlled affiliated investments (cost of $180,979 and $126,217, respectively)	174,187	120,319
Cash	5,891	6,113
Receivable for investments sold	12	47
Unrealized appreciation on foreign currency forward contracts	167	89
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	8,828	6,969
Dividend receivable from controlled affiliated investments	2,450	2,550
Deferred financing costs	5,512	5,436
Deferred offering costs	165	165
Other assets	138	163

Total assets	$1,428,260	$1,396,976

Liabilities

Debt (net of debt issuance costs of $4,915 and $5,318, respectively)	$704,395	$659,101
Interest and other debt expenses payable	3,923	2,428
Management fees payable	3,536	3,434
Incentive fees payable	493	–
Distribution payable	18,120	18,102
Directors’ fees payable	113	–
Accrued offering costs	2	2
Accrued expenses and other liabilities	2,932	4,017

Total liabilities	$733,514	$687,084

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,267,216 and 40,227,625 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	40	40
Paid-in capital in excess of par	802,975	802,216
Distributable earnings	(106,848)	(90,943)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$694,746	$709,892

TOTAL LIABILITIES AND NET ASSETS	$1,428,260	$1,396,976

Net asset value per share	$17.25	$17.65

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$31,569	$29,790
Payment-in-kind	302	–
Other income	651	236

Total investment income from non-controlled/non-affiliated investments	32,522	30,026
From non-controlled affiliated investments:
Payment-in-kind	369	1,941
Interest income	618	388
Dividend income	32	7
Other income	11	6

Total investment income from non-controlled affiliated investments	1,030	2,342
From controlled affiliated investments:
Payment-in-kind	535	373
Dividend income	2,450	2,800

Total investment income from controlled affiliated investments	2,985	3,173

Total investment income	$36,537	$35,541

Expenses:
Interest and other debt expenses	$8,453	$5,723
Management fees	3,536	4,803
Incentive fees	493	4,684
Professional fees	642	670
Administration, custodian and transfer agent fees	240	231
Directors’ fees	113	101
Other expenses	336	309

Total expenses	$13,813	$16,521

NET INVESTMENT INCOME BEFORE TAXES	$22,724	$19,020

Income tax expense, including excise tax	$439	$285

NET INVESTMENT INCOME AFTER TAXES	$22,285	$18,735

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(24,722)	$1,667
Non-controlled affiliated investments	–	9
Foreign currency forward contracts	18	–
Foreign currency transactions	(6)	–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	7,206	(303)
Non-controlled affiliated investments	(2,756)	(985)
Controlled affiliated investments	(894)	(225)
Foreign currency forward contracts	78	–
Foreign currency translations	802	–

Net realized and unrealized gains (losses)	$(20,274)	$163
(Provision) benefit for taxes on realized gain/loss on investments	–	(447)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	204	–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,215	$18,451

Net investment income per share (basic and diluted)	$0.55	$0.47
Earnings per share (basic and diluted)	$0.06	$0.46
Weighted average shares outstanding	40,261,057	40,150,518

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$22,285	$18,735
Net realized gain (loss)	(24,710)	1,676
Net change in unrealized appreciation (depreciation)	4,436	(1,513)
(Provision) benefit for taxes on realized gain/loss on investments	–	(447)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	204	–

Net increase (decrease) in net assets resulting from operations	$2,215	$18,451

Distributions to stockholders from:
Distributable earnings	$(18,120)	$(18,070)

Total distributions to stockholders	$(18,120)	$(18,070)

Capital transactions:
Reinvestment of stockholder distributions (39,591 and 23,824 shares, respectively)	$759	$500

Net increase (decrease) in net assets resulting from capital transactions	$759	$500

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(15,146)	$881

Net assets at beginning of period	$709,892	$725,830

Net assets at end of period	$694,746	$726,711

Distributions declared per share	$0.45	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$2,215	$18,451
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(126,114)	(72,778)
Payment-in-kind interest capitalized	(937)	(2,113)
Investments in affiliated money market fund, net	–	11,537
Proceeds from sales of investments and principal repayments	79,048	78,714
Net realized (gain) loss on investments	24,722	(1,676)
Net change in unrealized (appreciation) depreciation on investments	(3,556)	1,513
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(71)	–
Amortization of premium and accretion of discount, net	(2,816)	(2,027)
Amortization of deferred financing and debt issuance costs	638	500
Amortization of original issue discount on convertible notes	104	32
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	35	(4,000)
(Increase) decrease in interest and dividends receivable	(1,759)	(1,115)
(Increase) decrease in other income receivable	–	1,308
(Increase) decrease in other assets	25	(192)
Increase (decrease) in interest and other debt expenses payable	1,574	1,243
Increase (decrease) in management fees payable	102	156
Increase (decrease) in incentive fees payable	493	1,504
Increase (decrease) in investments purchased payable	–	89
Increase (decrease) in directors’ fees payable	113	100
Increase (decrease) in accrued expenses and other liabilities	(1,085)	(231)

Net cash provided by (used for) operating activities	$(27,269)	$31,015

Cash flows from financing activities:
Offering costs paid	–	(83)
Distributions paid	(17,343)	(17,559)
Deferred financing and debt issuance costs paid	(494)	(1,800)
Borrowings on debt	130,891	58,500
Repayments of debt	(86,000)	(74,750)

Net cash provided by (used for) financing activities	$27,054	$(35,692)

Net increase (decrease) in cash	(215)	(4,677)
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	–
Cash, beginning of period	6,113	11,606

Cash, end of period	$5,891	$6,929

Supplemental and non-cash financing activities
Interest expense paid	$5,765	$3,714
Accrued but unpaid excise tax expense	$625	$529
Accrued but unpaid offering costs	$2	$206
Accrued but unpaid distributions	$18,120	$18,070
Reinvestment of stockholder distributions	$759	$500
Exchange of Investments	$35,230	$640

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2019

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value - 202.25% #

Corporate Debt (1) - 174.65%

1st Lien/Senior Secured Debt - 117.24%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.61%	L + 7.00%; 1.00% Floor	06/13/2023	$10,170	$9,904	$9,967
Apptio, Inc.(2) (3)	IT Services	9.74%	L + 7.25%; 1.00% Floor	01/10/2025	26,696	26,177	26,162
Apptio, Inc.(2) (3) (4) (5)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(43)	(45)
Artesyn Embedded Technologies, Inc.(6)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	18,750
Associations, Inc.(2) (3)	Real Estate Management & Development	9.80%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	11,879	11,745	11,760
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.75%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,946	1,399	1,403
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(7)	(6)
Avenue Stores, LLC(3)	Specialty Retail	12.50%	P + 7.00%; 2.00% Floor	09/18/2020	29,575	29,154	29,427
Brillio, LLC(2)	IT Services	7.23%	L + 4.75%; 1.00% Floor	02/06/2025	4,520	4,475	4,475
Brillio, LLC(2) (4) (5)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	1,510	(15)	(15)
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.18%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,334	12,298
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.18%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	699	684
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.41%	L + 7.50%; 1.00% Floor	05/15/2023	1,569	288	282
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.25%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,781	8,722
Continuum Managed Services LLC(2) (3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	21,281	20,839	20,962
Continuum Managed Services LLC(2) (3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	6,125	6,009	6,033
Continuum Managed Services LLC(2) (3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	1,795	1,761	1,768
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(39)	(33)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.00%	L + 7.50%; 1.00% Floor	06/10/2024	10,906	10,731	10,769
Dade Paper & Bag, LLC(2) (3)	Distributors	9.50%	L + 7.00%; 1.00% Floor	06/10/2024	1,391	1,379	1,342
Datto, Inc.(2) (3)	IT Services	10.49%	L + 8.00%; 1.00% Floor	12/07/2022	37,027	36,461	37,027
Datto, Inc.(2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	2,492	(36)	–
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	8.35%	L + 5.75%; 1.00% Floor	06/30/2022	3,962	3,944	3,932
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	8.35%	L + 5.75%; 1.00% Floor	06/30/2022	3,834	3,817	3,805
DDS USA Holding, Inc.(2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,079	(5)	(8)
Diligent Corporation(2) (3)	Professional Services	8.31%	L + 5.50%; 1.00% Floor	04/14/2022	€16,138	18,466	17,877
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	1,486	1,469	1,468
Diligent Corporation(2) (3) (4)	Professional Services	8.23%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,117	1,128
Diligent Corporation(2) (3)	Professional Services	8.19%	L + 5.50%; 1.00% Floor	04/14/2022	510	504	504
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	247	244	244
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	8,104	(93)	(101)
DiscoverOrg, LLC(2)	Software	7.24%	L + 4.50%	02/02/2026	16,200	16,040	15,957
DocuTAP, Inc.(2) (4)	Health Care Technology		L + 5.50%; 1.00% Floor	05/09/2025	31,400	–	–
DocuTAP, Inc.(2) (4)	Health Care Technology		L + 5.50%; 1.00% Floor	05/09/2025	4,800	–	–
Elemica, Inc.(3)	Software	9.50%	L + 7.00%; 1.00% Floor	07/07/2021	41,331	40,793	40,815
Elemica, Inc.(3) (4)	Software	9.50%	L + 7.00%; 1.00% Floor	07/07/2021	6,000	4,728	4,725
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.86%	L + 6.25%; 1.00% Floor	09/25/2024	22,246	21,883	21,857
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(20)	(23)
Fenergo Finance 3 Limited(2) (3) (7)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€17,800	20,355	19,568
Fenergo Finance 3 Limited(2) (3) (4) (5) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(19)	(24)
Fenergo Finance 3 Limited(2) (3) (4) (5) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€1,500	(28)	(95)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	7.99%	L + 5.50%; 1.00% Floor	09/04/2024	10,200	10,011	9,996
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,000	(35)	(40)
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	5,100	(58)	(102)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Granicus, Inc.(2)	Software	7.35%	L + 4.75%; 1.00% Floor	09/07/2022	$8,379	$8,297	$8,295
Heligear Acquisition Co.(3) (6)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,457	17,106
Hygiena Borrower LLC	Life Sciences Tools & Services	6.60%	L + 4.00%; 1.00% Floor	08/26/2022	3,760	3,712	3,685
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	380	(5)	(8)
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	571	(4)	(11)
iCIMS, Inc.(2) (3)	Software	8.99%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,341	29,297
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(34)	(37)
Infinity Sales Group(3) (8)	Media	13.11%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	31,606	29,824
Integral Ad Science, Inc.(2) (3)	Media	9.75%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	23,806	23,377	23,329
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(31)	(36)
Internet Truckstop Group, LLC(2) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	22,320	–	–
Internet Truckstop Group, LLC(2) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	1,800	–	–
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	11.50%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering			05/26/2020	3,917	3,603	3,839
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering			05/26/2020	5,201	2,683	–
Legacy Buyer Corp.(3)	Health Care Providers & Services	10.61%	L + 8.00%; 1.00% Floor	10/24/2019	22,647	22,581	22,647
Legacy Buyer Corp.(3) (4) (5)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(7)	–
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.49%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,237	38,187
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(47)	(54)
Madison-Kipp Corporation(3)	Machinery	11.50%	L + 9.00%; 1.00% Floor	05/26/2020	29,787	29,619	29,712
Mailgun Technologies, Inc.(2)	Internet Software & Services	8.61%	L + 6.00%; 1.00% Floor	03/26/2025	13,190	12,927	12,926
Mailgun Technologies, Inc.(2) (4) (5)	Internet Software & Services		L + 6.00%; 1.00% Floor	03/26/2025	1,530	(31)	(31)
Midwest Transport, Inc.(2) (3)	Road & Rail	9.65%	L + 7.00%; 1.00% Floor	10/02/2023	12,383	12,269	12,259
MMIT Holdings, LLC(2) (3)	Health Care Technology	8.00%	L + 5.50%; 1.00% Floor	11/15/2024	16,459	16,142	16,130
MMIT Holdings, LLC(2) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,188	(60)	(64)
Netvoyage Corporation(2) (3)	Software	11.50%	L + 9.00%; 1.00% Floor	03/24/2024	8,579	8,464	8,429
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(8)	(11)
Pathway Vet Alliance LLC(2)	Health Care Providers & Services	7.00%	L + 4.50%	12/20/2024	4,807	4,760	4,759
Pathway Vet Alliance LLC(2) (4)	Health Care Providers & Services	7.00%	L + 4.50%	12/21/2024	1,695	143	143
Picture Head Midco LLC(2) (3)	Media	9.25%	L + 6.75%; 1.00% Floor	08/31/2023	23,120	22,702	22,715
Picture Head Midco LLC(2) (3) (4)	Media	9.25%	L + 6.75%; 1.00% Floor	08/31/2023	2,540	715	718
Power Stop, LLC(2)	Auto Components	7.35%	L + 4.75%	10/19/2025	7,581	7,563	7,505
SF Home Décor, LLC(2) (3)	Household Products	12.11%	L + 9.50%; 1.00% Floor	07/13/2022	19,795	19,366	19,251
Shopatron, LLC(2)	Internet Catalog & Retail	11.61%	L + 9.00%; 1.00% Floor	12/18/2020	4,289	4,208	4,203
SPay, Inc.(2) (3)	Internet Software & Services	8.24%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,148	9,970
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.38%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	436	416
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.55%	L + 5.75%; 1.00% Floor	06/17/2024	5,720	331	181
The Merit Distribution Group, LLC(3)	Distributors	13.88%	L + 11.25%; 0.50% Floor	04/08/2021	22,375	22,101	22,375
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	11.60%	L + 9.00%; 1.00% Floor	08/13/2021	29,876	29,592	28,084
Vexos, Inc.(3)	Electronic Equipment, Instruments & Components	12.30%	L + 9.50%; 1.00% Floor	10/09/2019	35,922	35,823	35,653
VRC Companies, LLC(3)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	3,674	3,641	3,637
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	1,503	426	425

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.31%	L + 6.50%; 1.00% Floor	03/31/2022	$175	$110	$109
Wine.com, LLC(2) (3)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,278	6,272
Wrike, Inc.(2) (3)	Professional Services	9.25%	L + 6.75%; 1.00% Floor	12/31/2024	16,223	15,909	15,899
Wrike, Inc.(2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(31)	(32)
Xactly Corporation(2) (3)	Internet Software & Services	9.75%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,525	22,517
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(23)	(25)
Yasso, Inc.(2) (3)	Food Products	10.25%	L + 7.75%; 1.00% Floor	03/23/2022	8,096	7,991	7,752

Total 1st Lien/Senior Secured Debt						823,300	814,544

1st Lien/Last-Out Unitranche (10) – 14.55%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.60%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,568	11,543
Mervin Manufacturing, Inc.(3)	Leisure Equipment & Products	10.28%	L + 7.50%	10/10/2019	11,165	11,134	10,857
NTS Communications, Inc.^ (3) (11)	Diversified Telecommunication Services		L + 9.00% PIK; 1.25% Floor	06/06/2019	60,462	55,968	48,854
NTS Communications, Inc.^ (3)	Diversified Telecommunication Services	11.61%	L + 9.00% PIK; 1.25% Floor	06/06/2019	6,693	6,537	6,693
RugsUSA, LLC(2) (3)	Household Products	8.61%	L + 6.00%; 1.00% Floor	04/30/2023	5,840	5,791	5,782
Smarsh, Inc.(2) (3)	Software	10.38%	L + 7.88%; 1.00% Floor	03/31/2021	17,534	17,357	17,358

Total 1st Lien/Last-Out Unitranche						108,355	101,087

2nd Lien/Senior Secured Debt - 41.89%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.10%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,629	5,623
Bolttech Mannings, Inc.^^ (3)	Commercial Services & Supplies	10.63%	L + 8.00% PIK	11/19/2021	20,158	20,158	19,956
Country Fresh Holdings, LLC(2) (3) (11)	Food Products		L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,246	940
DiscoverOrg, LLC(2)	Software	11.24%	L + 8.50%	02/01/2027	10,000	9,851	9,975
DuBois Chemicals, Inc.(2)	Chemicals	10.50%	L + 8.00%; 1.00% Floor	03/15/2025	26,220	25,788	25,433
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.72%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,415	19,404
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.24%	L + 7.50%	07/31/2025	7,000	6,837	6,808
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(20)	(49)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.35%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,827	1,828
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.35%	L + 7.75%; 1.00% Floor	08/26/2023	680	90	85
ICP Industrial, Inc.(2) (3)	Chemicals	10.74%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	19,975	19,992
IHS Intermediate Inc.(3)	Health Care Providers & Services	11.02%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,887	9,200
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.49%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,644	21,090
MPI Products LLC(3) (8)	Auto Components	11.63%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,967	19,600
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.75%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,630	18,623
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.50%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,349	18,285
P2 Upstream Acquisition Co.	Software	10.74%	L + 8.00%; 1.00% Floor	04/30/2021	3,500	3,487	3,351
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,046	40,833
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.50%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,220	5,974
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.35%	L + 7.75%	07/02/2026	8,260	8,182	8,260
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.35%	L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,898	14,879
Zep Inc.(2)	Chemicals	10.85%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,287	20,944

Total 2nd Lien/Senior Secured Debt						304,393	291,034

Unsecured Debt - 0.97%
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		12/15/2019	3,931	3,932	3,922
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		03/05/2021	1,715	1,715	1,715

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Conergy Asia & ME Pte. LTD.^ (3) (7)	Construction & Engineering	10.00%		05/26/2020	$1,064	$1,064	$1,064

Total Unsecured Debt						6,711	6,701

Total Corporate Debt						1,242,759	1,213,366

Portfolio Company		Industry	Coupon		Shares	Cost	Fair Value

Preferred Stock (1) - 6.46%
Accuity Delivery Systems, LLC^ (2) (3) (6) (9)		Health Care Providers & Services			97,130	$3,200	$4,160
Animal Supply Holdings, LLC^^ (3) (6) (9)		Distributors			250,000	25,000	25,260
CB-HDT Holdings, Inc.^ (3) (6) (9)		Aerospace & Defense			1,108,333	10,185	13,488
Conergy Asia Holdings, Ltd.^ (3) (6) (7) (9)		Construction & Engineering			600,000	600	–
Kawa Solar Holdings Limited^ (3) (6) (7) (11)	Construction & Engineering		8.00% PIK		59,611	778	–
NTS Communications, Inc.^ (3) (6) (9)		Diversified Telecommunication Services			263	187	–
Wine.com, LLC(2) (3) (6) (9)	Beverages				221,072	1,900	1,957

Total Preferred Stock						41,850	44,865

Common Stock (1) - 7.33%
Animal Supply Holdings, LLC^^ (3) (6) (9)		Distributors			404,584	29,230	28,976
Bolttech Mannings, Inc.^^ (3) (6) (9)		Commercial Services & Supplies			8,000	6,591	4,064
CB-HDT Holdings, Inc.^ (3) (6) (9)		Aerospace & Defense			453,383	2,393	4,280
Collaborative Imaging Holdco, LLC - Class B^^^ (2) (3) (6)		Health Care Providers & Services			8,464	1,141	1,286
Collaborative Imaging Holdco, LLC - Class C^^^ (2) (3) (6) (7) (9)		Health Care Providers & Services			7,988	159	177
Conergy Asia Holdings, Ltd.^ (3) (6) (7) (9)		Construction & Engineering			2,000	4,700	–
Continuum Managed Services LLC - Class A(2) (3) (6) (9)		IT Services			733	733	861
Continuum Managed Services LLC - Class B(2) (3) (6) (9)		IT Services			496,698	7	844
Elah Holdings, Inc.^ (2) (3) (6) (9)		Capital Markets			46,214	2,234	2,234
Iracore International Holdings, Inc.^ (3) (6) (9)		Energy Equipment & Services			28,898	7,003	4,783
Kawa Solar Holdings Limited^ (3) (6) (7) (9)		Construction & Engineering			1,399,556	–	–
National Spine and Pain Centers, LLC(2) (3) (6) (9)		Health Care Providers & Services			600	600	279
NTS Communications, Inc.^ (3) (6) (9)		Diversified Telecommunication Services			595,215	3	–
Prairie Provident Resources, Inc.^^^ (7) (9)		Oil, Gas & Consumable Fuels			3,579,988	9,237	456
Wrike, Inc.(2) (3) (6) (9)		Professional Services			348,478	2,165	2,505
Yasso, Inc.(2) (3) (6) (9)		Food Products			850	850	190

Total Common Stock						67,046	50,935

Portfolio Company					LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) - 13.81%
Senior Credit Fund, LLC^^ (7)					$100,000	$100,000	$95,931

Total Investment Funds & Vehicles						100,000	95,931

TOTAL INVESTMENTS – 202.25%						$1,451,655	$1,405,097

LIABILITIES IN EXCESS OF OTHER ASSETS - (102.25%)							$(710,351)

NET ASSETS – 100.00%							$694,746

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.71%, 2.66%, 2.60%, 2.56%, 2.49% and 2.42%, respectively. As of March 31, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2019.

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

(6)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $131,200 or 18.88% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Animal Supply Holdings LLC – Common Stock	02/22/2019
Animal Supply Holdings, LLC – Preferred Stock	02/22/2019
Artesyn Embedded Technologies, Inc. – 1st Lien/Senior Secured Debt	09/26/2013
Bolttech Mannings, Inc. – Common Stock	12/22/2017
CB-HDT Holdings, Inc. – Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. – Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. – Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. – Preferred Stock	08/23/2017
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Elah Holdings, Inc. – Common Stock	05/09/2018
Heligear Acquisition Co. – 1st Lien/Senior Secured Debt	09/30/2014
Iracore International Holdings, Inc. – Common Stock	04/13/2017
Kawa Solar Holdings Limited – Common Stock	08/17/2016
Kawa Solar Holdings Limited – Preferred Stock	10/25/2016
NTS Communications, Inc. – Preferred Stock	07/22/2016
NTS Communications, Inc. – Common Stock	07/22/2016
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(7)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019 the aggregate fair value of these securities is $120,916 or 8.47% of the Company’s total assets.

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

(11)	The investment is on non-accrual status as of March 31, 2019.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 355	EUR 301	04/03/2019	$17
Bank of America, N.A.	USD 309	EUR 260	05/06/2019	15
Bank of America, N.A.	USD 375	EUR 315	07/03/2019	19
Bank of America, N.A.	USD 311	EUR 260	08/05/2019	16
Bank of America, N.A.	USD 394	EUR 329	10/04/2019	20
Bank of America, N.A.	USD 324	EUR 269	11/05/2019	17
Bank of America, N.A.	USD 393	EUR 325	01/06/2020	20
Bank of America, N.A.	USD 399	EUR 327	04/06/2020	21
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	22

				$167

Currency Abbreviations:

EUR – Euro

USD – U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 193.75% #

Corporate Debt (1) – 173.98%

1st Lien/Senior Secured Debt – 102.78%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$10,170	$9,892	$9,890
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	26,696	–	–
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	2,225	–	–
Artesyn Embedded Technologies, Inc.(5)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	18,400
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	11,788	11,650	11,671
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,938	1,012	1,017
Associations, Inc.(2) (3) (4) (6)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(7)	(6)
Avenue Stores, LLC(3)	Specialty Retail	10.62%	L + 8.00%; 1.00% Floor	09/18/2020	30,300	29,874	29,467
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,323	12,298
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	1,569	600	596
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	450	433
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,777	8,722
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	21,335	20,870	20,908
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	6,140	6,017	6,017
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,800	1,763	1,764
Continuum Managed Services LLC(2) (3) (4) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(42)	(44)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	10,934	10,752	10,769
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,395	1,382	1,342
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	37,027	36,429	36,749
Datto, Inc.(2) (4) (6)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	2,492	(39)	(19)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	3,972	3,953	3,942
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	3,843	3,825	3,815
DDS USA Holding, Inc.(2) (4) (6)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,079	(5)	(8)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€16,179	18,496	18,305
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	512	505	505
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	491	504
Diligent Corporation(2) (3) (4) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	247	(3)	(3)
Diligent Corporation(2) (3) (4) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	9,590	(120)	(120)
Elemica, Inc.(3)	Software	9.52%	L + 7.00%; 1.00% Floor	07/07/2021	41,438	40,844	40,920
Elemica, Inc.(3) (4) (6)	Software		L + 7.00%; 1.00% Floor	07/07/2021	6,000	(80)	(75)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	22,300	21,924	21,910
Empirix, Inc.(2) (3) (4) (6)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(22)	(23)
Fenergo Finance 3 Limited(2) (3) (7)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€17,800	20,344	19,986
Fenergo Finance 3 Limited(2) (3) (4) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(20)	(24)
Fenergo Finance 3 Limited(2) (3) (4) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€1,500	(29)	(59)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	10,200	10,005	9,996
Gastro Health Holdco, LLC(2) (3) (4) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(37)	(40)
Gastro Health Holdco, LLC(2) (3) (4) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	5,100	(60)	(102)
Heligear Acquisition Co.(3) (5)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,438	17,106
Hygiena Borrower LLC	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	3,769	3,719	3,694
Hygiena Borrower LLC(4) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	380	(5)	(8)
Hygiena Borrower LLC(4) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	571	(4)	(11)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	$29,895	$29,321	$29,297
iCIMS, Inc.(2) (3) (4) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(35)	(37)
Infinity Sales Group(3) (8)	Media	13.31%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	30,739	29,529
Integral Ad Science, Inc.(2) (3)	Media	9.78%	L + 7.25% (incl.1.25% PIK); 1.00% Floor	07/19/2024	23,733	23,289	23,258
Integral Ad Science, Inc.(2) (3) (4) (6)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(33)	(36)
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	11.63%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering		L + 8.00% PIK	05/26/2020	8,460	8,150	8,066
Kawa Solar Holdings Limited^ (3) (7) (10)	Construction & Engineering			05/26/2020	5,201	2,683	–
Legacy Buyer Corp.(3)	Health Care Providers & Services	10.81%	L + 8.00%; 1.00% Floor	10/24/2019	22,841	22,746	22,841
Legacy Buyer Corp.(3) (4) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(10)	–
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,194	38,187
Lithium Technologies, Inc.(2) (3) (4) (6)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(50)	(54)
Madison-Kipp Corporation(3)	Machinery	11.53%	L + 9.00%; 1.00% Floor	05/26/2020	29,879	29,677	29,805
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	12,541	12,421	12,416
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	8,900	8,725	8,722
MMIT Holdings, LLC(2) (4) (6)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	2,550	(50)	(51)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,601	8,477	8,494
Netvoyage Corporation(2) (3) (4) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(8)	(8)
Picture Head Midco LLC(2) (3)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	23,120	22,683	22,658
Picture Head Midco LLC(2) (3) (4)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	2,540	738	711
Picture Head Midco LLC(2) (3) (4) (6)	Media		L + 6.75%; 1.00% Floor	08/31/2023	2,540	(47)	(51)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	7,600	7,581	7,562
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	20,063	19,601	19,511
SPay, Inc.(2) (3)	Internet Software & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	10,300	10,109	10,042
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	815	807
SPay, Inc.(2) (3) (4) (6)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	5,720	(52)	(143)
The Merit Distribution Group, LLC(3)	Distributors	14.06%	L + 11.25%; 0.50% Floor	04/08/2021	22,375	22,071	22,207
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	11.80%	L + 9.00%; 1.00% Floor	08/13/2021	29,954	29,643	27,782
Vexos, Inc.(3)	Electronic Equipment, Instruments & Components	11.90%	L + 9.50%; 1.00% Floor	10/09/2019	36,235	36,089	35,872
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	3,683	2,776	2,774
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	175	88	88
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,274	6,272
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	19,712	19,317	19,317
Wrike, Inc.(2) (4) (6)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(32)	(32)
Xactly Corporation(2) (3)	Internet Software & Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,504	22,517
Xactly Corporation(2) (3) (4) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(25)	(25)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	8,119	8,006	7,733

Total 1st Lien/Senior Secured Debt						738,626	729,604

1st Lien/Last-Out Unitranche (11) – 15.05%
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	6,000	5,883	5,850
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,555	11,543
Mervin Manufacturing, Inc.(3)	Leisure Equipment & Products	9.94%	L + 7.50%	10/10/2019	11,165	11,120	10,746
NTS Communications, Inc.^ (3) (9)	Diversified Telecommunication Services		L + 9.00% PIK; 1.25% Floor	06/06/2019	58,747	55,968	49,054

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 3.03%
Accuity Delivery Systems, LLC^ (2) (3) (5) (10)	Health Care Providers & Services		97,130	$3,200	$3,840
CB-HDT Holdings, Inc.^ (3) (5) (10)	Aerospace & Defense		1,108,333	10,186	15,794
Conergy Asia Holdings, Ltd.^ (3) (5) (7) (10)	Construction & Engineering		600,000	600	–
Kawa Solar Holdings Limited^ (3) (5) (7) (9)	Construction & Engineering	8.00% PIK	58,430	778	–
NTS Communications, Inc.^ (3) (5) (10)	Diversified Telecommunication Services		263	187	–
Wine.com, LLC(2) (5) (10)	Beverages		221,072	1,900	1,900

Total Preferred Stock				16,851	21,534

Common Stock (1) – 3.15%
Bolttech Mannings, Inc.^^ (3) (5) (10)	Commercial Services & Supplies		8,000	6,591	4,434
CB-HDT Holdings, Inc.^ (3) (5) (10)	Aerospace & Defense		453,383	2,393	5,427
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (5)	Health Care Providers & Services		8,464	1,141	1,330
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (5) (7) (10)	Health Care Providers & Services		7,988	159	221
Conergy Asia Holdings, Ltd.^ (3) (5) (7) (10)	Construction & Engineering		2,000	4,700	–
Continuum Managed Services LLC – Class A(2) (3) (5) (10)	IT Services		733	732	842
Continuum Managed Services LLC – Class B(2) (3) (5) (10)	IT Services		496,698	7	268
Elah Holdings, Inc.^ (2) (3) (5) (10)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (3) (5) (10)	Energy Equipment & Services		28,898	7,003	4,418
Kawa Solar Holdings Limited^ (3) (5) (7) (10)	Construction & Engineering		1,399,556	–	–
National Spine and Pain Centers, LLC(2) (3) (5) (10)	Health Care Providers & Services		600	600	318
NTS Communications, Inc.^ (3) (5) (10)	Diversified Telecommunication Services		595,215	3	–
Prairie Provident Resources, Inc.^^^ (7) (10)	Oil, Gas & Consumable Fuels		3,579,988	9,237	504
Wrike, Inc.(2) (5) (10)	Professional Services		348,478	2,165	2,165
Yasso, Inc.(2) (3) (5) (10)	Food Products		850	850	182

Total Common Stock				37,815	22,343

Portfolio Company			LLC Interest	Cost	Fair Value

Investment Funds & Vehicles (1) – 13.59%
Senior Credit Fund, LLC^^ (7)			$100,000	$100,000	$96,456

Total Investment Funds & Vehicles				100,000	96,456

TOTAL INVESTMENTS – 193.75%				$1,425,558	$1,375,444

LIABILITIES IN EXCESS OF OTHER ASSETS – (93.75%)					$(665,552)

NET ASSETS – 100.00%					$709,892

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2019 and 2018, the Company earned $646 and $476, respectively, in prepayment premiums and $1,037 and $833, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 4.5% and 3.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments at amortized cost and at fair value, respectively.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2019 and December 31, 2018, the Company held an aggregate cash balance of $5,891 and $6,113, respectively. Foreign currency of $368 and $257 (acquisition cost of $375 and $255) is included in cash as of March 31, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2019 and 2018 the Company accrued excise taxes of $442 and $285, respectively. As of March 31, 2019, $625 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018 the Company accrued provision for taxes on realized gains on investments of $0 and $447, respectively. For the three months ended March 31, 2019 and 2018 the Company accrued provision for taxes on unrealized gains on investments of $(204) and $0, respectively. As of March 31, 2019, $518 of income taxes remained payable.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

New Accounting Pronouncements

In October 2018, the U.S Securities Exchange Commission (“SEC”) adopted the final rule under SEC release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The Company is no longer required to present components of distributable earnings on the Consolidated Statements of Assets and Liabilities or the sources of distributable earnings and the amount of undistributed net investment income on the Consolidated Statements of Changes in Net Assets. Prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported. The following provides the prior period reclassifications.

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the three months ended March 31, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the three months ended March 31, 2018
Net investment income	$(18,070)
Total distributions to stockholders	$(18,070)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2019 and 2018 Management Fees amounted to $3,536 and $4,803, respectively. As of March 31, 2019, $3,536 remained payable.

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

For the three months ended March 31, 2019 and 2018, the Company incurred Incentive Fees based on income of $493 and $4,684, respectively. As of March 31, 2019, $493 remained payable. For the three months ended March 31, 2019 and 2018, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2019 and 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $237 and $227, respectively. As of March 31, 2019, $234 remained payable.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three months ended March 31, 2019 and 2018, the Company incurred expenses for services provided by the Transfer Agent of $3 and $4, respectively. As of March 31, 2019, $3 remained payable.

Common Stock Repurchase Plans

In February 2016, the Board of Directors authorized the Company to repurchase up to $25,000 of the Company’s common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In February 2017, the Company’s Board of Directors renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2018, in February 2018, again renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2019 and, in February 2019, again renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2020.

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. The Company entered into an agreement to renew the Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with the Company’s offering of Convertible Notes. See Notes 6 “Debt”. On June 27, 2018, the Company entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Company 10b5-1 Plan expired on March 18, 2019.

In February 2019, our Board of Directors approved a new common stock repurchase plan (the “New Company 10b5-1 Plan”), which provides for us to repurchase up to $25,000 of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the New Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the New Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The New Company 10b5-1 Plan took effect on March 18, 2019, expires on March 18, 2020 and purchases thereunder will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

The Company’s repurchase of its common stock under the New Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2019 and 2018, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

Affiliates

As of March 31, 2019 and December 31, 2018, Group Inc. owned 16.10% and 16.12%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the three months ended March 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of March 31, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Animal Supply Holdings LLC	$–	$54,230	$–	$–	$6	$54,236	$–
Bolttech Mannings, Inc.	23,863	532	–	–	(375)	24,020	535
Senior Credit Fund, LLC (1)	96,456	–	–	–	(525)	95,931	2,450
Total Controlled Affiliates	$120,319	$54,762	$–	$–	$(894)	$174,187	$2,985
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$–	$62,408	$(62,408)	$–	$–	$–	$18
Accuity Delivery Systems, LLC	13,730	12	–	–	385	14,127	263
CB-HDT Holdings, Inc.	26,854	–	(1)	–	(3,448)	23,405	167
Collaborative Imaging Holdco, LLC	10,273	4	–	–	(92)	10,185	224
Conergy Asia Holdings, Ltd	1,064	–	–	–	–	1,064	26
Elah Holdings, Inc.	2,234	–	–	–	–	2,234	–
Iracore International Holdings, Ltd	7,807	–	–	–	365	8,172	98
Kawa Solar Holdings Limited	8,066	–	(4,547)	–	320	3,839	–
NTS Communications, Inc.	55,557	228	–	–	(238)	55,547	234
Prairie Provident Resources, Inc.	504	–	–	–	(48)	456	–
Total Non-Controlled Affiliates	$126,089	$62,652	$(66,956)	$–	$(2,756)	$119,029	$1,030
Total Affiliates	$246,408	$117,414	$(66,956)	$–	$(3,650)	$293,216	$4,015

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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of December 31, 2018	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Bolttech Mannings, Inc.	$20,569	$5,648	$–	$–	$(2,354)	$23,863	$1,791
Senior Credit Fund, LLC(1)	92,097	5,658	–	–	(1,299)	96,456	10,550
Total Controlled Affiliates	$112,666	$11,306	$–	$–	$(3,653)	$120,319	$12,341
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$11,539	$243,137	$(254,676)	$–	$–	$–	$53
Accuity Delivery Systems, LLC	–	13,092	–	–	638	13,730	568
CB-HDT Holdings, Inc.	19,345	2,148	–	–	5,361	26,854	589
Collaborative Imaging Holdco, LLC	–	10,077	–	–	196	10,273	703
Conergy Asia Holdings, Ltd	4,832	664	–	–	(4,432)	1,064	68
Elah Holdings, Inc.	–	2,234	–	–	–	2,234	–
Iracore International Holdings, Ltd	9,602	–	–	–	(1,795)	7,807	380
Kawa Solar Holdings Limited	8,918	153	(664)	9	(350)	8,066	151
NTS Communications, Inc.	51,538	6,459	–	–	(2,440)	55,557	6,453
Prairie Provident Resources, Inc.	1,233	–	–	–	(729)	504	–
Total Non-Controlled Affiliates	$107,007	$277,964	$(255,340)	$9	$(3,551)	$126,089	$8,965
Total Affiliates	$219,673	$289,270	$(255,340)	$9	$(7,204)	$246,408	$21,306

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2019 and December 31, 2018, there were $570 and $282, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the Company and GSAM, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) received exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS PMMC, GS MMLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS PMMC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments consisted of the following:

	March 31, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$823,300	$814,544	$738,626	$729,604
1st Lien/Last-Out Unitranche	108,355	101,087	114,004	106,879
2nd Lien/Senior Secured Debt	304,393	291,034	411,551	391,931
Unsecured Debt	6,711	6,701	6,711	6,697
Preferred Stock	41,850	44,865	16,851	21,534
Common Stock	67,046	50,935	37,815	22,343
Investment Funds & Vehicles(1)	100,000	95,931	100,000	96,456
Total Investments	$1,451,655	$1,405,097	$1,425,558	$1,375,444

(1)	Includes equity investments in the Senior Credit Fund.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	9.8%	19.9%	11.5%	22.3%
Health Care Providers & Services	8.2	16.5	8.0	15.5
IT Services	7.0	14.1	4.8	9.4
Investment Funds & Vehicles	6.8	13.8	7.0	13.6
Distributors	6.3	12.8	5.8	11.2
Internet Software & Services	6.0	12.1	5.2	10.0
Diversified Telecommunication Services	5.5	11.1	5.6	10.9
Media	5.4	11.0	5.5	10.7
Chemicals	4.7	9.6	4.9	9.5
Health Care Equipment & Supplies	4.2	8.5	4.3	8.2
Electronic Equipment, Instruments & Components	3.9	7.8	4.0	7.6
Air Freight & Logistics	2.9	5.9	3.0	5.8
Aerospace & Defense	2.9	5.8	3.2	6.2
Professional Services	2.8	5.7	3.0	5.7
Diversified Financial Services	2.7	5.4	3.1	6.1
Road & Rail	2.2	4.4	2.2	4.3
Machinery	2.1	4.3	2.2	4.2
Specialty Retail	2.1	4.2	2.1	4.1
Health Care Technology	2.1	4.2	1.6	3.1
Commercial Services & Supplies	2.0	4.1	2.0	3.8
Auto Components	1.9	3.9	2.0	3.8
Household Products	1.8	3.6	1.8	3.6
Internet Catalog & Retail	1.8	3.6	1.5	3.0
Real Estate Management & Development	1.0	1.9	0.9	1.8
Leisure Equipment & Products	0.8	1.6	0.8	1.5
Food Products	0.6	1.3	1.1	2.2
Energy Equipment & Services	0.6	1.2	0.6	1.1
Beverages	0.6	1.2	0.6	1.2
Containers & Packaging	0.4	0.9	0.4	0.9
Life Sciences Tools & Services	0.4	0.8	0.4	0.8
Construction & Engineering	0.3	0.7	0.7	1.3
Capital Markets	0.2	0.3	0.2	0.3
Oil, Gas & Consumable Fuels	0.0	0.1	0.0	0.1
Total	100.0%	202.3%	100.0%	193.8%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2019	December 31, 2018
United States	98.2%	97.9%
Ireland	1.4	1.4
Germany	0.3	0.6
Singapore	0.1	0.1
Total	100.0%	100.0%

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

On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. Following the distribution of underlying assets and liabilities held by the Senior Credit Fund to its members, including the Company, the pro-rata portion of such assets and liabilities received by the Company will become assets and liabilities of the Company and will be directly included in its consolidated financial statements and notes thereto, and will also be included for purposes of determining the Company’s asset coverage ratio. There can be no assurance that the liquidation of the Senior Credit Fund and related transactions will be effectuated, and such transactions will remain subject to any requisite approvals.

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount of $19,550 as of March 31, 2019. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of March 31, 2019, the SPV I Term Loan Facility consisted of a $228,873 term loan and the SPV I Class B Facility consisted of a $40,000 Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025. As of March 31, 2019 and December 31, 2018, the SPV I’s aggregated outstanding borrowings under the Asset Based Facility were $288,423 and $300,500, respectively.

As of March 31, 2019 and December 31, 2018, the Company and Cal Regents had subscribed to fund and contributed the following to the Senior Credit Fund:

	March 31, 2019		December 31, 2018
Member	Subscribed to fund	Contributed	Subscribed to fund	Contributed
Company	$100,000	$100,000	$100,000	$100,000
Cal Regents	100,000	100,000	100,000	100,000
Total	$200,000	$200,000	$200,000	$200,000

As of March 31, 2019 and December 31, 2018, the Senior Credit Fund had total investments at fair value of $431,455 and $451,801, respectively. As of March 31, 2019, the Senior Credit Fund had one portfolio company on non-accrual status. As of December 31, 2018, the Senior Credit Fund had one portfolio company on non-accrual status. As of March 31, 2019 and December 31, 2018, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $42,415 and $5,292, respectively. In addition, as of March 31, 2019, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $15,589, and as of December 31, 2018, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $17,114.

Below is a summary of the Senior Credit Fund’s portfolio, excluding an investment in a money market fund managed by an affiliate of Group Inc., followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Total senior secured debt(1)	$463,444	$484,407
Weighted average current interest rate on senior secured debt(2)	7.6%	7.7%
Number of borrowers in the Senior Credit Fund	31	32
Largest loan to a single borrower(1)	$29,773	$29,849

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt, divided by (b) total income producing senior secured debt at par amount, excluding fully unfunded commitments.

Senior Credit Fund Portfolio as of March 31, 2019

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	8.36%	L + 5.75%; 1.00% Floor	06/16/2023	$29,773	$29,473	$29,476
A Place For Mom, Inc.	Diversified Consumer Services	6.25%	L + 3.75%; 1.00% Floor	08/10/2024	17,820	17,804	17,374
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	6.85%	L + 4.25%	06/16/2025	8,804	8,764	8,716
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.89%	L + 4.25%	06/16/2025	2,127	824	810
Animal Supply Holdings, LLC (3)(5)	Distributors	12.75%	L + 10.00% (incl. 2.50% PIK); 1.00% Floor	02/22/2022	7,611	7,490	7,439
Ansira Partners, Inc.	Media	8.25%	L + 5.75%; 1.00% Floor	12/20/2022	9,226	9,163	9,180
Ansira Partners, Inc.(1)	Media	8.25%	L + 5.75%; 1.00% Floor	12/20/2022	566	137	137
ATX Networks Corp.	Communications Equipment	8.60%	L + 6.00%; 1.00% Floor	06/11/2021	14,896	14,830	14,003
ATX Networks Corp.	Communications Equipment	8.60%	L + 6.00%; 1.00% Floor	06/11/2021	947	932	890
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.00%	L + 4.50%; 1.00% Floor	09/11/2023	14,622	14,522	14,183
Barbri, Inc.	Media	6.74%	L + 4.25%; 1.00% Floor	12/01/2023	12,486	12,436	12,268
CST Buyer Company	Diversified Consumer Services	7.50%	L + 5.00%; 1.00% Floor	03/01/2023	18,376	18,019	18,146
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(33)	(23)
DBRS Limited	Capital Markets	7.88%	L + 5.25%; 1.00% Floor	03/04/2022	11,520	11,465	11,405
Drilling Info Holdings, Inc.	Oil & Gas	6.75%	L + 4.25%	07/30/2025	18,350	18,265	18,212
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	68	–	(1)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	8,966	8,792	8,877
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1,791	1,757	1,773
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1,133	1,111	1,121
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1,175	271	282
GH Holding Company	Real Estate Management & Development	7.00%	L + 4.50%	02/28/2023	14,850	14,790	14,776
GI Revelation Acquisition LLC	Internet Software & Services	7.50%	L + 5.00%	04/16/2025	9,435	9,392	9,223
GK Holdings, Inc.	IT Services	8.60%	L + 6.00%; 1.00% Floor	01/20/2021	17,235	17,192	15,339
GlobalTranz Enterprises, Inc.	Road & Rail	6.50%	L + 4.00%	06/29/2025	21,890	21,789	21,781
GlobalTranz Enterprises, Inc.(1)	Road & Rail	6.50%	L + 4.00%	06/29/2025	4,000	116	96
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.00%	L + 4.50%; 1.00% Floor	06/30/2025	10,476	10,380	10,267
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.00%	L + 4.50%; 1.00% Floor	06/30/2025	4,412	4,370	4,324
HC Group Holdings III, Inc.	Health Care Providers & Services	6.25%	L + 3.75%	04/07/2022	8,685	8,664	8,642
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.60%	L + 4.00%; 1.00% Floor	08/26/2022	17,716	17,587	17,362
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	288	(2)	(6)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,867	(18)	(37)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.75%	L + 5.00%; 1.00% Floor	05/08/2022	13,800	13,739	13,570
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.73%	L + 4.25%; 1.00% Floor	03/10/2021	8,271	8,194	8,292
Output Services Group, Inc.	Diversified Consumer Services	6.75%	L + 4.25%; 1.00% Floor	03/27/2024	6,960	6,934	6,386

Senior Credit Fund Portfolio as of March 31, 2019 (Continued)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	$1,026	$–	$(85)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.50%	L + 4.00%	06/11/2023	6,526	6,512	6,510
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.50%	L + 4.00%	06/11/2023	1,874	1,870	1,869
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3,537	(7)	(9)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% (Incl. 6.50% PIK); 1.00% Floor	12/16/2022	11,357	10,219	9,426
Regulatory DataCorp, Inc.	Diversified Financial Services	7.00%	L + 4.50%; 1.00% Floor	09/21/2022	4,949	4,949	4,850
SciQuest, Inc.	Internet Software & Services	6.50%	L + 4.00%; 1.00% Floor	12/28/2024	19,800	19,716	19,404
SMS Systems Maintenance Services, Inc.	IT Services	7.50%	L + 5.00%; 1.00% Floor	10/30/2023	14,663	14,609	11,283
Stackpath, LLC	Internet Software & Services	7.74%	L + 5.00%; 1.00% Floor	02/03/2023	16,703	16,586	15,032
Tronair Parent Inc.	Air Freight & Logistics	7.57%	L + 4.75%; 1.00% Floor	09/08/2023	13,650	13,558	13,309
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.60%	L + 5.00%; 1.00% Floor	05/17/2021	12,708	12,640	12,644
VRC Companies, LLC(3)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	27,297	26,922	27,024
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.31%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	874	880

Total 1st Lien/Senior Secured Debt						437,597	426,420

2nd Lien/Senior Secured Debt
GK Holdings, Inc.	IT Services	12.85%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,940	4,800

Total 2nd Lien/Senior Secured Debt						5,940	4,800

Total Corporate Debt						443,537	431,220

Portfolio Company	Industry				Shares	Cost	Fair Value
Common Stock
Animal Supply Holdings, LLC (3)(6)	Distributors				3,283	$–	$235

Total Common Stock						–	235

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			2.35%(7)		42,415,194	$42,415	$42,415

Total Investments in Affiliated Money Market Fund						42,415	42,415

TOTAL INVESTMENTS						$485,952	$473,870

^^^

While representing less than 5% of the portfolio company’s outstanding voting securities, the portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940.

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.71%, 2.66%, 2.60%, 2.56%, 2.49% and 2.42%, respectively. As of March 31, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2019.

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

(3)	The Company also holds an investment in this portfolio company.
(4)	The investment is on non-accrual status as of March 31, 2019.
(5)	The investment includes an exit fee that is receivable upon repayment of the loan.
(6)	Non-income producing security.
(7)	The rate shown is the annualized seven-day yield as of March 31, 2019.

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	8.54%	L + 5.75%; 1.00% Floor	06/16/2023	$29,849	$29,533	$29,550
A Place For Mom, Inc.	Diversified Consumer Services	6.27%	L + 3.75%; 1.00% Floor	08/10/2024	17,865	17,849	17,865
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	7.05%	L + 4.25%	06/16/2025	8,827	8,785	8,705
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.93%	L + 4.25%	06/16/2025	2,129	826	804
Ansira Partners, Inc.	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	9,249	9,182	9,203
Ansira Partners, Inc.(1)	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	566	136	138
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	14,976	14,903	14,078
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	952	936	895
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.02%	L + 4.50%; 1.00% Floor	09/11/2023	14,660	14,555	14,367
Barbri, Inc.	Media	6.60%	L + 4.25%; 1.00% Floor	12/01/2023	12,486	12,434	12,174
CST Buyer Company	Diversified Consumer Services	7.52%	L + 5.00%; 1.00% Floor	03/01/2023	18,671	18,290	18,438
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(35)	(22)
DBRS Limited	Capital Markets	7.96%	L + 5.25%; 1.00% Floor	03/04/2022	11,550	11,490	11,377
DiscoverOrg, LLC(3)	Software	7.03%	L + 4.50%; 1.00% Floor	08/25/2023	7,900	7,868	7,861
Drilling Info Holdings, Inc.	Oil & Gas	6.77%	L + 4.25%	07/30/2025	17,001	16,920	16,895
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	1,460	(7)	(9)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	8,989	8,806	8,809
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,791	1,756	1,755
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,135	1,113	1,113
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,175	417	417
GH Holding Company	Real Estate Management & Development	7.02%	L + 4.50%	02/28/2023	14,888	14,824	14,813
GI Revelation Acquisition LLC	Internet Software & Services	7.52%	L + 5.00%	04/16/2025	9,459	9,415	9,281
GK Holdings, Inc.	IT Services	8.80%	L + 6.00%; 1.00% Floor	01/20/2021	17,280	17,232	15,725
GlobalTranz Enterprises, Inc.	Road & Rail	6.77%	L + 4.25%	06/29/2025	21,945	21,840	21,835
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4,000	–	(20)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	10,503	10,403	10,188
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	4,423	4,380	4,290
HC Group Holdings III, Inc.	Health Care Providers & Services	6.27%	L + 3.75%	04/07/2022	8,708	8,684	8,599
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	17,762	17,623	17,406
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	288	(2)	(6)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,867	(20)	(37)

Senior Credit Fund Portfolio as of December 31, 2018 (Continued)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.53%	L + 5.00%; 1.00% Floor	05/08/2022	$13,839	$13,774	$13,620
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.63%	L + 4.25%; 1.00% Floor	03/10/2021	9,212	9,122	9,212
Output Services Group, Inc.	Diversified Consumer Services	6.77%	L + 4.25%; 1.00% Floor	03/27/2024	6,978	6,951	6,751
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1,026	–	(33)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	6,542	6,528	6,526
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	1,878	1,874	1,874
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3,537	(8)	(9)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	11,265	10,283	9,350
Regulatory DataCorp, Inc.	Diversified Financial Services	7.02%	L + 4.50%; 1.00% Floor	09/21/2022	4,962	4,962	4,863
SciQuest, Inc.	Internet Software & Services	6.53%	L + 4.00%; 1.00% Floor	12/28/2024	19,850	19,763	19,453
SMS Systems Maintenance Services, Inc.	IT Services	7.52%	L + 5.00%; 1.00% Floor	10/30/2023	14,700	14,644	10,924
Stackpath, LLC	Internet Software & Services	7.59%	L + 5.00%; 1.00% Floor	02/03/2023	16,703	16,580	16,034
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13,685	13,589	13,138
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.52%	L + 5.00%; 1.00% Floor	05/14/2021	12,740	12,665	12,676
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	27,361	26,966	27,087
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	699	706

Total 1st Lien/Senior Secured Debt						438,528	428,659

1st Lien/Last-Out Unitranche (5)
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	8,010	7,861

Total 1st Lien/Last-Out Unitranche						8,010	7,861

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	10,500	10,370	10,421
GK Holdings, Inc.	IT Services	13.05%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,935	4,860

Total 2nd Lien/Senior Secured Debt						16,305	15,281

Total Corporate Debt						462,843	451,801

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			2.34%(6)		5,292,068	$5,292	$5,292

Total Investments in Affiliated Money Market Fund						5,292	5,292

TOTAL INVESTMENTS						$468,135	$457,093

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

(6)	The rate shown is the annualized seven-day yield as of December 31, 2018.

PIK – Payment-In-Kind

Below is selected balance sheet information for the Senior Credit Fund as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019	As of December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$473,870	$457,093
Cash and other assets	12,882	42,847
Total assets	$486,752	$499,940

Debt (1)	$286,338	$298,339
Other liabilities	8,551	8,689
Total liabilities	$294,889	$307,028
Members’ equity	191,863	192,912
Total liabilities and members’ equity	$486,752	$499,940

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,085 and $2,161 as of March 31, 2019 and December 31, 2018, respectively.

Below is selected statements of operations information for the Senior Credit Fund for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Selected Statements of Operations Information:
Total investment income	$9,196	$10,331

Expenses
Interest and other debt expense	4,002	3,376
Professional fees	198	114
Administration and custodian fees	98	97
Other expenses	7	20
Total expenses	$4,305	$3,607
Total net income	4,891	6,724
Net realized gain (loss) on investments	–	–
Net change in unrealized appreciation (depreciation) on investments	(1,040)	881
Net increase (decrease) in members’ equity	$3,851	$7,605

Loan Origination and Structuring Fees

If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member. The loan origination and structuring fee is accrued quarterly and included in other income from controlled affiliated investments on the Consolidated Statements of Operations and paid annually. For the three months ended March 31, 2019 and 2018, the Company did not accrue income based on loan origination and structuring fees.

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

Level 3 Instruments	Valuation Techniques and Significant Inputs
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$733,911	• Discount Rate	7.9% – 25.7% (11.1%)
Collateral analysis:
		• Recovery Rate	98.0%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$101,087	• Discount Rate	8.7% – 16.0% (11.7%)
Collateral analysis:
		• Recovery Rate	80.8% – 100.0% (83.1%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$198,812	• Discount Rate	10.6% – 14.2% (11.5%)
Collateral analysis:
		• Recovery Rate	10.0%
	Unsecured Debt	Discounted cash flows:
	$6,701	• Discount Rate	12.0% – 12.3% (12.2%)
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$44,865	• EV/Revenue	1.4x – 3.3x (1.1x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x – 15.8x (8.5x)
	Common Stock	Discounted cash flows:
	$50,479	• Discount Rate	15.0% – 30.8% (24.9%)
Comparable multiples:
		• EV/Revenue	0.6x – 8.5x (5.0x)
Comparable multiples:
		• EV/EBITDA(5)	6.0x – 12.7x (7.9x)

(1)

Included within Level 3 Assets of $1,225,449 is an amount of $89,594 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$608,844	• Discount Rate	8.4% – 24.5% (11.6%)
Collateral analysis:
		• Recovery Rate	95.3%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$106,879	• Discount Rate	9.3% – 16.1% (11.8%)

Collateral analysis:
		• Recovery Rate	83.5% – 100.0% (85.4%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$263,142	• Discount Rate	10.7% – 16.5% (11.6%)

Comparable multiples:
		• EV/EBITDA(5)	7.0x – 17.5x (8.3x)

Collateral analysis:
		• Recovery Rate	71.8%
	Unsecured Debt	Discounted cash flows:
	$6,697	• Discount Rate	12.1% – 12.3% (12.2%)

Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$19,634	• EV/EBITDA(5)	6.8x – 18.9x (9.1x)

	Common Stock	Discounted cash flows:
	$19,674	• Discount Rate	14.6% – 31.0% (24.4%)

Comparable multiples:
		• EV/Revenue	0.4x – 1.6x (0.6x)

Comparable multiples:
		• EV/EBITDA(5)	5.5x – 13.0x (6.9x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$34,707	$779,837	$814,544
1st Lien/Last-Out Unitranche	–	–	101,087	101,087
2nd Lien/Senior Secured Debt	–	48,554	242,480	291,034
Unsecured Debt	–	–	6,701	6,701
Preferred Stock	–	–	44,865	44,865
Common Stock	456	–	50,479	50,935
Subtotal	$456	$83,261	$1,225,449	$1,309,166
Investments measured at NAV(1)				95,931
Total assets				$1,405,097

(1) Includes equity investment in the Senior Credit Fund.

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset) (1)	$–	$167	$–	$167
Total	$–	$167	$–	$167

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$18,400	$711,204	$729,604
1st Lien/Last-Out Unitranche	–	–	106,879	106,879
2nd Lien/Senior Secured Debt	–	43,190	348,741	391,931
Unsecured Debt	–	–	6,697	6,697
Preferred Stock	–	–	21,534	21,534
Common Stock	–	504	21,839	22,343
Subtotal	$–	$62,094	$1,216,894	$1,278,988
Investments measured at NAV(1)				96,456
Total assets				$1,375,444

(1) Includes equity investment in the Senior Credit Fund.

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset) (1)	$–	$89	$–	$89
Total	$–	$89	$–	$89

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2019
1st Lien/Senior Secured Debt	$711,204	$81,430	$(2)	$(1)	$(14,404)	$1,610	$–	$–	$779,837
1st Lien/Last-Out Unitranche	106,879	202	113	(144)	(6,044)	81	–	–	101,087
2nd Lien/Senior Secured Debt	348,741	10,382	(24,833)	6,982	(93,830)	1,098	–	(6,060)	242,480
Unsecured Debt	6,697	–	–	4	–	–	–	–	6,701
Preferred Stock	21,534	25,000	–	(1,669)	–	–	–	–	44,865
Common Stock	21,839	29,231	–	(591)	–	–	–	–	50,479
Total assets	$1,216,894	$146,245	$(24,722)	$4,581	$(114,278)	$2,789	$–	$(6,060)	$1,225,449

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2019 totaled $(9,555) consisting of the following: 1st Lien/Senior Secured Debt $(4), 1st Lien/Last-Out Unitranche $(176), 2nd Lien/Senior Secured Debt $(7,119), Unsecured Debt $4, Preferred Stock $(1,669) and Common Stock $(591).

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2018
1st Lien/Senior Secured Debt	$387,473	$17,368	$4	$(311)	$(4,342)	$449	$–	$—	$400,641
1st Lien/Last-Out Unitranche	273,965	14,979	–	(1,054)	(51,380)	1,226	–	–	237,736
2nd Lien/Senior Secured Debt	374,915	39,687	–	357	(8,330)	315	–	–	406,944
Unsecured Debt	3,900	1,557	–	–	–	–	–	–	5,457
Preferred Stock	12,836	–	–	(321)	–	–	–	–	12,515
Common Stock	22,606	1,300	1,550	(1,237)	(2,150)	–	–	–	22,069
Total assets	$1,075,695	$74,891	$1,554	$(2,566)	$(66,202)	$1,990	$–	$–	$1,085,362

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2018 totaled $(2,376) consisting of the following: 1st Lien/Senior Secured Debt $(311), 1st Lien/Last-Out Unitranche $(921), 2nd Lien/Senior Secured Debt $414, Unsecured Debt $0, Preferred Stock $(321) and Common Stock $(1,237).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the three months ended March 31, 2018, there were no transfers between levels of the fair value hierarchy.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2019 and December 31, 2018 was $154,709 and $151,125, respectively, based on broker quotes received by the Company.

6.	DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 197% and 206%, respectively.

The Company’s outstanding debt as of March 31, 2019 and December 31, 2018 was as follows:

	As of
	March 31, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$240,611	$554,309	$695,000	$186,049	$509,419
Convertible Notes(3)	155,000	–	150,086	155,000	–	149,682
Total Debt	$950,000	$240,611	$704,395	$850,000	$186,049	$659,101

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.

(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of March 31, 2019, the Company had outstanding borrowings denominated in USD of $516,450 and in Euros (EUR) of EUR 33,750. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $470,750 and in Euros (EUR) of EUR 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,562 and OID net of accretion of $1,352 as of March 31, 2019, and net of unamortized debt issuance costs of $3,862 and OID net of accretion of $1,456 as of December 31, 2018.

(4)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2019 and the year ended December 31, 2018 was 4.42% and 4.10% respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018 and September 17, 2018.

The aggregate committed borrowing amount under the Revolving Credit Facility is $795,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000,000.

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

Costs of $12,093 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2019 and December 31, 2018, deferred financing costs were $5,512 and $5,436, respectively.

The summary information of the Revolving Credit Facility for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Borrowing interest expense	$5,781	$3,671
Facility fees	186	227
Amortization of financing costs	339	314
Total	$6,306	$4,212
Weighted average interest rate	4.38%	3.63%
Average outstanding balance	$534,673	$410,408

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

As of March 31, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes were as follows:

	March 31, 2019	December 31, 2018
Principal amount of debt	$155,000	$155,000
OID, net of accretion	1,352	1,456
Unamortized debt issuance costs	3,562	3,862
Carrying value	$150,086	$149,682
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.77%	4.76%

For the three months ended March 31, 2019 and 2018, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Borrowing interest expense	$1,744	$1,294
Accretion of OID	104	32
Amortization of debt issuance costs	299	185
Total	$2,147	$1,511

7.	DERIVATIVES

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

For the three months ended March 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $3,492. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of March 31, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$167	$–	$167	$–	$167
Total	$167	$–	$167	$–	$167

(1)	Amount excludes excess cash collateral paid.
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

For the three months ended March 31, 2019 and 2018, the effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$18	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	78	–

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$96	$–

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments either verbally or through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2019			December 31, 2018
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)(3)
1st Lien/Senior Secured Debt
DocuTAP, Inc.	9/5/2019	$4,680	$–	–	–	–
DocuTAP, Inc.	9/5/2019	30,615	–	–	–	–
Legacy Buyer Corp.	10/24/2019	2,500	–	10/24/2019	$2,500	$–
VRC Companies, LLC	1/28/2020	1,062	(11)	–	–	–
Businessolver.com, Inc.	5/15/2020	1,149	(23)	5/15/2020	1,398	(28)
SPay, Inc.	6/15/2020	5,285	(187)	6/15/2020	5,663	(143)
Hygiena Borrower LLC	6/29/2020	567	(11)	6/29/2020	567	(11)
Gastro Health, LLC	9/4/2020	5,062	(102)	9/4/2020	5,062	(102)
Diligent Corporation	12/19/2020	8,104	(101)	12/19/2020	9,590	(120)
Pathway Vet Alliance LLC	12/21/2020	1,543	(8)	–	–	–
Brillio, LLC	2/6/2021	1,510	(15)	–	–	–
Elemica, Inc.	7/7/2021	1,200	(15)	7/7/2021	6,000	(75)
Associations, Inc.	7/30/2021	1,514	(15)	7/30/2021	1,892	(19)
Netvoyage Corporation	3/24/2022	654	(11)	3/24/2022	654	(8)
VRC Companies, LLC	3/31/2022	64	(1)	3/31/2022	86	(1)
Diligent Corporation	4/14/2022	156	(2)	4/14/2022	780	(10)
Continuum Managed Services LLC	6/8/2022	2,220	(33)	6/8/2022	2,220	(44)
DDS USA Holding, Inc.	6/30/2022	1,079	(8)	6/30/2022	1,079	(8)
Xactly Corporation	7/29/2022	1,697	(25)	7/29/2022	1,697	(25)
Hygiena Borrower LLC	8/26/2022	380	(8)	8/26/2022	380	(8)
Lithium Technologies, Inc.	10/3/2022	2,684	(54)	10/3/2022	2,684	(54)
Datto, Inc.	12/7/2022	2,492	–	12/7/2022	2,492	(19)
Businessolver.com, Inc.	5/15/2023	1,255	(25)	5/15/2023	941	(19)
Integral Ad Science, Inc.	7/19/2023	1,815	(36)	7/19/2023	1,815	(36)
Picture Head Midco LLC	8/31/2023	1,760	(31)	8/31/2023	1,760	(36)
Gastro Health, LLC	9/4/2023	2,000	(40)	9/4/2023	2,000	(40)
Empirix, Inc.	9/25/2023	1,300	(23)	9/25/2023	1,300	(23)
SPay, Inc.	6/17/2024	684	(24)	6/17/2024	304	(8)
Associations, Inc.	7/30/2024	587	(6)	7/30/2024	587	(6)
Fenergo Finance 3 Limited(3)	9/5/2024	1,683	(95)	9/5/2024	1,744	(59)
Fenergo Finance 3 Limited	9/5/2024	1,182	(24)	9/5/2024	1,182	(24)
iCIMS, Inc.	9/12/2024	1,868	(37)	9/12/2024	1,868	(37)
MMIT Holdings	11/15/2024	3,188	(64)	11/15/2024	2,550	(51)
Wrike, Inc.	12/31/2024	1,600	(32)	12/31/2024	1,600	(32)
Apptio, Inc.	1/10/2025	2,225	(44)	1/10/2025	2,180	–
Mailgun Technologies, Inc.	3/26/2025	1,530	(31)	–	–	–
Internet Truckstop Group	4/2/2025	21,762	–	–	–	–
Internet Truckstop Group	4/2/2025	1,755	–	–	–	–
VRC Companies, LLC	–	–	–	9/27/2019	872	(9)
Picture Head Midco LLC	–	–	–	3/31/2019	2,540	(51)
Diligent Corporation	–	–	–	8/3/2020	247	(3)
Apptio, Inc.	–	–	–	1/10/2025	26,162	–
Total 1st Lien/Senior Secured Debt		122,411	(1,142)		94,396	(1,109)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$577	$(10)	6/29/2020	$577	$(10)
Genesis Acquisition Co.	7/31/2020	1,778	(50)	7/31/2020	1,777	(49)
Total 2nd Lien/Senior Secured Debt		2,355	(60)		2,354	(59)
Total		$124,766	$(1,202)		$96,750	$(1,168)

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

(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2019 and December 31, 2018.

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

Equity Issuances

There were no sales of the Company’s common stock during the three months ended March 31, 2019 and 2018.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
February 20, 2019	March 29, 2019	April 15, 2019	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2019 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 30, 2018	December 31, 2018	January 15, 2019	39,591

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2018 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$2,215	$18,451
Denominator for basic and diluted earnings per share - weighted average shares outstanding	40,261,057	40,150,518
Basic and diluted earnings per share	$0.06	$0.46

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2019 and 2018 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2019 and 2018, respectively. Therefore, for the three months ended March 31, 2019 and 2018, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Per Share Data:(1)
NAV, beginning of period	$17.65	$18.09
Net investment income	0.55	0.47
Net realized and unrealized gains (losses) (2)	(0.51)	–
Income tax provision, realized and unrealized gains	0.01	(0.01)

Net increase (decrease) in net assets resulting from operations	0.05	0.46

Distributions declared from net investment income(3)	(0.45)	(0.45)

Total increase (decrease) in net assets	(0.40)	0.01

NAV, end of period	$17.25	$18.10

Market price, end of period	$20.54	$19.13

Shares outstanding, end of period	40,267,216	40,154,489
Weighted average shares outstanding	40,261,057	40,150,518
Total return based on NAV(4)	(0.01)%	2.49%
Total return based on market value(5)	14.33%	(11.65)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$$694,746	$726,711
Ratio of net expenses to average net assets(6)	8.11%	9.25%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.95%	3.44%
Ratio of interest and other debt expenses to average net assets(7)	4.88%	3.20%
Ratio of incentive fees to average net assets(7)	0.28%	2.61%
Ratio of total expenses to average net assets(6)	8.11%	9.25%
Ratio of net investment income (loss) to average net assets(6)(8)	12.98%	10.59%
Average debt outstanding	$689,673	$525,408
Average debt per share(9)	$17.13	$13.09
Portfolio turnover	8%	6%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	For the three months ended March 31, 2019 and 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

(6)	Annualized except for certain operating expenses.
(7)	Annualized.
(8)	Annualized except for certain components of other income.
(9)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On May 7, 2019, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 15, 2019 to holders of record as of June 28, 2019.

On May 8, 2019, the Company and Cal Regents each contributed $125,555 to the Senior Credit Fund, which was used by the Senior Credit Fund to repay in full all outstanding indebtedness, including all accrued and unpaid interest and fees, under the Asset Based Facility and to fund certain other related expenses that the Senior Credit Fund expects to incur in connection with its dissolution. The Asset Based Facility was then terminated and all liens securing the collateral under the Asset Based Facility were released. The Company funded its portion of the contributed amount through additional borrowings under its Revolving Credit Facility.

Following the repayment and termination, the Senior Credit Fund distributed each member’s pro rata share of all of its assets (other than cash and cash equivalents), primarily consisting of senior secured loans, to the members. The Company also assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $7,795 as of March 31, 2019, representing 50% of the Senior Credit Fund’s aggregate unfunded commitments. The pro rata portion of the assets received by the Company will become the Company’s assets and will be directly included in the Company’s consolidated financial statements and notes thereto, and will also be included for purposes of determining the Company’s asset coverage ratio. Based on March 31, 2019 balances, the assets to be received by the Company are approximately $221,769 and $215,728 at amortized cost and at fair value, respectively.

In connection with the repayment of the Asset Based Facility and the distribution of all of its loan assets, the Senior Credit Fund declared a $2,000 cash distribution to its members, representing estimated quarter-to-date net investment income, 50% of which will be paid to the Company.

The Company and Cal Regents have begun the process of dissolving the Senior Credit Fund. After the satisfaction of all remaining liabilities and the distribution of any remaining assets (including any amounts owed to it and not yet received), the Senior Credit Fund will be wound up and terminated.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2019, we originated more than $3.25 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2018.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 197% and 206%, respectively.

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2019 and December 31, 2018, our portfolio consisted of the following:

	As of
	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$823.30	$814.54	58.0%	$738.63	$729.60	53.0%
First Lien/Last-Out Unitranche	108.36	101.09	7.2%	114.00	106.88	7.8%
Second Lien/Senior Secured Debt	304.39	291.03	20.7%	411.55	391.93	28.5%
Unsecured Debt	6.71	6.70	0.5%	6.71	6.70	0.5%
Preferred Stock	41.85	44.87	3.2%	16.85	21.53	1.6%
Common Stock	67.05	50.94	3.6%	37.82	22.34	1.6%
Investment Funds & Vehicles	100.00	95.93	6.8%	100.00	96.46	7.0%

Total Investments	$1,451.66	$1,405.10	100.0%	$1,425.56	$1,375.44	100.0%

As of March 31, 2019 and December 31, 2018, the weighted average yield by asset type of our total portfolio at amortized cost and fair value, was as follows:

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.3%	10.8%	10.4%	11.0%
First Lien/Last-Out Unitranche(2) (3)	6.1	6.2	6.0	6.5
Second Lien/Senior Secured Debt(2)	10.8	11.6	9.7	10.4
Unsecured Debt(2)	11.6	11.9	11.7	11.9
Preferred Stock(4)	–	–	–	–
Common Stock(4)	–	–	–	–
Investment Funds & Vehicles(5)	10.6	10.9%	11.2	11.4
Total Portfolio	9.3%	9.9%	9.5%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. This calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(5)

Computed based on (a) the net investment income earned from the Senior Credit Fund, LLC (the “Senior Credit Fund”) for the respective trailing twelve months ended on the measurement date, which may include dividend income and loan origination and structuring fees, divided by (b) our average member’s equity at cost and fair value, adjusted for equity contributions.

As of March 31, 2019, the total portfolio weighted average yield measured at amortized cost and fair value was 9.3% and 9.9%, respectively, which decreased from 9.5% and 10.1%, respectively, at December 31, 2018. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by the exchange of our second lien investment in ASC Acquisition Holdings, LLC for preferred and common equity.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Number of portfolio companies(1)	78	72
Percentage of performing debt bearing a floating rate(2)	96.3%	96.6%
Percentage of performing debt bearing a fixed rate(2)(3)	3.7%	3.4%
Weighted average yield on debt and income producing investments, at amortized cost(4)	10.7%	10.9%
Weighted average yield on debt and income producing investments, at fair value(4)	11.1%	11.3%
Weighted average leverage (net debt/EBITDA)(5)	5.3x	5.6x
Weighted average interest coverage(5)	2.2x	2.2x
Median EBITDA(5)	$25.48 million	$26.87 million

(1)	Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC–Selected Financial Data.”
(2)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(3)	Includes income producing preferred stock investments.
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

As of March 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.0% and 18.3%, respectively, of total debt investments, including our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$95.52	6.8%	$87.76	6.4%
Grade 2	1,188.04	84.6	1,138.12	82.8
Grade 3	71.75	5.1	60.93	4.4
Grade 4	49.79	3.5	88.63	6.4

Total Investments	$1,405.10	100.0%	$1,375.44	100.0%

The decrease in investments with a grade 4 investment performance rating as of March 31, 2019 compared to December 31, 2018 was primarily due to investments with an aggregate fair value of $39.58 million as of December 31, 2018 being exchanged for common and preferred equity, partially offset by one investments with an aggregate fair value of $0.94 million being downgraded from grade 3 investment performance rating as a result of being placed on non-accrual status due to financial underperformance. The increase in investments with a grade 3 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by investments with an aggregate fair value of $32.17 million being downgraded from a grade 2 rating due to declining financial performance, partially offset by the aforementioned downgrade and one investment with a fair value of $5.85 million as of December 31, 2018 being exchanged for common and preferred equity. The increase in investments with a grade 1 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by investments with an aggregate fair value of $66.45 million being upgraded due to potential exits, partially offset by the repayment of one investment with a fair value of $59.05 million as of December 31, 2018.

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,385.67	95.5%	$1,306.55	91.7%
Non-accrual	65.99	4.5	119.01	8.3

Total Investments	$1,451.66	100.0%	$1,425.56	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2019 and 2018 by investment type:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
New investments committed at cost:
Gross originations	$155.49	$67.23
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$155.49	$67.23
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$126.64	$17.22
First Lien/Last-Out Unitranche	–	13.01
Second Lien/Senior Secured Debt	9.85	34.14
Unsecured Debt	–	1.56
Preferred Stock	19.00	–
Common Stock	–	1.30
Investment Funds & Vehicles	–	–

Total	$155.49	$67.23

Proceeds from investments sold or repaid(10):
First Lien/Senior Secured Debt	$13.13	$4.34
First Lien/Last-Out Unitranche	0.05	51.38
Second Lien/Senior Secured Debt	64.60	20.84
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	2.15
Investment Funds & Vehicles	–	–

Total	$77.78	$78.71

Net increase (decrease) in portfolio	$77.71	$(11.48)

Number of new portfolio companies with new investment commitments(3)	7	2
Total new investment commitment amount in new portfolio companies(3)	$101.04	$10.74
Average new investment commitment amount in new portfolio companies(3)	$14.43	$5.37
Number of existing portfolio companies with new investment commitments(3)	4	9
Total new investment commitment amount in existing portfolio companies(3)	$54.45	$56.49
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.8	5.4
Percentage of new debt investment commitments at floating interest rates(3)(11)	100.0%	96.6%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(11)	–	3.4%
Weighted average yield on new debt and income producing investment commitments(2)(3)(6)	8.8%	12.1%
Weighted average yield on new investment commitments(2)(3)(7)	7.7%	11.9%
Weighted average yield on debt and income producing investments sold or paid down(10)(8)	11.0%	10.1%
Weighted average yield on investments sold or paid down(10)(9)	10.4%	9.8%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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

(10)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(11)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Total investment income	$36.53	$35.54
Net expenses	(13.81)	(16.52)

Net investment income (loss) before taxes	22.72	19.02
Income tax expense, including excise tax	(0.44)	(0.28)

Net investment income (loss) after taxes	22.28	18.74
Net realized gain (loss) on investments	(24.72)	1.67
Net realized gain (loss) on foreign currency transactions	0.01	–
Net unrealized appreciation (depreciation) on investments	3.56	(1.51)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.88	–
Income tax provision, realized gain	–	(0.45)
Income tax provision, unrealized gain	0.20	–

Net increase in net assets resulting from operations	$2.21	$18.45

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Interest	32.18	$30.18
Dividend income	2.48	2.81
Payment-in-kind	1.21	2.31
Other income	0.66	0.24

Total investment income	$36.53	$35.54

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $30.18 million for the three months ended March 31, 2018 to $32.18 million for the three months ended March 31, 2019. The increase is primarily due to an increase in recurring interest income due to an increase in the size of our portfolio and earning exit fees on certain investments. The increase was partially offset by certain investments placed on non-accrual status. Included in interest for the three months ended March 31, 2019 and 2018 is $0.65 million and $0.48 million, respectively, in prepayment premiums, $1.04 million and $0.83 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.88 million and $0.00 million, respectively, for exit fees on investments.

Dividend income

Dividend income decreased from $2.81 million for the three months ended March 31, 2018 to $2.48 million for the three months ended March 31, 2019 primarily as a result of a decrease in distributions from the Senior Credit Fund during the three months ended March 31, 2019. The dividend income from Senior Credit Fund decreased from $2.80 million for the three months ended March 31, 2018 to $2.45 million for the three months ended March 31, 2019.

Payment-in-kind

Payment-in-kind (“PIK”) income from investments decreased from $2.31 million for the three months ended March 31, 2018 to $1.21 million for the three months ended March 31, 2019. The decrease is primarily driven by one investment in NTS Communication, Inc. being on non-accrual status.

Other income

Other income increased from $0.24 million for the three months ended March 31, 2018 to $0.66 million for the three months ended March 31, 2019 primarily due to an increase in amendment fee income earned on certain investments and the increase in administrative agent fees earned as a result of increase in size of our portfolio.

Expenses

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Interest and other debt expenses	$8.45	$5.72
Management fees	3.54	4.80
Incentive fees	0.49	4.68
Professional fees	0.64	0.67
Administration, custodian and transfer agent fees	0.24	0.23
Directors’ fees	0.11	0.10
Other expenses	0.34	0.32

Total Expenses	$13.81	$16.52

Interest and other debt expenses

Interest and other debt expense increased from $5.72 million for the three months ended March 31, 2018 to $8.45 million for the three months ended March 31, 2019 primarily due to the increase in weighted average interest rate for the Revolving Credit Facility from 3.63% to 4.38% and the increase in average daily borrowings under the Revolving Credit Facility from $410.41 to $534.67 million. In addition, costs associated with the Convertible Notes increased from $1.51 million for the three months ended March 31, 2018 to $2.15 million for the three months ended March 31, 2019 due to the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Management Fees and Incentive Fees

Management Fees decreased from $4.80 million for the three months ended March 31, 2018 to $3.54 million for the three months ended March 31, 2019 as a result of the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive Fees decreased from $4.68 million for the three months ended March 31, 2018 to $0.49 million for the three months ended March 31, 2019 primarily due to net capital losses on certain portfolio companies.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended March 31, 2019 remained relatively consistent as compared to the three months ended March 31, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
ASC Acquisition Holdings, LLC	$(24.72)	$–
myON, LLC	–	1.55
Global Tel*Link Corporation	–	0.14
Other, net	–	(0.02)

Net realized gain (loss)	$(24.72)	$1.67

For the three months ended March 31, 2019, net realized losses were primarily driven by our investment in ASC Acquisition Holdings, LLC whereby we exchanged our first lien/last-out unitranche debt and second lien debt for preferred and common equity which resulted in a realized loss of $24.72 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision of $0.45 million for the three months ended March 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Change in unrealized appreciation	$19.22	$3.97
Change in unrealized depreciation	(15.66)	(5.48)

Net change in unrealized appreciation (depreciation) on investments	$3.56	$(1.51)

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 and 2018 consisted of the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.39	$–
Artesyn Embedded Technologies, Inc.	0.35	(0.10)
ASC Acquisition Holdings, LLC	14.57	0.22
Avenue Stores, LLC	0.68	(0.49)
Bolttech Mannings, Inc.	(0.38)	(1.23)
CB-HDT Holdings, Inc.	(3.45)	(0.45)
Conergy Asia & ME Pte. LTD.	–	0.87
Conergy Asia Holdings, Ltd.	–	(1.00)
Continuum Managed Services LLC - Class B	0.39	0.23
Country Fresh Holdings, LLC	(6.86)	(0.10)
Datto, Inc.	0.26	(0.03)
Diligent Corporation	(0.41)	–
DiscoverOrg, LLC	(0.47)	0.12
DuBois Chemicals, Inc.	(0.28)	(0.01)
Fenergo Finance 3 Limited	(0.47)	–
Heligear Acquisition Co.	(0.02)	(0.23)
Infinity Sales Group	(0.57)	0.25
Iracore International Holdings, Inc.	0.37	–
Kawa Solar Holdings Limited	0.32	0.15
NTS Communications, Inc.	(0.24)	(0.43)
Senior Credit Fund, LLC	(0.53)	1.00
SF Home Décor, LLC	(0.03)	0.18
SPay, Inc.	(0.18)	–
US Med Acquisition, Inc.	0.36	(0.55)
Viant Medical Holdings, Inc.	0.25	–
Wrike, Inc.	0.33	–
Zep Inc.	(0.73)	0.05
Other, net(1)	(0.09)	0.04

Total	$3.56	$(1.51)

(1)

For the three months ended March 31, 2019 and 2018 other, net includes gross unrealized appreciation of $0.95 million and $0.90 million, respectively, and gross unrealized depreciation of $1.04 million and $0.86 million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2019 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exchange with ASC Acquisition Holdings, LLC., partially offset by the unrealized depreciation in Country Fresh Holdings, LLC, which was placed on non-accrual status due to financial underperformance.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invest together with the Regents of the University of California (“Cal Regents, and collectively with us, the “Members”) through the Senior Credit Fund. The Senior Credit Fund’s principal purpose is to make investments, either directly or indirectly through Senior Credit Fund SPV I, LLC (“SPV I”) primarily in senior secured loans to middle-market companies. Each of us and Cal Regents has a 50% economic ownership in the Senior Credit Fund and each has subscribed to fund $100.00 million. Except under certain circumstances, contributions to the Senior Credit Fund cannot be redeemed. The Senior Credit Fund is managed by a six member board of managers, on which we and Cal Regents have equal representation. Investment decisions generally must be unanimously approved by a quorum of the board of managers. Establishing a quorum for the Senior Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of our representatives and two of Cal Regents’ representatives. If there are five members present at a meeting, all three representatives of Cal Regents must be present to constitute a quorum. On August 24, 2018, we and Cal Regents, as the Members of the Senior Credit Fund, entered into an amendment to the amended and restated limited liability company agreement of the Senior Credit Fund to extend the investment period to December 19, 2018. We and Cal Regents are each responsible for sourcing the Senior Credit Fund’s investments. If the loan origination and structuring fees earned by the Senior Credit Fund (including directly or indirectly through SPV I or another vehicle) during a period exceed the Senior Credit Fund’s expenses (excluding interest and other debt expenses), such excess is paid as a fee to the Member(s) responsible for the origination of the loans pro rata in accordance with the total loan origination and structuring fees earned by the Senior Credit Fund with respect to the loans originated by such Member.

On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. Following the distribution of underlying assets and liabilities held by the Senior Credit Fund to its members, including us, the pro-rata portion of such assets and liabilities received by us will become our assets and liabilities and will be directly included in our consolidated financial statements and notes thereto, and will also be included for purposes of determining our asset coverage ratio. There can be no assurance that the liquidation of the Senior Credit Fund and related transactions will be effectuated, and such transactions will remain subject to any requisite approvals.

Selected Financial Data

As of March 31, 2019 and December 31, 2018, we and Cal Regents had subscribed to fund and contributed the following in the Senior Credit Fund:

	March 31, 2019		December 31, 2018
	Subscribed to fund	Contributed	Subscribed to fund	Contributed
	(in millions)		(in millions)
Company	$100.00	$100.00	$100.00	$100.00
Cal Regents	100.00	100.00	100.00	100.00

Total	$200.00	$200.00	$200.00	$200.00

As of March 31, 2019 and December 31, 2018, the Senior Credit Fund had total investments at fair value of $431.46 million and $451.80 million, respectively. As of March 31, 2019, the Senior Credit Fund had one portfolio company on non-accrual status. As of December 31, 2018, the Senior Credit Fund had one investment on non-accrual status. As of March 31, 2019 and December 31, 2018, the Senior Credit Fund had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $42.42 million and $5.29 million, respectively. In addition, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $15.59 million as of March 31, 2019 and ten portfolio companies with unfunded commitments totaling $17.12 million as of December 31, 2018.

Below is a summary of the Senior Credit Fund’s portfolio (excluding an investment in a money market fund managed by an affiliate of Group Inc.) followed by a listing of the individual loans in the Senior Credit Fund’s portfolio as of March 31, 2019 and December 31, 2018:

As of
	March 31, 2019	December 31, 2018
Number of portfolio companies	31	32
Total senior secured debt(1)	$463.44 million	$484.41 million
Largest loan to a single borrower(1)	$29.77 million	$29.85 million
Weighted average current interest rate on senior secured debt(2)	7.6%	7.7%
Percentage of performing debt bearing a floating rate(3)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(3)	–%	–%
Weighted average leverage (net debt/EBITDA)(4)	4.8x	4.8x
Weighted average interest coverage(4)	2.5x	2.4x
Median EBITDA(4)	$48.05 million	$52.70 million

(1)	At par amount, including fully unfunded commitments.
(2)	Computed as (a) the annual stated interest rate on accruing senior secured debt divided by (b) total income producing senior secured debt at par amount, excluding fully unfunded commitments.
(3)	Measured on a fair value basis.
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

Senior Credit Fund Portfolio as of March 31, 2019

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	8.36%	L + 5.75%; 1.00% Floor	06/16/2023	$29.77	$29.47	$29.48
A Place For Mom, Inc.	Diversified Consumer Services	6.25%	L + 3.75%; 1.00% Floor	08/10/2024	17.82	17.80	17.37
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	6.85%	L + 4.25%	06/16/2025	8.80	8.76	8.72
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.89%	L + 4.25%	06/16/2025	2.13	0.82	0.81
Animal Supply Holdings, LLC(3) (5)	Distributors	12.75%	L + 10.00% (incl. 2.50% PIK); 1.00% Floor	02/22/2022	7.61	7.49	7.44
Ansira Partners, Inc.	Media	8.25%	L + 5.75%; 1.00% Floor	12/20/2022	9.23	9.16	9.18
Ansira Partners, Inc.(1)	Media	8.25%	L + 5.75%; 1.00% Floor	12/20/2022	0.57	0.14	0.14
ATX Networks Corp.	Communications Equipment	8.60%	L + 6.00%; 1.00% Floor	06/11/2021	0.95	0.93	0.89
ATX Networks Corp.	Communications Equipment	8.60%	L + 6.00%; 1.00% Floor	06/11/2021	14.89	14.83	14.00
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.00%	L + 4.50%; 1.00% Floor	09/11/2023	14.62	14.52	14.18
Barbri, Inc.	Media	6.74%	L + 4.25%; 1.00% Floor	12/01/2023	12.49	12.44	12.27
CST Buyer Company	Diversified Consumer Services	7.50%	L + 5.00%; 1.00% Floor	03/01/2023	18.37	18.02	18.15
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1.80	(0.03)	(0.02)
DBRS Limited	Capital Markets	7.88%	L + 5.25%; 1.00% Floor	03/04/2022	11.52	11.47	11.41
Drilling Info Holdings, Inc.	Oil & Gas	6.75%	L + 4.25%	07/30/2025	18.35	18.27	18.21
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	0.07	–	–
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	8.97	8.79	8.88
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1.17	0.27	0.28
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1.13	1.11	1.12
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1.79	1.76	1.77
GH Holding Company	Real Estate Management & Development	7.00%	L + 4.50%	02/28/2023	14.85	14.79	14.78
GI Revelation Acquisition LLC	Internet Software & Services	7.50%	L + 5.00%	04/16/2025	9.43	9.39	9.22
GK Holdings, Inc.	IT Services	8.60%	L + 6.00%; 1.00% Floor	01/20/2021	17.23	17.19	15.34
GlobalTranz Enterprises, Inc.	Road & Rail	6.50%	L + 4.00%	06/29/2025	21.89	21.79	21.78
GlobalTranz Enterprises, Inc.(1)	Road & Rail	6.50%	L + 4.00%	06/29/2025	4.00	0.12	0.10
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.00%	L + 4.50%; 1.00% Floor	06/30/2025	10.48	10.38	10.27
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.00%	L + 4.50%; 1.00% Floor	06/30/2025	4.41	4.37	4.32
HC Group Holdings III, Inc.	Health Care Providers & Services	6.25%	L + 3.75%	04/07/2022	8.68	8.66	8.64
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.60%	L + 4.00%; 1.00% Floor	08/26/2022	1.87	(0.02)	(0.04)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	17.72	17.59	17.36
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	0.29	–	(0.01)
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.75%	L + 5.00%; 1.00% Floor	05/08/2022	13.80	13.74	13.57
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.73%	L + 4.25%; 1.00% Floor	03/10/2021	8.27	8.19	8.29
Output Services Group, Inc.	Diversified Consumer Services	6.75%	L + 4.25%; 1.00% Floor	03/27/2024	6.96	6.93	6.39

Senior Credit Fund Portfolio as of March 31, 2019 (Continued)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	$1.03	$–	$(0.09)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.50%	L + 4.00%	06/11/2023	6.53	6.51	6.51
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.50%	L + 4.00%	06/11/2023	1.87	1.87	1.87
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3.54	(0.01)	(0.01)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% (6.50% PIK); 1.00% Floor	12/16/2022	11.36	10.22	9.43
Regulatory DataCorp, Inc.	Diversified Financial Services	7.00%	L + 4.50%; 1.00% Floor	09/21/2022	4.95	4.95	4.85
SciQuest, Inc.	Internet Software & Services	6.50%	L + 4.00%; 1.00% Floor	12/28/2024	19.80	19.72	19.40
SMS Systems Maintenance Services, Inc.	IT Services	7.50%	L + 5.00%; 1.00% Floor	10/30/2023	14.66	14.61	11.28
Stackpath, LLC	Internet Software & Services	7.74%	L + 5.00%; 1.00% Floor	02/03/2023	16.70	16.59	15.03
Tronair Parent Inc.	Air Freight & Logistics	7.57%	L + 4.75%; 1.00% Floor	09/08/2023	13.65	13.56	13.31
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.60%	L + 5.00%; 1.00% Floor	05/17/2021	12.71	12.64	12.64
VRC Companies, LLC(3)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	27.30	26.92	27.02
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.31%	L + 6.50%; 1.00% Floor	03/31/2022	1.41	0.87	0.88

Total 1st Lien/Senior Secured Debt						437.59	426.41

2nd Lien/Senior Secured Debt
GK Holdings, Inc.	IT Services	12.85%	L + 10.25%; 1.00% Floor	01/20/2022	6.00	5.94	4.80

Total 2nd Lien/Senior Secured Debt						5.94	4.80

Total Corporate Debt						443.53	431.22

Portfolio Company	Industry				Shares	Cost	Fair Value
Common Stock
Animal Supply Holdings, LLC(3) (6)	Distributors				3,283	$–	$0.24

Total Common Stock						–	0.24

Total Investments						$443.53	$431.46

(+)

The terms in the Schedule above disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.71%, 2.66%, 2.60%, 2.56%, 2.49% and 2.42%, respectively. As of March 31, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2019.

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

(3)	We also holds an investment in this portfolio company.
(4)	The investment is on non-accrual status as of March 31, 2019.
(5)	The investment includes an exit fee that is receivable upon repayment of the loan.
(6)	Non-income producing security.

PIK – Payment-In-Kind

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt(+)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.54%	L + 5.75%; 1.00% Floor	06/16/2023	$29.85	$29.53	$29.55
A Place For Mom, Inc.	Diversified Consumer Services	6.27%	L + 3.75%; 1.00% Floor	08/10/2024	17.86	17.85	17.86
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	7.05%	L + 4.25%	06/16/2025	8.83	8.79	8.70
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.93%	L + 4.25%	06/16/2025	2.13	0.83	0.80
Ansira Partners, Inc.	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	9.25	9.18	9.20
Ansira Partners, Inc.(1)	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	0.57	0.14	0.14
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	14.98	14.90	14.08
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	0.95	0.94	0.90
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.02%	L + 4.50%; 1.00% Floor	09/11/2023	14.66	14.56	14.37
Barbri, Inc.	Media	6.60%	L + 4.25%; 1.00% Floor	12/01/2023	12.49	12.43	12.17
CST Buyer Company	Diversified Consumer Services	7.52%	L + 5.00%; 1.00% Floor	03/01/2023	18.67	18.29	18.44
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1.80	(0.04)	(0.02)
DBRS Limited	Capital Markets	7.96%	L + 5.25%; 1.00% Floor	03/04/2022	11.55	11.49	11.38
DiscoverOrg, LLC(3)	Software	7.03%	L + 4.50%; 1.00% Floor	08/25/2023	7.90	7.87	7.86
Drilling Info Holdings, Inc.	Oil & Gas	6.77%	L + 4.25%	07/30/2025	17.00	16.92	16.89
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	1.46	(0.01)	(0.01)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	8.99	8.81	8.81
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1.79	1.76	1.76
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1.14	1.11	1.11
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1.17	0.42	0.42
GH Holding Company	Real Estate Management & Development	7.02%	L + 4.50%	02/28/2023	14.89	14.83	14.81
GI Revelation Acquisition LLC	Internet Software & Services	7.52%	L + 5.00%	04/16/2025	9.46	9.42	9.28
GK Holdings, Inc.	IT Services	8.80%	L + 6.00%; 1.00% Floor	01/20/2021	17.28	17.23	15.73
GlobalTranz Enterprises, Inc.	Road & Rail	6.77%	L + 4.25%	06/29/2025	21.94	21.84	21.84
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4.00	–	(0.02)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	10.50	10.40	10.19
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	4.42	4.38	4.29
HC Group Holdings III, Inc.	Health Care Providers & Services	6.27%	L + 3.75%	04/07/2022	8.71	8.68	8.60
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	17.76	17.62	17.41
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	0.29	(0.00)	(0.01)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1.87	(0.02)	(0.04)

Senior Credit Fund Portfolio as of December 31, 2018 (Continued)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.53%	L + 5.00%; 1.00% Floor	05/08/2022	$13.84	$13.77	$13.62
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.63%	L + 4.25%; 1.00% Floor	03/10/2021	9.21	9.12	9.21
Output Services Group, Inc.	Diversified Consumer Services	6.77%	L + 4.25%; 1.00% Floor	03/27/2024	6.98	6.95	6.75
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1.03	–	(0.03)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	6.54	6.53	6.53
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	1.88	1.87	1.87
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3.54	(0.01)	(0.01)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	11.26	10.28	9.35
Regulatory DataCorp, Inc.	Diversified Financial Services	7.02%	L + 4.50%; 1.00% Floor	09/21/2022	4.96	4.96	4.86
SciQuest, Inc.	Internet Software & Services	6.53%	L + 4.00%; 1.00% Floor	12/28/2024	19.85	19.76	19.45
SMS Systems Maintenance Services, Inc.	IT Services	7.52%	L + 5.00%; 1.00% Floor	10/30/2023	14.70	14.64	10.92
Stackpath, LLC	Internet Software & Services	7.59%	L + 5.00%; 1.00% Floor	02/03/2023	16.70	16.58	16.03
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13.68	13.59	13.14
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.52%	L + 5.00%; 1.00% Floor	05/14/2021	12.74	12.67	12.68
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	27.36	26.97	27.09
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	1.41	0.70	0.71

Total 1st Lien/Senior Secured Debt						438.53	428.66

1st Lien/Last-Out Unitranche (5)
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	8.06	8.01	7.86

Total 1st Lien/Last-Out Unitranche						8.01	7.86

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	10.50	10.37	10.42
GK Holdings, Inc.	IT Services	13.05%	L + 10.25%; 1.00% Floor	01/20/2022	6.01	5.94	4.86

Total 2nd Lien/Senior Secured Debt						16.31	15.28

Total Corporate Debt						$462.85	$451.80

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

(6)	The rate shown is the annualized seven-day yield as of December 31, 2018.

PIK – Payment-In-Kind

Below is certain summarized balance sheet information for the Senior Credit Fund as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
Selected Balance Sheet Information
Total investments, at fair value	$473.87	$457.09
Cash and other assets	12.88	42.85

Total assets	$486.75	$499.94

Debt(1)	$286.34	$298.34
Other liabilities	8.55	8.69

Total liabilities	$294.89	$307.03

Members’ equity	$191.86	$192.91

Total liabilities and members’ equity	$486.75	$499.94

(1)

Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of March 31, 2019 and December 31, 2018, which were in the amount of $2.09 million and $2.16 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Selected Statement of Operations Information:
Total investment income	$9.20	$10.33

Expenses
Interest and other debt expenses	4.00	3.38
Excess loan origination and structuring fees	–	–
Professional fees	0.20	0.11
Administration and custodian fees	0.10	0.10
Other expenses	0.01	0.02

Total expenses	4.31	3.61

Net investment income (loss)	4.89	6.72

Net realized gain (loss) on investments	–	–
Net change in unrealized appreciation (depreciation) on investments	(1.04)	0.88

Net increase (decrease) in members’ equity	$3.85	$7.60

On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consists of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) serves as the facility agent, and State Street Bank and Trust Company serves as the collateral agent. The SPV I Revolving Credit Facility provided for borrowings in an aggregate amount of $19.55 as of March 31, 2019. Borrowings under the SPV I Revolving Credit Facility bear interest at LIBOR plus 2.30%. As of March 31, 2019, the SPV I Term Loan Facility consisted of a $228.87 term loan and the SPV I Class B Facility consisted of a $40.00 Class B loan. Borrowings under the SPV I Term Loan Facility and SPV I Class B Facility bear interest at LIBOR plus 2.30% and LIBOR plus 3.50%, respectively. Any amounts borrowed under the Asset Based Facility will mature, and all accrued and unpaid interest will be due and payable, on December 19, 2025.

As of March 31, 2019 and December 31, 2018, the SPV I’s outstanding borrowings under the Asset Based Facility were $288.42 million and $300.50, respectively. The summary information of the Asset Based Facility for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Borrowing interest expense	$3.77	$2.93
Facility fees	0.04	0.26
Amortization of financing costs	0.19	0.19
Total	$4.00	$3.38
Weighted average interest rate	5.27%	4.16%
Average outstanding balance	$290.30	$285.08

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 197% and 206%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into commitments either verbally or through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2019, we had cash of approximately $5.89 million, a decrease of $0.22 million from December 31, 2018. Cash used by operating activities for the three months ended March 31, 2019 was approximately $27.26 million, primarily driven by an increase in net assets resulting from operations of $2.22 million, proceeds from sales and principal repayments of $79.05 million and proceeds from other operating activities of $17.58 million, offset by purchases of investments of $126.11 million. Cash provided by financing activities for the three months ended March 31, 2019 was approximately $27.06 million, primarily driven by repayments on debt of $86.00 million, distributions paid of $17.34 million and other financing activities of $0.49 million, offset by borrowings on debt of $130.89 million.

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

Equity Issuances

There were no sales of our common stock during the three months ended March 31, 2019 and 2018.

Common Stock Repurchase Plans

In February 2016, our Board of Directors authorized us to repurchase up to $25.00 million of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), from March 18, 2016 to March 18, 2017, subject to certain limitations. In February 2017, our Board of Directors renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2018, in February 2018, again renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2019 and, in February 2019, again renewed its authorization of the stock repurchase plan to extend the expiration to March 18, 2020.

In connection with this authorization, we entered into a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. We entered into an agreement to renew the Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with our offering of Convertible Notes described below in “—Convertible Notes.” On June 27, 2018, we entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Company 10b5-1 Plan expired on March 18, 2019.

In February 2019, our Board of Directors approved a new common stock repurchase plan (the “New Company 10b5-1 Plan”), which provides for us to repurchase of up to $25.00 million of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the New Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the New Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The New Company 10b5-1 Plan took effect on March 18, 2019, expires on March 18, 2020 and purchases thereunder will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

Repurchases of our common stock under the New Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2019 and 2018, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the three months ended March 31, 2019 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

October 30, 2018	December 31, 2018	January 15, 2019	39,591

The following table summarizes shares distributed pursuant to the dividend reinvestment plan the three months ended March 31, 2018 to stockholders who had not opted out of the dividend reinvestment plan.

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

The following table shows our contractual obligations as of March 31, 2019:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$516.45	$–	$–	$516.45	$–
Revolving Credit Facility	€33.75	€–	€–	€33.75	€–
Convertible Notes	$155.00	$–	$–	$155.00	$–

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America N.A. serves as syndication agent. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018 and September 17, 2018.

The aggregate committed borrowing amount under the Revolving Credit Facility is $795.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000.00 million.

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

As of March 31, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$122.41	$94.40
Second Lien/Senior Secured Debt	2.36	2.35

Total	$124.77	$96.75

RECENT DEVELOPMENTS

On May 7, 2019, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 15, 2019 to holders of record as of June 28, 2019.

On May 8, 2019, we and Cal Regents each contributed $125.56 million to the Senior Credit Fund, which was used by the Senior Credit Fund to repay in full all outstanding indebtedness, including all accrued and unpaid interest and fees, under the Asset Based Facility and to fund certain other related expenses that the Senior Credit Fund expects to incur in connection with its dissolution. The Asset Based Facility was then terminated and all liens securing the collateral under the Asset Based Facility were released. We funded our portion of the contributed amount through additional borrowings under our Revolving Credit Facility.

Following the repayment and termination, the Senior Credit Fund distributed each member’s pro rata share of all of its assets (other than cash and cash equivalents), primarily consisting of senior secured loans, to the members. We also assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $7.80 million as of March 31, 2019, representing 50% of the Senior Credit Fund’s aggregate unfunded commitments. The pro rata portion of the assets received by us will become our assets and will be directly included in our consolidated financial statements and notes thereto, and will also be included for purposes of determining our asset coverage ratio. Based on March 31, 2019 balances, the assets to be received by us are approximately $221.77 million and $215.73 million at amortized cost and at fair value, respectively.

In connection with the repayment of the Asset Based Facility and the distribution of all of its loan assets, the Senior Credit Fund declared a $2.00 million cash distribution to its members, representing estimated quarter-to-date net investment income, 50% of which will be paid to us.

We and Cal Regents have begun the process of dissolving the Senior Credit Fund. After the satisfaction of all remaining liabilities and the distribution of any remaining assets (including any amounts owed to it and not yet received), the Senior Credit Fund will be wound up and terminated.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2019, we had certain investments held in three portfolio companies on non-accrual status, which represented 4.5% and 3.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, we had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments at amortized cost and at fair value, respectively.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To maintain our tax treatment as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

As of March 31, 2019 and December 31, 2018, on a fair value basis, approximately 3.7% and 3.4%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.3% and 96.6%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$29.93	$(15.57)	$14.36
Up 200 basis points	19.95	(10.38)	9.57
Up 100 basis points	9.98	(5.19)	4.79
Up 75 basis points	7.48	(3.89)	3.59
Up 50 basis points	4.99	(2.59)	2.40
Up 25 basis points	2.49	(1.30)	1.19
Down 25 basis points	(2.49)	1.30	(1.19)
Down 50 basis points	(4.99)	2.59	(2.40)
Down 75 basis points	(7.48)	3.89	(3.59)
Down 100 basis points	(9.98)	5.19	(4.79)
Down 200 basis points	(15.89)	10.38	(5.51)
Down 300 basis points	(16.67)	12.94	(3.73)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 8, 2019, the Senior Credit Fund repaid in full all outstanding indebtedness, including all accrued and unpaid interest and fees, under the Asset Based Facility, and distributed each member’s pro rata share of all of the assets held by it to the members. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

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

GOLDMAN SACHS BDC, INC.

Date: May 9, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)