Form 10-Q
period 2019-06-30
Goldman Sachs BDC, Inc.
filed 2019-08-01
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2019 was 40,337,930.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,348,177 and $1,155,641, respectively)	$1,327,343	$1,129,036
Non-controlled affiliated investments (cost of $139,938 and $143,700, respectively)	125,411	126,089
Controlled affiliated investments (cost of $85,308 and $126,217, respectively)	80,956	120,319
Cash	10,122	6,113
Receivable for investments sold	9,058	47
Unrealized appreciation on foreign currency forward contracts	122	89
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,642	6,969
Dividend receivable from controlled affiliated investments	–	2,550
Deferred financing costs	5,153	5,436
Deferred offering costs	225	165
Other assets	1,653	163

Total assets	$1,567,685	$1,396,976

Liabilities

Debt (net of debt issuance costs of $4,507 and $5,318, respectively)	$842,820	$659,101
Interest and other debt expenses payable	2,597	2,428
Management fees payable	3,742	3,434
Incentive fees payable	4,144	–
Distribution payable	18,136	18,102
Payable for investments purchased	9	–
Directors’ fees payable	110	–
Accrued offering costs	202	2
Accrued expenses and other liabilities	2,498	4,017

Total liabilities	$874,258	$687,084

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,302,522 and 40,227,625 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	40	40
Paid-in capital in excess of par	803,662	802,216
Distributable earnings	(108,854)	(90,943)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$693,427	$709,892

TOTAL LIABILITIES AND NET ASSETS	$1,567,685	$1,396,976

Net asset value per share	$17.21	$17.65

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$34,713	$31,228	$66,282	$61,018
Payment-in-kind	174	–	476	–
Other income	870	737	1,521	973

Total investment income from non-controlled/non-affiliated investments	35,757	31,965	68,279	61,991
From non-controlled affiliated investments:
Payment-in-kind	376	1,962	745	3,903
Interest income	576	659	1,194	1,047
Dividend income	53	10	85	17
Other income	11	9	22	15

Total investment income from non-controlled affiliated investments	1,016	2,640	2,046	4,982
From controlled affiliated investments:
Payment-in-kind	565	433	1,100	806
Interest income	63	–	63	–
Dividend income	1,000	2,200	3,450	5,000

Total investment income from controlled affiliated investments	1,628	2,633	4,613	5,806

Total investment income	$38,401	$37,238	$74,938	$72,779

Expenses:
Interest and other debt expenses	$9,501	$6,173	$17,954	$11,896
Management fees	3,742	4,479	7,278	9,282
Incentive fees	4,144	4,342	4,637	9,026
Professional fees	689	1,058	1,331	1,728
Administration, custodian and transfer agent fees	239	232	479	463
Directors’ fees	114	117	227	218
Other expenses	433	370	769	679

Total expenses	$18,862	$16,771	$32,675	$33,292

NET INVESTMENT INCOME BEFORE TAXES	$19,539	$20,467	$42,263	$39,487

Income tax expense, including excise tax	$452	$304	$891	$589

NET INVESTMENT INCOME AFTER TAXES	$19,087	$20,163	$41,372	$38,898

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(8,570)	$100	$(33,292)	$1,767
Non-controlled affiliated investments	–	–	–	9
Controlled affiliated investments	(673)	–	(673)	–
Foreign currency forward contracts	34	–	52	–
Foreign currency transactions	(10)	–	(16)	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(1,435)	(481)	5,771	(784)
Non-controlled affiliated investments	5,840	(1,492)	3,084	(2,477)
Controlled affiliated investments	2,440	(824)	1,546	(1,049)
Foreign currency forward contracts	(45)	–	33	–
Foreign currency translations	(507)	–	295	–

Net realized and unrealized gains (losses)	$(2,926)	$(2,697)	$(23,200)	$(2,534)

(Provision) benefit for taxes on realized gain/loss on investments	121	1	121	(446)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(152)	–	52	–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,130	$17,467	$18,345	$35,918

Net investment income per share (basic and diluted)	$0.47	$0.50	$1.03	$0.97
Earnings per share (basic and diluted)	$0.40	$0.43	$0.46	$0.89
Weighted average shares outstanding	40,297,090	40,171,957	40,279,173	40,161,297

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net assets at beginning of period	$694,746	$726,711	$709,892	$725,830
Increase (decrease) in net assets resulting from operations:
Net investment income	$19,087	$20,163	$41,372	$38,898
Net realized gain (loss)	(9,219)	100	(33,929)	1,776
Net change in unrealized appreciation (depreciation)	6,293	(2,797)	10,729	(4,310)
(Provision) benefit for taxes on realized gain/loss on investments	121	1	121	(446)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(152)	–	52	–

Net increase (decrease) in net assets resulting from operations	$16,130	$17,467	$18,345	$35,918

Distributions to stockholders from:
Distributable earnings	$(18,136)	$(18,078)	$(36,256)	$(36,148)

Total distributions to stockholders	$(18,136)	$(18,078)	$(36,256)	$(36,148)

Capital transactions:
Reinvestment of stockholder distributions (35,306, 20,916, 74,897 and 44,740 shares, respectively)	$687	$386	$1,446	$886

Net increase (decrease) in net assets resulting from capital transactions	$687	$386	$1,446	$886

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(1,319)	$(225)	$(16,465)	$656

Net assets at end of period	$693,427	$726,486	$693,427	$726,486

Distributions declared per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$18,345	$35,918
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(417,534)	(130,713)
Payment-in-kind interest capitalized	(2,226)	(4,596)
Investments in affiliated money market fund, net	–	11,537
Proceeds from sales of investments and principal repayments	234,179	157,509
Dissolution of Senior Credit Fund, LLC	9,779	–
Net realized (gain) loss on investments	33,965	(1,776)
Net change in unrealized (appreciation) depreciation on investments	(10,401)	4,310
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(35)	–
Amortization of premium and accretion of discount, net	(6,029)	(3,770)
Amortization of deferred financing and debt issuance costs	1,300	1,018
Amortization of original issue discount on convertible notes	209	64
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(9,011)	–
(Increase) decrease in interest and dividends receivable	1,878	554
(Increase) decrease in other income receivable	–	1,308
(Increase) decrease in other assets	(1,490)	(127)
Increase (decrease) in interest and other debt expenses payable	248	116
Increase (decrease) in management fees payable	308	(168)
Increase (decrease) in incentive fees payable	4,144	1,162
Increase (decrease) in investments purchased payable	9	–
Increase (decrease) in directors’ fees payable	110	98
Increase (decrease) in accrued expenses and other liabilities	(1,519)	649

Net cash provided by (used for) operating activities	$(143,771)	$73,093

Cash flows from financing activities:
Offering costs paid	$140	$(201)
Distributions paid	(34,776)	(35,242)
Deferred financing and debt issuance costs paid	(494)	(1,800)
Borrowings on debt	358,908	121,000
Repayments of debt	(176,000)	(159,250)

Net cash provided by (used for) financing activities	$147,778	$(75,493)

Net increase (decrease) in cash	4,007	(2,400)
Effect of foreign exchange rate changes on cash and cash equivalents	2	–
Cash, beginning of period	6,113	11,606

Cash, end of period	$10,122	$9,206

Supplemental and non-cash financing activities
Interest expense paid	$15,824	$10,465
Accrued but unpaid excise tax expense	$1,070	$834
Accrued but unpaid deferred financing and debt issuance costs	$–	$38
Accrued but unpaid offering costs	$202	$314
Accrued but unpaid distributions	$18,136	$18,079
Reinvestment of stockholder distributions	$1,446	$886
Non-cash purchases of investments	$(251,173)	$(1,442)
Non-cash sales of investments	$260,952	$1,442

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2019

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 221.18% #

Corporate Debt (1) – 206.51%

1st Lien/Senior Secured Debt – 150.03%
3SI Security Systems, Inc.(2)	Commercial Services & Supplies	8.15%	L + 5.75%; 1.00% Floor	06/16/2023	$14,849	$14,707	$14,700
A Place For Mom, Inc.	Diversified Consumer Services	6.15%	L + 3.75%; 1.00% Floor	08/10/2024	8,887	8,880	8,665
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.45%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,917	9,967
Animal Supply Holdings, LLC^^ (2) (4)	Distributors	12.59%	L + 10.00% (incl. 2.50% PIK); 1.00% Floor	02/22/2022	3,829	3,777	3,743
Ansira Partners, Inc.	Media	8.15%	L + 5.75%; 1.00% Floor	12/20/2022	4,601	4,572	4,578
Ansira Partners, Inc.(5)	Media	8.16%	L + 5.75%; 1.00% Floor	12/20/2022	282	185	185
Apptio, Inc.(2) (3)	IT Services	9.67%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,082	32,048
Apptio, Inc.(2) (3) (5) (6)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(41)	(45)
Artesyn Embedded Technologies, Inc.(7)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	20,300
Associations, Inc.(2) (3)	Real Estate Management & Development	9.60%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	11,968	11,839	11,848
Associations, Inc.(2) (3) (5)	Real Estate Management & Development	9.59%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,956	1,683	1,685
Associations, Inc.(2) (3) (5) (6)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(6)	(6)
ATX Networks Corp.	Communications Equipment	9.35%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,387	7,357	6,907
ATX Networks Corp.	Communications Equipment	9.33%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	473	467	443
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.90%	L + 4.50%; 1.00% Floor	09/11/2023	7,150	7,104	6,936
Barbri, Inc.	Media	6.69%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,219	6,134
Brillio, LLC(2) (3)	IT Services	7.15%	L + 4.75%; 1.00% Floor	02/06/2025	4,520	4,477	4,475
Brillio, LLC(2) (3) (5)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	1,510	—	(15)
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.02%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,345	12,298
Businessolver.com, Inc.(2) (3) (5)	Health Care Technology	10.02%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,011	998
Businessolver.com, Inc.(2) (3) (5)	Health Care Technology	9.90%	L + 7.50%; 1.00% Floor	05/15/2023	1,569	164	157
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.09%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,785	8,722
Continuum Managed Services LLC(2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	21,227	20,808	21,227
Continuum Managed Services LLC(2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	6,109	6,000	6,109
Continuum Managed Services LLC(2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	1,791	1,758	1,791
Continuum Managed Services LLC(2) (3) (5) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(36)	—
CorePower Yoga, LLC(3)	Diversified Consumer Services	7.08%	L + 4.75%	05/14/2025	7,905	7,789	7,787
CorePower Yoga, LLC(3) (5) (6)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(10)	(10)
CorePower Yoga, LLC(3) (5) (6)	Diversified Consumer Services		L + 4.75%	05/14/2025	2,259	(33)	(34)
CST Buyer Company(2)	Diversified Consumer Services	7.40%	L + 5.00%; 1.00% Floor	03/01/2023	9,188	9,020	9,142
CST Buyer Company(2) (5) (6)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	900	(15)	(5)
DBRS Limited	Capital Markets	7.77%	L + 5.25%; 1.00% Floor	03/04/2022	4,963	4,941	4,957
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.56%	L + 5.25%; 1.00% Floor	06/30/2022	3,841	3,824	3,812
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.57%	L + 5.25%; 1.00% Floor	06/30/2022	3,824	3,808	3,795
DDS USA Holding, Inc.(2) (3) (5) (6)	Health Care Equipment & Supplies		L + 5.25%; 1.00% Floor	06/30/2022	1,079	(4)	(8)
Diligent Corporation(2) (3)	Professional Services	8.31%	L + 5.50%; 1.00% Floor	04/14/2022	€16,097	18,436	18,121
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	1,483	1,467	1,468
Diligent Corporation(2) (3) (5)	Professional Services	8.14%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,119	1,131
Diligent Corporation(2) (3)	Professional Services	8.19%	L + 5.50%; 1.00% Floor	04/14/2022	509	503	504
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	246	244	244
Diligent Corporation(2) (3) (5) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	8,104	(85)	(81)
DiscoverOrg, LLC(3)	Software	6.90%	L + 4.50%	02/02/2026	16,160	16,004	16,079
DocuTAP, Inc.(3)	Health Care Technology	8.15%	L + 5.75%; 1.00% Floor	05/12/2025	24,154	23,561	23,912

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Drilling Info Holdings, Inc.(5)	Oil & Gas		L + 4.25%	07/30/2025	$34	$—	$—
Elemica, Inc.(2)	Software	9.40%	L + 7.00%; 1.00% Floor	07/07/2021	41,225	40,743	41,019
Elemica, Inc.(2) (5)	Software	9.41%	L + 7.00%; 1.00% Floor	07/07/2021	6,000	4,735	4,770
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.58%	L + 6.25%; 1.00% Floor	09/25/2024	22,192	21,843	21,304
Empirix, Inc.(2) (3) (5) (6)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(19)	(52)
Fenergo Finance 3 Limited(2) (3) (8)	Diversified Financial Services	8.58%	L + 6.25%; 1.00% Floor	09/05/2024	€17,800	20,367	20,038
Fenergo Finance 3 Limited(2) (3) (5) (6) (8)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(18)	(12)
Fenergo Finance 3 Limited(2) (3) (5) (6) (8)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€1,500	(27)	(55)
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	4,472	4,389	4,427
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	893	877	884
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	565	555	559
FWR Holding Corporation(2) (5)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	587	298	302
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.09%	L + 5.50%; 1.00% Floor	09/04/2024	10,175	9,993	9,971
Gastro Health Holdco, LLC(2) (3) (5)	Health Care Providers & Services	8.09%	L + 5.50%; 1.00% Floor	09/04/2024	5,100	3,149	3,126
Gastro Health Holdco, LLC(2) (3) (5) (6)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,000	(34)	(40)
GH Holding Company(2)	Real Estate Management & Development	6.90%	L + 4.50%	02/28/2023	7,406	7,378	7,369
GI Revelation Acquisition LLC	Internet Software & Services	7.40%	L + 5.00%	04/16/2025	4,706	4,685	4,647
GK Holdings, Inc.	IT Services	8.33%	L + 6.00%; 1.00% Floor	01/20/2021	8,595	8,576	7,048
GlobalTranz Enterprises LLC(3)	Road & Rail	7.39%	L + 5.00%	05/15/2026	7,720	7,567	7,431
GlobalTranz Enterprises LLC(3) (5) (6)	Road & Rail		L + 5.00%	05/15/2026	1,992	(40)	(75)
Granicus, Inc.(3)	Software	7.08%	L + 4.75%; 1.00% Floor	09/07/2022	8,357	8,281	8,273
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.90%	L + 4.50%; 1.00% Floor	06/30/2025	8,534	8,456	8,427
HC Group Holdings III, Inc.	Health Care Providers & Services	6.15%	L + 3.75%	04/07/2022	4,331	4,321	4,315
Heligear Acquisition Co.(2) (7)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,477	17,281
Hygiena Borrower LLC	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	12,586	12,481	12,334
Hygiena Borrower LLC(5) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	715	(4)	(14)
Hygiena Borrower LLC(5) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(13)	(26)
iCIMS, Inc.(2) (3)	Software	8.90%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,361	29,297
iCIMS, Inc.(2) (3)	Software	8.90%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,396	5,396
iCIMS, Inc.(2) (3) (5) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(33)	(37)
Infinity Sales Group(2) (4)	Media	12.90%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	32,089	30,858
Integral Ad Science, Inc.(2) (3)	Media	9.66%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	23,881	23,469	23,463
Integral Ad Science, Inc.(2) (3) (5) (6)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(30)	(32)
Internet Truckstop Group, LLC(2) (3)	Transportation Infrastructure	7.91%	L + 5.50%; 1.00% Floor	04/02/2025	22,320	21,781	21,762
Internet Truckstop Group, LLC(2) (3) (5) (6)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	1,800	(43)	(45)
Iracore International Holdings, Inc.^ (2)	Energy Equipment & Services	11.50%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.59%	L + 5.00%; 1.00% Floor	05/08/2022	6,880	6,852	6,640
Kawa Solar Holdings Limited^ (2) (8) (9)	Construction & Engineering			05/26/2020	3,917	3,603	3,917
Kawa Solar Holdings Limited^ (2) (8) (9)	Construction & Engineering			05/26/2020	5,201	2,683	—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Legacy Buyer Corp.(2)	Health Care Providers & Services	10.33%	L + 8.00%; 1.00% Floor	10/24/2019	$20,977	$20,943	$20,977
Legacy Buyer Corp.(2) (5) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(4)	—
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.46%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,281	38,284
Lithium Technologies, Inc.(2) (3) (5) (6)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(44)	(47)
Madison-Kipp Corporation(2)	Machinery	11.41%	L + 9.00%; 1.00% Floor	05/26/2020	29,694	29,562	29,694
Mailgun Technologies, Inc.(2) (3)	Internet Software & Services	8.33%	L + 6.00%; 1.00% Floor	03/26/2025	13,157	12,903	12,894
Mailgun Technologies, Inc.(2) (3) (5) (6)	Internet Software & Services		L + 6.00%; 1.00% Floor	03/26/2025	1,530	(29)	(31)
Midwest Transport, Inc.(2) (3)	Road & Rail	9.65%	L + 7.00%; 1.00% Floor	10/02/2023	12,224	12,116	12,101
MMIT Holdings, LLC(2) (3)	Health Care Technology	7.90%	L + 5.50%; 1.00% Floor	11/15/2024	16,418	16,113	16,089
MMIT Holdings, LLC(2) (3) (5) (6)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,188	(58)	(64)
Netvoyage Corporation(2) (3)	Software	11.41%	L + 9.00%; 1.00% Floor	03/22/2024	8,558	8,433	8,451
Netvoyage Corporation(2) (3) (5) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(7)	(8)
Output Services Group, Inc.	Diversified Consumer Services	6.65%	L + 4.25%; 1.00% Floor	03/27/2024	3,471	3,459	3,107
Output Services Group, Inc.(5)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	513	—	(54)
Pathway Vet Alliance LLC(2) (3)	Health Care Providers & Services	6.90%	L + 4.50%	12/20/2024	4,795	4,750	4,747
Pathway Vet Alliance LLC(2) (3) (5)	Health Care Providers & Services	6.90%	L + 4.50%	12/21/2024	1,693	782	777
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.40%	L + 4.00%	06/11/2023	3,255	3,248	3,239
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.40%	L + 4.00%	06/11/2023	1,768	1,765	1,760
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.40%	L + 4.00%	06/11/2023	1,738	1,729	1,729
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.40%	L + 4.00%	06/11/2023	935	933	930
Picture Head Midco LLC(2) (3)	Media	9.15%	L + 6.75%; 1.00% Floor	08/31/2023	24,890	24,448	24,454
Picture Head Midco LLC(2) (3)	Media	9.14%	L + 6.75%; 1.00% Floor	08/31/2023	1,840	1,840	1,808
PlanSource Holdings, Inc.(3)	Health Care Technology	8.81%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,336	22,324
PlanSource Holdings, Inc.(3) (5) (6)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(61)	(63)
Power Stop, LLC(3)	Auto Components	7.09%	L + 4.75%	10/19/2025	7,581	7,563	7,505
Professional Physical Therapy(2) (10)	Health Care Providers & Services		L + 7.50% (incl. 4.00% PIK); 1.00% Floor	12/16/2022	5,770	5,032	4,789
Regulatory DataCorp, Inc.	Diversified Financial Services	6.83%	L + 4.50%; 1.00% Floor	09/21/2022	2,468	2,468	2,419
Riverpoint Medical, LLC(3)	Health Care Equipment & Supplies	7.39%	L + 5.00%; 1.00% Floor	06/23/2025	9,043	8,998	8,953
Riverpoint Medical, LLC(3) (5) (6)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/23/2025	1,644	(8)	(16)
SciQuest, Inc.	Internet Software & Services	6.40%	L + 4.00%; 1.00% Floor	12/28/2024	9,850	9,810	9,727
SF Home Décor, LLC(2) (3)	Household Products	11.83%	L + 9.50%; 1.00% Floor	07/13/2022	19,528	19,132	19,039
Shopatron, LLC(2) (3)	Internet Catalog & Retail	11.83%	L + 9.50%; 1.00% Floor	12/18/2020	4,279	4,208	4,204
SMS Systems Maintenance Services, Inc.	IT Services	7.40%	L + 5.00%; 1.00% Floor	10/30/2023	7,313	7,287	4,999
SPay, Inc.(2) (3)	Internet Software & Services	8.15%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,155	9,970
SPay, Inc.(2) (3) (5)	Internet Software & Services	8.23%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	741	720
SPay, Inc.(2) (3) (5)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	5,720	334	181
Tronair Parent Inc.	Air Freight & Logistics	7.57%	L + 4.75%; 1.00% Floor	09/08/2023	6,808	6,764	6,127
U.S. Acute Care Solutions, LLC(2)	Health Care Providers & Services	7.20%	L + 5.00%; 1.00% Floor	05/17/2021	6,338	6,307	6,084
US Med Acquisition, Inc.(2)	Health Care Equipment & Supplies	11.33%	L + 9.00%; 1.00% Floor	08/13/2021	29,799	29,543	28,458
Vexos, Inc.(2)	Electronic Equipment, Instruments & Components	12.10%	L + 9.50%; 1.00% Floor	10/09/2019	35,610	35,558	35,431

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
VRC Companies, LLC(2)	Commercial Services & Supplies	8.90%	L + 6.50%; 1.00% Floor	03/31/2023	$17,279	$17,069	$17,106
VRC Companies, LLC(2) (5)	Commercial Services & Supplies	8.90%	L + 6.50%; 1.00% Floor	03/31/2023	1,502	801	800
VRC Companies, LLC(2) (5)	Commercial Services & Supplies	9.77%	L + 6.50%; 1.00% Floor	03/31/2022	882	489	491
Wine.com, LLC(2) (3)	Beverages	9.59%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,282	6,272
Wolfpack IP Co.(3) (8)	Real Estate Management & Development	8.90%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,064	31,060
Wolfpack IP Co.(3) (5) (6) (8)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(63)	(63)
Wrike, Inc.(2) (3)	Professional Services	9.16%	L + 6.75%; 1.00% Floor	12/31/2024	16,223	15,920	15,899
Wrike, Inc.(2) (3) (5) (6)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(29)	(32)
Xactly Corporation(2) (3)	Internet Software & Services	9.66%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,774	26,834
Xactly Corporation(2) (3) (5) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(21)	(21)
Yasso, Inc.(2) (3)	Food Products	10.15%	L + 7.75%; 1.00% Floor	03/23/2022	8,074	7,976	7,791

Total 1st Lien/Senior Secured Debt						1,052,748	1,040,348

1st Lien/Last-Out Unitranche (11) – 14.59%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,582	11,573
Mervin Manufacturing, Inc.(2)	Leisure Equipment & Products	10.11%	L + 7.50%	10/10/2019	11,165	11,149	10,941
NTS Communications, Inc.^ (2) (10)	Diversified Telecommunication Services		L + 9.00% PIK; 1.25% Floor	09/30/2019	62,202	55,968	48,704
NTS Communications, Inc.^ (2)	Diversified Telecommunication Services	11.48%	L + 9.00% PIK; 1.25% Floor	09/30/2019	6,885	6,725	6,885
RugsUSA, LLC(2) (3)	Household Products	8.33%	L + 6.00%; 1.00% Floor	04/30/2023	5,840	5,793	5,796
Smarsh, Inc.(2) (3)	Software	10.29%	L + 7.88%; 1.00% Floor	03/31/2021	17,490	17,334	17,315

Total 1st Lien/Last-Out Unitranche						108,551	101,214

2nd Lien/Senior Secured Debt – 40.87%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.83%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,633	5,637
Bolttech Mannings, Inc.^^ (2)	Commercial Services & Supplies	10.52%	L + 8.00% PIK	11/19/2021	20,709	20,709	20,709
DiscoverOrg, LLC(3)	Software	10.90%	L + 8.50%	02/01/2027	10,000	9,854	9,863
DuBois Chemicals, Inc.(3)	Chemicals	10.40%	L + 8.00%; 1.00% Floor	03/15/2025	26,220	25,802	25,499
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.62%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,425	19,404
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.04%	L + 7.50%	07/31/2025	7,000	6,841	6,808
Genesis Acquisition Co.(2) (3) (5) (6)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(20)	(49)
GK Holdings, Inc.	IT Services	12.58%	L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,972	2,250
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,829	1,827
Hygiena Borrower LLC(2) (5)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	680	91	85
ICP Industrial, Inc.(2) (3)	Chemicals	10.64%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	19,992	19,992
IHS Intermediate Inc.(2)	Health Care Providers & Services	10.83%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,894	9,200
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.15%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,660	21,312
MPI Products LLC(2) (4)	Auto Components	11.52%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	20,036	18,200
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.65%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,645	18,623
Odyssey Logistics & Technology Corporation(3)	Road & Rail	10.40%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,360	18,348
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.52%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,065	40,833
Spectrum Plastics Group, Inc.(3)	Containers & Packaging	9.40%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,221	5,841
Viant Medical Holdings, Inc.(3)	Health Care Equipment & Supplies	10.08%	L + 7.75%	07/02/2026	8,260	8,184	8,115

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.08%	L + 7.75%; 1.00% Floor	11/07/2025	$15,235	$14,846	$14,816
Zep Inc.(3)	Chemicals	10.58%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,302	16,105

Total 2nd Lien/Senior Secured Debt						295,341	283,418

Unsecured Debt – 1.02%
CB-HDT Holdings, Inc.^ (2)	Aerospace & Defense	12.00% PIK		12/15/2019	4,165	4,165	4,165
CB-HDT Holdings, Inc.^ (2)	Aerospace & Defense	12.00% PIK		03/05/2021	1,818	1,818	1,818
Conergy Asia & ME Pte. LTD.^ (2) (8)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						7,047	7,047

Total Corporate Debt						1,463,687	1,432,027

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 6.89%
Accuity Delivery Systems, LLC^ (2) (3) (7) (9)	Health Care Providers & Services				97,130	$3,200	$4,480
Animal Supply Holdings, LLC^^ (2) (7) (9)	Distributors				250,000	25,000	25,918
CB-HDT Holdings, Inc.^ (2) (7) (9)	Aerospace & Defense				1,108,333	10,186	15,461
Conergy Asia Holdings, Ltd.^ (2) (7) (8) (9)	Construction & Engineering				600,000	600	—
Kawa Solar Holdings Limited^ (2) (7) (8) (10)	Construction & Engineering		8.00% PIK		60,790	778	—
NTS Communications, Inc.^ (2) (7) (9)	Diversified Telecommunication Services				263	187	—
Wine.com, LLC(2) (3) (7) (9)	Beverages				221,072	1,900	1,899

Total Preferred Stock						41,851	47,758

Common Stock (1) – 7.78%
Animal Supply Holdings, LLC^^ (2) (7) (9)	Distributors				406,226	29,230	28,314
Bolttech Mannings, Inc.^^ (2) (7) (9)	Commercial Services & Supplies				8,000	6,591	2,272
CB-HDT Holdings, Inc.^ (2) (7) (9)	Aerospace & Defense				453,383	2,393	6,034
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (7)	Health Care Providers & Services				8,464	1,141	1,516
Collaborative Imaging Holdco, LLC – Performance Units^^^ (2) (3) (7) (8) (9)	Health Care Providers & Services				7,988	159	452
Conergy Asia Holdings, Ltd.^ (2) (7) (8) (9)	Construction & Engineering				2,000	4,700	—
Continuum Managed Services LLC – Class A(2) (3) (7) (9)	IT Services				733	733	880
Continuum Managed Services LLC – Class B(2) (3) (7) (9)	IT Services				496,698	7	1,252
Country Fresh Holding Company Inc.(2) (3) (7) (9)	Food Products				671	839	821
Elah Holdings, Inc.^ (2) (3) (7) (9)	Capital Markets				46,214	2,234	2,234
Iracore International Holdings, Inc.^ (2) (7) (9)	Energy Equipment & Services				28,898	7,003	6,357
Kawa Solar Holdings Limited^ (2) (7) (8) (9)	Construction & Engineering				1,399,556	—	—
National Spine and Pain Centers, LLC(2) (3) (7) (9)	Health Care Providers & Services				600	600	255
NTS Communications, Inc.^ (2) (7) (9)	Diversified Telecommunication Services				595,215	3	—
Prairie Provident Resources, Inc.^^^ (8) (9)	Oil, Gas & Consumable Fuels				3,579,988	9,237	246
Wrike, Inc.(2) (3) (7) (9)	Professional Services				348,478	2,165	2,938
Yasso, Inc.(2) (3) (7) (9)	Food Products				850	850	354

Total Common Stock						67,885	53,925

TOTAL INVESTMENTS – 221.18%						$1,573,423	$1,533,710

LIABILITIES IN EXCESS OF OTHER ASSETS – (121.18%)							$(840,283)

NET ASSETS – 100.00%							$693,427

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.18%, 2.20%, 2.32%, 2.33%, 2.40% and 2.37%, respectively. As of June 30, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2019.

(++)	Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”).

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

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

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(4)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.
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

(7)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $139,018 or 20.05% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Animal Supply Holdings, LLC – Common Stock	02/22/2019
Animal Supply Holdings, LLC – Preferred Stock	02/22/2019
Artesyn Embedded Technologies, Inc. – 1st Lien/Senior Secured Debt	09/26/2013
Bolttech Mannings, Inc. – Common Stock	12/22/2017
CB-HDT Holdings, Inc. – Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. – Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Performance Units – Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. – Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. – Preferred Stock	08/23/2017
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
Heligear Acquisition Co. – 1st Lien/Senior Secured Debt	09/30/2014
Iracore International Holdings, Inc. – Common Stock	04/13/2017
Kawa Solar Holdings Limited – Common Stock	08/17/2016
Kawa Solar Holdings Limited – Preferred Stock	10/25/2016
NTS Communications, Inc. – Preferred Stock	07/22/2016
NTS Communications, Inc. – Common Stock	07/22/2016
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019 the aggregate fair value of these securities is $56,647 or 3.61% of the Company’s total assets.

(9)	Non-income producing security.
(10)	The investment is on non-accrual status as of June 30, 2019.
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

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 375	EUR 315	07/03/2019	$17
Bank of America, N.A.	USD 311	EUR 260	08/05/2019	14
Bank of America, N.A.	USD 394	EUR 329	10/04/2019	18
Bank of America, N.A.	USD 324	EUR 269	11/05/2019	15
Bank of America, N.A.	USD 393	EUR 325	01/06/2020	18
Bank of America, N.A.	USD 399	EUR 327	04/06/2020	20
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	20

				$122

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

The Company did not consolidate its previous equity interest in Senior Credit Fund, LLC (the “Senior Credit Fund”). For further description of the Company’s previous investment in the Senior Credit Fund, see Note 4 “Investments”.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2019, the Company earned $1,068 and $1,714 in prepayment premiums, respectively, and $1,660 and $2,697 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and six months ended June 30, 2018, the Company earned $1,390 and $1,866 in prepayment premiums, respectively, and $508 and $1,341 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 3.9% and 3.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2019 and December 31, 2018, the Company held an aggregate cash balance of $10,122 and $6,113, respectively. Foreign currency of $1,228 and $257 (acquisition cost of $1,224 and $255) is included in cash as of June 30, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2019, the Company accrued excise taxes of $446 and $888, respectively. As of June 30, 2019, $1,070 of accrued excise taxes remained payable. For the three and six months ended June 30, 2018, the Company accrued excise taxes of $304 and $589, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company accrued provision for taxes on realized gains on investments of $121 and $121, respectively. For the three and six months ended June 30, 2019, the Company accrued provision for taxes on unrealized gains on investments of $(152) and $52, respectively. As of June 30, 2019, $550 of income taxes remained payable. For the three and six months ended June 30, 2018, the Company accrued provision for taxes on realized gains on investments of $1 and $(446), respectively. For the three and six months ended June 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $0 and $0, respectively.

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

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the six months ended June 30, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the six months ended June 30, 2018
Net investment income	$(36,148)
Total distributions to stockholders	$(36,148)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three and six months ended June 30, 2019, Management Fees amounted to $3,742 and $7,278, respectively. As of June 30, 2019, $3,742 remained payable. For the three and six months ended June 30, 2018, Management Fees amounted to $4,479 and $9,282, respectively.

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

For the three and six months ended June 30, 2019, the Company incurred Incentive Fees based on income of $4,144 and $4,637, respectively. As of June 30, 2019, $4,144 remained payable. For the three and six months ended June 30, 2018, the Company incurred Incentive Fees based on income of $4,342 and $9,026, respectively. For the three and six months ended June 30, 2019 and 2018, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $235 and $472, respectively. As of June 30, 2019, $157 remained payable. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $228 and $455, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $4 and $7, respectively. As of June 30, 2019, $2 remained payable. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $4 and $8, respectively.

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

The Company’s repurchase of its common stock under the New Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2019 and 2018, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

Affiliates

As of June 30, 2019 and December 31, 2018, Group Inc. owned 16.09% and 16.12%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the six months ended June 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Animal Supply Holdings LLC	$–	$58,008	$–	$–	$(33)	$57,975	$79
Bolttech Mannings, Inc.	23,863	1,083	–	–	(1,965)	22,981	1,084
Senior Credit Fund, LLC(1)	96,456	125,555	(224,882)	(673)	3,544	–	3,450
Total Controlled Affiliates	$120,319	$184,646	$(224,882)	$(673)	$1,546	$80,956	$4,613
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (2)	$–	$169,744	$(169,744)	$–	$–	$–	$40
Accuity Delivery Systems, LLC	13,730	25	–	–	692	14,447	527
CB-HDT Holdings, Inc.	26,854	335	–	–	289	27,478	336
Collaborative Imaging Holdco, LLC	10,273	8	–	–	409	10,690	463
Conergy Asia Holdings, Ltd	1,064	–	–	–	–	1,064	53
Elah Holdings, Inc.	2,234	–	–	–	–	2,234	–
Iracore International Holdings, Ltd	7,807	–	–	–	1,939	9,746	196
Kawa Solar Holdings Limited	8,066	–	(4,547)	–	398	3,917	–
NTS Communications, Inc.	55,557	417	–	–	(385)	55,589	431
Prairie Provident Resources, Inc.	504	–	–	–	(258)	246	–
Total Non-Controlled Affiliates	$126,089	$170,529	$(174,291)	$–	$3,084	$125,411	$2,046
Total Affiliates	$246,408	$355,175	$(399,173)	$(673)	$4,630	$206,367	$6,659

(1)

Together with The Regents of the University of California (“Cal Regents”, and collectively with the Company, the “Members”), the Company previously invested through the Senior Credit Fund. Although the Company owned more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it had control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend, Interest, PIK and Other Income
Controlled Affiliates

Bolttech Mannings, Inc.	$20,569	$5,648	$–	$–	$(2,354)	$23,863	$1,791
Senior Credit Fund, LLC(1)	92,097	5,658	–	–	(1,299)	96,456	10,550
Total Controlled Affiliates	$112,666	$11,306	$–	$–	$(3,653)	$120,319	$12,341
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$11,539	$243,137	$(254,676)	$–	$–	$–	$53
Accuity Delivery Systems, LLC	–	13,092	–	–	638	13,730	568
CB-HDT Holdings, Inc.	19,345	2,148	–	–	5,361	26,854	589
Collaborative Imaging Holdco, LLC	–	10,077	–	–	196	10,273	703
Conergy Asia Holdings, Ltd	4,832	664	–	–	(4,432)	1,064	68
Elah Holdings, Inc.	–	2,234	–	–	–	2,234	–
Iracore International Holdings, Ltd	9,602	–	–	–	(1,795)	7,807	380
Kawa Solar Holdings Limited	8,918	153	(664)	9	(350)	8,066	151
NTS Communications, Inc.	51,538	6,459	–	–	(2,440)	55,557	6,453
Prairie Provident Resources, Inc.	1,233	–	–	–	(729)	504	–
Total Non-Controlled Affiliates	$107,007	$277,964	$(255,340)	$9	$(3,551)	$126,089	$8,965
Total Affiliates	$219,673	$289,270	$(255,340)	$9	$(7,204)	$246,408	$21,306

(1)

Together with Cal Regents, the Company previously invested through the Senior Credit Fund. Although the Company owns more than 25% of the voting securities of the Senior Credit Fund, the Company does not believe that it had control over the Senior Credit Fund (other than for purposes of the Investment Company Act). See Note 4 “Investments”.

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2019 and December 31, 2018, there were $440 and $282, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS PMMC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments consisted of the following:

	June 30, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,052,748	$1,040,348	$738,626	$729,604
1st Lien/Last-Out Unitranche	108,551	101,214	114,004	106,879
2nd Lien/Senior Secured Debt	295,341	283,418	411,551	391,931
Unsecured Debt	7,047	7,047	6,711	6,697
Preferred Stock	41,851	47,758	16,851	21,534
Common Stock	67,885	53,925	37,815	22,343
Investment Funds & Vehicles(1)	–	–	100,000	96,456
Total Investments	$1,573,423	$1,533,710	$1,425,558	$1,375,444

(1)	Includes equity investment in the Senior Credit Fund as of December 31, 2018.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	9.2%	20.2%	11.5%	22.3%
Health Care Providers & Services	8.7	19.2	8.0	15.5
Internet Software & Services	6.7	14.9	5.2	10.0
Media	6.0	13.2	5.5	10.7
IT Services	5.3	11.8	4.8	9.4
Diversified Telecommunication Services	5.0	11.1	5.6	10.9
Health Care Technology	4.9	10.9	1.6	3.1
Health Care Equipment & Supplies	4.9	10.9	4.3	8.2
Commercial Services & Supplies	4.2	9.3	2.0	3.8
Chemicals	4.0	8.9	4.9	9.5
Distributors	3.8	8.4	5.8	11.2
Electronic Equipment, Instruments & Components	3.6	8.0	4.0	7.6
Real Estate Management & Development	3.4	7.5	0.9	1.8
Air Freight & Logistics	3.1	6.8	3.0	5.8
Aerospace & Defense	2.9	6.4	3.2	6.2
Diversified Financial Services	2.7	5.9	3.1	6.1
Professional Services	2.6	5.8	3.0	5.7
Road & Rail	2.5	5.5	2.2	4.3
Machinery	1.9	4.3	2.2	4.2
Diversified Consumer Services	1.9	4.1	–	–
Auto Components	1.7	3.7	2.0	3.8
Internet Catalog & Retail	1.7	3.7	1.5	3.0
Household Products	1.6	3.6	1.8	3.6
Transportation Infrastructure	1.4	3.1	–	–
Life Sciences Tools & Services	0.9	2.0	0.4	0.8
Textiles, Apparel & Luxury Goods	0.9	2.0	–	–
Leisure Equipment & Products	0.7	1.6	0.8	1.5
Energy Equipment & Services	0.6	1.4	0.6	1.1
Food Products	0.6	1.3	1.1	2.2
Beverages	0.5	1.2	0.6	1.2
Communications Equipment	0.5	1.1	–	–
Capital Markets	0.5	1.0	0.2	0.3
Hotels, Restaurants & Leisure	0.4	0.9	–	–
Containers & Packaging	0.4	0.8	0.4	0.9
Construction & Engineering	0.3	0.7	0.7	1.3
Oil, Gas & Consumable Fuels	–	–	–	0.1
Oil & Gas	–	–	–	–
Investment Funds & Vehicles	–	–	7.0	13.6
Specialty Retail	–	–	2.1	4.1
Total	100.0%	221.2%	100.0%	193.8%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2019	December 31, 2018
United States	95.5%	97.9%
Canada	2.8	–
Ireland	1.3	1.4
Germany	0.3	0.6
Singapore	0.1	0.1
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company invested together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose was to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents were responsible for sourcing the Senior Credit Fund’s investments. Each of the Company and Cal Regents had a 50% economic ownership in the Senior Credit Fund and each had subscribed to and has fully contributed $100,000. On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consisted of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) served as the facility agent, and State Street Bank and Trust Company served as the collateral agent. On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. On May 8, 2019, the Company and Cal Regents each contributed $125,555 to the Senior Credit Fund, which was used by the Senior Credit Fund to repay in full all outstanding indebtedness, including all accrued and unpaid interest and fees, under the Asset Based Facility and to fund certain other related expenses that the Senior Credit Fund expects to incur in connection with its dissolution. The Asset Based Facility was then terminated and all liens securing the collateral under the Asset Based Facility were released and terminated.

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by the Company included senior secured loans of $215,103 and $210,088 at amortized cost and at fair value, respectively and cash of $8,250. In addition the Company assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5,664, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by the Company have been included in the Company’s consolidated financial statements and notes thereto.

As of June 30, 2019, the Senior Credit Fund consisted of cash and cash equivalents, and other liabilities that represents an amount due to its members of approximately $3,058. The Company included $1,529 within Other Assets on the Consolidated Statement of Asset and Liabilities in respect of its pro rata portion of the amount due from the Senior Credit Fund to its members. After the satisfaction of all remaining liabilities and the distribution of any remaining assets, including the Company’s pro rata share of any interest payments from certain portfolio investments of the Senior Credit Fund, the Senior Credit Fund will be terminated.

As of December 31, 2018, the Senior Credit Fund had total investments at fair value of $451,801 and had an investment in a money market fund managed by an affiliate of Group Inc. with a total fair value of $5,292. As of December 31, 2018, the Senior Credit Fund had one portfolio company on non-accrual status. In addition, as of December 31, 2018, the Senior Credit Fund had ten portfolio companies with unfunded commitments totaling $17,114.

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	8.54%	L + 5.75%; 1.00% Floor	06/16/2023	$29,849	$29,533	$29,550
A Place For Mom, Inc.	Diversified Consumer Services	6.27%	L + 3.75%; 1.00% Floor	08/10/2024	17,865	17,849	17,865
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	7.05%	L + 4.25%	06/16/2025	8,827	8,785	8,705
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.93%	L + 4.25%	06/16/2025	2,129	826	804
Ansira Partners, Inc.	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	9,249	9,182	9,203
Ansira Partners, Inc.(1)	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	566	136	138
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	14,976	14,903	14,078
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	952	936	895
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.02%	L + 4.50%; 1.00% Floor	09/11/2023	14,660	14,555	14,367
Barbri, Inc.	Media	6.60%	L + 4.25%; 1.00% Floor	12/01/2023	12,486	12,434	12,174
CST Buyer Company	Diversified Consumer Services	7.52%	L + 5.00%; 1.00% Floor	03/01/2023	18,671	18,290	18,438
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(35)	(22)
DBRS Limited	Capital Markets	7.96%	L + 5.25%; 1.00% Floor	03/04/2022	11,550	11,490	11,377
DiscoverOrg, LLC(3)	Software	7.03%	L + 4.50%; 1.00% Floor	08/25/2023	7,900	7,868	7,861
Drilling Info Holdings, Inc.	Oil & Gas	6.77%	L + 4.25%	07/30/2025	17,001	16,920	16,895
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	1,460	(7)	(9)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	8,989	8,806	8,809
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,791	1,756	1,755
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,135	1,113	1,113
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,175	417	417
GH Holding Company	Real Estate Management & Development	7.02%	L + 4.50%	02/28/2023	14,888	14,824	14,813
GI Revelation Acquisition LLC	Internet Software & Services	7.52%	L + 5.00%	04/16/2025	9,459	9,415	9,281
GK Holdings, Inc.	IT Services	8.80%	L + 6.00%; 1.00% Floor	01/20/2021	17,280	17,232	15,725
GlobalTranz Enterprises, Inc.	Road & Rail	6.77%	L + 4.25%	06/29/2025	21,945	21,840	21,835
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4,000	–	(20)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	10,503	10,403	10,188
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	4,423	4,380	4,290
HC Group Holdings III, Inc.	Health Care Providers & Services	6.27%	L + 3.75%	04/07/2022	8,708	8,684	8,599
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	17,762	17,623	17,406
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	288	(2)	(6)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,867	(20)	(37)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.53%	L + 5.00%; 1.00% Floor	05/08/2022	$13,839	$13,774	$13,620
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.63%	L + 4.25%; 1.00% Floor	03/10/2021	9,212	9,122	9,212
Output Services Group, Inc.	Diversified Consumer Services	6.77%	L + 4.25%; 1.00% Floor	03/27/2024	6,978	6,951	6,751
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1,026	—	(33)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	6,542	6,528	6,526
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	1,878	1,874	1,874
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3,537	(8)	(9)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	11,265	10,283	9,350
Regulatory DataCorp, Inc.	Diversified Financial Services	7.02%	L + 4.50%; 1.00% Floor	09/21/2022	4,962	4,962	4,863
SciQuest, Inc.	Internet Software & Services	6.53%	L + 4.00%; 1.00% Floor	12/28/2024	19,850	19,763	19,453
SMS Systems Maintenance Services, Inc.	IT Services	7.52%	L + 5.00%; 1.00% Floor	10/30/2023	14,700	14,644	10,924
Stackpath, LLC	Internet Software & Services	7.59%	L + 5.00%; 1.00% Floor	02/03/2023	16,703	16,580	16,034
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13,685	13,589	13,138
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.52%	L + 5.00%; 1.00% Floor	05/14/2021	12,740	12,665	12,676
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	27,361	26,966	27,087
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	699	706

Total 1st Lien/Senior Secured Debt						438,528	428,659

1st Lien/Last-Out Unitranche (5)
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	8,010	7,861

Total 1st Lien/Last-Out Unitranche						8,010	7,861

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	10,500	10,370	10,421
GK Holdings, Inc.	IT Services	13.05%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,935	4,860

Total 2nd Lien/Senior Secured Debt						16,305	15,281

Total Corporate Debt						462,843	451,801

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			2.34%(6)		5,292,068	$5,292	$5,292

Total Investments in Affiliated Money Market Fund						5,292	5,292

TOTAL INVESTMENTS						$468,135	$457,093

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

PIK – Payment-In-Kind

Below is selected balance sheet information for the Senior Credit Fund as of December 31, 2018:

As of
December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$457,093
Cash and other assets	42,847
Total assets	$499,940

Debt (1)	$298,339
Other liabilities	8,689
Total liabilities	$307,028
Members’ equity	192,912
Total liabilities and Members’ equity	$499,940

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,161 as of December 31, 2018.

Below is selected statements of operations information for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019*	2018	2019*	2018
Selected Statements of Operations Information:
Total investment income	$3,608	$8,839	$12,804	$19,170

Expenses:
Interest and other debt expenses	$6,564	$3,874	$10,566	$7,250
Professional fees	251	298	449	412
Administration and custodian fees	49	98	147	195
Other expenses	12	9	19	29
Total expenses	$6,876	$4,279	$11,181	$7,886
Total Net Income	$(3,268)	$4,560	$1,623	$11,284

*	Senior Credit Fund dissolved effective May 8, 2019.

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured $778,484	Discounted cash flows: • Discount Rate	6.1% - 24.0% (10.2%)
Collateral analysis:
		• Recovery Rate	100.0%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$101,214	• Discount Rate	8.1% - 17.9% (11.7%)
Collateral analysis:
		• Recovery Rate	78.3% - 100.0% (81.0%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$197,397	• Discount Rate	9.8% - 13.3% (10.7%)
Comparable multiples:
		• EV/EBITDA(5)	4.2x - 7.2x (4.0x)
Collateral analysis:
		• Recovery Rate	89.6%
	Unsecured Debt	Discounted cash flows:
	$7,047	• Discount Rate	12.0% - 12.3% (12.2%)
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$47,758	• EV/Revenue	1.5x - 3.4x (1.2x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x - 16.5x (8.5x)
	Common Stock $53,679	Discounted cash flows:
		• Discount Rate	14.9% - 30.8% (24.4%)
Comparable multiples:
		• EV/Revenue	0.6x - 9.5x (7.0x)
Comparable multiples:
		• EV/EBITDA(5)	3.6x - 15.2x (7.6x)

(1)

Included within Level 3 assets of $1,374,272 is an amount of $188,693 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$75,421	$964,927	$1,040,348
1st Lien/Last-Out Unitranche	–	–	101,214	101,214
2nd Lien/Senior Secured Debt	–	83,771	199,647	283,418
Unsecured Debt	–	–	7,047	7,047
Preferred Stock	–	–	47,758	47,758
Common Stock	246	–	53,679	53,925
Total assets	$246	$159,192	$1,374,272	$1,533,710

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset) (1)	$–	$122	$–	$122
Total	$–	$122	$–	$122

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$18,400	$711,204	$729,604
1st Lien/Last-Out Unitranche	–	–	106,879	106,879
2nd Lien/Senior Secured Debt	–	43,190	348,741	391,931
Unsecured Debt	–	–	6,697	6,697
Preferred Stock	–	–	21,534	21,534
Common Stock	–	504	21,839	22,343
Subtotal	$–	$62,094	$1,216,894	$1,278,988
Investments measured at NAV(1)				96,456
Total assets				$1,375,444

(1) Includes equity investment in the Senior Credit Fund.

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset) (1)	$–	$89	$–	$89
Total	$–	$89	$–	$89

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2019
1st Lien/Senior Secured Debt	$711,204	$385,560	$(7)	$(2,265)	$(134,043)	$4,478	$–	$–	$964,927
1st Lien/Last-Out Unitranche	106,879	406	113	(212)	(6,089)	117	–	–	101,214
2nd Lien/Senior Secured Debt	348,741	4,054	(33,239)	13,332	(94,735)	1,262	–	(39,768)	199,647
Unsecured Debt	6,697	336	–	14	–	–	–	–	7,047
Preferred Stock	21,534	25,000	–	1,224	–	–	–	–	47,758
Common Stock	21,839	30,069	–	1,771	–	–	–	–	53,679
Total assets	$1,216,894	$445,425	$(33,133)	$13,864	$(234,867)	$5,857	$–	$(39,768)	$1,374,272

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2019 totaled $(1,637) consisting of the following: 1st Lien/Senior Secured Debt $(2,187), 1st Lien/Last-Out Unitranche $(244), 2nd Lien/Senior Secured Debt $(2,214), Unsecured Debt $14, Preferred Stock $1,224 and Common Stock $1,770.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2019 and December 31, 2018 was $154,892 and $151,125, respectively, based on broker quotes received by the Company.

6.	DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 182% and 206%, respectively.

The Company’s outstanding debt as of June 30, 2019 and December 31, 2018 was as follows:

	As of
	June 30, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$103,023	$692,327	$695,000	$186,049	$509,419
Convertible Notes(3)	155,000	–	150,493	155,000	–	149,682
Total Debt	$950,000	$103,023	$842,820	$850,000	$186,049	$659,101

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of June 30, 2019, the Company had outstanding borrowings denominated in USD of $653,950 and in Euros (EUR) of EUR 33,750. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $470,750 and in Euros (EUR) of EUR 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $3,260 and OID net of accretion of $1,247 as of June 30, 2019, and net of unamortized debt issuance costs of $3,862 and OID net of accretion of $1,456 as of December 31, 2018.

(4)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2019 and the year ended December 31, 2018 was 4.42% and 4.10% respectively.

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

Costs of $12,093 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2019 and December 31, 2018, deferred financing costs were $5,153 and $5,436, respectively.

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Borrowing interest expense	$6,827	$4,058	$12,607	$7,729
Facility fees	163	272	350	499
Amortization of financing costs	359	330	698	644
Total	$7,349	$4,660	$13,655	$8,872
Weighted average interest rate	4.39%	3.99%	4.39%	3.81%
Average outstanding balance	$623,288	$408,341	$579,225	$409,369

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

As of June 30, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes were as follows:

	June 30, 2019	December 31, 2018
Principal amount of debt	$155,000	$155,000
OID, net of accretion	1,247	1,456
Unamortized debt issuance costs	3,260	3,862
Carrying value	$150,493	$149,682
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.77%	4.76%

For the three and six months ended June 30, 2019 and 2018, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Borrowing interest expense	$1,744	$1,294	$3,488	$2,588
Accretion of OID	105	32	209	64
Amortization of debt issuance costs	303	187	602	372
Total	$2,152	$1,513	$4,299	$3,024

7.	DERIVATIVES

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

For the three and six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,839 and $3,152, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of June 30, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$122	$–	$122	$–	$122
Total	$122	$–	$122	$–	$122

(1)	Amount excludes excess cash collateral paid.
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

For the three and six months ended June 30, 2019 and 2018, the effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gain (loss) on foreign currency forward contracts	$34	$–	$52	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(45)	–	33	–
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(11)	$–	$85	$–

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)(3)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)(3)
1st Lien/Senior Secured Debt
Legacy Buyer Corp.	10/24/2019	$2,500	$–	10/24/2019	$2,500	$–
VRC Companies, LLC	1/28/2020	687	(7)	–	–	–
Output Services Group, Inc.	03/27/2020	513	(54)	–	–	–
Ansira Partners, Inc.	04/16/2020	96	–	–	–	–
Businessolver.com, Inc.	5/15/2020	847	(17)	5/15/2020	1,398	(28)
GlobalTranz Enterprises LLC	05/15/2020	1,992	(75)	–	–	–
SPay, Inc.	6/15/2020	5,339	(187)	6/15/2020	5,663	(143)
Hygiena Borrower LLC	6/29/2020	715	(14)	6/29/2020	567	(11)
Drilling Info Holdings, Inc.	07/30/2020	34	–	–	–	–
Gastro Health, LLC	9/4/2020	1,872	(37)	9/04/2020	5,062	(102)
Diligent Corporation	12/19/2020	8,104	(81)	12/19/2020	9,590	(120)
Pathway Vet Alliance LLC	12/21/2020	899	(9)	–	–	–
Brillio, LLC	2/6/2021	1,510	(15)	–	–	–
CorePower Yoga LLC	05/14/2021	2,258	(34)	–	–	–
Elemica, Inc.	7/7/2021	1,200	(6)	7/7/2021	6,000	(75)
Associations, Inc.	7/30/2021	1,241	(12)	7/30/2021	1,892	(19)
Netvoyage Corporation	3/24/2022	654	(8)	3/24/2022	654	(8)
VRC Companies, LLC	3/31/2022	382	(4)	3/31/2022	86	(1)
Diligent Corporation	4/14/2022	156	(2)	4/14/2022	780	(10)
Continuum Managed Services LLC	6/8/2022	2,220	–	6/8/2022	2,220	(44)
DDS USA Holding, Inc.	6/30/2022	1,079	(8)	6/30/2022	1,079	(8)
Xactly Corporation	7/29/2022	1,697	(21)	7/29/2022	1,697	(25)
Hygiena Borrower LLC	8/26/2022	1,313	(26)	8/26/2022	380	(8)
Lithium Technologies, Inc.	10/3/2022	2,684	(47)	10/3/2022	2,684	(54)
Datto, Inc.	–	–	–	12/7/2022	2,492	(19)
CST Buyer Company	03/01/2023	900	(5)	–	–	–
Businessolver.com, Inc.	5/15/2023	1,380	(28)	5/15/2023	941	(19)
Integral Ad Science, Inc.	7/19/2023	1,815	(32)	7/19/2023	1,815	(36)
FWR Holding Corporation	8/21/2023	279	(3)	–	–	–
Picture Head Midco LLC	–	–	–	8/31/2023	1,760	(36)
Gastro Health, LLC	9/4/2023	2,000	(40)	9/4/2023	2,000	(40)
Empirix, Inc.	9/25/2023	1,300	(52)	9/25/2023	1,300	(23)
SPay, Inc.	6/17/2024	380	(13)	6/17/2024	304	(8)
Associations, Inc.	7/30/2024	587	(6)	7/30/2024	587	(6)
Fenergo Finance 3 Limited(3)	9/5/2024	1,706	(59)	9/5/2024	1,744	(59)
Fenergo Finance 3 Limited	9/5/2024	1,182	(12)	9/5/2024	1,182	(24)
iCIMS, Inc.	9/12/2024	1,868	(37)	9/12/2024	1,868	(37)
MMIT Holdings	11/15/2024	3,188	(64)	11/15/2024	2,550	(51)
Wrike, Inc.	12/31/2024	1,600	(32)	12/31/2024	1,600	(32)
Apptio, Inc.	1/10/2025	2,225	(45)	1/10/2025	2,180	–
Mailgun Technologies, Inc.	3/26/2025	1,530	(31)	–	–	–
Internet Truckstop Group	4/2/2025	1,800	(45)	–	–	–
PlanSource Holdings, Inc.	4/22/2025	3,142	(63)	–	–	–
CorePower Yoga LLC	05/14/2025	678	(10)	–	–	–
Wolfpack IP Co.	06/13/2025	3,169	(63)	–	–	–
Riverpoint Medical, LLC	06/23/2025	1,644	(16)	–	–	–
VRC Companies, LLC	–	–	–	9/27/2019	872	(9)
Picture Head Midco LLC	–	–	–	3/31/2019	2,540	(51)
Diligent Corporation	–	–	–	8/3/2020	247	(3)
Apptio, Inc.	–	–	–	1/10/2025	26,162	–
Total 1st Lien/Senior Secured Debt		72,365	(1,320)		94,396	(1,109)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$583	$(10)	6/29/2020	$577	$(10)
Genesis Acquisition Co.	7/31/2020	1,800	(50)	7/31/2020	1,777	(49)
Total 2nd Lien/Senior Secured Debt		2,383	(60)		2,354	(59)
Total		$74,748	$(1,380)		$96,750	$(1,168)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.
(3)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2019 and December 31, 2018.

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

Equity Issuances

There were no sales of the Company’s common stock during the six months ended June 30, 2019 and 2018.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
February 20, 2019	March 29, 2019	April 15, 2019	$0.45
May 7, 2019	June 28, 2019	July 15, 2019	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2019 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2018 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator for basic and diluted earnings per share—increase in net assets resulting from operations	$16,130	$17,467	$18,345	$35,918
Denominator for basic and diluted earnings per share—weighted average shares outstanding	40,297,090	40,171,957	40,279,173	40,161,297
Basic and diluted earnings per share	$0.40	$0.43	$0.46	$0.89

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2019 and 2018 was less than the conversion price for the Convertible Notes outstanding as of June 30, 2019 and 2018, respectively. Therefore, for the three and six months ended June 30, 2019 and 2018, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Per Share Data:(1)
NAV, beginning of period	$17.65	$18.09
Net investment income	1.03	0.97
Net realized and unrealized gains (losses) (2)	(0.57)	(0.07)
Income tax provision, realized and unrealized gains	-	(0.01)

Net increase (decrease) in net assets resulting from operations	0.46	0.89

Distributions declared from net investment income(3)	(0.90)	(0.90)

Total increase (decrease) in net assets	(0.44)	(0.01)

NAV, end of period	$17.21	$18.08

Market price, end of period	$19.67	$20.48
Shares outstanding, end of period	40,302,522	40,175,405
Weighted average shares outstanding	40,279,173	40,161,297
Total return based on NAV(4)	2.15%	4.63%
Total return based on market value(5)	12.12%	(3.33)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$693,427	$726,486
Ratio of net expenses to average net assets(6)	9.61%	9.26%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.09%	3.45%
Ratio of interest and other debt expenses to average net assets(7)	5.18%	3.30%
Ratio of incentive fees to average net assets(7)	1.34%	2.51%
Ratio of total expenses to average net assets(6)	9.61%	9.26%
Ratio of net investment income (loss) to average net assets(6)(8)	12.03%	10.93%
Average debt outstanding	$734,225	$524,369
Average debt per share(9)	$18.23	$13.06
Portfolio turnover	19%	11%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

On July 30, 2019, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 15, 2019 to holders of record as of September 30, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2019, we originated more than $3.36 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including GS PMMC, GS PMMC II and GS MMLC, collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with our investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including those relating to:

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

•	interest payable on debt, if any, incurred to finance our investments;

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our shares;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;

•	costs of holding stockholder meetings;

•	listing fees;

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of senior securities was 182% and 206%, respectively.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2019 and December 31, 2018, our portfolio consisted of the following:

	As of
	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$1,052.75	$1,040.35	67.8%	$738.63	$729.60	53.0%
First Lien/Last-Out Unitranche	108.55	101.21	6.6	114.00	106.88	7.8
Second Lien/Senior Secured Debt	295.34	283.42	18.5	411.55	391.93	28.5
Unsecured Debt	7.05	7.05	0.5	6.71	6.70	0.5
Preferred Stock	41.85	47.76	3.1	16.85	21.53	1.6
Common Stock	67.88	53.92	3.5	37.82	22.34	1.6
Investment Funds & Vehicles	–	–	–	100.00	96.46	7.0

Total Investments	$1,573.42	$1,533.71	100.0%	$1,425.56	$1,375.44	100.0%

As of June 30, 2019 and December 31, 2018, the weighted average yield by asset type of our total portfolio at amortized cost and fair value, was as follows:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.2%	9.7%	10.4%	11.0%
First Lien/Last-Out Unitranche(2) (3)	5.8	6.4	6.0	6.5
Second Lien/Senior Secured Debt(2)	10.9	12.8	9.7	10.4
Unsecured Debt(2)	11.7	11.7	11.7	11.9
Preferred Stock(4)	–	–	–	–
Common Stock(4)	–	–	–	–
Investment Funds & Vehicles	–	–	11.2 (5)	11.4 (5)
Total Portfolio	8.7%	9.4%	9.5%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of June 30, 2019, the total portfolio weighted average yield measured at amortized cost and fair value was 8.7% and 9.4%, respectively, which decreased from 9.5% and 10.1%, respectively, at December 31, 2018. The decrease in weighted average yield at amortized cost and fair value was primarily driven by the receipt of our pro rata portion of senior secured loans from the liquidation and dissolution of the Senior Credit Fund. As of June 30, 2019, the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.6% and 9.1%, respectively. In addition, the increase in the second lien/senior secured debt weighted average yield at amortized cost and fair value was primarily driven by the exchange of our second lien investment in ASC Acquisition Holdings, LLC for preferred and common equity.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Number of portfolio companies	101	72	(1)
Percentage of performing debt bearing a floating rate(2)	96.8%	96.6%
Percentage of performing debt bearing a fixed rate(2)(3)	3.2%	3.4%
Weighted average yield on debt and income producing investments, at amortized cost(4)	9.8%	10.9%
Weighted average yield on debt and income producing investments, at fair value(4)	10.5%	11.3%
Weighted average leverage (net debt/EBITDA)(5)	5.5x	5.6x
Weighted average interest coverage(5)	2.3x	2.2x
Median EBITDA(5)	$35.90 million	$26.87 million

(1)

Includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies previously held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC—Selected Financial Data.”

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

(5)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. The weighted average net debt to EBITDA calculation for the Company as of December 31, 2018 includes its exposure to underlying debt investments in the Senior Credit Fund.

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

Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund (as of December 31, 2018) and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 18.4% and 18.3%, respectively, of total debt investments, including, as of December 31, 2018, our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$180.67	11.8%	$87.76	6.4%
Grade 2	1,236.98	80.6	1,138.12	82.8
Grade 3	62.57	4.1	60.93	4.4
Grade 4	53.49	3.5	88.63	6.4

Total Investments	$1,533.71	100.0%	$1,375.44	100.0%

The increase in investments with a grade 1 investment performance rating as of June 30, 2019 compared to December 31, 2018 was primarily driven by investments with an aggregate fair value of $169.47 million being upgraded due to potential exits, partially offset by the repayment of two investments with a fair value of $81.26 million as of December 31, 2018.

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,511.64	96.1%	$1,306.55	91.7%
Non-accrual	61.78	3.9	119.01	8.3

Total Investments	$1,573.42	100.0%	$1,425.56	100.0%

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

The following table shows our investment activity for the three months ended June 30, 2019 and 2018 by investment type:

	For the Three Months Ended
	June 30, 2019	June 30, 2018
	($ in millions)
New investments committed at cost:
Gross originations	$117.33	$92.61
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$117.33	$92.61
Amount of investments committed at cost(2)(12):
First Lien/Senior Secured Debt	$117.33	$72.02
First Lien/Last-Out Unitranche	–	6.78
Second Lien/Senior Secured Debt	–	8.27
Unsecured Debt	–	0.10
Preferred Stock	–	3.20
Common Stock	–	2.24
Investment Funds & Vehicles	–	–

Total	$117.33	$92.61

Proceeds from investments sold or repaid(10)(12):
First Lien/Senior Secured Debt	$151.09	$6.44
First Lien/Last-Out Unitranche	0.04	44.00
Second Lien/Senior Secured Debt	3.48	29.16
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$154.61	$79.60

Net increase (decrease) in portfolio	$(37.28)	$13.01

Number of new portfolio companies with new investment commitments(3)	5	7
Total new investment commitment amount in new portfolio companies(3)	$94.09	$85.73
Average new investment commitment amount in new portfolio companies(3)	$18.82	$12.25
Number of existing portfolio companies with new investment commitments(3)	7	4
Total new investment commitment amount in existing portfolio companies(3)	$23.24	$6.87
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.7	5.5
Percentage of new debt investment commitments at floating interest rates(3)(11)	100.0%	94.7%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(11)	0.0%	5.3%
Weighted average yield on new debt and income producing investment commitments(2)(3)	8.9%	9.5%
Weighted average yield on new investment commitments(2)(3)	8.9%	8.9%
Weighted average yield on debt and income producing investments sold or paid down(10)	10.4%	11.6%
Weighted average yield on investments sold or paid down(10)	10.4%	11.6%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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
(12)

In May 2019, in connection with the effective liquidation and dissolution of the Senior Credit Fund, we received our pro rata portion of senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and assumed our pro rata portion of unfunded loan commitments totaling $5.66 million. The senior secured loans received consisted of 48 investments in 30 portfolio companies. As of June 30, 2019 the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.6% and 9.1%, respectively. The impact of this transaction is excluded from the information presented in the table. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)
Total investment income	$38.40	$37.24	$74.94	$72.78
Net expenses	(18.86)	(16.77)	(32.68)	(33.29)

Net investment income (loss) before taxes	19.54	20.47	42.26	39.49
Income tax expense, including excise tax	(0.45)	(0.31)	(0.89)	(0.59)

Net investment income (loss) after taxes	19.09	20.16	41.37	38.90
Net realized gain (loss) on investments	(9.24)	0.10	(33.97)	1.78
Net realized gain (loss) on foreign currency transactions	0.02	–	0.04	–
Net unrealized appreciation (depreciation) on investments	6.84	(2.79)	10.40	(4.31)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(0.55)	–	0.33	–
Income tax provision, realized gain	0.12	–	0.12	(0.45)
Income tax provision, unrealized gain	(0.15)	–	0.05	–

Net increase in net assets resulting from operations	$16.13	$17.47	$18.34	$35.92

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)
Interest	$35.35	$31.89	$67.54	$62.06
Dividend income	1.05	2.21	3.54	5.02
Payment-in-kind	1.12	2.39	2.32	4.71
Other income	0.88	0.75	1.54	0.99

Total investment income	$38.40	$37.24	$74.94	$72.78

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $31.89 million for the three months ended June 30, 2018 to $35.35 million for the three months ended June 30, 2019. The increase is primarily due to an increase in recurring interest income due to an increase in the size of our portfolio and earning exit fees on certain investments. Included in interest for the three months ended June 30, 2019 and 2018 is $1.07 million and $1.39 million, respectively, in prepayment premiums and $1.66 million and $0.51 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.92 million and $0.00 million, respectively, for exit fees on investments.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $62.06 million for the six months ended June 30, 2018 to $67.54 million for the six months ended June 30, 2019. The increase is primarily due to an increase in recurring interest income due to an increase in the size of our portfolio and earning exit fees on certain investments. Included in interest for the six months ended June 30, 2019 and 2018 is $1.71 million and $1.87 million, respectively, in prepayment premiums and $2.70 million and $1.34 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $1.80 million and $0.00 million, respectively, for exit fees on investments.

Dividend income

Dividend income decreased from $2.21 million for the three months ended June 30, 2018 to $1.05 million for the three months ended June 30, 2019 and decreased from $5.02 million for the six months ended June 30, 2018 to $3.54 million for the six months ended June 30, 2019. The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

PIK income from investments decreased from $2.39 million for the three months ended June 30, 2018 to $1.12 million for the three months ended June 30, 2019. The decrease is primarily driven by one investment in NTS Communication, Inc. being on non-accrual status.

PIK income from investments decreased from $4.71 million for the six months ended June 30, 2018 to $2.32 million for the six months ended June 30, 2019. The decrease is primarily driven by one investment in NTS Communication, Inc. being on non-accrual status.

Other income

Other income for the three months ended June 30, 2019 remained relatively consistent as compared to the three months ended June 30, 2018.

Other income increased from $0.99 million for the six months ended June 30, 2018 to $1.54 million for the six months ended June 30, 2019. The increase was primarily driven by an increase in amendment fee income earned on certain investments and the increase in administrative agent fees earned as a result of increase in size of our portfolio.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)
Interest and other debt expenses	$9.50	$6.17	$17.95	$11.90
Management fees	3.74	4.48	7.28	9.28
Incentive fees	4.14	4.34	4.64	9.02
Professional fees	0.69	1.06	1.33	1.73
Administration, custodian and transfer agent fees	0.24	0.23	0.48	0.46
Directors’ fees	0.11	0.12	0.23	0.22
Other expenses	0.44	0.37	0.77	0.68

Total Expenses	$18.86	$16.77	$32.68	$33.29

Interest and other debt expenses

Interest and other debt expenses increased from $6.17 million for the three months ended June 30, 2018 to $9.50 million for the three months ended June 30, 2019. The increase was primarily driven by the increase in weighted average interest rate for the Revolving Credit Facility from 3.99% to 4.39% and the increase in average daily borrowings under the Revolving Credit Facility from $408.34 to $623.29 million. In addition, costs associated with the Convertible Notes increased from $1.51 million for the three months ended June 30, 2018 to $2.15 million for the three months ended June 30, 2019. The increase was primarily driven by the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Interest and other debt expenses increased from $11.90 million for the six months ended June 30, 2018 to $17.95 million for the six months ended June 30, 2019. The increase was primarily driven by the increase in weighted average interest rate for the Revolving Credit Facility from 3.81% to 4.39% and the increase in average daily borrowings under the Revolving Credit Facility from $409.37 to $579.23 million. In addition, costs associated with the Convertible Notes increased from $3.02 million for the six months ended June 30, 2018 to $4.30 million for the six months ended June 30, 2019. The increase was primarily driven by the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Management Fees and Incentive Fees

Management fees decreased from $4.48 million for the three months ended June 30, 2018 to $3.74 million for the three months ended June 30, 2019. The decrease was primarily driven by the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive fees for the three months ended June 30, 2019 remained relatively consistent as compared to the three months ended June 30, 2018.

Management fees decreased from $9.28 million for the six months ended June 30, 2018 to $7.28 million for the six months ended June 30, 2019. The decrease was primarily driven by the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive fees decreased from $9.02 million for the six months ended June 30, 2018 to $4.64 million for the six months ended June 30, 2019. The decrease was primarily driven by net capital losses on certain portfolio companies.

Professional fees and other general and administrative expenses

Professional fees decreased from $1.06 million for the three months ended June 30, 2018 to $0.69 million for the three months ended June 30, 2019. The decrease was primarily driven by a decrease in legal fees.

Professional fees decreased from $1.73 million for the six months ended June 30, 2018 to $1.33 million for the six months ended June 30, 2019. The decrease was primarily driven by a decrease in legal fees.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)		(in millions)
ASC Acquisition Holdings, LLC	$–	$0.10	$(24.72)	$–
Country Fresh Holding Company Inc.	(8.41)	–	(8.41)	–
Senior Credit Fund, LLC	(0.67)	–	(0.67)	–
Global Tel*Link Corporation	–	–	–	0.24
P2 Upstream Acquisition Co.	(0.08)	–	(0.08)	(0.02)
Kawa Solar Holdings Limited	–	–	–	0.01
myON, LLC	–	–	–	1.55
Other, net	(0.08)	–	(0.09)	–

Net realized gain (loss)	$(9.24)	$0.10	$(33.97)	$1.78

For the three and six months ended June 30, 2019, net realized losses were primarily driven by our investments in two portfolio companies. In February 2019, our first lien/last-out unitranche debt and second lien debt investment in ASC Acquisition Holdings, LLC was exchanged for preferred and common equity, which resulted in a realized loss of $24.72 million. In addition, in April 2019, our second lien debt investment in Country Fresh Holding Company Inc. was exchanged for common equity, which resulted in a realized loss of $8.41 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.45 million for the six months ended June 30, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Unrealized appreciation	$25.37	$7.50	$31.04	$7.28
Unrealized depreciation	(18.53)	(10.30)	(20.64)	(11.59)

Net change in unrealized appreciation (depreciation) on investments	$6.84	$(2.80)	$10.40	$(4.31)

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	($ in millions)
Portfolio Company:
Country Fresh Holding Company Inc.	$8.29	$1.43
Senior Credit Fund, LLC	4.07	3.54
CB-HDT Holdings, Inc.	3.74	0.29
Iracore International Holdings, Inc.	1.57	1.94
Artesyn Embedded Technologies, Inc.	1.55	1.90
Other, net(1)	0.07	0.43
ASC Acquisition Holdings, LLC	-	14.57
MPI Products LLC	(1.47)	(1.61)
Bolttech Mannings, Inc.	(1.59)	(1.97)
GK Holdings, Inc.	(2.25)	(2.25)
SMS Systems Maintenance Services, Inc.	(2.29)	(2.29)
Zep Inc.	(4.85)	(5.58)

Total	$6.84	$10.40

(1)

For the three and six months ended June 30, 2019 other, net includes gross unrealized appreciation of $6.15 million and $7.37 million, respectively, and gross unrealized depreciation of $(6.08) million and $(6.94) million, respectively.

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	($ in millions)
Portfolio Company:
CB-HDT Holdings, Inc.	$2.55	$2.11
NTS Communications, Inc.	1.23	0.80
MedPlast Holdings, Inc.	1.01	0.97
Conergy Asia & ME Pte. LTD.	1.01	0.87
Legacy Buyer Corp.	0.36	0.33
US Med Acquisition, Inc.	(0.02)	(0.57)
Avenue Stores, LLC	(0.04)	(0.53)
Bolttech Mannings, Inc.	(0.06)	(1.29)
Zep Inc.	(0.37)	(0.32)
ASC Acquisition Holdings, LLC	(0.60)	(0.38)
Kawa Solar Holdings Limited	(0.72)	(0.57)
Senior Credit Fund, LLC	(0.76)	0.24
Other, net(1)	(1.09)	(0.67)
Conergy Asia Holdings, Ltd.	(5.30)	(5.30)

Total	$(2.80)	$(4.31)

(1)

For the three and six months ended June 30, 2018 other, net includes gross unrealized appreciation of $1.34 million and $1.95 million, respectively, and gross unrealized depreciation of $(2.43) million and $(2.62) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2019 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exchange with ASC Acquisition Holdings, LLC., Country Fresh Holding Company Inc. and the liquidation and dissolution of the Senior Credit Fund. The net change was offset by the unrealized depreciation in Zep, Inc., which was due to financial underperformance. Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2018 was primarily driven by the unrealized depreciation in Conergy Asia Holdings, Ltd. due to its capital condition.

SENIOR CREDIT FUND, LLC

Overview

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invested together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose was to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of us and Cal Regents were responsible for sourcing the Senior Credit Fund’s investments. Each of us and Cal Regents had a 50% economic ownership in the Senior Credit Fund and each had subscribed to and has fully contributed $100.00 million. On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consisted of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch (“Natixis”) served as the facility agent, and State Street Bank and Trust Company served as the collateral agent. On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. On May 8, 2019, we and Cal Regents each contributed $125.56 million to the Senior Credit Fund, which was used by the Senior Credit Fund to repay in full all outstanding indebtedness, including all accrued and unpaid interest and fees, under the Asset Based Facility and to fund certain other related expenses that the Senior Credit Fund expects to incur in connection with its dissolution. The Asset Based Facility was then terminated and all liens securing the collateral under the Asset Based Facility were released and terminated.

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by us included senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and cash of $8.25 million. In addition we assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5.66 million, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by us have been included in our consolidated financial statements and notes thereto.

As of June 30, 2019, the Senior Credit Fund consisted of cash and cash equivalents, and other liabilities that represents an amount due to its members of approximately $3.06 million. We included $1.53 million within Other Assets on the Consolidated Statement of Asset and Liabilities in respect of our pro rata portion of the amount due from the Senior Credit Fund to its members. After the satisfaction of all remaining liabilities and the distribution of any remaining assets, including our pro rata share of any interest payments from certain portfolio investments of the Senior Credit Fund, the Senior Credit Fund will be terminated.

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

1st Lien/Last-Out Unitranche(5)
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

PIK – Payment-In-Kind

Below is certain summarized balance sheet information for the Senior Credit Fund as of December 31, 2018:

December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$457.09
Cash and other assets	42.85

Total assets	$499.94

Debt(1)	$298.34
Other liabilities	8.69

Total liabilities	$307.03

Members’ equity	$192.91

Total liabilities and Members’ equity	$499.94

(1)	Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of December 31, 2018, which were in the amount of $2.16 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019*	June 30, 2018	June 30, 2019*	June 30, 2018
Selected Statements of Operations Information:
Total investment income	$3.61	$8.84	$12.80	$19.17

Expenses:
Interest and other debt expenses	$6.56	$3.87	$10.57	$7.25
Professional fees	0.25	0.30	0.45	0.41
Administration and custodian fees	0.05	0.10	0.15	0.20
Other expenses	0.02	0.01	0.01	0.03

Total expenses	$6.88	$4.28	$11.18	$7.89

Total net income	$(3.27)	$4.56	$1.62	$11.28

*	Senior Credit Fund dissolved effective May 8, 2019.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of senior securities was 182% and 206%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2019, we had cash of approximately $10.12 million, an increase of $4.01 million from December 31, 2018. Cash used by operating activities for the six months ended June 30, 2019 was approximately $(143.77) million, primarily driven by purchases of investments of $417.14 million, offset by proceeds from sales and repayments of $243.90 million and increase in net assets resulting from operations of $18.35 million. Cash provided by financing activities for the six months ended June 30, 2019 was approximately $147.78 million, primarily driven by borrowing of debt of $358.91 million, offset by repayments on debt of $176.00 million, and distributions paid of $34.78 million.

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

Equity Issuances

There were no sales of our common stock during the six months ended June 30, 2019 and 2018.

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

Repurchases of our common stock under the New Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2019 and 2018, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the six months ended June 30, 2019 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306

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

The following table shows our contractual obligations as of June 30, 2019:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$653.95	$–	$–	$653.95	$–
Revolving Credit Facility	€33.75	€–	€–	€33.75	€–
Convertible Notes	$155.00	$–	$155.00	$–	$–

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

As of June 30, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$72.37	$94.40
Second Lien/Senior Secured Debt	2.38	2.35

Total	$74.75	$96.75

RECENT DEVELOPMENTS

On July 30, 2019, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 15, 2019 to holders of record as of September 30, 2019.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2019, we had certain investments held in three portfolio companies on non-accrual status, which represented 3.9% and 3.5% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, we had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments at amortized cost and at fair value, respectively.

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

As of June 30, 2019 and December 31, 2018, on a fair value basis, approximately 3.2% and 3.4%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 96.8% and 96.6%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$34.60	$(19.44)	$15.16
Up 200 basis points	23.06	(12.96)	10.10
Up 100 basis points	11.53	(6.48)	5.05
Up 75 basis points	8.65	(4.86)	3.79
Up 50 basis points	5.77	(3.24)	2.53
Up 25 basis points	2.88	(1.62)	1.26
Down 25 basis points	(2.88)	1.62	(1.26)
Down 50 basis points	(5.77)	3.24	(2.53)
Down 75 basis points	(8.65)	4.86	(3.79)
Down 100 basis points	(11.53)	6.48	(5.05)
Down 200 basis points	(16.49)	12.96	(3.53)
Down 300 basis points	(16.90)	15.54	(1.36)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

GOLDMAN SACHS BDC, INC.

Date: August 1, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 1, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)