Form 10-Q
period 2019-09-30
Goldman Sachs BDC, Inc.
filed 2019-11-07
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 7, 2019 was 40,367,071.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,309,829 and $1,155,641, respectively)	$1,279,441	$1,129,036
Non-controlled affiliated investments (cost of $77,073 and $143,700, respectively)	71,379	126,089
Controlled affiliated investments (cost of $87,500 and $126,217, respectively)	79,335	120,319
Cash	11,102	6,113
Receivable for investments sold	94	47
Unrealized appreciation on foreign currency forward contracts	179	89
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,575	6,969
Dividend receivable from controlled affiliated investments	–	2,550
Deferred financing costs	4,790	5,436
Deferred offering costs	248	165
Other assets	566	163

Total assets	$1,454,709	$1,396,976

Liabilities

Debt (net of debt issuance costs of $4,094 and $5,318, respectively)	$727,742	$659,101
Interest and other debt expenses payable	3,987	2,428
Management fees payable	3,766	3,434
Incentive fees payable	2,339	–
Distribution payable	18,152	18,102
Payable for investments purchased	10,830	–
Directors’ fees payable	109	–
Accrued offering costs	39	2
Accrued expenses and other liabilities	2,906	4,017

Total liabilities	$769,870	$687,084

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,337,930 and 40,227,625 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	40	40
Paid-in capital in excess of par	804,326	802,216
Distributable earnings	(118,106)	(90,943)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$684,839	$709,892

TOTAL LIABILITIES AND NET ASSETS	$1,454,709	$1,396,976

Net asset value per share	$16.98	$17.65

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$34,246	$30,322	$100,528	$91,340
Payment-in-kind	284	672	760	672
Other income	499	508	2,020	1,481

Total investment income from non-controlled/non-affiliated investments	35,029	31,502	103,308	93,493
From non-controlled affiliated investments:
Payment-in-kind	181	2,028	926	5,931
Interest income	871	889	2,065	1,936
Dividend income	58	86	143	103
Other income	18	11	40	26

Total investment income from non-controlled affiliated investments	1,128	3,014	3,174	7,996
From controlled affiliated investments:
Payment-in-kind	594	467	1,694	1,273
Interest income	105	–	168	–
Dividend income	–	3,000	3,450	8,000

Total investment income from controlled affiliated investments	699	3,467	5,312	9,273

Total investment income	$36,856	$37,983	$111,794	$110,762

Expenses:
Interest and other debt expenses	$9,896	$6,432	$27,850	$18,328
Management fees	3,766	3,255	11,044	12,537
Incentive fees	2,339	4,962	6,976	13,988
Professional fees	735	580	2,066	2,308
Administration, custodian and transfer agent fees	249	230	728	693
Directors’ fees	117	118	344	336
Other expenses	323	412	1,092	1,091

Total expenses	$17,425	$15,989	$50,100	$49,281

NET INVESTMENT INCOME BEFORE TAXES	$19,431	$21,994	$61,694	$61,481

Income tax expense, including excise tax	$459	$428	$1,350	$1,017

NET INVESTMENT INCOME AFTER TAXES	$18,972	$21,566	$60,344	$60,464

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$22	$(1)	$(33,270)	$1,766
Non-controlled affiliated investments	(7,217)	–	(7,217)	9
Controlled affiliated investments	12	–	(661)	–
Foreign currency forward contracts	39	–	91	–
Foreign currency transactions	(12)	(182)	(28)	(182)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(9,554)	(1,985)	(3,783)	(2,769)
Non-controlled affiliated investments	8,833	75	11,917	(2,402)
Controlled affiliated investments	(3,813)	(481)	(2,267)	(1,530)
Foreign currency forward contracts	57	2	90	2
Foreign currency translations	1,561	171	1,856	171

Net realized and unrealized gains (losses)	$(10,072)	$(2,401)	$(33,272)	$(4,935)

(Provision) benefit for taxes on realized gain/loss on investments	–	–	121	(446)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	–	(146)	52	(146)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,900	$19,019	$27,245	$54,937

Net investment income per share (basic and diluted)	$0.47	$0.54	$1.50	$1.51
Earnings per share (basic and diluted)	$0.22	$0.47	$0.68	$1.37
Weighted average shares outstanding	40,332,542	40,192,683	40,297,158	40,171,874

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net assets at beginning of period	$693,427	$726,486	$709,892	$725,830
Increase (decrease) in net assets resulting from operations:
Net investment income	$18,972	$21,566	$60,344	$60,464
Net realized gain (loss)	(7,156)	(183)	(41,085)	1,593
Net change in unrealized appreciation (depreciation)	(2,916)	(2,218)	7,813	(6,528)
(Provision) benefit for taxes on realized gain/loss on investments	–	–	121	(446)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	–	(146)	52	(146)

Net increase (decrease) in net assets resulting from operations	$8,900	$19,019	$27,245	$54,937

Distributions to stockholders from:
Distributable earnings	$(18,152)	$(18,089)	$(54,408)	$(54,237)

Total distributions to stockholders	$(18,152)	$(18,089)	$(54,408)	$(54,237)

Capital transactions:
Equity component of convertible notes	$–	$801	$–	$801
Reinvestment of stockholder distributions (35,408, 20,644, 110,305 and 65,384 shares, respectively)	664	423	2,110	1,309

Net increase (decrease) in net assets resulting from capital transactions	$664	$1,224	$2,110	$2,110

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(8,588)	$2,154	$(25,053)	$2,810

Net assets at end of period	$684,839	$728,640	$684,839	$728,640

Distributions declared per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$27,245	$54,937
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(563,475)	(319,846)
Payment-in-kind interest capitalized	(3,059)	(7,020)
Investments in affiliated money market fund, net	–	11,535
Proceeds from sales of investments and principal repayments	476,100	268,624
Dissolution of Senior Credit Fund, LLC	9,790	–
Net realized (gain) loss	41,148	(1,775)
Net change in unrealized (appreciation) depreciation on investments	(5,867)	6,701
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(61)	(2)
Amortization of premium and accretion of discount, net	(9,348)	(6,691)
Amortization of deferred financing and debt issuance costs	1,969	1,653
Amortization of original issue discount on convertible notes	316	164
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(47)	(268)
(Increase) decrease in interest and dividends receivable	1,944	(3,113)
(Increase) decrease in other income receivable	–	1,308
(Increase) decrease in other assets	(403)	(226)
Increase (decrease) in interest and other debt expenses payable	1,638	2,491
Increase (decrease) in management fees payable	332	(1,392)
Increase (decrease) in incentive fees payable	2,339	1,782
Increase (decrease) in investments purchased payable	10,830	5,465
Increase (decrease) in directors’ fees payable	109	107
Increase (decrease) in accrued expenses and other liabilities	(1,111)	2,065

Net cash provided by (used for) operating activities	$(9,611)	$16,499

Cash flows from financing activities:
Offering costs paid	(46)	203
Distributions paid	(52,248)	(52,899)
Deferred financing and debt issuance costs paid	(494)	(3,447)
Borrowings on debt	457,917	347,436
Repayments of debt	(390,500)	(314,750)

Net cash provided by (used for) financing activities	$14,629	$(23,457)

Net increase (decrease) in cash	5,018	(6,958)
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	–
Cash, beginning of period	6,113	11,606

Cash, end of period	$11,102	$4,648

Supplemental and non-cash financing activities
Interest expense paid	$23,231	$13,467
Accrued but unpaid excise tax expense	$1,510	$1,215
Accrued but unpaid deferred financing and debt issuance costs	$–	$415
Accrued but unpaid offering costs	$39	$362
Accrued but unpaid distributions	$18,152	$18,088
Reinvestment of stockholder distributions	$2,110	$1,309
Non-cash purchases of investments	$(262,085)	$(19,583)
Non-cash sales of investments	$271,864	$19,583

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2019

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 208.83% #

Corporate Debt (1) – 194.25%

1st Lien/Senior Secured Debt – 151.38%
3SI Security Systems, Inc.(2)	Commercial Services & Supplies	7.90%	L + 5.75%; 1.00% Floor	06/16/2023	$ 14,811	$14,677	$14,663
A Place For Mom, Inc.	Diversified Consumer Services	5.79%	L + 3.75%; 1.00% Floor	08/10/2024	8,865	8,858	8,643
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.13%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,931	9,992
Animal Supply Holdings, LLC^^ (2) (4)	Distributors	12.26%	L + 10.00% (incl. 2.50% PIK); 1.50% Floor	02/22/2022	3,854	3,811	3,768
Ansira Partners, Inc.	Media	7.79%	L + 5.75%; 1.00% Floor	12/20/2022	4,590	4,562	4,567
Ansira Partners, Inc.(5)	Media	7.79%	L + 5.75%; 1.00% Floor	12/20/2022	282	185	185
Apptio, Inc.(2) (3)	IT Services	9.56%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,103	32,048
Apptio, Inc.(2) (3) (5) (6)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(39)	(44)
Artesyn Embedded Technologies, Inc.(7)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	20,000
Associations, Inc.(2) (3)	Real Estate Management & Development	9.32%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,443	13,303	13,308
Associations, Inc.(2) (3) (5)	Real Estate Management & Development	9.32%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,968	1,697	1,697
Associations, Inc.(2) (3) (5) (6)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(6)	(6)
ATX Networks Corp.	Communications Equipment	9.10%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,336	7,310	6,859
ATX Networks Corp.	Communications Equipment	9.10%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	466	461	436
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.54%	L + 4.50%; 1.00% Floor	09/11/2023	7,150	7,106	6,793
Barbri, Inc.	Media	6.46%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,220	6,150
BJH Holdings III Corp.(3)	Hotels, Restaurants & Leisure	7.79%	L + 5.75%	08/19/2025	6,224	6,163	6,162
Brillio, LLC(2) (3)	IT Services	6.79%	L + 4.75%; 1.00% Floor	02/06/2025	4,509	4,479	4,475
Brillio, LLC(2) (3) (5)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	1,510	—	(15)
Bullhorn, Inc.(3) (8)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	10,995	10,830	10,830
Bullhorn, Inc.(3) (5) (8)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	909	—	—
Bullhorn, Inc.(3) (5) (8)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	545	—	—
Businessolver.com, Inc.(2) (3)	Health Care Technology	9.66%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,356	12,329
Businessolver.com, Inc.(2) (3) (5)	Health Care Technology	9.66%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,323	1,316
Businessolver.com, Inc.(2) (3) (5)	Health Care Technology	9.55%	L + 7.50%; 1.00% Floor	05/15/2023	1,569	322	318
CFS Management, LLC(3)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	4,809	4,762	4,761
CFS Management, LLC(3) (5) (6)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,418	(14)	(14)
Clarkson Eyecare, LLC(3)	Health Care Providers & Services	8.37%	L + 6.25%; 1.00% Floor	04/02/2021	7,490	7,347	7,340
Clarkson Eyecare, LLC(3)	Health Care Providers & Services	8.39%	L + 6.25%; 1.00% Floor	04/02/2021	4,955	4,856	4,856
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	8.76%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,789	8,722
Continuum Managed Services LLC(2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	21,173	20,778	21,173
Continuum Managed Services LLC(2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	6,094	5,991	6,094
Continuum Managed Services LLC(2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	1,786	1,755	1,786
Continuum Managed Services LLC(2) (3) (5) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(33)	—
Convene 237 Park Avenue, LLC(3)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,782	20,776
Convene 237 Park Avenue, LLC(3) (5) (6)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	6,220	(61)	(62)
CorePower Yoga LLC(3)	Diversified Consumer Services	6.61%	L + 4.50%	05/14/2025	8,336	8,217	8,211
CorePower Yoga LLC(3) (5) (6)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(10)	(10)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

CorePower Yoga LLC(3) (5) (6)	Diversified Consumer Services		L + 4.50%	05/14/2025	$ 1,807	$(26)	$(27)
CST Buyer Company(2)	Diversified Consumer Services	7.04%	L + 5.00%; 1.00% Floor	03/01/2023	9,188	9,030	9,142
CST Buyer Company(2) (5) (6)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	900	(14)	(4)
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.35%	L + 5.25%; 1.00% Floor	06/30/2022	3,815	3,800	3,795
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.35%	L + 5.25%; 1.00% Floor	06/30/2022	3,608	3,594	3,590
DDS USA Holding, Inc.(2) (3) (5) (6)	Health Care Equipment & Supplies		L + 5.25%; 1.00% Floor	06/30/2022	1,079	(4)	(5)
Diligent Corporation(2) (3)	Professional Services	7.75%	L + 5.50%; 1.00% Floor	04/14/2022	€ 16,057	18,407	17,326
Diligent Corporation(2) (3) (5)	Professional Services	7.73%	L + 5.50%; 1.00% Floor	04/14/2022	8,104	2,032	2,029
Diligent Corporation(2) (3)	Professional Services	7.81%	L + 5.50%; 1.00% Floor	04/14/2022	1,479	1,464	1,464
Diligent Corporation(2) (3) (5)	Professional Services	7.64%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,121	1,131
Diligent Corporation(2) (3)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	508	502	503
Diligent Corporation(2) (3)	Professional Services	7.81%	L + 5.50%; 1.00% Floor	04/14/2022	246	243	243
DiscoverOrg, LLC(3)	Software	6.54%	L + 4.50%	02/02/2026	16,119	15,969	16,043
DocuTAP, Inc.(2) (3)	Health Care Technology	7.79%	L + 5.75%; 1.00% Floor	05/12/2025	24,154	23,581	23,912
E2open, LLC(3)	Software	7.87%	L + 5.75%; 1.00% Floor	11/26/2024	16,300	16,143	16,137
Elemica Parent, Inc.(3)	Chemicals	7.65%	L + 5.50%	09/18/2025	2,913	2,840	2,840
Elemica Parent, Inc.(3) (5)	Chemicals	7.63%	L + 5.50%	09/18/2025	380	105	105
Elemica Parent, Inc.(3) (5) (6)	Chemicals		L + 5.50%	09/18/2025	560	(7)	(7)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.36%	L + 6.25%; 1.00% Floor	09/25/2024	22,138	21,803	21,087
Empirix, Inc.(2) (3) (5) (6)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(18)	(62)
Fenergo Finance 3 Limited(2) (3) (9)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€ 17,800	20,379	19,207
Fenergo Finance 3 Limited(2) (3) (5) (6) (9)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(17)	(12)
Fenergo Finance 3 Limited(2) (3) (5) (6) (9)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 1,500	(25)	(125)
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	4,460	4,382	4,416
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	891	876	882
FWR Holding Corporation(2)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	563	554	558
FWR Holding Corporation(2) (5)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	587	137	141
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.11%	L + 6.00%; 1.00% Floor	09/04/2024	12,661	12,444	12,440
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.12%	L + 6.00%; 1.00% Floor	09/04/2024	5,092	5,003	5,003
Gastro Health Holdco, LLC(2) (3) (5) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(32)	(35)
Gastro Health Holdco, LLC(2) (3) (5) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	4,876	(36)	(85)
Gastro Health Holdco, LLC(2) (3) (5) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	5,100	(44)	(89)
GH Holding Company(2)	Real Estate Management & Development	6.54%	L + 4.50%	02/28/2023	7,388	7,361	7,351
GI Revelation Acquisition LLC	Internet Software & Services	7.04%	L + 5.00%	04/16/2025	4,694	4,674	4,486
GK Holdings, Inc.	IT Services	8.10%	L + 6.00%; 1.00% Floor	01/20/2021	8,572	8,557	7,012
GlobalTranz Enterprises, Inc.(3)	Road & Rail	7.06%	L + 5.00%	05/15/2026	7,701	7,552	7,367
Granicus, Inc.(3)	Software	6.85%	L + 4.75%; 1.00% Floor	09/07/2022	8,336	8,265	8,252
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.54%	L + 4.50%; 1.00% Floor	06/30/2025	8,512	8,438	8,384
HS4 AcquisitionCo, Inc.(3)	Hotels, Restaurants & Leisure	8.85%	L + 6.75%; 1.00% Floor	07/09/2025	23,157	22,708	22,694
HS4 AcquisitionCo, Inc.(3) (5) (6)	Hotels, Restaurants & Leisure		L + 6.75%; 1.00% Floor	07/09/2025	1,883	(36)	(38)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Hygiena Borrower LLC	Life Sciences Tools & Services	6.10%	L + 4.00%; 1.00% Floor	08/26/2022	$ 12,553	$12,457	$12,302
Hygiena Borrower LLC(5) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	715	(4)	(14)
Hygiena Borrower LLC(5) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(12)	(26)
iCIMS, Inc.(2) (3)	Software	8.56%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,382	29,372
iCIMS, Inc.(2) (3)	Software	8.56%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,400	5,409
iCIMS, Inc.(2) (3) (5) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(31)	(33)
Infinity Sales Group(2) (4)	Media	12.61%	L + 10.50%; 1.00% Floor	11/23/2020	27,491	30,941	29,965
Integral Ad Science, Inc.(2) (3)	Media	9.37%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	23,959	23,564	23,539
Integral Ad Science, Inc.(2) (3) (5) (6)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(28)	(32)
Internet Truckstop Group, LLC(2) (3)	Transportation Infrastructure	7.61%	L + 5.50%; 1.00% Floor	04/02/2025	22,264	21,746	21,708
Internet Truckstop Group, LLC(2) (3) (5) (6)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	1,800	(41)	(45)
Iracore International Holdings, Inc.^ (2)	Energy Equipment & Services	11.13%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.26%	L + 5.00%; 1.00% Floor	05/08/2022	6,861	6,835	6,305
Kawa Solar Holdings Limited^ (2) (9) (10)	Construction & Engineering			05/26/2020	3,917	3,603	3,855
Kawa Solar Holdings Limited^ (2) (9) (10)	Construction & Engineering			05/26/2020	5,201	2,683	—
Legacy Buyer Corp.(2)	Health Care Providers & Services	10.11%	L + 8.00%; 1.00% Floor	10/24/2019	20,783	20,777	20,783
Legacy Buyer Corp.(2) (5) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(1)	—
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,326	38,284
Lithium Technologies, Inc.(2) (3) (5)	Internet Software & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	2,684	496	490
Mailgun Technologies, Inc.(2) (3) (5)	Internet Software & Services	7.61%	L + 5.50%; 1.00% Floor	03/26/2025	13,124	12,879	12,862
Mailgun Technologies, Inc.(2) (3) (5)	Internet Software & Services		L + 5.50%; 1.00% Floor	03/26/2025	2,812	—	—
Mailgun Technologies, Inc.(2) (3) (5) (6)	Internet Software & Services		L + 5.50%; 1.00% Floor	03/26/2025	1,530	(28)	(31)
Mervin Manufacturing, Inc.(2)	Leisure Equipment & Products	9.54%	L + 7.50%; 1.00% Floor	09/30/2022	10,913	10,912	10,804
Midwest Transport, Inc.(2) (3)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	12,065	11,964	11,944
MMIT Holdings, LLC(2) (3)	Health Care Technology	7.60%	L + 5.50%; 1.00% Floor	11/15/2024	20,765	20,386	20,402
MMIT Holdings, LLC(2) (3) (5) (6)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,188	(55)	(56)
Netvoyage Corporation(2) (3)	Software	10.30%	L + 8.25%; 1.00% Floor	03/22/2024	8,536	8,416	8,429
Netvoyage Corporation(2) (3) (5) (6)	Software		L + 8.25%; 1.00% Floor	03/24/2022	654	(7)	(8)
Output Services Group, Inc.	Diversified Consumer Services	6.54%	L + 4.50%; 1.00% Floor	03/27/2024	3,463	3,451	2,978
Output Services Group, Inc.(5)	Diversified Consumer Services		L + 4.50%; 1.00% Floor	03/27/2024	513	—	(72)
Pathway Vet Alliance LLC(2) (3)	Health Care Providers & Services	6.55%	L + 4.50%	12/20/2024	4,783	4,740	4,735
Pathway Vet Alliance LLC(2) (3) (5)	Health Care Providers & Services	6.55%	L + 4.50%	12/20/2024	1,690	1,295	1,292
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.04%	L + 4.00%	06/11/2023	3,247	3,240	3,230
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.04%	L + 4.00%	06/11/2023	1,764	1,761	1,755
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.04%	L + 4.00%	06/11/2023	1,733	1,725	1,725
Pharmalogic Holdings Corp.(2)	Health Care Equipment & Supplies	6.04%	L + 4.00%	06/11/2023	932	930	928
Picture Head Midco LLC(2) (3)	Media	8.79%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,123	18,160
Picture Head Midco LLC(2) (3)	Media	8.81%	L + 6.75%; 1.00% Floor	08/31/2023	1,840	1,840	1,812
PlanSource Holdings, Inc.(2) (3)	Health Care Technology	8.81%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,351	22,324
PlanSource Holdings, Inc.(2) (3) (5) (6)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(58)	(63)
Power Stop, LLC(3)	Auto Components	6.85%	L + 4.75%	10/19/2025	7,543	7,526	7,468

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Professional Physical Therapy(2)	Health Care Providers & Services	8.85%	L + 6.75% (incl. 0.75% PIK); 1.00% Floor	12/16/2022	$ 5,828	$5,065	$4,954
Regulatory DataCorp, Inc.	Diversified Financial Services	6.60%	L + 4.50%; 1.00% Floor	09/21/2022	2,462	2,462	2,413
Riverpoint Medical, LLC(2) (3)	Health Care Equipment & Supplies	7.10%	L + 5.00%; 1.00% Floor	06/21/2025	9,020	8,977	8,930
Riverpoint Medical, LLC(2) (3) (5) (6)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,644	(8)	(16)
SF Home Décor, LLC(2) (3)	Household Products	11.86%	L + 9.75%; 1.00% Floor	07/13/2022	19,260	18,801	18,634
Shopatron, LLC(2) (3)	Internet & Catalog Retail	11.83%	L + 9.50%; 1.00% Floor	12/18/2020	4,268	4,209	4,204
SMS Systems Maintenance Services, Inc.	IT Services	7.04%	L + 5.00%; 1.00% Floor	10/30/2023	7,294	7,270	5,677
SPay, Inc.(2) (3)	Internet Software & Services	7.80%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,162	9,996
SPay, Inc.(2) (3) (5)	Internet Software & Services	7.90%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	742	723
SPay, Inc.(2) (3)	Internet Software & Services	8.06%	L + 5.75%; 1.00% Floor	06/17/2024	381	378	369
The Center for Orthopedic and Research Excellence, Inc.(3)	Health Care Providers & Services	7.56%	L + 5.50%; 1.00% Floor	08/15/2025	13,466	13,267	13,230
The Center for Orthopedic and Research Excellence, Inc.(3) (5)	Health Care Providers & Services	7.56%	L + 5.50%; 1.00% Floor	08/15/2025	1,857	251	246
The Center for Orthopedic and Research Excellence, Inc.(3) (5) (6)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	08/15/2025	4,643	(38)	(41)
Tronair Parent Inc.	Air Freight & Logistics	6.93%	L + 4.75%; 1.00% Floor	09/08/2023	6,790	6,749	6,111
U.S. Acute Care Solutions, LLC(2)	Health Care Providers & Services	8.20%	L + 6.00% (incl. 1.00% PIK); 1.00% Floor	05/17/2021	6,321	6,295	6,068
US Med Acquisition, Inc.(2)	Health Care Equipment & Supplies	11.10%	L + 9.00%; 1.00% Floor	08/13/2021	29,721	29,494	28,830
VRC Companies, LLC(2)	Commercial Services & Supplies	8.54%	L + 6.50%; 1.00% Floor	03/31/2023	18,737	18,527	18,597
VRC Companies, LLC(2) (5)	Commercial Services & Supplies	9.33%	L + 6.50%; 1.00% Floor	03/31/2022	882	578	581
WebPT, Inc.(3)	Health Care Technology	8.89%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	9,991	9,988
WebPT, Inc.(3) (5) (6)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(13)	(13)
WebPT, Inc.(3) (5) (6)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,062	(21)	(21)
Wine.com, LLC(2) (3)	Beverages	9.59%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,287	6,272
Wolfpack IP Co.(2) (3) (9)	Real Estate Management & Development	8.56%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,085	31,060
Wolfpack IP Co.(2) (3) (5) (6) (9)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(60)	(63)
WorkForce Software, LLC(3)	Software	8.76%	L + 6.50%; 1.00% Floor	07/31/2025	8,735	8,564	8,560
WorkForce Software, LLC(3) (5) (6)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(15)	(15)
Wrike, Inc.(2) (3)	Professional Services	8.80%	L + 6.75%; 1.00% Floor	12/31/2024	16,223	15,930	15,899
Wrike, Inc.(2) (3) (5) (6)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(28)	(32)
Xactly Corporation(2) (3)	Internet Software & Services	9.30%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,803	26,834
Xactly Corporation(2) (3) (5) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(19)	(21)
Yasso, Inc.(2) (3)	Food Products	9.79%	L + 7.75%; 1.00% Floor	03/23/2022	8,051	7,962	7,769

Total 1st Lien/Senior Secured Debt						1,051,036	1,036,750

1st Lien/Last-Out Unitranche (11) – 5.15%
Doxim, Inc.(2) (3)	Diversified Financial Services	8.10%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,596	11,573
Doxim, Inc.(2) (3)	Diversified Financial Services	8.15%	L + 6.00%; 1.00% Floor	02/28/2024	624	609	607
RugsUSA, LLC(2) (3)	Household Products	8.55%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,796	5,796
Smarsh, Inc.(2) (3)	Software	9.93%	L + 7.88%; 1.00% Floor	03/31/2021	17,445	17,311	17,314

Total 1st Lien/Last-Out Unitranche						35,312	35,290

2nd Lien/Senior Secured Debt – 36.69%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.60%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,638	5,637
Bolttech Mannings, Inc.^^ (2)	Commercial Services & Supplies	10.13%	L + 8.00% PIK	11/19/2021	22,867	22,868	22,639
DiscoverOrg, LLC(3)	Software	10.60%	L + 8.50%	02/01/2027	10,000	9,858	9,917

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.26%	L + 8.22%; 1.00% Floor	09/22/2025	$ 19,800	$19,436	$19,454
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	9.82%	L + 7.50%	07/31/2025	7,000	6,846	6,825
Genesis Acquisition Co.(2) (3) (5) (6)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(19)	(45)
GK Holdings, Inc.	IT Services	12.35%	L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,975	2,250
Hygiena Borrower LLC(2)	Life Sciences Tools & Services	9.85%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,830	1,827
Hygiena Borrower LLC(2) (5)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	680	91	85
ICP Industrial, Inc.(2) (3)	Chemicals	10.31%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,008	19,992
IHS Intermediate Inc.(2)	Health Care Providers & Services	10.53%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	7,675
Market Track, LLC(2) (3)	Internet & Catalog Retail	9.79%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,677	21,312
MPI Products LLC(2) (4) (12)	Auto Components		L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,653	14,100
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.29%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,661	18,527
Odyssey Logistics & Technology Corporation(3)	Road & Rail	10.04%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,370	18,348
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.17%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,086	40,937
Spectrum Plastics Group, Inc.(3)	Containers & Packaging	9.04%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,221	5,623
Viant Medical Holdings, Inc.(3)	Health Care Equipment & Supplies	9.85%	L + 7.75%	07/02/2026	8,260	8,186	7,641
YI, LLC(2) (3)	Health Care Equipment & Supplies	9.85%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,857	14,816
Zep Inc.(3)	Chemicals	10.35%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,317	13,685

Total 2nd Lien/Senior Secured Debt						271,461	251,245

Unsecured Debt – 1.03%
CB-HDT Holdings, Inc.^ (2)	Aerospace & Defense	12.00% PIK		03/06/2021	4,165	4,165	4,165
CB-HDT Holdings, Inc.^ (2)	Aerospace & Defense	12.00% PIK		03/06/2021	1,818	1,818	1,818
Conergy Asia & ME Pte. LTD.^ (2) (9)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						7,047	7,047

Total Corporate Debt						1,364,856	1,330,332

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 7.26%
Accuity Delivery Systems, LLC^ (2) (3) (7) (10)	Health Care Providers & Services				97,130	$3,200	$4,800
Animal Supply Holdings, LLC^^ (2) (7) (10)	Distributors				250,000	25,000	26,598
CB-HDT Holdings, Inc.^ (2) (7) (10)	Aerospace & Defense				1,108,333	10,186	16,381
Conergy Asia Holdings, Ltd.^ (2) (7) (9) (10)	Construction & Engineering				600,000	600	—
Kawa Solar Holdings Limited^ (2) (7) (9) (12)	Construction & Engineering		8.00% PIK		62,006	778	—
Wine.com, LLC(2) (3) (7) (10)	Beverages				221,072	1,900	1,930

Total Preferred Stock						41,664	49,709

Common Stock (1) – 7.32%
Animal Supply Holdings, LLC^^ (2) (7) (10)	Distributors				406,226	29,230	24,942
Bolttech Mannings, Inc.^^ (2) (7) (10)	Commercial Services & Supplies				8,000	6,591	1,388
CB-HDT Holdings, Inc.^ (2) (7) (10)	Aerospace & Defense				453,383	2,393	6,474
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (7)	Health Care Providers & Services				8,464	1,141	1,574
Collaborative Imaging Holdco, LLC – Performance Units^^^ (2) (3) (7) (9) (10)	Health Care Providers & Services				7,988	159	405
Conergy Asia Holdings, Ltd.^ (2) (7) (9) (10)	Construction & Engineering				2,000	4,700	—
Continuum Managed Services LLC – Class A(2) (3) (7) (10)	IT Services				733	733	900
Continuum Managed Services LLC – Class B(2) (3) (7) (10)	IT Services				496,698	7	1,480
Country Fresh Holding Company Inc.(2) (3) (7) (10)	Food Products				671	839	780
Elah Holdings, Inc.^ (2) (3) (7) (10)	Capital Markets				46,214	2,234	2,234
Iracore International Holdings, Inc.^ (2) (7) (10)	Energy Equipment & Services				28,898	7,003	6,357
Kawa Solar Holdings Limited^ (2) (7) (9) (10)	Construction & Engineering				1,399,556	—	—
National Spine and Pain Centers, LLC(2) (3) (7) (10)	Health Care Providers & Services				600	600	173
Prairie Provident Resources, Inc.^^^ (9) (10)	Oil, Gas & Consumable Fuels				3,579,988	9,237	149
Wrike, Inc.(2) (3) (7) (10)	Professional Services				348,478	2,165	2,903
Yasso, Inc.(2) (3) (7) (10)	Food Products				850	850	355

Total Common Stock						67,882	50,114

TOTAL INVESTMENTS – 208.83%						$1,474,402	$1,430,155

LIABILITIES IN EXCESS OF OTHER ASSETS – (108.83%)							$(745,316)

NET ASSETS – 100.00%							$684,839

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.03%, 2.06%, 2.09%, 2.07%, 2.02% and 1.91%, respectively. As of September 30, 2019, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2019.

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

(7)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $119,674 or 17.48% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Animal Supply Holdings, LLC – Common Stock	02/22/2019
Animal Supply Holdings, LLC – Preferred Stock	02/22/2019
Artesyn Embedded Technologies, Inc. – 1st Lien/Senior Secured Debt	09/26/2013
Bolttech Mannings, Inc. – Common Stock	12/22/2017
CB-HDT Holdings, Inc. – Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. – Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Performance Units – Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. – Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. – Preferred Stock	08/23/2017
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
Iracore International Holdings, Inc. – Common Stock	04/13/2017
Kawa Solar Holdings Limited – Common Stock	08/17/2016
Kawa Solar Holdings Limited – Preferred Stock	10/25/2016
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(8)	Position or portion thereof unsettled as of September 30, 2019.
(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019 the aggregate fair value of these securities is $55,540 or 3.82% of the Company’s total assets.

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

(12)	The investment is on non-accrual status as of September 30, 2019.

 PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 394	EUR 329	10/04/2019	$36
Bank of America, N.A.	USD 324	EUR 269	11/05/2019	30
Bank of America, N.A.	USD 393	EUR 325	01/06/2020	36
Bank of America, N.A.	USD 399	EUR 327	04/06/2020	38
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	39

				$179

Currency Abbreviations:

EUR – Euro

USD – U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 193.75% #

Corporate Debt (1) – 173.98%

1st Lien/Senior Secured Debt – 102.78%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$ 10,170	$9,892	$9,890
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	26,696	–	–
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	2,225	–	–
Artesyn Embedded Technologies, Inc.(5)	Electronic Equipment, Instruments & Components	9.75%		10/15/2020	20,000	20,000	18,400
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	11,788	11,650	11,671
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,938	1,012	1,017
Associations, Inc.(2) (3) (4) (6)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(7)	(6)
Avenue Stores, LLC(3)	Specialty Retail	10.62%	L + 8.00%; 1.00% Floor	09/18/2020	30,300	29,874	29,467
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,323	12,298
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	1,569	600	596
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	450	433
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,777	8,722
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	21,335	20,870	20,908
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	6,140	6,017	6,017
Continuum Managed Services LLC(2) (3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,800	1,763	1,764
Continuum Managed Services LLC(2) (3) (4) (6)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,220	(42)	(44)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	10,934	10,752	10,769
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,395	1,382	1,342
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	37,027	36,429	36,749
Datto, Inc.(2) (4) (6)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	2,492	(39)	(19)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	3,972	3,953	3,942
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	3,843	3,825	3,815
DDS USA Holding, Inc.(2) (4) (6)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,079	(5)	(8)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€ 16,179	18,496	18,305
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	512	505	505
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	491	504
Diligent Corporation(2) (3) (4) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	247	(3)	(3)
Diligent Corporation(2) (3) (4) (6)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	9,590	(120)	(120)
Elemica, Inc.(3)	Software	9.52%	L + 7.00%; 1.00% Floor	07/07/2021	41,438	40,844	40,920
Elemica, Inc.(3) (4) (6)	Software		L + 7.00%; 1.00% Floor	07/07/2021	6,000	(80)	(75)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	22,300	21,924	21,910
Empirix, Inc.(2) (3) (4) (6)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(22)	(23)
Fenergo Finance 3 Limited(2) (3) (7)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€ 17,800	20,344	19,986
Fenergo Finance 3 Limited(2) (3) (4) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(20)	(24)
Fenergo Finance 3 Limited(2) (3) (4) (6) (7)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 1,500	(29)	(59)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	10,200	10,005	9,996
Gastro Health Holdco, LLC(2) (3) (4) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(37)	(40)
Gastro Health Holdco, LLC(2) (3) (4) (6)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	5,100	(60)	(102)
Heligear Acquisition Co.(3) (5)	Aerospace & Defense	10.25%		10/15/2019	17,500	17,438	17,106
Hygiena Borrower LLC	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	3,769	3,719	3,694
Hygiena Borrower LLC(4) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	380	(5)	(8)
Hygiena Borrower LLC(4) (6)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	571	(4)	(11)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	$ 29,895	$29,321	$29,297
iCIMS, Inc.(2) (3) (4) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(35)	(37)
Infinity Sales Group(3) (8)	Media	13.31%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	30,739	29,529
Integral Ad Science, Inc.(2) (3)	Media	9.78%	L + 7.25% (incl. 1. 25% PIK); 1.00% Floor	07/19/2024	23,733	23,289	23,258
Integral Ad Science, Inc.(2) (3) (4) (6)	Media		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(33)	(36)
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	11.63%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering		L + 8.00% PIK	05/26/2020	8,460	8,150	8,066
Kawa Solar Holdings Limited^ (3) (7) (10)	Construction & Engineering			05/26/2020	5,201	2,683	–
Legacy Buyer Corp.(3)	Health Care Providers & Services	10.81%	L + 8.00%; 1.00% Floor	10/24/2019	22,841	22,746	22,841
Legacy Buyer Corp.(3) (4) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(10)	–
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,194	38,187
Lithium Technologies, Inc.(2) (3) (4) (6)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(50)	(54)
Madison-Kipp Corporation(3)	Machinery	11.53%	L + 9.00%; 1.00% Floor	05/26/2020	29,879	29,677	29,805
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	12,541	12,421	12,416
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	8,900	8,725	8,722
MMIT Holdings, LLC(2) (4) (6)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	2,550	(50)	(51)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,601	8,477	8,494
Netvoyage Corporation(2) (3) (4) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(8)	(8)
Picture Head Midco LLC(2) (3)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	23,120	22,683	22,658
Picture Head Midco LLC(2) (3) (4)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	2,540	738	711
Picture Head Midco LLC(2) (3) (4) (6)	Media		L + 6.75%; 1.00% Floor	08/31/2023	2,540	(47)	(51)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	7,600	7,581	7,562
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	20,063	19,601	19,511
SPay, Inc.(2) (3)	Internet Software & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	10,300	10,109	10,042
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	815	807
SPay, Inc.(2) (3) (4) (6)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	5,720	(52)	(143)
The Merit Distribution Group, LLC(3)	Distributors	14.06%	L + 11.25%; 0.50% Floor	04/08/2021	22,375	22,071	22,207
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	11.80%	L + 9.00%; 1.00% Floor	08/13/2021	29,954	29,643	27,782
Vexos, Inc.(3)	Electronic Equipment, Instruments & Components	11.90%	L + 9.50%; 1.00% Floor	10/09/2019	36,235	36,089	35,872
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	3,683	2,776	2,774
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	175	88	88
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,274	6,272
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	19,712	19,317	19,317
Wrike, Inc.(2) (4) (6)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(32)	(32)
Xactly Corporation(2) (3)	Internet Software & Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,504	22,517
Xactly Corporation(2) (3) (4) (6)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(25)	(25)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	8,119	8,006	7,733

Total 1st Lien/Senior Secured Debt						738,626	729,604

1st Lien/Last-Out Unitranche (11) – 15.05%
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	6,000	5,883	5,850
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,555	11,543
Mervin Manufacturing, Inc.(3)	Leisure Equipment & Products	9.94%	L + 7.50%	10/10/2019	11,165	11,120	10,746
NTS Communications, Inc.^ (3) (9)	Diversified Telecommunication Services		L + 9.00% PIK; 1.25% Floor	06/06/2019	58,747	55,968	49,054

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

NTS Communications, Inc.^ (3)	Diversified Telecommunication Services	11.81%	L + 9.00% PIK; 1.25% Floor	06/06/2019	$ 6,503	$6,309	$6,503
RugsUSA, LLC(2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,788	5,781
Smarsh, Inc.(2) (3)	Software	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	17,578	17,381	17,402

Total 1st Lien/Last-Out Unitranche						114,004	106,879

2nd Lien/Senior Secured Debt – 55.21%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,624	5,623
ASC Acquisition Holdings, LLC(3) (9)	Distributors		L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	30,307	29,689	21,745
ASC Acquisition Holdings, LLC (3) (9)	Distributors		L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	24,851	24,423	17,831
Bolttech Mannings, Inc.^^ (3)	Commercial Services & Supplies	10.74%	L + 8.00% PIK	11/19/2021	19,626	19,626	19,429
Country Fresh Holdings, LLC(2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,246	7,802
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	59,500	58,540	59,054
DuBois Chemicals, Inc.(2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	26,220	25,775	25,696
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,404	19,404
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	7,000	6,832	6,808
Genesis Acquisition Co.(2) (3) (4) (6)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(21)	(49)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,826	1,827
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	680	90	85
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	19,960	19,941
IHS Intermediate Inc.(3)	Health Care Providers & Services	10.74%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,880	9,350
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	5,100	5,077	4,998
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,628	21,090
MPI Products LLC(3)	Auto Components	11.71%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,924	19,700
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,615	18,623
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,339	18,207
P2 Upstream Acquisition Co.	Software	10.60%	L + 8.00%; 1.00% Floor	04/30/2021	3,500	3,486	3,325
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,027	40,833
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,219	6,060
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	8,260	8,181	8,012
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,887	14,879
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,274	21,658

Total 2nd Lien/Senior Secured Debt						411,551	391,931

Unsecured Debt – 0.94%
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		12/15/2019	3,931	3,931	3,922
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		03/05/2021	1,716	1,716	1,711
Conergy Asia & ME Pte. LTD.^ (3) (7)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						6,711	6,697

Total Corporate Debt						1,270,892	1,235,111

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2019, the Company earned $0 and $1,714 in prepayment premiums, respectively, and $1,227 and $3,924 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and nine months ended September 30, 2018, the Company earned $545 and $2,411 in prepayment premiums, respectively, and $1,371 and $2,712 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 1.4% and 1.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2018, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2019 and December 31, 2018, the Company held an aggregate cash balance of $11,102 and $6,113, respectively. Foreign currency of $1,211 and $257 (acquisition cost of $1,238 and $255) is included in cash as of September 30, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2019, the Company accrued excise taxes of $458 and $1,346, respectively. As of September 30, 2019, $1,510 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2018, the Company accrued excise taxes of $428 and $1,017, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company accrued provision for taxes on realized gains on investments of $0 and $(121), respectively. For the three and nine months ended September 30, 2019, the Company accrued provision for taxes on unrealized gains on investments of $0 and $(52), respectively. As of September 30, 2019, $220 of income taxes remained payable. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $446, respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $146 and $146, respectively.

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

New Accounting Pronouncements

In October 2018, the U.S. Securities Exchange Commission (“SEC”) adopted the final rule under SEC release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The Company is no longer required to present components of distributable earnings on the Consolidated Statements of Assets and Liabilities or the sources of distributable earnings and the amount of undistributed net investment income on the Consolidated Statements of Changes in Net Assets. Prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported. The following provides the prior period reclassifications.

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the nine months ended September 30, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the nine months ended September 30, 2018
Net investment income	$(54,237)
Total distributions to stockholders	$(54,237)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2019, Management Fees amounted to $3,766 and $11,044, respectively. As of September 30, 2019, $3,766 remained payable. For the three and nine months ended September 30, 2018, Management Fees amounted to $3,255 and $12,537, respectively.

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

ii. Annual Incentive Fee Based on Capital Gains

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

For the three and nine months ended September 30, 2019, the Company incurred Incentive Fees based on income of $2,339 and $6,976, respectively. As of September 30, 2019, $2,339 remained payable. For the three and nine months ended September 30, 2018, the Company incurred Incentive Fees based on income of $4,962 and $13,988, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $246 and $718, respectively. As of September 30, 2019, $160 remained payable. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $227 and $682, respectively.

Transfer Agent Fees

Effective May 2, 2016, the Company entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $3 and $10, respectively. As of September 30, 2019, $3 remained payable. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $3 and $11, respectively.

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

The Company’s repurchase of its common stock under the New Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2019 and 2018, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

Affiliates

As of September 30, 2019 and December 31, 2018, Group Inc. owned 16.07% and 16.12%, respectively, of the outstanding shares of the Company’s common stock.

The Company’s investments in affiliates for the nine months ended September 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Controlled Affiliates
Animal Supply Holdings LLC	$–	$58,041	$–	$–	$(2,733)	$55,308	$209
Bolttech Mannings, Inc.	23,863	3,242	–	–	(3,078)	24,027	1,653

Senior Credit Fund, LLC(1)	96,456	125,555	(224,894)	(661)	3,544	–	3,450
Total Controlled Affiliates	$120,319	$186,838	$(224,894)	$(661)	$(2,267)	$79,335	$5,312
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$–	$271,044	$(271,044)	$–	$–	$–	$62
Accuity Delivery Systems, LLC	13,730	39	–	–	1,023	14,792	787
CB-HDT Holdings, Inc.	26,854	336	–	–	1,648	28,838	517
Collaborative Imaging Holdco, LLC	10,273	12	–	–	416	10,701	702
Conergy Asia Holdings, Ltd	1,064	–	–	–	–	1,064	80
Elah Holdings, Inc.	2,234	–	–	–	–	2,234	–
Iracore International Holdings, Ltd	7,807	–	–	–	1,939	9,746	294
Kawa Solar Holdings Limited	8,066	–	(4,547)	–	336	3,855	–
NTS Communications, Inc.	55,557	576	(55,826)	(7,217)	6,910	–	732
Prairie Provident Resources, Inc.	504	–	–	–	(355)	149	–
Total Non-Controlled Affiliates	$126,089	$272,007	$(331,417)	$(7,217)	$11,917	$71,379	$3,174
Total Affiliates	$246,408	$458,845	$(556,311)	$(7,878)	$9,650	$150,714	$8,486

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2019 and December 31, 2018, there were $159 and $282, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,051,036	$1,036,750	$738,626	$729,604
1st Lien/Last-Out Unitranche	35,312	35,290	114,004	106,879
2nd Lien/Senior Secured Debt	271,461	251,245	411,551	391,931
Unsecured Debt	7,047	7,047	6,711	6,697
Preferred Stock	41,664	49,709	16,851	21,534
Common Stock	67,882	50,114	37,815	22,343
Investment Funds & Vehicles(1)	–	–	100,000	96,456
Total Investments	$1,474,402	$1,430,155	$1,425,558	$1,375,444

(1)	Includes equity investment in the Senior Credit Fund as of December 31, 2018.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	11.4%	23.7%	8.0%	15.5%
Software	8.3	17.4	11.5	22.3
Internet Software & Services	7.3	15.3	5.2	10.0
Health Care Technology	6.3	13.2	1.6	3.1
Media	5.9	12.3	5.5	10.7
IT Services	5.8	12.1	4.8	9.4
Health Care Equipment & Supplies	5.3	11.0	4.3	8.2
Real Estate Management & Development	5.2	10.8	0.9	1.8
Commercial Services & Supplies	4.6	9.7	2.0	3.8
Distributors	3.9	8.1	5.8	11.2
Air Freight & Logistics	3.3	6.9	3.0	5.8
Professional Services	2.9	6.1	3.0	5.7
Diversified Financial Services	2.8	5.9	3.1	6.1
Road & Rail	2.6	5.5	2.2	4.3
Chemicals	2.6	5.3	4.9	9.5
Hotels, Restaurants & Leisure	2.4	5.1	–	–
Diversified Consumer Services	2.0	4.2	–	–
Aerospace & Defense	2.0	4.2	3.2	6.2
Internet & Catalog Retail	1.8	3.7	1.5	3.0
Household Products	1.7	3.6	1.8	3.6
Transportation Infrastructure	1.5	3.2	–	–
Auto Components	1.5	3.1	2.0	3.8
Diversified Telecommunication Services	1.5	3.1	5.6	10.9
Electronic Equipment, Instruments & Components	1.4	2.9	4.0	7.6
Life Sciences Tools & Services	1.0	2.1	0.4	0.8
Textiles, Apparel & Luxury Goods	0.9	1.9	–	–
Leisure Equipment & Products	0.7	1.5	0.8	1.5
Energy Equipment & Services	0.7	1.4	0.6	1.1
Food Products	0.6	1.3	1.1	2.2
Beverages	0.6	1.2	0.6	1.2
Communications Equipment	0.5	1.1	–	–
Containers & Packaging	0.4	0.8	0.4	0.9
Construction & Engineering	0.3	0.7	0.7	1.3
Capital Markets	0.2	0.3	0.2	0.3
Oil, Gas & Consumable Fuels	0.1	0.1	–	0.1
Investment Funds & Vehicles	–	–	7.0	13.6
Specialty Retail	–	–	2.1	4.1
Machinery	–	–	2.2	4.2
Total	100.0%	208.8%	100.0%	193.8%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2019	December 31, 2018
United States	95.6%	97.9%
Canada	2.7	–
Ireland	1.3	1.4
Germany	0.3	0.6
Singapore	0.1	0.1
Total	100.0%	100.0%

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

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its members their pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by the Company included senior secured loans of $215,103 and $210,088 at amortized cost and at fair value, respectively and cash of $9,625. In addition the Company assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5,664, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by the Company have been included in the Company’s consolidated financial statements and notes thereto.

As of September 30, 2019, the Senior Credit Fund consisted of cash and cash equivalents, and other liabilities that represents an amount due to its members of approximately $330. The Company included $165 within Other Assets on the Consolidated Statements of Asset and Liabilities in respect of its pro rata portion of the amount due from the Senior Credit Fund to its members. After the satisfaction of all remaining liabilities and the distribution of any remaining assets, the Senior Credit Fund will be terminated.

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

Below is selected statements of operations information for the Senior Credit Fund for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018:

	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019*	2018	2018
Selected Statements of Operations Information:
Total investment income	$12,818	$10,299	$29,469

Expenses:
Interest and other debt expenses	$10,566	$4,112	$11,362
Professional fees	449	126	538
Administration and custodian fees	156	100	295
Other expenses	2	24	53
Total expenses	$11,173	$4,362	$12,248
Total net income	$1,645	$5,937	$17,221

* Senior Credit Fund ceased operations effective May 8, 2019.

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$751,943	• Discount Rate	5.4% – 23.1% (9.1%)

Collateral analysis:
		• Recovery Rate	100.0%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$35,290	• Discount Rate	8.1% – 9.8% (9.4%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$193,781	• Discount Rate	9.5% – 10.4% (10.0%)

Comparable multiples:
		• EV/EBITDA(5)	11.1x – 12.3x (8.0x)
Collateral analysis:
		• Recovery Rate	70.4%
	Unsecured Debt	Discounted cash flows:
	$7,047	• Discount Rate	11.9% – 12.0% (11.9%)

Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$49,709	• EV/Revenue	1.1x – 3.4x (1.3x)

Comparable multiples:
		• EV/EBITDA(5)	7.0x – 19.8x (9.0x)
	Common Stock	Discounted cash flows:
	$49,965	• Discount Rate	14.7% – 31.1% (24.4%)

Comparable multiples:
		• EV/Revenue	0.6x – 9.5x (7.8x)

Comparable multiples:
		• EV/EBITDA(5)	3.0x – 16.6x (7.7x)

(1)

Included within Level 3 Assets of $1,286,073 is an amount of $198,338 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$88,719	$948,031	$1,036,750
1st Lien/Last-Out Unitranche	–	–	35,290	35,290
2nd Lien/Senior Secured Debt	–	55,214	196,031	251,245
Unsecured Debt	–	–	7,047	7,047
Preferred Stock	–	–	49,709	49,709
Common Stock	149	–	49,965	50,114
Total assets	$149	$143,933	$1,286,073	$1,430,155

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset) (1)	$–	$179	$–	$179
Total	$–	$179	$–	$179

(1)  Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$18,400	$711,204	$729,604
1st Lien/Last-Out Unitranche	–	–	106,879	106,879
2nd Lien/Senior Secured Debt	–	43,190	348,741	391,931
Unsecured Debt	–	–	6,697	6,697
Preferred Stock	–	–	21,534	21,534
Common Stock	–	504	21,839	22,343
Subtotal	$–	$62,094	$1,216,894	$1,278,988
Investments measured at NAV(1)				96,456
Total assets				$1,375,444
(1) Includes equity investment in the Senior Credit Fund.
Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset) (1)	$–	$89	$–	$89
Total	$–	$89	$–	$89

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2019
1st Lien/Senior Secured Debt	$711,204	$506,376	$14	$(2,296)	$(274,131)	$6,864	$–	$–	$948,031
1st Lien/Last-Out Unitranche	106,879	1,015	(6,915)	7,102	(73,121)	330	–	–	35,290
2nd Lien/Senior Secured Debt	348,741	5,828	(33,239)	7,904	(120,954)	1,823	–	(14,072)	196,031
Unsecured Debt	6,697	336	–	14	–	–	–	–	7,047
Preferred Stock	21,534	25,000	(187)	3,362	–	–	–	–	49,709
Common Stock	21,839	30,070	(3)	(1,941)	–	–	–	–	49,965
Total assets	$1,216,894	$568,625	$(40,330)	$14,145	$(468,206)	$9,017	$–	$(14,072)	$1,286,073

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2019 totaled $(9,054) consisting of the following: 1st Lien/Senior Secured Debt $(2,558), 1st Lien/Last-Out Unitranche $(24), 2nd Lien/Senior Secured Debt $(7,718), Unsecured Debt $14, Preferred Stock $3,175 and Common Stock $(1,943).

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
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2018 totaled $(5,367) consisting of the following: 1st Lien/Senior Secured Debt $(314), 1st Lien/Last-Out Unitranche $(475), 2nd Lien/Senior Secured Debt $(998), Unsecured Debt $0, Preferred Stock $1,571 and Common Stock $(5,151).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2019 and December 31, 2018 was $159,844 and $151,125, respectively, based on broker quotes received by the Company.

6.	DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 193% and 206%, respectively.

The Company’s outstanding debt as of September 30, 2019 and December 31, 2018 was as follows:

	As of
	September 30, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$216,211	$576,836	$695,000	$186,049	$509,419
Convertible Notes(3)	155,000	–	150,906	155,000	–	149,682
Total Debt	$950,000	$216,211	$727,742	$850,000	$186,049	$659,101

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. As of September 30, 2019, the Company had outstanding borrowings denominated in USD of $540,050 and in Euros (EUR) of EUR 33,750. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $470,750 and in Euros (EUR) of EUR 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $2,954 and OID net of accretion of $1,140 as of September 30, 2019, and net of unamortized debt issuance costs of $3,862 and OID net of accretion of $1,456 as of December 31, 2018.

(4)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2019 and the year ended December 31, 2018 was 4.35% and 4.10% respectively.

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

Costs of $12,093 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2019 and December 31, 2018, deferred financing costs were $4,790 and $5,436, respectively.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Borrowing interest expense	$7,220	$3,578	$19,827	$11,307
Facility fees	156	379	506	878
Amortization of financing costs	363	337	1,061	982
Total	$7,739	$4,294	$21,394	$13,167
Weighted average interest rate	4.19%	4.04%	4.32%	3.88%
Average outstanding balance	$683,367	$351,357	$614,321	$389,819

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

As of September 30, 2019 and December 31, 2018, the components of the carrying value of the Convertible Notes were as follows:

	September 30, 2019	December 31, 2018
Principal amount of debt	$155,000	$155,000
OID, net of accretion	1,140	1,456
Unamortized debt issuance costs	2,954	3,862
Carrying value	$150,906	$149,682
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.77%	4.76%

For the three and nine months ended September 30, 2019 and 2018, the components of interest and other debt expenses related to the Convertible Notes were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Borrowing interest expense	$1,744	$1,739	$5,232	$4,326
Accretion of OID	107	101	316	164
Amortization of debt issuance costs	306	299	908	671
Total	$2,157	$2,139	$6,456	$5,161

7.	DERIVATIVES

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

For the three and nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,159 and $2,811, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$179	$–	$179	$–	$179
Total	$179	$–	$179	$–	$179

(1)	Amount excludes excess cash collateral paid.
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

For the three and nine months ended September 30, 2019 and 2018, the effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on foreign currency forward contracts	$39	$–	$91	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	57	2	90	2
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$96	$2	$181	$2

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	September 30, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Legacy Buyer Corp.	10/24/2019	$2,500	$–	10/24/2019	$2,500	$–
Mailgun Technologies, Inc.	12/10/2019	2,756	–	–	–	–
Output Services Group, Inc.	3/27/2020	513	(72)	–	–	–
Gastro Health Holdco, LLC	4/13/2020	4,876	(85)	–	–	–
Ansira Partners, Inc.	4/16/2020	96	–	–	–	–
Businessolver.com, Inc.	5/15/2020	533	(9)	5/15/2020	1,398	(28)
Hygiena Borrower LLC	6/29/2020	715	(14)	6/29/2020	567	(11)
Convene 237 Park Avenue, LLC	8/30/2020	6,220	(62)	–	–	–
Diligent Corporation	12/19/2020	5,994	(60)	12/19/2020	9,590	(120)
Pathway Vet Alliance LLC	12/21/2020	382	(4)	–	–	–
Brillio, LLC	2/6/2021	1,510	(15)	–	–	–
CorePower Yoga LLC	5/14/2021	1,806	(27)	–	–	–
CFS Management, LLC	7/1/2021	1,418	(14)	–	–	–
Associations, Inc.	7/30/2021	1,241	(12)	7/30/2021	1,892	(19)
The Center for Orthopedic and Research Excellence, Inc.	8/15/2021	4,643	(41)	–	–	–
WebPT, Inc.	8/28/2021	1,274	(13)	–	–	–
Gastro Health Holdco, LLC	9/13/2021	5,100	(89)	–	–	–
Elemica Parent, Inc.	9/18/2021	560	(7)	–	–	–
Bullhorn, Inc.	10/01/2021	895	–	–	–	–
Netvoyage Corporation	3/24/2022	654	(8)	3/24/2022	654	(8)
VRC Companies, LLC	3/31/2022	294	(2)	3/31/2022	86	(1)
Diligent Corporation	4/14/2022	156	(2)	4/14/2022	780	(10)
Continuum Managed Services LLC	6/8/2022	2,220	–	6/8/2022	2,220	(44)
DDS USA Holding, Inc.	6/30/2022	1,079	(5)	6/30/2022	1,079	(8)
Xactly Corporation	7/29/2022	1,697	(21)	7/29/2022	1,697	(25)
Hygiena Borrower LLC	8/26/2022	1,313	(26)	8/26/2022	380	(8)
Lithium Technologies, Inc.	10/3/2022	2,147	(38)	10/3/2022	2,684	(54)
CST Buyer Company	3/1/2023	900	(4)	–	–	–
Businessolver.com, Inc.	5/15/2023	1,224	(21)	5/15/2023	941	(19)
Integral Ad Science, Inc.	7/19/2023	1,815	(32)	7/19/2023	1,815	(36)
FWR Holding Corporation	8/21/2023	440	(4)	–	–	–
Gastro Health Holdco, LLC	9/4/2023	2,000	(35)	9/4/2023	2,000	(40)
Empirix, Inc.	9/25/2023	1,300	(62)	9/25/2023	1,300	(23)
SPay, Inc.	6/17/2024	380	(12)	6/17/2024	304	(8)
Associations, Inc.	7/30/2024	587	(6)	7/30/2024	587	(6)
WebPT, Inc.	8/28/2024	1,062	(21)	–	–	–
Fenergo Finance 3 Limited	9/5/2024	1,635	(125)	9/5/2024	1,744	(59)
Fenergo Finance 3 Limited	9/5/2024	1,182	(12)	9/5/2024	1,182	(24)
iCIMS, Inc.	9/12/2024	1,868	(33)	9/12/2024	1,868	(37)
MMIT Holdings	11/15/2024	3,188	(56)	11/15/2024	2,550	(51)
Wrike, Inc.	12/31/2024	1,600	(32)	12/31/2024	1,600	(32)
Apptio, Inc.	1/10/2025	2,225	(44)	1/10/2025	2,180	–
Mailgun Technologies, Inc.	3/26/2025	1,530	(31)	–	–	–
Internet Truckstop Group	4/2/2025	1,800	(45)	–	–	–
PlanSource Holdings, Inc.	4/22/2025	3,142	(63)	–	–	–
CorePower Yoga LLC	5/14/2025	678	(10)	–	–	–
Wolfpack IP Co.	6/13/2025	3,169	(63)	–	–	–
Riverpoint Medical, LLC	6/21/2025	1,644	(16)	–	–	–
HS4 AcquisitionCo, Inc.	7/9/2025	1,883	(38)	–	–	–
WorkForce Software, LLC	7/31/2025	771	(15)	–	–	–
The Center for Orthopedic and Research Excellence, Inc.	8/15/2025	1,579	(28)	–	–	–
Elemica Parent, Inc.	9/18/2025	266	(7)	–	–	–
Bullhorn, Inc.	10/01/2025	537	–	–	–	–
VRC Companies, LLC	–	–	–	9/27/2019	872	(9)
Picture Head Midco LLC	–	–	–	3/31/2019	2,540	(51)
SPay, Inc.	–	–	–	6/15/2020	5,663	(143)
Diligent Corporation	–	–	–	8/3/2020	247	(3)
Gastro Health Holdco, LLC	–	–	–	9/4/2020	5,062	(102)
Elemica Parent, Inc.	–	–	–	7/7/2021	6,000	(75)
Datto, Inc.	–	–	–	12/7/2022	2,492	(19)
Picture Head Midco LLC	–	–	–	8/31/2023	1,760	(36)
Apptio, Inc.	–	–	–	1/10/2025	26,162	–
Total 1st Lien/Senior Secured Debt		$90,997	$(1,441)		$94,396	$(1,109)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$583	$(10)	6/29/2020	$577	$(10)
Genesis Acquisition Co.	7/31/2020	1,800	(45)	7/31/2020	1,777	(49)
Total 2nd Lien/Senior Secured Debt		$2,383	$(55)		$2,354	$(59)
Total		$93,380	$(1,496)		$96,750	$(1,168)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2019 and December 31, 2018.
(3)	The fair value is reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities.

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

Equity Issuances

There were no sales of the Company’s common stock during the nine months ended September 30, 2019 and 2018.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
February 20, 2019	March 29, 2019	April 15, 2019	$0.45
May 7, 2019	June 28, 2019	July 15, 2019	$0.45
July 30, 2019	September 30, 2019	October 15, 2019	$0.45

The following table reflects the distributions declared on shares of the Company’s common stock during the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45
July 31, 2018	September 28, 2018	October 15, 2018	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019 to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306
May 7, 2019	June 28, 2019	July 15, 2019	35,408

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

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$8,900	$19,019	$27,245	$54,937
Denominator for basic and diluted earnings per share - weighted average shares outstanding	40,332,542	40,192,683	40,297,158	40,171,874
Basic and diluted earnings per share	$0.22	$0.47	$0.68	$1.37

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2019 and 2018 was less than the conversion price for the Convertible Notes outstanding as of September 30, 2019 and 2018, respectively. Therefore, for the three and nine months ended September 30, 2019 and 2018, diluted earnings per share equals basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Per Share Data:(1)
NAV, beginning of period	$17.65	$18.09
Net investment income	1.50	1.51
Net realized and unrealized gains (losses)(2)	(0.82)	(0.13)
Income tax provision, realized and unrealized gains	–	(0.01)

Net increase (decrease) in net assets resulting from operations	0.68	1.37

Equity component of convertible notes	–	0.02
Distributions declared from net investment income(3)	(1.35)	(1.35)

Total increase (decrease) in net assets	(0.67)	0.04

NAV, end of period	$16.98	$18.13

Market price, end of period	$20.09	$22.18
Shares outstanding, end of period	40,337,930	40,196,049
Weighted average shares outstanding	40,297,158	40,171,874
Total return based on NAV(4)	3.20%	7.35%
Total return based on market value(5)	17.25%	7.11%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$684,839	$728,640
Ratio of net expenses to average net assets(6)	9.84%	9.19%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	3.15%	3.25%
Ratio of interest and other debt expenses to average net assets(7)	5.35%	3.37%
Ratio of incentive fees to average net assets(7)	1.34%	2.57%
Ratio of total expenses to average net assets(6)	9.84%	9.19%
Ratio of net investment income (loss) to average net assets(6)(8)	11.65%	11.18%
Average debt outstanding	$769,321	$518,152
Average debt per share(9)	$19.09	$12.90
Portfolio turnover	36%	23%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.

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

On October 30, 2019 the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 15, 2020 to holders of record as of December 31, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2019, we originated more than $3.53 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including GS PMMC, GS MMLC and GS PMMC II, collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with SunTrust Bank, as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 193% and 206%, respectively.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2019 and December 31, 2018, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$1,051.04	$1,036.75	72.4%	$738.63	$729.60	53.0%
First Lien/Last-Out Unitranche	35.31	35.29	2.5%	114.00	106.88	7.8%
Second Lien/Senior Secured Debt	271.46	251.25	17.6%	411.55	391.93	28.5%
Unsecured Debt	7.05	7.05	0.5%	6.71	6.70	0.5%
Preferred Stock	41.66	49.71	3.5%	16.85	21.53	1.6%
Common Stock	67.88	50.11	3.5%	37.82	22.34	1.6%
Investment Funds & Vehicles	–	–	–	100.00	96.46	7.0%

Total Investments	$1,474.40	$1,430.16	100.0%	$1,425.56	$1,375.44	100.0%

As of September 30, 2019 and December 31, 2018, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	9.1%	10.4%	11.0%
First Lien/Last-Out Unitranche(2) (3)	10.2	10.2	6.0	6.5
Second Lien/Senior Secured Debt(2)	9.8	11.3	9.7	10.4
Unsecured Debt(2)	11.7	11.7	11.7	11.9
Preferred Stock(4)	–	–	–	–
Common Stock(4)	–	–	–	–
Investment Funds & Vehicles(5)	–	–	11.2	11.4
Total Portfolio	8.3%	8.9%	9.5%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of September 30, 2019, the total portfolio weighted average yield measured at amortized cost and fair value was 8.3% and 8.9%, respectively, which decreased from 9.5% and 10.1%, respectively, at December 31, 2018. The decrease in weighted average yield at amortized cost and fair value was primarily driven by the decrease in LIBOR on our variable rate secured debt investments and receipt of our pro rata portion of senior secured loans from the liquidation and dissolution of the Senior Credit Fund. As of September 30, 2019, the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.9% and 9.8%, respectively. In addition, the increase in the first lien/last-out unitranche weighted average yield at amortized cost and fair value was primarily driven by the exit from our investments in NTS Communications, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Number of portfolio companies(1)	102	72
Percentage of performing debt bearing a floating rate(2)	97.9%	96.6%
Percentage of performing debt bearing a fixed rate(2)(3)	2.1%	3.4%
Weighted average yield on debt and income producing investments, at amortized cost(4)	9.1%	10.9%
Weighted average yield on debt and income producing investments, at fair value(4)	9.7%	11.3%
Weighted average leverage (net debt/EBITDA)(5)	5.4x	5.6x
Weighted average interest coverage(5)	2.4x	2.2x
Median EBITDA(5)	$37.74 million	$26.87 million

(1)

As of December 31, 2018, includes the Senior Credit Fund as a single portfolio company. For details on the portfolio companies previously held within the Senior Credit Fund, refer to “Senior Credit Fund, LLC—Selected Financial Data.”

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 23.0% and 18.3%, respectively, of total debt investments, including as of December 31, 2018, our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$81.35	5.7%	$87.76	6.4%
Grade 2	1,272.39	88.9	1,138.12	82.8
Grade 3	62.32	4.4	60.93	4.4
Grade 4	14.10	1.0	88.63	6.4

Total Investments	$1,430.16	100.0%	$1,375.44	100.0%

The decrease in investments with a grade 4 investment performance rating as of September 30, 2019 compared to December 31, 2018 was primarily due to investments with an aggregate fair value of $39.58 million as of December 31, 2018 being exchanged for common and preferred equity as well as the exit of a portfolio company with a fair value of $49.05 million. The decrease was partially offset by one investment with an aggregate fair value of $14.1 million being downgraded from grade 3 investment performance rating as a result of being placed on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,453.97	98.6%	$1,306.55	91.7%
Non-accrual	20.43	1.4	119.01	8.3

Total Investments	$1,474.40	100.0%	$1,425.56	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2019 and 2018 by investment type:

	For the Three Months Ended
	September 30, 2019	September 30, 2018
	($ in millions)
New investments committed at cost:
Gross originations	$172.51	$205.61
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$172.51	$205.61
Amount of investments committed at cost(2)(12):
First Lien/Senior Secured Debt	$170.30	$182.30
First Lien/Last-Out Unitranche	0.61	–
Second Lien/Senior Secured Debt	1.60	22.75
Unsecured Debt	–	0.56
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$172.51	$205.61

Proceeds from investments sold or repaid(10)(12):
First Lien/Senior Secured Debt	$158.37	$7.88
First Lien/Last-Out Unitranche	56.12	57.30
Second Lien/Senior Secured Debt	26.22	46.50
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–
Investment Funds & Vehicles	–	–

Total	$240.71	$111.68

Net increase (decrease) in portfolio	$(68.20)	$93.93

Number of new portfolio companies with new investment commitments(3)	10	7
Total new investment commitment amount in new portfolio companies(3)	$145.71	$152.56
Average new investment commitment amount in new portfolio companies(3)	$14.57	$21.79
Number of existing portfolio companies with new investment commitments(3)	7	8
Total new investment commitment amount in existing portfolio companies(3)	$26.80	$53.06
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.1	5.5
Percentage of new debt investment commitments at floating interest rates(3)(11)	100.0%	99.7%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(11)	–%	0.3%
Weighted average yield on new debt and income producing investment commitments(2)(3)(6)	8.9%	9.6%
Weighted average yield on new investment commitments(2)(3)(7)	8.9%	9.6%
Weighted average yield on debt and income producing investments sold or paid down(8)(10)	10.3%	11.3%
Weighted average yield on investments sold or paid down(9)(10)	8.2%	11.2%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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
(12)

In May 2019, in connection with the effective liquidation and dissolution of the Senior Credit Fund, we received our pro rata portion of senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and assumed our pro rata portion of unfunded loan commitments totaling $5.66 million. The senior secured loans received consisted of 48 investments in 30 portfolio companies. As of September 30, 2019 the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.9% and 9.8%, respectively. The impact of this transaction is excluded from the information presented in the table. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Total investment income	$36.86	$37.98	$111.79	$110.76
Net expenses	(17.43)	(15.99)	(50.10)	(49.28)

Net investment income (loss) before taxes	19.43	21.99	61.69	61.48
Income tax expense, including excise tax	(0.46)	(0.43)	(1.35)	(1.02)

Net investment income (loss) after taxes	18.97	21.56	60.34	60.46
Net realized gain (loss) on investments	(7.18)	–	(41.15)	1.78
Net realized gain (loss) on foreign currency transactions	0.03	(0.18)	0.07	(0.18)
Net unrealized appreciation (depreciation) on investments	(4.53)	(2.39)	5.87	(6.70)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.61	0.17	1.95	0.17
Income tax (provision) benefit for realized and unrealized gain/loss	–	(0.14)	0.17	(0.59)

Net increase in net assets resulting from operations	$8.90	$19.02	$27.25	$54.94

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Interest	$35.22	$31.20	$102.76	$93.28
Dividend income	0.06	3.09	3.59	8.10
Payment-in-kind	1.06	3.17	3.38	7.87
Other income	0.52	0.52	2.06	1.51

Total investment income	$36.86	$37.98	$111.79	$110.76

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $31.20 million for the three months ended September 30, 2018 to $35.22 million for the three months ended September 30, 2019. The increase is primarily due to an increase in recurring interest income due to an increase in the size of our portfolio and earning exit fees on certain investments. Included in interest for the three months ended September 30, 2019 and 2018 is $0.00 million and $0.55 million, respectively, in prepayment premiums and $1.23 million and $1.37 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.88 million and $0.43 million, respectively, for exit fees on investments.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $93.28 million for the nine months ended September 30, 2018 to $102.76 million for the nine months ended September 30, 2019. The increase is primarily due to an increase in recurring interest income due to an increase in the size of our portfolio and earning exit fees on certain investments. Included in interest for the nine months ended September 30, 2019 and 2018 is $1.71 million and $2.41 million, respectively, in prepayment premiums and $3.92 million and $2.71 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $2.68 million and $0.43 million, respectively, for exit fees on investments.

Dividend income

Dividend income decreased from $3.09 million for the three months ended September 30, 2018 to $0.06 million for the three months ended September 30, 2019. Dividend income decreased from $8.10 million for the nine months ended September 30, 2018 to $3.59 million for the nine months ended September 30, 2019. The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

PIK income from investments decreased from $3.17 million for the three months ended September 30, 2018 to $1.06 million for the three months ended September 30, 2019. The decrease is primarily driven by the full exit from our investments in NTS Communications, Inc. in August 2019, which was previously on non-accrual status.

PIK income from investments decreased from $7.87 million for the nine months ended September 30, 2018 to $3.38 million for the nine months ended September 30, 2019. The decrease is primarily driven by the full exit from our investments in NTS Communications, Inc. in August 2019, which was previously on non-accrual status.

Other income

Other income for the three months ended September 30, 2019 remained relatively consistent as compared to the three months ended September 30, 2018.

Other income increased from $1.51 million for the nine months ended September 30, 2018 to $2.06 million for the nine months ended September 30, 2019. The increase was primarily driven by an increase in commitment fee income earned on certain investments and the increase in administrative agent fees earned as a result of increase in size of our portfolio.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Interest and other debt expenses	$9.90	$6.43	$27.85	$18.33
Management fees	3.77	3.26	11.04	12.54
Incentive fees	2.34	4.96	6.98	13.99
Professional fees	0.73	0.58	2.07	2.31
Administration, custodian and transfer agent fees	0.25	0.23	0.73	0.69
Directors’ fees	0.12	0.12	0.34	0.33
Other expenses	0.32	0.41	1.09	1.09

Total Expenses	$17.43	$15.99	$50.10	$49.28

Interest and other debt expenses

Interest and other debt expenses increased from $6.43 million for the three months ended September 30, 2018 to $9.90 million for the three months ended September 30, 2019. The increase was primarily driven by the increase in weighted average interest rate for the Revolving Credit Facility from 4.04% to 4.19% and the increase in average daily borrowings under the Revolving Credit Facility from $351.36 to $683.37 million.

Interest and other debt expenses increased from $18.33 million for the nine months ended September 30, 2018 to $27.85 million for the nine months ended September 30, 2019. The increase was primarily driven by the increase in weighted average interest rate for the Revolving Credit Facility from 3.88% to 4.32% and the increase in average daily borrowings under the Revolving Credit Facility from $389.82 to $614.32 million. In addition, costs associated with the Convertible Notes increased from $5.16 million for the nine months ended September 30, 2018 to $6.46 million for the nine months ended September 30, 2019. The increase was primarily driven by the incremental issuance of $40.00 million aggregate principal amount of Convertible Notes on July 2, 2018.

Management Fees and Incentive Fees

Management fees increased from $3.26 million for the three months ended September, 2018 to $3.77 million for the three months ended September 30, 2019. The increase was primarily driven by an increase in gross assets, excluding cash or cash equivalents. Incentive fees decreased from $4.96 million for the three months ended September, 2018 to $2.34 million for the three months ended September 30, 2019. The decrease was primarily driven by net capital losses on certain portfolio companies.

Management fees decreased from $12.54 million for the nine months ended September 30, 2018 to $11.04 million for the nine months ended September 30, 2019. The decrease was primarily driven by the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive fee decreased from $13.99 million for the nine months ended September 30, 2019 to $6.98 million for the nine months ended September 30, 2019. The decrease was primarily driven by net capital losses on certain portfolio companies.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended September 30, 2019 remained relatively consistent as compared to the three months ended September 30, 2018.

Professional fees and other general and administrative expenses for the nine months ended September 30, 2019 remained relatively consistent as compared to the three months ended September 30, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)		(in millions)
ASC Acquisition Holdings, LLC	$–	$–	$(24.72)	$–
Country Fresh Holding Company Inc.	–	–	(8.41)	–
NTS Communications, Inc.	(7.21)	–	(7.21)	–
Senior Credit Fund, LLC	0.01	–	(0.66)	–
P2 Upstream Acquisition Co.	–	–	(0.08)	(0.02)
myON, LLC	–	–	–	1.55
Global Tel*Link Corporation	–	–	–	0.24
Kawa Solar Holdings Limited	–	–	–	0.01
Other, net	0.02	–	(0.07)	–

Net realized gain (loss)	$(7.18)	$–	$(41.15)	$1.78

For the three and nine months ended September 30, 2019, net realized losses were primarily driven by our investments in two portfolio companies. In February 2019, our first lien/last-out unitranche debt and second lien debt investment in ASC Acquisition Holdings, LLC was exchanged for preferred and common equity, which resulted in a realized loss of $24.72 million. In April 2019, our second lien debt investment in Country Fresh was exchanged for common equity, which resulted in a realized loss of $8.41 million. In addition, in August 2019, we fully exited our investments in NTS Communications, Inc., which resulted in a realized loss of $7.21 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.45 million for the nine months ended September 30, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Unrealized appreciation	$12.25	$3.21	$40.24	$7.25
Unrealized depreciation	(16.78)	(5.60)	(34.37)	(13.95)

Net change in unrealized appreciation (depreciation) on investments	$(4.53)	$(2.39)	$5.87	$(6.70)

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	($ in millions)
Portfolio Company:
NTS Communications, Inc.	$7.30	$6.92
CB-HDT Holdings, Inc.	1.36	1.65
SMS Systems Maintenance Services, Inc.	0.70	(1.59)
US Med Acquisition, Inc.	0.42	1.20
Accuity Delivery Systems, LLC	0.33	1.02
Continuum Managed Services LLC—Class B	0.23	1.21
ASC Acquisition Holdings, LLC	–	14.57
Senior Credit Fund, LLC	–	3.54
Iracore International Holdings, Inc.	–	1.94
GK Holdings, Inc.	(0.02)	(2.27)
Country Fresh Holding Company Inc.	(0.04)	1.39
Artesyn Embedded Technologies, Inc.	(0.30)	1.60
Fenergo Finance 3 Limited	(0.92)	(0.88)
Bolttech Mannings, Inc.	(1.11)	(3.08)
IHS Intermediate Inc.	(1.53)	(1.70)
Other, net	(2.09)	(3.57)
Zep Inc.	(2.44)	(8.02)
Animal Supply Holdings, LLC	(2.70)	(2.73)
MPI Products LLC	(3.72)	(5.33)

Total	$(4.53)	$5.87

(1)

For the three and nine months ended September 30, 2019, other, net includes gross unrealized appreciation of $1.91 million and $5.20 million, respectively, and gross unrealized depreciation of $(4.00) million and $(8.77) million, respectively.

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	($ in millions)
Portfolio Company:
CB-HDT Holdings, Inc.	$0.71	$2.82
Infinity Sales Group	0.46	0.67
Vexos, Inc.	0.33	0.62
Accuity Delivery Systems, LLC	0.31	0.31
Senior Credit Fund, LLC	0.25	0.49
Continuum Managed Services LLC - Class B	0.15	0.38
Conergy Asia Holdings, Ltd.	–	(4.43)
US Med Acquisition, Inc.	(0.02)	(0.59)
Avenue Stores, LLC	(0.04)	(0.58)
Heligear Acquisition Co.	(0.19)	(0.62)
Iracore International Holdings, Inc.	(0.51)	(0.51)
Zep Inc.	(0.67)	(0.99)
Bolttech Mannings, Inc.	(0.73)	(2.02)
Other, net(1)	(0.75)	(2.34)
MedPlast Holdings, Inc.	(0.79)	0.18
NTS Communications, Inc.	(0.90)	(0.09)

Total	$(2.39)	$(6.70)

(1)

For the three and nine months ended September 30, 2018, other, net includes gross unrealized appreciation of $1.00 million and $1.78 million, respectively, and gross unrealized depreciation of $(1.75) million and $(4.12) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2019 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exchange with ASC Acquisition Holdings, LLC., and the full exit from our investments in NTS Communications, Inc. The net change was offset by the unrealized depreciation in Zep, Inc., which was due to financial underperformance, and the placement of MPI Products LLC on non-accrual status due to its capital condition.

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

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its members their pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by us included senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and cash of $9.63 million. In addition we assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5.66 million, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by us have been included in our consolidated financial statements and notes thereto.

As of September 30, 2019, the Senior Credit Fund consisted of cash and cash equivalents, and other liabilities that represents an amount due to its members of approximately $0.33 million. We included $0.17 million within Other Assets on the Consolidated Statements of Asset and Liabilities in respect of our pro rata portion of the amount due from the Senior Credit Fund to its members. After the satisfaction of all remaining liabilities and the distribution of any remaining assets the Senior Credit Fund will be terminated.

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

PIK – Payment-In-Kind

Below is certain summarized balance sheet information for the Senior Credit Fund as of December 31, 2018:

December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$457.09
Cash and other assets	42.85

Total assets	$499.94

Debt(1)	$298.34
Other liabilities	8.69
Total liabilities	$307.03

Members’ equity	$192.91

Total liabilities and members’ equity	$499.94

(1)	Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of December 31, 2018, which were in the amount of $2.16 million, respectively.

Below is certain summarized Statements of Operations information for the Senior Credit Fund:

	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019*	2018	2018
Selected Statements of Operations Information:
Total investment income	$12.82	$10.30	$29.47

Expenses:
Interest and other debt expenses	$10.57	$4.11	$11.36
Professional fees	0.45	0.13	0.54
Administration and custodian fees	0.15	0.10	0.30
Other expenses	–	0.02	0.05

Total expenses	$11.17	$4.36	$12.25

Total net income	$1.65	$5.94	$17.22

*	Senior Credit Fund ceased operations effective May 8, 2019.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 193% and 206%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2019, we had cash of approximately $11.10 million, an increase of $4.99 million from December 31, 2018. Cash provided by operating activities for the nine months ended September 30, 2019 was approximately $9.61 million, primarily driven by an decrease in net assets resulting from operations of $27.25 million, proceeds from sales and principal repayments of $476.10 million and cash used by other operating activities of $50.52 million, offset by purchases of investments of $563.48 million. Cash used by financing activities for the nine months ended September 30, 2019 was approximately $14.63 million, primarily driven by repayments on debt of $390.50 million, distributions paid of $52.25 million and other financing activities of $0.54 million, offset by borrowings on debt of $457.92 million.

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

Equity Issuances

There were no sales of our common stock during the nine months ended September 30, 2019 and 2018.

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

Repurchases of our common stock under the New Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2019 and 2018, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan during the nine months ended September 30, 2019 to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares

October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306
May 7, 2019	June 28, 2019	July 15, 2019	35,408

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

The following table shows our contractual obligations as of September 30, 2019:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$540.05	$–	$–	$540.05	$–
Revolving Credit Facility	€33.75	€–	€–	€33.75	€–
Convertible Notes	$155.00	$–	$155.00	$–	$–

Euro (“€”)

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

As of September 30, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$91.00	$94.40
Second Lien/Senior Secured Debt	2.38	2.35

Total	$93.38	$96.75

RECENT DEVELOPMENTS

On October 30, 2019, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 15, 2020 to holders of record as of December 31, 2019.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2019, we had certain investments held in two portfolio companies on non-accrual status, which represented 1.4% and 1.0% of the total investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2018, we had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively.

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

As of September 30, 2019 and December 31, 2018, on a fair value basis, approximately 2.1% and 3.4%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 97.9% and 96.6%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
( in millions)
Up 300 basis points	$33.63	$(16.12)	$17.51
Up 200 basis points	22.42	(10.74)	11.68
Up 100 basis points	11.21	(5.37)	5.84
Up 75 basis points	8.41	(4.03)	4.38
Up 50 basis points	5.61	(2.69)	2.92
Up 25 basis points	2.80	(1.34)	1.46
Down 25 basis points	(2.80)	1.34	(1.46)
Down 50 basis points	(5.61)	2.69	(2.92)
Down 75 basis points	(8.38)	4.03	(4.35)
Down 100 basis points	(11.14)	5.37	(5.77)
Down 200 basis points	(12.71)	10.74	(1.97)
Down 300 basis points	(12.75)	10.83	(1.92)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

GOLDMAN SACHS BDC, INC.

Date: November 7, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)