Form 10-K
period 2019-12-31
Goldman Sachs BDC, Inc.
filed 2020-02-20
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock at June 30, 2019 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2019) held by those persons deemed by the registrant to be non-affiliates was approximately $663.47 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2019 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status for purposes of this computation is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 20, 2020 was 40,401,637.

GOLDMAN SACHS BDC, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2019

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of LIBOR;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•	the ability of the parties to consummate the Merger (as defined below) on the expected timeline, or at all;

•	the ability to realize the anticipated benefits of the proposed Merger;
•	the effects of disruption on our business from the proposed Merger;
•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger; and
•

any potential termination of the Merger Agreement (as defined below) or action of our stockholders or the stockholders of Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) with respect to any proposed transaction.

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

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2019, we have originated more than $3.69 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In describing our business, we generally use the term “middle-market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), GS MMLC and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) collectively with other such client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

The Merger

On December 9, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GS MMLC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of us (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of us and GS MMLC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company (the “First Merger”) and, immediately thereafter, GS MMLC will merge with and into us, with us continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).

In the First Merger, each share of GS MMLC common stock issued and outstanding immediately prior to the effective time of the First Merger (other than certain excluded shares as described in the Merger Agreement) will be converted into 0.9939 shares of GS BDC common stock (the “Exchange Ratio”). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time of the First Merger, (i) either GS BDC or GS MMLC declares or pays an extraordinary dividend, or (ii) the respective outstanding shares of GS BDC common stock or GS MMLC common stock shall have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, in each case, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities shall be declared with a record date within such period, other than shares issued pursuant to GS BDC’s distribution reinvestment plan, as permitted by the Merger Agreement. Any holder of GS MMLC common stock converted pursuant to the First Merger that would otherwise have been entitled to receive a fraction of a share of GS BDC common stock will receive cash in lieu thereof.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of GS BDC’s and GS MMLC’s businesses during the period prior to the closing of the Merger. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

The representations and warranties and covenants set forth in the Merger Agreement have been made only for purposes of such agreement and were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including qualification by confidential disclosures made for purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding the parties to the Merger Agreement or their respective businesses.

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

Investment Portfolio

As of December 31, 2019, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)
First Lien/Senior Secured Debt	$1,094.89	$1,080.67	74.3%
First Lien/Last-Out Unitranche	35.31	35.28	2.4%
Second Lien/Senior Secured Debt	263.44	234.02	16.1%
Unsecured Debt	7.41	7.41	0.5%
Preferred Stock	41.66	48.76	3.4%
Common Stock	67.14	48.11	3.3%

Total Investments	$1,509.85	$1,454.25	100.0%

As of December 31, 2019, our portfolio consisted of 206 investments in 106 portfolio companies across 37 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2019, were Health Care Providers & Services, Software, Interactive Media & Services and IT Services, which represented 10.9%, 8.2%, 7.4% and 6.5%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2019 was United States 95.7%, Canada 2.6%, Ireland 1.4%, Germany 0.2% and Singapore 0.1%.

As of December 31, 2019, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.6%	9.1%
First Lien/Last-Out Unitranche(2) (3)	10.0	10.0
Second Lien/Senior Secured Debt(2)	9.2	11.2
Unsecured Debt(2)	11.7	11.7
Preferred Stock(4)	–	–
Common Stock(4)	–	–
Total Portfolio	8.2%	8.9%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of December 31, 2019:

December 31, 2019
Number of portfolio companies	106
Percentage of performing debt bearing a floating rate(1)	99.4%
Percentage of performing debt bearing a fixed rate(1) (2)	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	9.6%
Weighted average leverage (net debt/EBITDA)(4)	5.7x
Weighted average interest coverage(4)	2.4x
Median EBITDA(4)	$37.64 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual).

(4)

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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, including our exposure to underlying debt investments in the Senior Credit Fund and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2019 investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.1% of total debt investmentsat fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily London InterBank Offered Rate (“LIBOR”) plus a spread.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. On March 23, 2015, we closed our initial public offering (“IPO”), issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.57 million. On April 21, 2015, we issued an additional 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. On May 24, 2017, we sold 3,250,000 shares of our common stock at a public offering price of $22.50 per share. Net of underwriting costs and offering expenses, we received cash proceeds of $69.65 million. On May 26, 2017, we issued an additional 487,500 shares of our common stock pursuant to the underwriters’ exercise of the option to purchase additional shares that we granted in connection with the May 24, 2017 sale of our common stock. Net of underwriting costs, we received additional cash proceeds of $10.64 million. As a result of the Conversion, subsequent share repurchases, the IPO and the follow-on equity offering completed in May 2017, as of December 31, 2019, Group Inc. owned 16.06% of our common stock.

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

GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.7 trillion of assets under supervision as of December 31, 2019.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 25 investment professionals, as of December 31, 2019, all of whom are dedicated to the our investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the us. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

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

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS PMMC, GS MMLC and GS PMMC II), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS PMMC, GS MMLC and GS PMMC II, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and the co-investments are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC, GS PMMC II and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 47.9 million people.[1] The GSAM Private Credit Group believes that there is an attractive investment environment for GSBD to provide loans to U.S. middle market companies.

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

[1]

Estimate for 2019 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 698 investment professionals and approximately $1.7 trillion in assets under supervision as of December 31, 2019. 2 GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

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

[2]	Assets Under Supervision (AUS) includes assets under management and other client assets for which Goldman Sachs does not have full discretion.

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

As of December 31, 2019, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 92.8% secured debt investments (76.7% in first lien debt (including 2.4% in first lien/last-out unitranche loans) and 16.1% in second lien debt), 0.5% in unsecured debt investments, 3.4% in preferred stock and 3.3% in common stock. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS PMMC, GS MMLC, GS PMMC II and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by our Board of Directors on behalf of investors who do not elect to receive their distributions in cash as provided below. As a result, if our Board of Directors declares a cash distribution, then our stockholders who have not elected (or have not previously been deemed to have elected) to “opt out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below. We intend to continue to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

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

We are seeking shareholder approval of the amendment and restatement of the Investment Management Agreement between GSAM and us (as amended, the “New Investment Management Agreement”). The New Investment Management Agreement would amend and restate the Investment Management Agreement in order to exclude any amounts resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to NAV to be paid for the shares of GS MMLC common stock in the Merger, from the calculation of the income incentive fee under such agreement. None of the other material terms will change in the New Investment Management Agreement as compared to the Investment Management Agreement, including the services to be provided, the management fee and the capital gain incentive fee. If approved by our stockholders, the New Investment Management Agreement would take effect upon, and be contingent on, the closing of the Merger.

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

Management Fee

We pay the Investment Adviser a management fee (the “Management Fee”), which accrues and is payable quarterly in arrears. The Management Fee (i) was calculated at an annual rate of 1.50% (0.375% per quarter) (the “Original Rate”) through June 14, 2018 and (ii) an annual rate of 1.00% (0.25% per quarter) (the “New Rate”) thereafter, in each case, of the average value of our gross assets (excluding cash or cash equivalents (such as investments in money market funds) but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter (including any quarter during which both the Original Rate and the New Rate were in effect) will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the year ended December 31, 2019, Management Fees amounted to $14.70 million. As of December 31, 2019, $3.65 million remained payable. For the year ended December 31, 2018, Management Fees amounted to $15.97 million.

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

In connection with the Merger, GSAM has agreed to waive a portion of its incentive fee for the next five quarters, commencing with the quarter ending December 31, 2019 and through and including the quarter ending December 31, 2020, otherwise payable by us under the Investment Management Agreement and, if the New Investment Management Agreement is approved by our stockholders and adopted by us upon consummation of the Merger, the New Investment Management Agreement, for each such quarter in an amount sufficient to ensure that our net investment income per weighted share outstanding for such quarter is at least $0.48 per share.

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

For the year ended December 31, 2019, we incurred Incentive Fees based on income of $9.22 million. As of December 31, 2019, $1.85 million remained payable. For the year ended December 31, 2018, we incurred Incentive Fees based on income of $13.99 million. For the years ended December 31, 2019 and December 31, 2018, we did not accrue any Incentive Fees based on capital gains.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors determined at an in person meeting held on July 29, 2019 to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2020.

For the year ended December 31, 2017, we paid our Investment Adviser a total of $28.66 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $17.59 million in Management Fees and $11.07 million in Incentive Fees. For the year ended December 31, 2018, we paid our Investment Adviser a total of $34.35 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $17.18 million in Management Fees and $17.17 million in Incentive Fees. For the year ended December 31, 2019, we paid our Investment Adviser a total of $21.46 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $14.48 million in Management Fees and $6.98 million in Incentive Fees.

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

Information regarding how we vote proxies relating to portfolio securities during the twelve-month period ended December 31, 2019 is available upon request by writing to Goldman Sachs BDC, Inc., Attention: Katherine Schneider, Investor Relations, 200 West Street, New York, New York 10282.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect your information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC, GS MMLC and GS PMMC II. On January 4, 2017, the SEC granted GS PMMC, GS MMLC, GS PMMC II and us, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS PMMC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee team as GS PMMC, GS MMLC and GS PMMC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS PMMC, GS MMLC and GS PMMC II, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM, after the date of the exemptive order, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC and GS PMMC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS PMMC, GS MMLC and GS PMMC II)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS PMMC, GS MMLC and GS PMMC II)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, our Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an Investment Adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

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

We will need to periodically access the capital markets to raise cash to fund new investments. If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. To maintain our status as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

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

At our 2019 annual meeting of stockholders held on May 20, 2019, our stockholders approved the proposal to apply the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, (1) we are now required to maintain asset coverage for our senior securities of 150% (if certain requirements are met) rather than 200% and (2) we and GSAM have reduced the Management Fee from 1.50% (0.375% per quarter) to 1.00% (0.25% per quarter) on the average value of our gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(26.74)%	(15.80)%	(4.86)%	6.08%	17.01%

(1)

Based on (i) $1,478.96 million in total assets including debt issuance costs as of December 31, 2019, (ii) $773.41 million in outstanding indebtedness as of December 31, 2019, (iii) $676.13 million in net assets as of December 31, 2019 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.25%.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS PMMC, GS MMLC, and GS PMMC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS PMMC, GS MMLC, and GS PMMC II or any other investment fund managed by our affiliates and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

If we increase leverage, the management fees payable to our Investment Adviser will be higher than if we did not use leverage, irrespective of the return on the incremental assets. In addition, as leverage generally would magnify positive returns, if any, on our portfolio, as noted above, the use of leverage may cause our net investment income to exceed the quarterly hurdle rate for the Incentive Fee on income payable to our Investment Adviser at a lower average return on our portfolio.

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

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns. Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS PMMC and GS MMLC), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

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

Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2019, Group Inc. owned 16.06% of our outstanding common stock. GS & Co., a wholly owned subsidiary of Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with Group Inc. to 19.9% of our outstanding common stock. Therefore, Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and market price of our securities. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions or make payments with respect to our indebtedness.

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS MMLC, GS PMMC II and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Truist Revolving Credit Facility. If we are unable to do so, amounts drawn under the Truist Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. Goldman Sachs may seek to accomplish this result by causing GSAM to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of Goldman Sachs’ investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

Recent Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. During this transition phase, the United Kingdom and the EU will seek to negotiate and finalize a new, more permanent trade deal. Due to political uncertainty, it is not possible to anticipate whether the United Kingdom and the EU will be able to agree on and implement a new trade agreement or what the nature of such trade arrangement will be. In the absence of such an agreement there would be no transitional provisions the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “junk bonds,” “high yield bonds” or “leveraged loans.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. . For example, as of December 31, 2019, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 23.1% of our portfolio at fair value. Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2019, Software represented 8.2% of our portfolio at fair value. Our investments in Software is subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

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

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) into common stock) or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 16.06% of our common stock as of December 31, 2019, Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

We are authorized to purchase up to $25.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, until March 18, 2019. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. The Company 10b5-1 Plan was temporarily suspended on December 9, 2019 and remains suspended as of February 20, 2020.

Purchases of our common stock by us under the Company 10b5-1 Plan or otherwise may result in dilution to our NAV per share.

We are authorized to repurchase shares of common stock when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), including under the Company 10b5-1 Plan. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases. The Company 10b5-1 Plan was temporarily suspended on December 9, 2019 and remains suspended as of February 20, 2020.

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

Risks Relating to the Merger

Sales of shares of GS BDC Common Stock after the completion of the Merger may cause the market price of GS BDC Common Stock to decline.

Based on the number of outstanding shares of GS MMLC common stock (“GS MMLC Common Stock”) as of December 6, 2019, GS BDC would issue approximately 49.2 million shares of GS BDC common stock (“GS BDC Common Stock”) to the GS MMLC stockholders who acquire shares of GS BDC Common Stock in the Merger (each, an “Affected Stockholder”) pursuant to the Merger Agreement. Subject to compliance with the lock-up provisions of the amended and restated charter of GS BDC (the “Amended and Restated GS BDC Charter”), the Affected Stockholders may decide not to hold the shares of GS BDC Common Stock that they will receive pursuant to the Merger Agreement. Without the prior consent of the board of directors of GS BDC (the “GS BDC Board”):

•

for 90 days following the date of filing of the Amended and Restated GS BDC Charter (the “Filing Date”), an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement.

Following the closing of the Merger and the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of shares of GS BDC Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for GS BDC Common Stock. If this occurs, it could impair GS BDC’s ability to raise additional capital through the sale of equity securities should it desire to do so. GS BDC cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of GS BDC Common Stock prevailing from time to time.

In addition, certain GS MMLC stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of GS BDC Common Stock that they receive pursuant to the Merger Agreement. In addition, GS BDC stockholders may decide not to hold their shares of GS BDC Common Stock after completion of the Merger. In each case, such sales of GS BDC Common Stock could have the effect of depressing the market price for GS BDC Common Stock and may take place promptly following the completion of the Merger and, to the extent applicable, the expiration of the relevant lock-up periods.

GS BDC stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

GS BDC stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in GS BDC prior to the Merger. Consequently, GS BDC stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of GS BDC.

If the Merger were consummated as of December 6, 2019, based on the pro forma number of shares of GS BDC Common Stock to be issued and outstanding on the Closing Date, GS BDC stockholders would own approximately 45.1% of the outstanding GS BDC Common Stock and GS MMLC stockholders would own approximately 54.9% of the outstanding GS BDC Common Stock. In addition, prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, GS BDC and GS MMLC may each issue additional shares of GS BDC Common Stock and GS MMLC Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by current GS BDC stockholders. After completion of the Merger, GS BDC may issue additional shares of GS BDC Common Stock at prices below GS BDC Common Stock’s then-current NAV per share, subject to certain restrictions under the 1940 Act, including stockholder approval of such issuance. The issuance or sale by GS BDC of shares of GS BDC Common Stock at a discount to NAV poses a risk of dilution to stockholders.

GS BDC may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of GS MMLC’s investment portfolio with GS BDC’s and the integration of GS MMLC’s business with GS BDC’s. There can be no assurance that GS MMLC’s investment portfolio or business can be operated profitably or integrated successfully into GS BDC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of GS MMLC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

GS BDC also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume GS BDC will be able to combine the operations of GS BDC and GS MMLC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if GS BDC is not able to successfully combine GS MMLC’s investment portfolio or business with the operations of GS BDC, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Merger may trigger certain “change of control” provisions and other restrictions in contracts of GS BDC, GS MMLC or their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of GS BDC and GS MMLC or their affiliates, which may include agreements governing indebtedness of GS BDC or GS MMLC, will or may require the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or GS BDC’s or GS MMLC’s obligations under, any such agreement because the Merger or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, GS BDC may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. GS BDC cannot assure you that GS BDC will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing indebtedness of GS BDC or GS MMLC, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect GS BDC’s business, financial condition, results of operations and cash flows.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing GS BDC from operating a material part of GS MMLC’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of GS BDC or GS MMLC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The opinion delivered to the GS BDC Special Committee from the financial advisor to the GS BDC Special Committee will not reflect changes in circumstances between signing the Merger Agreement and completion of the Merger.

The special committee of GS BDC (the “GS BDC Special Committee”) has not obtained an updated opinion as of the date of this report from the financial advisor to the GS BDC Special Committee, and does not anticipate obtaining an updated opinion prior to the closing date of the Merger. Changes in the operations and prospects of GS BDC, general market and economic conditions and other factors that may be beyond the control of GS BDC, and on which its financial advisor’s opinion was based, may significantly alter the value of GS MMLC or the price of shares of GS BDC Common Stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because the GS BDC Special Committee does not anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness from a financial point of view of the Exchange Ratio at the time the Merger is completed.

If the Merger does not close, GS BDC will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, GS BDC will have incurred substantial expenses for which no ultimate benefit will have been received. GS BDC has incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact GS BDC.

If the Merger Agreement is terminated, there may be various consequences, including:

•

GS BDC’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•	the market price of GS BDC Common Stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect the financial condition and liquidity of GS BDC.

Under certain circumstances, GS BDC is obligated to pay (or cause a third party to pay) to GS MMLC a termination fee upon termination of the Merger Agreement.

No assurance can be given that the Merger will be completed. The Merger Agreement provides for the payment, subject to applicable law, by GS BDC (or a third party), of a termination fee of $20.5 million to GS MMLC, if the Merger Agreement is terminated by GS BDC under certain circumstances, including if (i) the GS BDC Board has changed its recommendation in favor of the proposals for its respective stockholders set forth in the joint proxy statement/prospectus, and/or has approved an alternative takeover proposal; GS BDC fails to recommend that its stockholders vote in favor of the proposals for its stockholders set forth in the joint proxy statement/prospectus; a takeover proposal by a third party is announced and the GS BDC Board fails to reaffirm its recommendation that its stockholders vote in favor of the proposals for its stockholders set forth in the joint proxy statement/prospectus; or a tender or exchange offer for GS BDC Common Stock is initiated by a third party and the GS BDC Board does not recommend rejection of such tender or exchange offer; (ii) GS BDC materially breaches any of its obligations relating to the solicitation and administration of takeover proposals from third parties; or (iii) (1) the Merger is not completed by December 9, 2020, the GS BDC stockholders do not approve the applicable proposals set forth in the joint proxy statement/prospectus, at the respective special meeting, or GS BDC willfully or intentionally breaches its representations, warranties, covenants or agreements in the Merger Agreement, (2) an alternative takeover proposal of GS BDC is disclosed after the date of the Merger Agreement and (3) GS BDC enters into an agreement with respect to such takeover proposal within twelve (12) months after the Merger Agreement is terminated and such takeover is subsequently completed, subject to applicable law. GS MMLC will be the entity entitled to receive any termination fee under the Merger Agreement. The GS BDC Board has approved the amount of the termination fee which may be paid.

The Merger Agreement limits the ability of GS BDC to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit GS BDC’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of GS BDC. These provisions, which are typical for transactions of this type, include a termination fee of $27.8 million payable to GS MMLC, under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of GS BDC from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire GS BDC than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to GS BDC’s business and operations.

The Merger is subject to closing conditions, including certain approvals of GS MMLC’s and GS BDC’s respective stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that GS MMLC stockholders approve the Merger may not be waived under applicable law and must be satisfied for the Merger to be completed. GS MMLC currently expects that all directors and executive officers of GS MMLC will vote their shares of GS MMLC Common Stock in favor of the proposals presented at the GS MMLC Special Meeting. If GS MMLC stockholders do not approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on GS BDC’s business and operations. The closing condition that GS BDC stockholders approve the Merger, the Amended and Restated GS BDC Charter and the issuance of shares of GS BDC Common Stock pursuant to the Merger Agreement (the “Merger Stock Issuance”) may not be waived under applicable law and must be satisfied for the Merger to be completed. In addition, the closing of the Merger is conditioned upon approval of the New Investment Management Agreement by GS BDC stockholders. GS BDC currently expects that all directors and executive officers of GS BDC will vote their shares of GS BDC Common Stock in favor of the proposals presented at the GS BDC Special Meeting. If GS BDC stockholders do not approve each of the Merger , the Amended and Restated GS BDC Charter , the Merger Stock Issuance and the New Investment Management Agreement and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on GS BDC’s business and operations. In addition to the required approvals of GS BDC stockholders, the Merger is subject to a number of other conditions beyond GS BDC’s control that may prevent, delay or otherwise materially adversely affect its completion. GS BDC cannot predict whether and when these other conditions will be satisfied.

GS BDC will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on GS BDC and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with GS BDC to seek to change their existing business relationships with GS BDC. In addition, the Merger Agreement restricts GS BDC from taking actions that GS BDC might otherwise consider to be in its best interests. These restrictions may prevent GS BDC from pursuing certain business opportunities that may arise prior to the completion of the Merger.

GS BDC and GS MMLC may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to GS BDC’s and GS MMLC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of GS BDC and GS MMLC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of GS BDC stockholders and GS MMLC stockholders, however, cannot be waived.

The shares of GS BDC Common Stock to be received by GS MMLC stockholders as a result of the Merger will have substantially the same rights associated with them as shares of GS MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated GS BDC Charter.

The rights associated with GS BDC Common Stock to be received by the GS MMLC stockholders as a result of the Merger are substantially the same as the rights associated with the shares of GS MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated GS BDC Charter. Under the Amended and Restated GS BDC Charter, transfer restrictions will be imposed on the Affected Stockholders such that, without the consent of the Board:

•

for 90 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement.

The market price of GS BDC Common Stock after the Merger may be affected by factors different from those affecting GS BDC Common Stock currently.

The businesses of GS BDC and GS MMLC differ in some respects and, accordingly, the results of operations of the combined company and the market price of GS BDC Common Stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of GS BDC and GS MMLC, such as a larger stockholder base.

Accordingly, the historical trading prices and financial results of GS BDC may not be indicative of these matters for the combined company following the Merger.

There are risks associated with any potential merger with or asset sale to another BDC, including the Merger.

GSAM recommended the Merger to the GS BDC Board and may in the future recommend to the GS BDC Board that GS BDC merge with or sell all or substantially all of its assets to one or more funds including a fund that could be managed by GSAM (including another BDC). GS BDC does not expect that GSAM would recommend any such merger or asset sale unless it determines that it would be in GS BDC’s best interests, with such determination dependent on factors it deems relevant, which may include historical and projected financial performance of GS BDC and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset sale would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If GSAM is the investment adviser of both funds, as in the Merger, various conflicts of interest exist with respect to such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to GSAM by GS BDC and by the entity resulting from such a merger or asset sale or efficiencies or other benefits to GSAM as a result of managing a single, larger fund instead of two separate funds.

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

Holders

As of February 20, 2020, there were approximately 4 holders of record of our common stock (including Cede & Co.).

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

In December 2019, our board of directors approved special distributions of $0.15 per share in total, and payable in three equal quarterly installments currently expected to begin at the end of 2020, subject to the timing of the closing of the Merger.

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

The following tables summarize distributions declared during the years ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 20, 2019	March 29, 2019	April 15, 2019	$0.45
May 7, 2019	June 28, 2019	July 15, 2019	$0.45
July 30, 2019	September 30, 2019	October 15, 2019	$0.45
October 30, 2019	December 31, 2019	January 15, 2020	$0.45

Date Declared	Record Date	Payment Date	Amount Per Share
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45
July 31, 2018	September 28, 2018	October 15, 2018	$0.45
October 30, 2018	December 31, 2018	January 15, 2019	$0.45

During the years ended December 31, 2019 and 2018, we designated 93.96% and 100%, respectively, of our distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code. See “Item 1. Business—Dividend Reinvestment Plan” for a description of our distribution policy and obligations.

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 18, 2015 (the date our common stock commenced trading on the NYSE) to December 31, 2019 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 18, 2015, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500

Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data as of and for the years ended years ended December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Consolidated statements of operations data (in thousands):
Total investment income	$147,261	$146,731	$136,781	$125,108	$118,436
Net expenses	65,723	62,313	55,236	47,844	43,338

Net investment income (loss) before income tax expense	81,538	84,418	81,545	77,264	75,098
Income tax expense, including excise tax	1,819	1,582	1,552	1,037	518

Net investment income (loss) after income tax expense	79,719	82,836	79,993	76,227	74,580
Net realized and unrealized gain (loss)	(43,744)	(28,436)	(30,445)	(35,575)	(27,952)
(Provision) benefit for taxes on realized gain/loss on investments	121	(446)	–	–	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	52	(276)	–	–	–

Net increase in net assets resulting from operations after income tax expense	$36,148	$53,678	$49,548	$40,652	$46,628

Per share data
Net investment income (basic and diluted)	$1.98	$2.06	$2.07	$2.10	$2.14
Earnings (basic and diluted)	$0.90	$1.34	$1.28	$1.12	$1.34
Distributions declared	$1.80	$1.80	$1.80	$1.80	$1.80

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Consolidated statements of asset and liabilities data (in thousands):
Total assets	$1,475,275	$1,396,976	$1,298,592	$1,190,533	$1,132,759
Total investments, at fair value	1,454,252	1,375,444	1,269,852	1,167,291	1,091,181
Total liabilities	799,150	687,084	572,762	525,396	444,109
Total debt, net	769,727	659,101	542,526	498,152	419,000
Total net assets	676,125	709,892	725,830	665,137	688,650
Per share data
Net asset value	$16.75	$17.65	$18.09	$18.31	$18.97

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2019, we originated more than $3.69 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Pending Merger with GS MMLC: On December 9, 2019, we entered into the Merger Agreement with GS MMLC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of us and GS MMLC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company (the “First Merger”) and, immediately thereafter, GS MMLC will merge with and into us, with us continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”). See Note 14 in the notes to our consolidated financial statements for further information.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages.”

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent, and our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 187% and 206%, respectively.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$1,094.89	$1,080.67	74.3%	$738.63	$729.60	53.0%
First Lien/Last-Out Unitranche	35.31	35.28	2.4%	114.00	106.88	7.8%
Second Lien/Senior Secured Debt	263.44	234.02	16.1%	411.55	391.93	28.5%
Unsecured Debt	7.41	7.41	0.5%	6.71	6.70	0.5%
Preferred Stock	41.66	48.76	3.4%	16.85	21.53	1.6%
Common Stock	67.14	48.11	3.3%	37.82	22.34	1.6%
Investment Funds & Vehicles	–	–	–	100.00	96.46	7.0%

Total Investments	$1,509.85	$1,454.25	100.0%	$1,425.56	$1,375.44	100.0%

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.6%	9.1%	10.4%	11.0%
First Lien/Last-Out Unitranche(2) (3)	10.0	10.0	6.0	6.5
Second Lien/Senior Secured Debt(2)	9.2	11.2	9.7	10.4
Unsecured Debt(2)	11.7	11.7	11.7	11.9
Preferred Stock(4)	–	–	–	–
Common Stock(4)	–	–	–	–
Investment Funds & Vehicles	–	–	11.2 (5)	11.4 (5)
Total Portfolio	8.2%	8.9%	9.5%	10.1%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of December 31, 2019, the total portfolio weighted average yield measured at amortized cost and fair value was 8.2% and 8.9%, respectively, which decreased from 9.5% and 10.1%, respectively, at December 31, 2018. The decrease in weighted average yield at amortized cost and fair value was primarily driven by the decrease in LIBOR on our variable rate secured debt investments and the receipt of our pro rata portion of senior secured loans from the liquidation and dissolution of the Senior Credit Fund. As of December 31, 2019, the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.6% and 10.6%, respectively. In addition, the increase in the first lien/last-out unitranche weighted average yield at amortized cost and fair value was primarily driven by the exit from our investments in NTS Communications, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.)

	As of
	December 31, 2019	December 31, 2018
Number of portfolio companies(1)	106	72
Percentage of performing debt bearing a floating rate(2)	99.4%	96.6%
Percentage of performing debt bearing a fixed rate(2)(3)	0.6%	3.4%
Weighted average yield on debt and income producing investments, at amortized cost(4)	9.0%	10.9%
Weighted average yield on debt and income producing investments, at fair value(4)	9.6%	11.3%
Weighted average leverage (net debt/EBITDA)(5)	5.7x	5.6x
Weighted average interest coverage(5)	2.4x	2.2x
Median EBITDA(5)	$37.64 million	$26.87 million

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.1% and 18.3%, respectively, of total debt investments, including as of December 31, 2018, our investment in the Senior Credit Fund, at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$12.17	0.8%	$87.76	6.4%
Grade 2	1,366.84	94.1	1,138.12	82.8
Grade 3	60.04	4.1	60.93	4.4
Grade 4	15.20	1.0	88.63	6.4

Total Investments	$1,454.25	100.0%	$1,375.44	100.0%

The decrease in investments with a grade 1 investment performance rating as of December 31, 2019 compared to December 31, 2018 was primarily due to the repayment of investments with an aggregate fair value of $87.76 million, partially offset by investments with an aggregate fair value of $12.17 million being upgraded due to potential exits. The decrease in investments with a grade 4 investment performance rating as of December 31, 2019 compared to December 31, 2018 was primarily due to investments with an aggregate fair value of $39.58 million as of December 31, 2018 being exchanged for common and preferred equity as well as the exit of a portfolio company with a fair value of $49.05 million. The decrease was partially offset by two investments with an aggregate fair value of $15.2 million being downgraded from a grade 3 investment performance rating as a result of being placed on non-accrual status.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,480.08	98.0%	$1,306.55	91.7%
Non-accrual	29.77	2.0	119.01	8.3

Total Investments	$1,509.85	100.0%	$1,425.56	100.0%

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

The following table shows our investment activity by investment type:

	For the Years Ended December 31,
	2019	2018
	($ in millions)
New investments committed at cost:
Gross originations	$605.08	$519.71
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$605.08	$519.71
Amount of investments committed at cost(2)(12):
First Lien/Senior Secured Debt	$574.02	$392.87
First Lien/Last-Out Unitranche	0.61	25.67
Second Lien/Senior Secured Debt	11.45	82.49
Unsecured Debt	–	2.22
Preferred Stock	19.00	5.10
Common Stock	–	5.70
Investment Funds & Vehicles	–	5.66

Total	$605.08	$519.71

Proceeds from investments sold or repaid(10)(12):
First Lien/Senior Secured Debt	$437.90	$24.66
First Lien/Last-Out Unitranche	56.25	152.72
Second Lien/Senior Secured Debt	102.56	143.41
Unsecured Debt	–	–
Preferred Stock	–	–
Common Stock	2.50	2.15
Investment Funds & Vehicles	–	–

Total	$599.21	$322.94

Net increase (decrease) in portfolio	$5.87	$196.77

Number of new portfolio companies with new investment commitments(3)	30	24
Total new investment commitment amount in new portfolio companies(3)	$444.36	$366.63
Average new investment commitment amount in new portfolio companies(3)	$14.81	$15.28
Number of existing portfolio companies with new investment commitments(3)	22	21
Total new investment commitment amount in existing portfolio companies(3)	$160.72	$153.08
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.0	5.1
Percentage of new debt investment commitments at floating interest rates(3)(11)	100.0%	99.7%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(11)	–%	0.3%
Weighted average yield on new debt and income producing investment commitments(2)(3)(6)	8.9%	10.0%
Weighted average yield on new investment commitments(2)(3)(7)	8.7%	9.8%
Weighted average yield on debt and income producing investments sold or paid down(8) (10)	10.3%	10.9%
Weighted average yield on investments sold or paid down(9)(10)	9.4%	10.8%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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
(12)

In May 2019, the Senior Credit Fund ceased operations. In connection with this, we received our pro rata portion of senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and assumed our pro rata portion of unfunded loan commitments totaling $5.66 million. The senior secured loans received consisted of 48 investments in 30 portfolio companies. As of December 31, 2019 the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.6% and 10.6%, respectively. The impact of this transaction is excluded from the information presented in the table. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2018 and 2017 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2018.

Our operating results for the years ended December 31, 2019 and December 31, 2018 were as follows:

	For the Years Ended December 31,
	2019	2018
	(in millions)
Total investment income	$147.26	$146.73
Net expenses	65.72	62.31

Net investment income (loss) before taxes	81.54	84.42
Income tax expense, including excise tax	(1.82)	(1.58)

Net investment income (loss) after taxes	79.72	82.84
Net realized gain (loss) on investments	(39.13)	1.73
Net realized gain (loss) on foreign currency transactions	0.10	(0.18)
Net unrealized appreciation (depreciation) on investments	(5.48)	(30.76)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.77	0.78
Income tax (provision) benefit for realized and unrealized gains	0.17	(0.73)

Net increase in net assets resulting from operations	$36.15	$53.68

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Years Ended December 31,
	2019	2018
	(in millions)
Interest	$136.58	$125.14
Dividend income	3.63	10.70
Payment-in-kind	4.47	8.79
Other income	2.58	2.10

Total investment income	$147.26	$146.73

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $125.14 million for the year ended December 31, 2018 to $136.58 million for the year ended December 31, 2019. The increase is primarily due to an increase in recurring interest income due to an increase in the size of our portfolio and earning exit fees on certain investments. Included in interest for the years ended December 31, 2019 and 2018 is $1.92 million and $2.64 million, respectively, in prepayment premiums and $4.57 million and $3.27 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $5.89 million and $1.30 million, respectively, for exit fees on investments.

Dividend income

Dividend income decreased from $10.70 million for the year ended December 31, 2018 to $3.63 million for the year ended December 31, 2019. The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

Payment-in-kind (“PIK”) income from investments decreased from $8.79 million for the year ended December 31, 2018 to $4.47 million for the year ended December 31, 2019. The decrease is primarily driven by the full exit from our investments in NTS Communications, Inc. in August 2019, which was previously on non-accrual status.

Other income

Other income for the year December 31, 2019 remained relatively consistent as compared to the year ended December 31, 2018.

Expenses

	For the Years Ended December 31,
	2019	2018
	(in millions)
Interest and other debt expenses	$36.31	$26.23
Management fees	14.70	15.97
Incentive fees	9.22	13.99
Professional fees	2.95	3.08
Administration, custodian and transfer agent fees	0.97	0.94
Directors’ fees	0.46	0.46
Other expenses	1.50	1.64

Total expenses	$66.11	$62.31

Incentive fees waiver	(0.39)	–

Net expenses	$65.72	$62.31

Interest and other debt expenses

Interest and other debt expenses increased from $26.23 million for the year ended December 31, 2018 to $36.31 million for the year ended December 31, 2019. The increase was primarily driven by the increase in weighted average interest rate for the Revolving Credit Facility from 3.97% to 4.18% and the increase in average daily borrowings under the Revolving Credit Facility from $416.12 to $611.50 million. In addition, costs associated with the Convertible Notes increased from $7.32 million for the year ended December 31, 2018 to $8.61 million for the year ended December 31, 2019.

Management Fees and Incentive Fees

Management fees decreased from $15.97 million for the year ended December 31, 2018 to $14.70 million for the year ended December 31, 2019. The decrease was primarily driven by the reduction in the Management Fee from an annual rate of 1.50% to an annual rate of 1.00% effective on June 15, 2018, partially offset by an increase in gross assets, excluding cash or cash equivalents. Incentive fees decreased from $13.99 million for the year ended December 31, 2018 to $9.22 million for the year ended December 31, 2019. The decrease was primarily driven by net capital losses on certain portfolio companies.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the year ended December 31, 2019 remained relatively consistent as compared to the year ended December 31, 2018.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2019	2018
	(in millions)
ASC Acquisition Holdings, LLC	$(24.72)	$–
Country Fresh Holdings, LLC	(8.41)	–
Global Tel*Link Corporation	–	0.24
myON, LLC	–	1.55
NTS Communications, Inc.	(7.22)	–
Other, net	1.22	(0.06)

Net realized gain (loss)	$(39.13)	$1.73

For the year ended December 31, 2019, net realized losses were primarily driven by our investments in three portfolio companies. In February 2019, our first lien/last-out unitranche debt and second lien debt investment in ASC Acquisition Holdings, LLC was exchanged for preferred and common equity, which resulted in a realized loss of $24.72 million. In addition, in April 2019, our second lien debt investment in Country Fresh Holdings, LLC was exchanged for common equity, which resulted in a realized loss of $8.41 million. Lastly, in August 2019, we fully exited our investments in NTS Communications, Inc., which resulted in a realized loss of $7.22 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.45 million for the year ended December 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Years Ended December 31,
	2019	2018
Unrealized appreciation	$47.35	$9.08
Unrealized depreciation	(52.83)	(39.84)

Net change in unrealized appreciation (depreciation) on investments	$(5.48)	$(30.76)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2019
Portfolio Company:	($ in millions)
ASC Acquisition Holdings, LLC	$14.57
NTS Communications, Inc.	6.91
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	4.70
Iracore International Holdings, Inc.	3.55
Senior Credit Fund, LLC	3.54
Infinity Sales Group	3.26
Artesyn Embedded Technologies, Inc.	1.60
US Med Acquisition, Inc.	1.47
Accuity Delivery Systems, LLC	1.43
Country Fresh Holding Company Inc.	1.19
Spectrum Plastics Group, Inc.	(1.14)
Jill Acquisition LLC (dba J. Jill)	(1.24)
SMS Systems Maintenance Services, Inc.	(1.65)
Empirix, Inc.	(1.99)
GK Holdings, Inc. (dba Global Knowledge)	(3.00)
Other, net(1)	(3.59)
Bolttech Mannings, Inc.	(4.84)
MPI Products LLC	(6.17)
IHS Intermediate Inc. (dba Interactive Health Solutions)	(6.87)
Animal Supply Holdings, LLC	(7.39)
Zep Inc.	(9.82)

Total	$(5.48)

(1)	For the year ended December 31, 2019, other, net includes gross unrealized appreciation of $5.13 million and gross unrealized depreciation of $(8.72) million.

For the Year Ended December 31, 2018
Portfolio Company:	($ in millions)
CB-HDT Holdings, Inc.	$5.36
Vexos, Inc.	0.76
Accuity Delivery Systems, LLC	0.64
Mervin Manufacturing, Inc.	0.37
Datto, Inc.	0.35
Zep Inc.	(2.02)
Bolttech Mannings, Inc.	(2.35)
NTS Communications, Inc.	(2.44)
Conergy Asia Holdings, Ltd.	(4.43)
Other, net(1)	(12.01)
ASC Acquisition Holdings, LLC	(14.99)

Total	$(30.76)

(1)	For the year ended December 31, 2018, other, net includes gross unrealized appreciation of $1.60 million and gross unrealized depreciation of $(13.61) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2019 was primarily driven by the unrealized depreciation in Zep, Inc., Bolttech Mannings, Inc. and Animal Supply Holdings, LLC due to financial underperformance and the unrealized depreciation in IHS Intermediate Inc. (dba Interactive Health Solutions) and MPI Products LLC which were placed on non-accrual status due to their capital condition. The net change was offset by the reversal of unrealized depreciation in connection with the aforementioned exchange with ASC Acquisition Holdings, LLC. and the full exit from our investments in NTS Communications, Inc. and the unrealized appreciation in CB-HDT Holdings, Inc. due to improved financial performance.

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

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its members their pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by us included senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and cash of $9.82 million. In addition, we assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5.66 million, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by us have been included in our consolidated financial statements and notes thereto. After the satisfaction of all remaining liabilities and the distribution of remaining assets, the Senior Credit Fund was terminated.

Below is certain summarized balance sheet information for the Senior Credit Fund as of December 31, 2018:

December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$457.09
Cash and other assets	42.85

Total assets	$499.94

Debt(1)	$298.34
Other liabilities	8.69

Total liabilities	$307.03

Members’ equity	$192.91

Total liabilities and members’ equity	$499.94

(1)	Net of deferred financing costs for the SPV I Term Loan Facility (as defined below) as of December 31, 2018, which were in the amount of $2.16 million, respectively.

Below is certain summarized Statement of Operations information for the Senior Credit Fund:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2019*	2018	2017
Selected Statements of Operations Information:
Total investment income	$12.82	$39.13	$37.68

Expenses:
Interest and other debt expenses	$10.57	$15.60	$13.45
Excess loan origination and structuring fees	–	–	1.31
Professional fees	0.38	0.69	0.62
Administration and custodian fees	0.16	0.40	0.40
Other expenses	–	0.07	0.15

Total expenses	$11.11	$16.76	$15.93

Total net income	$1.71	$22.37	$21.75

*	Senior Credit Fund ceased operations effective May 8, 2019.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 0% and 206%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2019, we had cash of approximately $9.41 million, an increase of $3.30 million from December 31, 2018. Cash provided by operating activities for the year ended December 31, 2019 was approximately $35.27 million, primarily driven by a decrease in net assets resulting from operations of $36.15 million, proceeds from sales and principal repayments of $579.01 million and cash used by other operating activities of $49.95 million, offset by purchases of investments of $700.38 million. Cash used by financing activities for the year ended December 31, 2019 was approximately $38.56 million, primarily driven by repayments on debt of $451.6 million, distributions paid of $69.85 million and other financing activities of $0.58 million, offset by borrowings on debt of $560.59 million.

As of December 31, 2018, we had cash of approximately $6.11 million, a decrease of $5.49 million from December 31, 2017. Cash used by operating activities for year ended December 31, 2018 was approximately $49.24 million, primarily driven by an increase in net assets resulting from operations of $53.68 million, proceeds from sales and principal repayments of $321.72 million, proceeds from other operating activities of $13.90 million and proceeds from net sale of investments in affiliated money market fund of $11.54 million, offset by purchases of investments of $450.08 million. Cash provided by financing activities for the year ended December 31, 2018 was approximately $43.75 million, primarily driven by repayments on debt of $365.75 million, distributions paid of $70.37 million and other financing activities of $4.05 million, offset by borrowings on debt of $483.92 million.

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

Equity Issuances

There were no sales of our common stock during the years ended December 31, 2019 and 2018.

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

In connection with this authorization, we entered into a 10b5-1 plan (the “Initial Company 10b5-1 Plan”). The Initial Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. We entered into an agreement to renew the Initial Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with our offering of Convertible Notes described below in “—Convertible Notes.” On June 27, 2018, we entered into an agreement to renew the Initial Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Initial Company 10b5-1 Plan expired on March 18, 2019.

In February 2019, our Board of Directors approved the “Company 10b5-1 Plan, which provides for us to repurchase of up to $25.00 million of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The Company 10b5-1 Plan took effect on March 18, 2019, expires on March 18, 2020 and purchases thereunder will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws. The Company 10b5-1 Plan was temporarily suspended on December 9, 2019 and remains suspended as of February 20, 2020.

Repurchases of our common stock under the Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the years ended December 31, 2019, 2018 and 2017, we did not repurchase any of our common stock pursuant to the Initial Company 10b5-1 Plan, the Company 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan to stockholders who had not opted out of the dividend reinvestment plan.

Date Declared	Record Date	Payment Date	Shares
For the Year Ended December 31, 2019
October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306
May 7, 2019	June 28, 2019	July 15, 2019	35,408
July 30, 2019	September 30, 2019	October 15, 2019	29,141
For the Year Ended December 31, 2018
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916
May 1, 2018	June 29, 2018	July 16, 2018	20,644
August 1, 2018	September 28, 2018	October 15, 2018	31,576

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

The following table shows our contractual obligations as of December 31, 2019:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$580.55	$–	$–	$580.55	$–
Revolving Credit Facility	€33.75	€–	€–	€33.75	€–
Convertible Notes	$155.00	$–	$155.00	$–	$–

Euro (“€”)

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. Truist Bank (formerly known as SunTrust Bank) serves as administrative agent and Bank of America N.A. serves as syndication agent. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018 and September 17, 2018.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. The Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

As of December 31, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2019	December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$84.84	$94.40
Second Lien/Senior Secured Debt	2.38	2.35

Total	$87.22	$96.75

RECENT DEVELOPMENTS

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% notes due 2025 (the “Notes”). The Notes will mature on February 10, 2025 and may be redeemed in whole or in part at our option at any time at par plus a “make-whole” premium, if applicable. We used the net proceeds of the offering to pay down debt under our Revolving Credit Facility.

On February 19, 2020, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 15, 2020 to holders of record as of March 31, 2020.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2019, we had certain investments held in three portfolio companies on non-accrual status, which represented 2.0% and 1.0% of the total investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2018, we had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively.

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

As of December 31, 2019 and December 31, 2018, on a fair value basis, approximately 0.6% and 3.4%, respectively, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 96.6%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate and the Convertible Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$36.22	$(17.27)	$18.95
Up 200 basis points	24.15	(11.51)	12.64
Up 100 basis points	12.07	(5.76)	6.31
Up 75 basis points	9.06	(4.32)	4.74
Up 50 basis points	6.04	(2.88)	3.16
Up 25 basis points	3.02	(1.44)	1.58
Down 25 basis points	(3.02)	1.44	(1.58)
Down 50 basis points	(6.01)	2.88	(3.13)
Down 75 basis points	(8.98)	4.32	(4.66)
Down 100 basis points	(10.13)	5.76	(4.37)
Down 200 basis points	(10.99)	10.14	(0.85)
Down 300 basis points	(10.99)	10.14	(0.85)

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

ITEM 8 .    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodian, agent banks, portfolio company investees, transfer agent, and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Certain Level 3 Debt Investments Developed Using Significant Unobservable Inputs Utilized in the Income Approach

As described in Note 5 to the consolidated financial statements, the Company held $1,341 million of total level 3 investments at fair value as of December 31, 2019, with debt investments representing approximately 93% of this total. For $1,041 million or 84% of those level 3 debt investments, the fair values were determined by management using the income approach. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 debt investments developed using significant unobservable inputs utilized in the income approach is a critical audit matter are that there was significant judgment and estimation by management to determine the fair value of these investments due to the development of the discount rate or market yield. This in turn led to a high degree of auditor judgment, subjectivity and effort to perform procedures and to evaluate the audit evidence obtained related to the valuation of certain level 3 debt investments. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 debt investments, including controls over the development of significant unobservable inputs used in the income approach, including the discount rate or market yield. These procedures also included, among others, either (i) testing management’s process for determining the fair value estimate, which included evaluating the appropriateness of the discounted cash flow technique; testing the completeness, accuracy, and relevance of the underlying data used in the technique; and evaluating the significant unobservable inputs used by management, including the discount rate or market yield, by considering the consistency of the unobservable inputs with external market and industry data and evidence obtained in other areas of the audit; or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate range for certain level 3 debt investments and comparison of management’s estimate to the independently developed range of fair value estimates. Developing the independent range involved developing independent significant unobservable inputs for the discount rate or market yield in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 debt investments using a range of available market information.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 20, 2020

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 - Goldman Sachs BDC, Inc.,

Goldman Sachs Middle Market Lending Corp.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Private Middle Market Credit II LLC

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,338,268 and $1,155,641, respectively)	$1,298,133	$1,129,036
Non-controlled affiliated investments (cost of $83,460 and $143,700, respectively)	82,580	126,089
Controlled affiliated investments (cost of $88,119 and $126,217, respectively)	73,539	120,319
Cash	9,409	6,113
Receivable for investments sold	93	47
Unrealized appreciation on foreign currency forward contracts	32	89
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	5,702	6,969
Dividend receivable from controlled affiliated investments	–	2,550
Deferred financing costs	4,427	5,436
Deferred offering costs	276	165
Other assets	1,084	163

Total assets	$1,475,275	$1,396,976

Liabilities
Debt (net of debt issuance costs of $3,680 and $5,318, respectively)	$769,727	$659,101
Interest and other debt expenses payable	2,304	2,428
Management fees payable	3,653	3,434
Incentive fees payable	1,850	–
Distribution payable	18,165	18,102
Accrued offering costs	28	2
Accrued expenses and other liabilities	3,423	4,017

Total liabilities	$799,150	$687,084

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,367,071 and 40,227,625 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	40	40
Paid-in capital in excess of par	778,132	802,216
Distributable earnings	(100,626)	(90,943)
Allocated income tax expense	(1,421)	(1,421)

TOTAL NET ASSETS	$676,125	$709,892

TOTAL LIABILITIES AND NET ASSETS	$1,475,275	$1,396,976

Net asset value per share	$16.75	$17.65

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$133,550	$122,600	$113,402
Payment-in-kind	1,052	761	–
Other income	2,527	2,064	3,273

Total investment income from non-controlled/non-affiliated investments	137,129	125,425	116,675
From non-controlled affiliated investments:
Payment-in-kind	1,107	6,235	7,198
Interest income	2,766	2,545	1,861
Dividend income	178	148	27
Other income	49	37	25

Total investment income from non-controlled affiliated investments	4,100	8,965	9,111
From controlled affiliated investments:
Payment-in-kind	2,311	1,791	37
Interest income	271	–	–
Dividend income	3,450	10,550	9,650
Other income	–	–	1,308

Total investment income from controlled affiliated investments	6,032	12,341	10,995

Total investment income	$147,261	$146,731	$136,781

Expenses:
Interest and other debt expenses	$36,313	$26,232	$19,607
Management fees	14,696	15,971	17,828
Incentive fees	9,220	13,988	12,775
Professional fees	2,954	3,083	2,194
Administration, custodian and transfer agent fees	971	936	824
Directors’ fees	465	461	716
Other expenses	1,498	1,642	1,292

Total expenses	$66,117	$62,313	$55,236

Incentive fees waiver	(394)	–	–

Net expenses	$65,723	$62,313	$55,236

NET INVESTMENT INCOME BEFORE TAXES	$81,538	$84,418	$81,545

Income tax expense, including excise tax	$1,819	$1,582	$1,552

NET INVESTMENT INCOME AFTER TAXES	$79,719	$82,836	$79,993

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(31,278)	$1,722	$(63,821)
Non-controlled affiliated investments	(7,226)	9	(2,492)
Controlled affiliated investments	(629)	–	–
Foreign currency forward contracts	151	7	–
Foreign currency transactions	(47)	(189)	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(13,530)	(23,558)	47,363
Non-controlled affiliated investments	16,731	(3,551)	(8,448)
Controlled affiliated investments	(8,682)	(3,653)	(3,047)
Foreign currency forward contracts	(57)	89	–
Foreign currency translations	823	688	–

Net realized and unrealized gains (losses)	$(43,744)	$(28,436)	$(30,445)

(Provision) benefit for taxes on realized gain/loss on investments	121	(446)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	52	(276)	–

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$36,148	$53,678	$49,548

Weighted average shares outstanding	40,313,662	40,184,715	38,633,652
Net investment income per share (basic and diluted)	$1.98	$2.06	$2.07
Earnings per share (basic and diluted)	$0.90	$1.34	$1.28

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Net assets at beginning of period	$709,892	$725,830	$665,137
Increase (decrease) in net assets resulting from operations:
Net investment income	$79,719	$82,836	$79,993
Net realized gain (loss)	(39,029)	1,549	(66,313)
Net change in unrealized appreciation (depreciation)	(4,715)	(29,985)	35,868
(Provision) benefit for taxes on realized gain/loss on investments	121	(446)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	52	(276)	–

Net increase (decrease) in net assets resulting from operations	$36,148	$53,678	$49,548

Distributions to stockholders from:
Distributable earnings	$(72,574)	$(72,339)	$(70,504)

Total distributions to stockholders	$(72,574)	$(72,339)	$(70,504)

Capital transactions:
Issuance of common stock	$–	$–	$80,288
Equity component of convertible notes	–	799	–
Reinvestment of stockholder distributions	2,659	1,924	1,361

Net increase (decrease) in net assets resulting from capital transactions	$2,659	$2,723	$81,649

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(33,767)	$(15,938)	$60,693

Net assets at end of period	$676,125	$709,892	$725,830

Distributions declared per share	$1.80	$1.80	$1.80

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$36,148	$53,678	$49,548
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(700,375)	(450,078)	(569,463)
Payment-in-kind interest capitalized	(4,321)	(8,672)	(7,188)
Investments in affiliated money market fund, net	–	11,539	(11,538)
Proceeds from sales of investments and principal repayments	579,005	321,717	464,259
Dissolution of Senior Credit Fund, LLC	9,822	–	–
Net realized (gain) loss on investments	39,140	(1,731)	66,313
Net change in unrealized (appreciation) depreciation on investments	5,481	30,762	(35,868)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	47	(90)	–
Amortization of premium and accretion of discount, net	(7,560)	(9,129)	(9,076)
Amortization of deferred financing and debt issuance costs	2,638	2,301	1,986
Amortization of original issue discount on convertible notes	424	267	117
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(46)	(47)	–
(Increase) decrease in interest and dividends receivable	3,817	1,183	(936)
(Increase) decrease in other income receivable	–	1,308	904
(Increase) decrease in other assets	(921)	(161)	74
Increase (decrease) in interest and other debt expenses payable	(45)	661	179
Increase (decrease) in management fees payable	219	(1,213)	241
Increase (decrease) in incentive fees payable	1,850	(3,180)	1,706
Increase (decrease) in directors’ fees payable	–	–	(8)
Increase (decrease) in accrued expenses and other liabilities	(594)	1,644	(547)

Net cash provided by (used for) operating activities	$(35,271)	$(49,241)	$(49,297)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$–	$–	$81,571
Offering costs paid	(85)	(177)	(1,182)
Distributions paid	(69,852)	(70,372)	(67,433)
Deferred financing and debt issuance costs paid	(494)	(3,873)	(118)
Borrowings on debt	560,588	483,919	516,850
Repayments of debt	(451,600)	(365,750)	(473,350)

Net cash provided by (used for) financing activities	$38,557	$43,747	$56,338

Net increase (decrease) in cash	3,286	(5,494)	7,041
Effect of foreign exchange rate changes on cash and cash equivalents	10	1	–
Cash, beginning of period	6,113	11,606	4,565

Cash, end of period	$9,409	$6,113	$11,606

Supplemental and non-cash financing activities
Interest expense paid	$32,415	$22,120	$16,340
Accrued but unpaid excise tax expense	$1,979	$1,787	$1,515
Accrued but unpaid deferred financing and debt issuance costs	$–	$79	$–
Accrued but unpaid offering costs	$28	$2	$289
Accrued but unpaid distributions	$18,165	$18,102	$18,059
Reinvestment of stockholder distributions	$2,659	$1,924	$1,361
Non-cash purchases of investments	$(287,664)	$(19,915)	$–
Non-cash sales of investments	$297,442	$19,915	$65,713

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value

1st Lien/Senior Secured Debt – 159.83%# *
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	7.65%	L + 5.75%; 1.00% Floor	06/16/2023	$ 14,773	$14,647	$14,626
A Place For Mom, Inc.	Diversified Consumer Services	5.55%	L + 3.75%; 1.00% Floor	08/10/2024	8,842	8,835	8,621
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.75%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,945	10,094
Acquia, Inc.(2)	Software	8.91%	L + 7.00%; 1.00% Floor	10/31/2025	12,364	12,122	12,117
Acquia, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,322	(26)	(26)
Animal Supply Holdings, LLC^^ (1) (4)	Distributors	11.93%	L + 10.00% (incl. 2.50% PIK); 1.50% Floor	02/22/2022	3,879	3,845	3,821
Ansira Partners, Inc.	Professional Services	7.55%	L + 5.75%; 1.00% Floor	12/20/2022	4,578	4,552	4,441
Ansira Partners, Inc.(3)	Professional Services	7.51%	L + 5.75%; 1.00% Floor	12/20/2022	281	184	177
Apptio, Inc.(1) (2)	IT Services	8.96%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,126	32,130
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(37)	(39)
Associations, Inc.(1) (2)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,546	13,413	13,411
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,981	2,040	2,039
Associations, Inc.(1) (2) (3)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(6)	(6)
ATX Networks Corp.	Communications Equipment	8.94%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,285	7,263	6,702
ATX Networks Corp.	Communications Equipment	8.94%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	463	458	426
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.80%	L + 5.00%; 1.00% Floor	09/11/2023	7,150	7,091	6,793
Barbri, Inc.	Diversified Consumer Services	6.46%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,222	6,118
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.55%	L + 5.75%; 1.00% Floor	08/19/2025	6,209	6,150	6,147
Brillio, LLC(1) (2)	IT Services	6.55%	L + 4.75%; 1.00% Floor	02/06/2025	4,497	4,458	4,452
Brillio, LLC(1) (2) (3)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	1,510	–	(15)
Bullhorn, Inc. (1) (2)	Professional Services	7.44%	L + 5.50%; 1.00% Floor	10/01/2025	10,995	10,835	10,830
Bullhorn, Inc.(1) (2) (3)	Professional Services	7.46%	L + 5.50%; 1.00% Floor	10/01/2025	909	169	168
Bullhorn, Inc.(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	10/01/2025	545	(8)	(8)
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,367	12,329
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,853	1,849
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.98%	L + 7.50%; 1.00% Floor	05/15/2023	1,569	606	600
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	4,797	4,752	4,749
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,418	(13)	(14)
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.66%	L + 5.75%; 1.00% Floor	11/14/2025	7,000	6,862	6,860
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	880	(17)	(18)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	2,940	(29)	(29)
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	7,471	7,351	7,322
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	4,943	4,862	4,844
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,793	8,744
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%	03/28/2025	6,602	6,507	6,486
ConnectWise, LLC(2)	IT Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2025	13,566	13,299	13,397
ConnectWise, LLC(2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,036	(20)	(13)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,799	20,776
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	6,220	(58)	(124)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	8,315	8,201	8,191
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(9)	(10)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	1,807	(24)	(27)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	7.55%	L + 5.75%; 1.00% Floor	10/03/2025	$ 12,342	$12,188	$12,342
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services		L + 5.75%; 1.00% Floor	10/03/2025	876	(11)	–
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	3,805	3,791	3,786
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	3,599	3,586	3,581
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	9.00%	P + 4.25%; 1.00% Floor	06/30/2022	1,079	104	102
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€ 16,016	18,378	17,786
Diligent Corporation(1) (2)	Professional Services	7.58%	L + 5.50%; 1.00% Floor	04/14/2022	3,831	3,797	3,792
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	1,475	1,462	1,461
Diligent Corporation(1) (2) (3)	Professional Services	7.48%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,123	1,131
Diligent Corporation(1) (2)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	507	502	501
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	245	243	243
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	4,268	(37)	(43)
DiscoverOrg, LLC(2)	Software	6.30%	L + 4.50%	02/02/2026	16,079	15,934	16,119
DocuTAP, Inc.(1) (2)	Health Care Technology	7.30%	L + 5.50% 1.00% Floor	05/12/2025	24,093	23,543	24,093
E2open, LLC(1) (2)	Software	7.66%	L + 5.75%; 1.00% Floor	11/26/2024	16,259	16,109	16,097
Elemica Parent, Inc.(1) (2)	Chemicals	7.40%	L + 5.50%	09/18/2025	2,906	2,836	2,833
Elemica Parent, Inc.(1) (2) (3)	Chemicals	7.40%	L + 5.50%	09/18/2025	380	118	118
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	560	(7)	(14)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	8.20%	L + 6.25%; 1.00% Floor	09/25/2024	22,084	21,764	19,876
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(17)	(130)
Eptam Plastics, Ltd.(2)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	4,300	4,236	4,235
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	915	215	215
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	1,830	(14)	(14)
Fenergo Finance 3 Limited(1) (2) (5)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€ 17,800	20,391	19,816
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(16)	(9)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 1,500	(24)	(13)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	4,449	4,375	4,405
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	889	875	880
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	562	553	556
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	587	490	493
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.45%	L + 5.50%; 1.00% Floor	09/04/2024	12,630	12,422	12,440
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.43%	L + 5.50%; 1.00% Floor	09/04/2024	5,079	4,994	5,003
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.40%	L + 5.50%; 1.00% Floor	09/04/2024	4,876	4,057	4,048
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,000	(30)	(30)
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	5,100	(42)	(77)
GH Holding Company (dba Grace Hill)(1)	Real Estate Management & Development	6.30%	L + 4.50%	02/28/2023	7,388	7,363	7,351
GI Revelation Acquisition LLC (dba Consilio)	IT Services	6.80%	L + 5.00%	04/16/2025	4,682	4,663	4,398
GK Holdings, Inc. (dba Global Knowledge)	IT Services	7.94%	L + 6.00%; 1.00% Floor	01/20/2021	8,550	8,537	6,412
GlobalTranz Enterprises, Inc.(2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	7,681	7,538	6,990
GlobalTranz Enterprises, Inc.(2) (3)	Road & Rail		L + 5.00%	05/15/2026	1,992	–	(179)
Granicus, Inc.(2)	Software	6.69%	L + 4.75%; 1.00% Floor	09/07/2022	9,947	9,866	9,847

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.30%	L + 4.50%; 1.00% Floor	06/30/2025	$ 8,491	$8,419	$8,278
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.71%	L + 6.75%; 1.00% Floor	07/09/2025	23,157	22,723	22,694
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	8.54%	L + 6.75%; 1.00% Floor	07/09/2025	1,883	248	245
Hygiena Borrower LLC	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	12,521	12,432	12,271
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	715	(3)	(14)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(11)	(26)
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,403	29,372
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,405	5,409
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(29)	(33)
Infinity Sales Group(1)	Media	12.45%	L + 10.50%; 1.00% Floor	11/23/2022	25,579	25,579	27,625
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	25,653	25,244	25,269
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(26)	(27)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	22,208	21,710	21,875
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	1,800	(39)	(27)
Iracore International Holdings, Inc.^ (1)	Energy Equipment & Services	10.88%	L + 9.00%; 1.00% Floor	04/12/2021	2,917	2,917	2,917
Jill Acquisition LLC (dba J. Jill)	Textiles, Apparel & Luxury Goods	6.93%	L + 5.00%; 1.00% Floor	05/08/2022	6,841	6,817	5,575
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	3,917	3,575	3,502
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	5,201	2,683	–
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,373	38,381
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(37)	(40)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	15,896	15,607	15,618
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	993	–	(17)
Mervin Manufacturing, Inc.(1)	Leisure Equipment & Products	9.30%	L + 7.50%; 1.00% Floor	09/30/2022	10,886	10,885	10,668
Midwest Transport, Inc.(1) (2)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	11,906	11,812	11,787
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	20,713	20,350	20,351
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	3,188	840	837
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	3,990	3,913	3,940
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	8,514	8,401	8,408
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	654	(6)	(8)
Output Services Group, Inc.	Diversified Consumer Services	6.30%	L + 4.50%; 1.00% Floor	03/27/2024	3,942	3,928	3,262
Output Services Group, Inc.(3)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	24	–	(4)
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	4,771	4,730	4,723
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	1,686	1,671	1,669
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	3,238	3,233	3,222
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	1,760	1,756	1,751
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	1,729	1,721	1,720

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	$ 930	$928	$925
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,140	18,160
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	8.15%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,366	22,324
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(56)	(63)
Power Stop, LLC(2)	Auto Components	6.44%	L + 4.50%	10/19/2025	7,524	7,508	7,449
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	11,771	11,596	11,594
Professional Physical Therapy(1)	Health Care Providers & Services	8.44%	L + 6.75% (incl. 0.75% PIK); 1.00% Floor	12/16/2022	5,826	5,121	4,952
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	11,760	11,702	11,701
Regulatory DataCorp, Inc.	Diversified Financial Services	6.44%	L + 4.50%; 1.00% Floor	09/21/2022	2,456	2,456	2,407
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	8,998	8,956	8,908
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,644	(7)	(16)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	10,700	10,492	10,486
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	18,993	18,576	18,280
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Catalog Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	6,011	5,909	5,921
Shopatron, LLC (dba Kibo)(1) (2) (4)	Internet & Catalog Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	1,853	1,834	1,825
SMS Systems Maintenance Services, Inc.	IT Services	6.80%	L + 5.00%; 1.00% Floor	10/30/2023	7,275	7,252	5,602
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,170	9,996
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	743	723
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	381	378	369
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	13,432	13,241	13,197
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	1,857	67	60
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	4,643	(37)	(81)
Tronair Parent Inc.	Air Freight & Logistics	6.66%	L + 4.75%; 1.00% Floor	09/08/2023	6,790	6,751	6,111
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.80%	L + 5.00%; 1.00% Floor	05/17/2021	6,305	6,283	5,801
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	10.44%	L + 8.50%; 1.00% Floor	08/13/2021	29,644	29,445	29,051
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	12,989	12,773	12,860
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	18,690	18,493	18,549
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	882	479	481
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,000	9,988
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,062	(20)	(21)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(12)	(26)
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,291	6,272
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (5)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,106	31,060
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(58)	(63)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	8,735	8,570	8,560
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(14)	(15)
Wrike, Inc.(1) (2)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,289	22,250
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(27)	(32)
Xactly Corporation(1) (2)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,832	26,834
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(18)	(21)
Yasso, Inc.(1) (2)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	8,028	7,948	7,767

Total 1st Lien/Senior Secured Debt						1,094,885	1,080,670

1st Lien/Last-Out Unitranche (7) – 5.22%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,611	11,602
Doxim, Inc.(1) (2)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	624	609	609
RugsUSA, LLC(1) (2)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,798	5,796
Smarsh, Inc.(1) (2)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	17,401	17,289	17,271

Total 1st Lien/Last-Out Unitranche						35,307	35,278

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value

2nd Lien/Senior Secured Debt – 34.61%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	$ 5,738	$5,644	$5,637
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	9.91%	L + 8.00% PIK	11/19/2021	23,453	23,453	22,515
DiscoverOrg, LLC(2)	Software	10.19%	L + 8.50%	02/01/2027	10,000	9,861	10,000
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,448	19,454
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	7,000	6,851	6,825
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(18)	(45)
GK Holdings, Inc. (dba Global Knowledge)	IT Services	12.19%	L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,977	2,100
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,832	1,827
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	680	91	85
ICP Industrial, Inc.(1) (2)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,026	19,992
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	2,500
Market Track, LLC(1) (2)	Internet & Catalog Retail	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,695	21,368
MPI Products LLC(1) (4) (8)	Auto Components		L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,090	12,700
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,678	18,384
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,381	18,067
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,107	40,937
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,222	4,925
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,868	14,854
Zep Inc.(2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,332	11,900

Total 2nd Lien/Senior Secured Debt						263,440	234,025

Unsecured Debt – 1.10%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	4,417	4,417	4,417
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,928	1,928	1,928
Conergy Asia & ME Pte. LTD.^ (1) (5)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						7,409	7,409

Investment *	Industry	Interest Rate	Par Amount/Shares (++)	Cost	Fair Value

Preferred Stock – 7.21%
Accuity Delivery Systems, LLC^ (1) (2) (6) (9)	Health Care Providers & Services		$ 97,130	$3,200	$5,119
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		250,000	25,000	23,100
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		1,108,333	10,186	18,476
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		600,000	600	–
Kawa Solar Holdings Limited^ (1) (5) (8) (9)	Construction & Engineering	8.00%	63,260	778	–
Wine.com, LLC(1) (2) (6) (9)	Beverages		221,072	1,900	2,067

Total Preferred Stock				41,664	48,762

Common Stock – 7.12%
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		406,226	29,230	23,764
Bolttech Mannings, Inc.^^ (1) (6) (9)	Commercial Services & Supplies		8,000	6,591	339
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		453,383	2,393	7,427
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B^^^ (1) (2) (9)	Health Care Providers & Services		8,464	1,141	1,617
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units^^^ (1) (2) (5) (6) (9)	Health Care Providers & Services		7,988	159	464
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		2,000	4,700	–
Country Fresh Holding Company Inc.(1) (2) (6) (9)	Food Products		671	839	582
Elah Holdings, Inc.^ (1) (2) (6) (9)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (1) (6) (9)	Energy Equipment & Services		28,898	7,003	7,967
Kawa Solar Holdings Limited^ (1) (5) (6) (9)	Construction & Engineering		1,399,556	–	–
National Spine and Pain Centers, LLC(1) (2) (6) (9)	Health Care Providers & Services		600	600	120
Prairie Provident Resources, Inc.^^^ (5) (6)	Oil, Gas & Consumable Fuels		3,579,988	9,237	124
Wrike, Inc.(1) (2) (6) (9)	Professional Services		3,484,784	2,165	3,004
Yasso, Inc.(1) (2) (6) (9)	Food Products		850	850	466

Total Common Stock				67,142	48,108
TOTAL INVESTMENTS – 215.09%				$1,509,847	$1,454,252

LIABILITIES IN EXCESS OF OTHER ASSETS – (115.09%)					$(778,127)

NET ASSETS – 100.00%					$676,125

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.00%, 1.91%, 1.91%, 1.83%, 1.76% and 1.63%, respectively. As of December 31, 2019, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”).

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

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies”.

(4)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.
(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019 the aggregate fair value of these securities is $55,945 or 3.79% of the Company’s total assets.

(6)	Non-income producing security.
(7)

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

(8)	The investment is on non-accrual status as of December 31, 2019.
(9)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $96,746 or 14.31% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Animal Supply Holdings, LLC – Common Stock	02/22/2019
Animal Supply Holdings, LLC – Preferred Stock	02/22/2019
Bolttech Mannings, Inc. – Common Stock	12/22/2017
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) – Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) – Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units – Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. – Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. – Preferred Stock	08/23/2017
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
Iracore International Holdings, Inc. – Common Stock	04/13/2017
Kawa Solar Holdings Limited – Common Stock	08/17/2016
Kawa Solar Holdings Limited – Preferred Stock	10/25/2016
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017
PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)

Bank of America, N.A.	USD 162	EUR 147	01/06/2020	$(3)
Bank of America, N.A.	USD 393	EUR 325	01/06/2020	29
Bank of America, N.A.	USD 248	EUR 223	04/06/2020	(4)
Bank of America, N.A.	USD 399	EUR 327	04/06/2020	30
Bank of America, N.A.	USD 237	EUR 212	07/06/2020	(4)
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	31
Bank of America, N.A.	USD 536	EUR 479	10/05/2020	(10)
Bank of America, N.A.	USD 528	EUR 468	01/05/2021	(10)
Bank of America, N.A.	USD 517	EUR 457	04/06/2021	(10)
Bank of America, N.A.	USD 517	EUR 455	07/06/2021	(11)
Bank of America, N.A.	USD 294	EUR 258	10/05/2021	(6)

				$32

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	$29,895	$29,321	$29,297
iCIMS, Inc.(2) (3) (4) (6)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(35)	(37)
Infinity Sales Group(3) (8)	Media	13.31%	L + 10.50%; 1.00% Floor	11/23/2020	29,529	30,739	29,529
Integral Ad Science, Inc.(2) (3)	Interactive Media & Services	9.78%	L + 7.25% (incl.1.25% PIK); 1.00% Floor	07/19/2024	23,733	23,289	23,258
Integral Ad Science, Inc.(2) (3) (4) (6)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(33)	(36)
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	11.63%	L + 9.00%; 1.00% Floor	04/12/2021	3,389	3,389	3,389
Kawa Solar Holdings Limited^ (3) (7) (9)	Construction & Engineering		L + 8.00% PIK	05/26/2020	8,460	8,150	8,066
Kawa Solar Holdings Limited^ (3) (7) (10)	Construction & Engineering			05/26/2020	5,201	2,683	–
Legacy Buyer Corp.(3)	Health Care Providers & Services	10.81%	L + 8.00%; 1.00% Floor	10/24/2019	22,841	22,746	22,841
Legacy Buyer Corp.(3) (4) (6)	Health Care Providers & Services		L + 8.00%; 1.00% Floor	10/24/2019	2,500	(10)	–
Lithium Technologies, Inc.(2) (3)	Interactive Media & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,194	38,187
Lithium Technologies, Inc.(2) (3) (4) (6)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(50)	(54)
Madison-Kipp Corporation(3)	Machinery	11.53%	L + 9.00%; 1.00% Floor	05/26/2020	29,879	29,677	29,805
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	12,541	12,421	12,416
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	8,900	8,725	8,722
MMIT Holdings, LLC(2) (4) (6)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	2,550	(50)	(51)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,601	8,477	8,494
Netvoyage Corporation(2) (3) (4) (6)	Software		L + 9.00%; 1.00% Floor	03/24/2022	654	(8)	(8)
Picture Head Midco LLC(2) (3)	Entertainment	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	23,120	22,683	22,658
Picture Head Midco LLC(2) (3) (4)	Entertainment	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	2,540	738	711
Picture Head Midco LLC(2) (3) (4) (6)	Entertainment		L + 6.75%; 1.00% Floor	08/31/2023	2,540	(47)	(51)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	7,600	7,581	7,562
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	20,063	19,601	19,511
SPay, Inc.(2) (3)	Interactive Media & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	10,300	10,109	10,042
SPay, Inc.(2) (3) (4)	Interactive Media & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	815	807
SPay, Inc.(2) (3) (4) (6)	Interactive Media & Services		L + 5.75%; 1.00% Floor	06/17/2024	5,720	(52)	(143)
The Merit Distribution Group, LLC(3)	Distributors	14.06%	L + 11.25%; 0.50% Floor	04/08/2021	22,375	22,071	22,207
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	11.80%	L + 9.00%; 1.00% Floor	08/13/2021	29,954	29,643	27,782
Vexos, Inc.(3)	Electronic Equipment, Instruments & Components	11.90%	L + 9.50%; 1.00% Floor	10/09/2019	36,235	36,089	35,872
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	3,683	2,776	2,774
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	175	88	88
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,274	6,272
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	19,712	19,317	19,317
Wrike, Inc.(2) (4) (6)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(32)	(32)
Xactly Corporation(2) (3)	IT Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	22,860	22,504	22,517
Xactly Corporation(2) (3) (4) (6)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(25)	(25)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	8,119	8,006	7,733

Total 1st Lien/Senior Secured Debt						738,626	729,604

1st Lien/Last-Out Unitranche (11) – 15.05%
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	6,000	5,883	5,850
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,555	11,543
Mervin Manufacturing, Inc.(3)	Leisure Equipment & Products	9.94%	L + 7.50%	10/10/2019	11,165	11,120	10,746
NTS Communications, Inc.^ (3) (9)	Diversified Telecommunication Services		L + 9.00% PIK; 1.25% Floor	06/06/2019	58,747	55,968	49,054

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
NTS Communications, Inc.^ (3)	Diversified Telecommunication Services	11.81%	L + 9.00% PIK; 1.25% Floor	06/06/2019	$6,503	$6,309	$6,503
RugsUSA, LLC(2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,788	5,781
Smarsh, Inc.(2) (3)	Interactive Media & Services	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	17,578	17,381	17,402

Total 1st Lien/Last-Out Unitranche						114,004	106,879
2nd Lien/Senior Secured Debt – 55.21%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,624	5,623
ASC Acquisition Holdings, LLC(3) (9)	Distributors		L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	30,307	29,689	21,745
ASC Acquisition Holdings, LLC (3) (9)	Distributors		L + 17.00% (incl. 4.00% PIK); 1.00% Floor	12/15/2022	24,851	24,423	17,831
Bolttech Mannings, Inc.^^ (3)	Commercial Services & Supplies	10.74%	L + 8.00% PIK	11/19/2021	19,626	19,626	19,429
Country Fresh Holdings, LLC(2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	9,400	9,246	7,802
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	59,500	58,540	59,054
DuBois Chemicals, Inc.(2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	26,220	25,775	25,696
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,404	19,404
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	7,000	6,832	6,808
Genesis Acquisition Co.(2) (3) (4) (6)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(21)	(49)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,826	1,827
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	680	90	85
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	19,960	19,941
IHS Intermediate Inc.(3)	Health Care Providers & Services	10.74%	L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,880	9,350
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	5,100	5,077	4,998
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,628	21,090
MPI Products LLC(3)	Auto Components	11.71%	L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,924	19,700
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,615	18,623
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,339	18,207
P2 Upstream Acquisition Co.	Software	10.60%	L + 8.00%; 1.00% Floor	04/30/2021	3,500	3,486	3,325
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,027	40,833
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,219	6,060
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	8,260	8,181	8,012
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	15,300	14,887	14,879
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,274	21,658

Total 2nd Lien/Senior Secured Debt						411,551	391,931

Unsecured Debt – 0.94%
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		12/15/2019	3,931	3,931	3,922
CB-HDT Holdings, Inc.^ (3)	Aerospace & Defense	12.00% PIK		03/05/2021	1,716	1,716	1,711
Conergy Asia & ME Pte. LTD.^ (3) (7)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						6,711	6,697

Total Corporate Debt						1,270,892	1,235,111

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies and to effect the Merger (as defined below).

The Merger

On December 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of the Company and GS MMLC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company (the “First Merger”) and, immediately thereafter, GS MMLC will merge with and into the Company, with the Company continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).

In the First Merger, each share of GS MMLC common stock issued and outstanding immediately prior to the effective time of the First Merger (other than certain excluded shares as described in the Merger Agreement) will be converted into 0.9939 shares of the Company’s common stock (the “Exchange Ratio”). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time of the First Merger, (i) either the Company or GS MMLC declares or pays an extraordinary dividend, or (ii) the respective outstanding shares of the Company’s common stock or GS MMLC common stock shall have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, in each case, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities shall be declared with a record date within such period, other than shares issued pursuant to the Company’s distribution reinvestment plan, as permitted by the Merger Agreement. Any holder of GS MMLC common stock converted pursuant to the First Merger that would otherwise have been entitled to receive a fraction of a share of the Company’s common stock will receive cash in lieu thereof.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and GS MMLC’s businesses during the period prior to the closing of the Merger. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Years Ended December 31,
	2019	2018	2017
Prepayment premiums	$1,925	$2,643	$2,538
Accelerated amortization of upfront loan origination fees and unamortized discounts	$4,573	$3,265	$4,531

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 2.0% and 1.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively. As of December 31, 2018, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 8.3% and 7.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value, respectively.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2019 and December 31, 2018, the Company held an aggregate cash balance of $9,409 and $6,113, respectively. Foreign currency of $1,003 and $257 (acquisition cost of $991 and $255) is included in cash as of December 31, 2019 and December 31, 2018, respectively.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2019, 2018 and 2017 the Company accrued excise taxes of $1,815, $1,589 and $1,552, respectively. As of December 31, 2019, $1,979 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent, and the offering of the Company’s 4.50% Convertible Notes due 2022 (the “Convertible Notes”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facility and Convertible Notes. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to the Convertible Notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee (i) was calculated at an annual rate of 1.50% (0.375% per quarter) (the “Original Rate”) through June 14, 2018 and (ii) an annual rate of 1.00% (0.25% per quarter) (the “New Rate”) thereafter, in each case, of the average value of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter (including any quarter during which both the Original Rate and the New Rate were in effect) will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the years ended December 31, 2019, 2018 and 2017, Management Fees amounted to $14,696, $15,971 and $17,828, respectively. As of December 31, 2019, $3,653 remained payable.

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

For the years ended December 31, 2019, 2018 and 2017 the Company incurred Incentive Fees based on income of $9,220, $13,988 and $12,775, respectively. As of December 31, 2019, $1,850 remained payable. For the years ended December 31, 2019, 2018 and 2017 the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income for the next five quarters, commencing with the quarter ending December 31, 2019 and through and including the quarter ending December 31, 2020, otherwise payable by the Company under the Investment Management Agreement and the proposed New Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the year ended December 31, 2019, GSAM agreed to waive $394 of the Incentive Fees.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $957, $920 and $803, respectively. As of December 31, 2019, $160 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. From the IPO to May 1, 2016, State Street Bank and Trust Company served as the Transfer Agent and dividend agent. Prior to the IPO, GS & Co. was the Transfer Agent. For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses for services provided by the Transfer Agent of $14, $16 and $21, respectively. As of December 31, 2019, $3 remained payable.

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

In connection with this authorization, the Company entered into a 10b5-1 plan (the “Initial Company 10b5-1 Plan”). The Initial Company 10b5-1 Plan initially took effect on March 18, 2016 (with any purchases to commence after the opening of NYSE trading on March 21, 2016), was subsequently renewed and expired on March 18, 2018. The Company entered into an agreement to renew the Initial Company 10b5-1 Plan on May 14, 2018, which was terminated on June 27, 2018 in connection with the Company’s offering of Convertible Notes. See Notes 6 “Debt”. On June 27, 2018, the Company entered into an agreement to renew the Company 10b5-1 Plan with any purchases pursuant to the agreement to commence on September 25, 2018. The Initial Company 10b5-1 Plan expired on March 18, 2019.

In February 2019, our Board of Directors approved the “Company 10b5-1 Plan”, which provides for us to repurchase up to $25,000 of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The Company 10b5-1 Plan took effect on March 18, 2019, expires on March 18, 2020 and purchases thereunder will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws. The Company 10b5-1 Plan was temporarily suspended on December 9, 2019 and remains suspended as of December 31, 2019.

The Company’s repurchase of its common stock under the New Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the years ended December 31, 2019, 2018 and 2017, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan, the New Company 10b5-1 Plan or otherwise.

Affiliates

As of December 31, 2019 and December 31, 2018, Group Inc. owned 16.06% and 16.12%, respectively, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2019
Controlled Affiliates
Animal Supply Holdings LLC	$–	$58,075	$–	$–	$(7,390)	$50,685	$337
Bolttech Mannings, Inc.	23,863	3,827	–	–	(4,836)	22,854	2,245
Senior Credit Fund, LLC(1)	96,456	125,555	(224,926)	(629)	3,544	–	3,450

Total Controlled Affiliates	$120,319	$187,457	$(224,926)	$(629)	$(8,682)	$73,539	$6,032

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$–	$332,086	$(332,086)	$–	$–	$–	$70
Accuity Delivery Systems, LLC	13,730	53	–	–	1,430	15,213	1,039
CB-HDT Holdings, Inc.	26,854	698	–	–	4,696	32,248	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	10,273	6,523	–	–	515	17,311	1,060
Conergy Asia Holdings, Ltd	1,064	–	–	–	–	1,064	106
Elah Holdings, Inc.	2,234	–	–	–	–	2,234	–
Iracore International Holdings, Ltd	7,807	–	(472)	–	3,549	10,884	393
Kawa Solar Holdings Limited	8,066	–	(4,575)	–	11	3,502	–
NTS Communications, Inc.	55,557	576	(55,817)	(7,226)	6,910	–	734
Prairie Provident Resources, Inc.	504	–	–	–	(380)	124	–

Total Non-Controlled Affiliates	$126,089	$339,936	$(392,950)	$(7,226)	$16,731	$82,580	$4,100

Total Affiliates	$246,408	$527,393	$(617,876)	$(7,855)	$8,049	$156,119	$10,132

	Beginning Fair Value Balance	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2018
Controlled Affiliates
Bolttech Mannings, Inc.	$20,569	$5,648	$–	$–	$(2,354)	$23,863	$1,791
Senior Credit Fund, LLC(1)	92,097	5,658	–	–	(1,299)	96,456	10,550

Total Controlled Affiliates	$112,666	$11,306	$–	$–	$(3,653)	$120,319	$12,341

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(2)	$11,539	$243,137	$(254,676)	$–	$–	$–	$53
Accuity Delivery Systems, LLC	–	13,092	–	–	638	13,730	568
CB-HDT Holdings, Inc.	19,345	2,148	–	–	5,361	26,854	589
Collaborative Imaging Holdco, LLC	–	10,077	–	–	196	10,273	703
Conergy Asia Holdings, Ltd	4,832	664	–	–	(4,432)	1,064	68
Elah Holdings, Inc.	–	2,234	–	–	–	2,234	–
Iracore International Holdings, Ltd	9,602	–	–	–	(1,795)	7,807	380
Kawa Solar Holdings Limited	8,918	153	(664)	9	(350)	8,066	151
NTS Communications, Inc.	51,538	6,459	–	–	(2,440)	55,557	6,453
Prairie Provident Resources, Inc.	1,233	–	–	–	(729)	504	–

Total Non-Controlled Affiliates	$107,007	$277,964	$(255,340)	$9	$(3,551)	$126,089	$8,965

Total Affiliates	$219,673	$289,270	$(255,340)	$9	$(7,204)	$246,408	$21,306

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

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. In evaluating these investments, there are three tests utilized to determine if any of the controlled affiliated investments are considered significant subsidiaries: the investment test, the asset test, and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceeds 20%. Rule 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10% and summarized financial information in a quarterly report if any of the three tests exceeds 20%.

As of December 31, 2019 and for the year ended December 31, 2019, the Company’s investment in Animal Supply Holdings LLC and Bolttech Mannings, Inc. exceeded the 10% threshold in at least one of the tests under Rule 4-08(g). Included below are the summarized financial information for the aforementioned investments.

	As of December 31, 2019	As of December 31, 2018
Selected Balance Sheet Information
Current assets	$139,837	$170,452
Non-current assets	$162,564	$170,075
Current liabilities	$68,677	$91,540
Non-current liabilities	$183,080	$297,467

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Selected Income Statement Information
Revenues	$744,558	$918,064	$944,442
Gross profit	$149,993	$173,573	$186,557
Net income (loss)	$86,847	$(88,109)	$24,474

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2019 and December 31, 2018, there were $234 and $282, respectively, included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co invest with Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), GS MMLC, Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS PMMC, GS MMLC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,094,885	$1,080,670	$738,626	$729,604
1st Lien/Last-Out Unitranche	35,307	35,278	114,004	106,879
2nd Lien/Senior Secured Debt	263,440	234,025	411,551	391,931
Unsecured Debt	7,409	7,409	6,711	6,697
Preferred Stock	41,664	48,762	16,851	21,534
Common Stock	67,142	48,108	37,815	22,343
Investment Funds & Vehicles(1)	–	–	100,000	96,456

Total Investments	$1,509,847	$1,454,252	$1,425,558	$1,375,444

(1)	Includes equity investment in the Senior Credit Fund as of December 31, 2018.

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	10.9%	23.5%	8.0%	15.5%
Software	8.2	17.7	10.2	19.9
Interactive Media & Services	7.4	15.9	6.5	12.6
IT Services	6.5	14.1	6.5	12.5
Health Care Technology	6.3	13.6	1.6	3.1
Health Care Equipment & Supplies	5.9	12.6	4.3	8.2
Real Estate Management & Development	5.1	11.0	0.9	1.8
Professional Services	5.0	10.7	3.0	5.7
Commercial Services & Supplies	4.5	9.6	2.0	3.8
Distributors	3.5	7.5	5.8	11.2
Air Freight & Logistics	3.2	7.0	3.0	5.8
Diversified Financial Services	2.8	6.1	3.1	6.1
Diversified Consumer Services	2.6	5.7	–	–
Road & Rail	2.5	5.4	2.2	4.3
Hotels, Restaurants & Leisure	2.4	5.2	–	–
Chemicals	2.4	5.2	4.9	9.5
Aerospace & Defense	2.2	4.8	3.2	6.2
Internet & Catalog Retail	2.0	4.3	1.5	3.0
Media	1.9	4.1	2.1	4.2
Household Products	1.7	3.6	1.8	3.6
Transportation Infrastructure	1.5	3.2	–	–
Auto Components	1.4	3.0	2.0	3.8
Diversified Telecommunication Services	1.4	2.9	5.6	10.9
Entertainment	1.3	2.7	1.7	3.3
Life Sciences Tools & Services	1.0	2.1	0.4	0.8
Textiles, Apparel & Luxury Goods	0.9	1.8	–	–
Trading Companies & Distributors	0.8	1.7	–	–
Energy Equipment & Services	0.8	1.6	0.6	1.1
Leisure Equipment & Products	0.7	1.6	0.8	1.5
Insurance	0.7	1.6	–	–
Food Products	0.6	1.3	1.1	2.2
Beverages	0.6	1.2	0.6	1.2
Communications Equipment	0.5	1.1	–	–
Containers & Packaging	0.3	0.7	0.4	0.9
Construction & Engineering	0.3	0.7	0.7	1.3
Capital Markets	0.2	0.3	0.2	0.3
Oil, Gas & Consumable Fuels	0.0	0.0	–	–
Investment Funds & Vehicles	–	–	7.0	13.6
Electronic Equipment, Instruments & Components	–	–	4.0	7.6
Machinery	–	–	2.2	4.2
Specialty Retail	–	–	2.1	4.1

Total	100.0%	215.1%	100.0%	193.8%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2019	December 31, 2018
United States	95.7%	97.9%
Canada	2.6	–
Ireland	1.4	1.4
Germany	0.2	0.6
Singapore	0.1	0.1

Total	100.0%	100.0%

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

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its members their pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by the Company included senior secured loans of $215,103 and $210,088 at amortized cost and at fair value, respectively and cash of $9,822. In addition, the Company assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5,664, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by the Company have been included in the Company’s consolidated financial statements and notes thereto. After the satisfaction of all remaining liabilities and the distribution of remaining assets, the Senior Credit Fund was terminated.

Senior Credit Fund Portfolio as of December 31, 2018

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
1st Lien/Senior Secured Debt
3SI Security Systems, Inc.	Commercial Services & Supplies	8.54%	L + 5.75%; 1.00% Floor	06/16/2023	$29,849	$29,533	$29,550
A Place For Mom, Inc.	Diversified Consumer Services	6.27%	L + 3.75%; 1.00% Floor	08/10/2024	17,865	17,849	17,865
AMCP Clean Acquisition Company, LLC	Commercial Services & Supplies	7.05%	L + 4.25%	06/16/2025	8,827	8,785	8,705
AMCP Clean Acquisition Company, LLC(1)	Commercial Services & Supplies	6.93%	L + 4.25%	06/16/2025	2,129	826	804
Ansira Partners, Inc.	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	9,249	9,182	9,203
Ansira Partners, Inc.(1)	Media	8.27%	L + 5.75%; 1.00% Floor	12/20/2022	566	136	138
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	14,976	14,903	14,078
ATX Networks Corp.	Communications Equipment	9.80%	L + 7.00% (Incl. 1.00% PIK); 1.00% Floor	06/11/2021	952	936	895
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.02%	L + 4.50%; 1.00% Floor	09/11/2023	14,660	14,555	14,367
Barbri, Inc.	Media	6.60%	L + 4.25%; 1.00% Floor	12/01/2023	12,486	12,434	12,174
CST Buyer Company	Diversified Consumer Services	7.52%	L + 5.00%; 1.00% Floor	03/01/2023	18,671	18,290	18,438
CST Buyer Company(1) (2)	Diversified Consumer Services		L + 5.00%; 1.00% Floor	03/01/2023	1,800	(35)	(22)
DBRS Limited	Capital Markets	7.96%	L + 5.25%; 1.00% Floor	03/04/2022	11,550	11,490	11,377
DiscoverOrg, LLC(3)	Software	7.03%	L + 4.50%; 1.00% Floor	08/25/2023	7,900	7,868	7,861
Drilling Info Holdings, Inc.	Oil & Gas	6.77%	L + 4.25%	07/30/2025	17,001	16,920	16,895
Drilling Info Holdings, Inc.(1) (2)	Oil & Gas		L + 4.25%	07/30/2025	1,460	(7)	(9)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	8,989	8,806	8,809
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,791	1,756	1,755
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,135	1,113	1,113
FWR Holding Corporation(1)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,175	417	417
GH Holding Company	Real Estate Management & Development	7.02%	L + 4.50%	02/28/2023	14,888	14,824	14,813
GI Revelation Acquisition LLC	Internet Software & Services	7.52%	L + 5.00%	04/16/2025	9,459	9,415	9,281
GK Holdings, Inc.	IT Services	8.80%	L + 6.00%; 1.00% Floor	01/20/2021	17,280	17,232	15,725
GlobalTranz Enterprises, Inc.	Road & Rail	6.77%	L + 4.25%	06/29/2025	21,945	21,840	21,835
GlobalTranz Enterprises, Inc.(1) (2)	Road & Rail		L + 4.25%	06/29/2025	4,000	–	(20)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	10,503	10,403	10,188
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.02%	L + 4.50%; 1.00% Floor	06/30/2025	4,423	4,380	4,290
HC Group Holdings III, Inc.	Health Care Providers & Services	6.27%	L + 3.75%	04/07/2022	8,708	8,684	8,599
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	17,762	17,623	17,406
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	288	(2)	(6)
Hygiena Borrower LLC(1) (2) (3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,867	(20)	(37)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value
Jill Acquisition LLC	Textiles, Apparel & Luxury Goods	7.53%	L + 5.00%; 1.00% Floor	05/08/2022	$13,839	$13,774	$13,620
Lattice Semiconductor Corporation	Semiconductors & Semiconductor Equipment	6.63%	L + 4.25%; 1.00% Floor	03/10/2021	9,212	9,122	9,212
Output Services Group, Inc.	Diversified Consumer Services	6.77%	L + 4.25%; 1.00% Floor	03/27/2024	6,978	6,951	6,751
Output Services Group, Inc.(1) (2)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	1,026	–	(33)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	6,542	6,528	6,526
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.52%	L + 4.00%	06/11/2023	1,878	1,874	1,874
Pharmalogic Holdings Corp.(1) (2)	Health Care Equipment & Supplies		L + 4.00%	06/11/2023	3,537	(8)	(9)
Professional Physical Therapy(4)	Health Care Providers & Services		L + 7.50% PIK; 1.00% Floor	12/16/2022	11,265	10,283	9,350
Regulatory DataCorp, Inc.	Diversified Financial Services	7.02%	L + 4.50%; 1.00% Floor	09/21/2022	4,962	4,962	4,863
SciQuest, Inc.	Internet Software & Services	6.53%	L + 4.00%; 1.00% Floor	12/28/2024	19,850	19,763	19,453
SMS Systems Maintenance Services, Inc.	IT Services	7.52%	L + 5.00%; 1.00% Floor	10/30/2023	14,700	14,644	10,924
Stackpath, LLC	Internet Software & Services	7.59%	L + 5.00%; 1.00% Floor	02/03/2023	16,703	16,580	16,034
Tronair Parent Inc.	Air Freight & Logistics	7.56%	L + 4.75%; 1.00% Floor	09/08/2023	13,685	13,589	13,138
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.52%	L + 5.00%; 1.00% Floor	05/14/2021	12,740	12,665	12,676
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	27,361	26,966	27,087
VRC Companies, LLC(1) (3)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	1,412	699	706

Total 1st Lien/Senior Secured Debt						438,528	428,659

1st Lien/Last-Out Unitranche (5)
ASC Acquisition Holdings, LLC(3)	Distributors	10.03%	L + 7.50%; 1.00% Floor	12/15/2021	8,063	8,010	7,861

Total 1st Lien/Last-Out Unitranche						8,010	7,861

2nd Lien/Senior Secured Debt
DiscoverOrg, LLC(3)	Software	11.03%	L + 8.50%; 1.00% Floor	02/23/2024	10,500	10,370	10,421
GK Holdings, Inc.	IT Services	13.05%	L + 10.25%; 1.00% Floor	01/20/2022	6,000	5,935	4,860

Total 2nd Lien/Senior Secured Debt						16,305	15,281

Total Corporate Debt						462,843	451,801

	Yield		Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^	2.34	%(6)	5,292,068	$5,292	$5,292

Total Investments in Affiliated Money Market Fund				5,292	5,292

TOTAL INVESTMENTS				$468,135	$457,093

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

PIK – Payment-In-Kind

Below is selected balance sheet information for the Senior Credit Fund as of December 31, 2018:

As of December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$457,093
Cash and other assets	42,847

Total assets	$499,940

Debt (1)	$298,339
Other liabilities	8,689

Total liabilities	$307,028

Members’ equity	192,912

Total liabilities and members’ equity	$499,940

(1)	Net of deferred financing costs for the SPV I Term Loan Facility, which were in the amount of $2,161 as of December 31, 2018.

Below is selected statements of operations information for the Senior Credit Fund for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31, 2019*	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Selected Statements of Operations Information:
Total investment income	$12,819	$39,129	$37,681

Expenses:
Interest and other debt expenses	$10,566	$15,599	$13,452
Excess loan origination and structuring fees	–	–	1,308
Professional fees	378	694	625
Administration and custodian fees	156	396	400
Other expenses	8	67	150

Total expenses	$11,108	$16,756	$15,935

Total net income	$1,711	$22,373	$21,746

*	Senior Credit Fund ceased operations effective May 8, 2019

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$831,066	• Discount Rate	5.8% – 14.6% (8.9%)
Collateral analysis:
		• Recovery Rate	89.4%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$35,278	• Discount Rate	8.5% – 10.1% (9.7%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$187,033	• Discount Rate	9.9% – 11.7% (10.6%)
Comparable multiples:
		• EV/EBITDA(5)	11.0x – 18.9x (7.8x)
Collateral analysis:
		• Recovery Rate	16.1% – 63.5% (59.3%)
	Unsecured Debt	Discounted cash flows:
	$7,409	• Discount Rate	11.9% – 12.0% (11.9%)
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$48,762	• EV/Revenue	1.0x – 3.2x (1.3x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x – 19.0x (8.8x)
	Common Stock	Discounted cash flows:
	$47,984	• Discount Rate	13.9% – 31.0% (23.8%)
Comparable multiples:
		• EV/Revenue	0.6x – 9.7x (9.0x)
Comparable multiples:
		• EV/EBITDA(5)	4.3x – 12.7x (7.4x)
(1)

Included within Level 3 Assets of $1,340,553 is an amount of $183,021 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,041,020 or 83.7% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy.

	December 31, 2019				December 31, 2018
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$80,583	$1,000,087	$1,080,670	$–	$18,400	$711,204	$729,604
1st Lien/Last-Out Unitranche	–	–	35,278	35,278	–	–	106,879	106,879
2nd Lien/Senior Secured Debt	–	32,992	201,033	234,025	–	43,190	348,741	391,931
Unsecured Debt	–	–	7,409	7,409	–	–	6,697	6,697
Preferred Stock	–	–	48,762	48,762	–	–	21,534	21,534
Common Stock	124	–	47,984	48,108	–	504	21,839	22,343

Subtotal	$124	$113,575	$1,340,553	$1,454,252	$–	$62,094	$1,216,894	$1,278,988

Investments measured at NAV(1)								96,456

Total assets	$124	$113,575	$1,340,553	$1,454,252	$–	$62,094	$1,216,894	$1,375,444

Foreign currency forward contracts (asset) (2)	$–	$32	$–	$32	$–	$89	$–	$89

(1)	Includes equity investment in the Senior Credit Fund.
(2)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the years ended December 31, 2019 and 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

The below table presents a summary of changes in fair value of Level 3 assets by investment type.

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2019
1st Lien/Senior Secured Debt	$711,204	$638,487	$168	$(3,071)	$(343,954)	$4,815	$–	$(7,562)	$1,000,087	$(2,859)
1st Lien/Last-Out Unitranche	106,879	1,015	(6,923)	7,095	(73,157)	369	–	–	35,278	(31)
2nd Lien/Senior Secured Debt	348,741	5,852	(33,167)	(8,717)	(129,214)	1,940	21,658	(6,060)	201,033	(24,762)
Unsecured Debt	6,697	698	–	14	–	–	–	–	7,409	14
Preferred Stock	21,534	25,000	(187)	2,415	–	–	–	–	48,762	2,228
Common Stock	21,839	30,070	1,760	(3,182)	(2,503)	–	–	–	47,984	(2,815)

Total assets	$1,216,894	$701,122	$(38,349)	$(5,446)	$(548,828)	$7,124	$21,658	$(13,622)	$1,340,553	$(28,225)

For the Year Ended December 31, 2018
1st Lien/Senior Secured Debt	$387,473	$347,195	$(10)	$(2,216)	$(24,800)	$3,562	$–	$–	$711,204	$(2,216)
1st Lien/Last-Out Unitranche	273,965	32,302	–	(2,204)	(199,848)	2,664	–	–	106,879	(2,114)
2nd Lien/Senior Secured Debt	374,915	103,342	–	(18,487)	(118,934)	2,792	5,113	–	348,741	(18,466)
Unsecured Debt	3,900	2,811	–	(14)	–	–	–	–	6,697	(14)
Preferred Stock	12,836	5,100	–	3,598	–	–	–	–	21,534	3,598
Common Stock	22,606	5,698	1,550	(5,865)	(2,150)	–	–	–	21,839	(5,865)

Total assets	$1,075,695	$496,448	$1,540	$(25,188)	$(345,732)	$9,018	$5,113	$–	$1,216,894	$(25,077)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2019 and December 31, 2018, approximates its carrying value. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2019 and December 31, 2018 was $160,689 and $151,125, respectively, based on broker quotes received by the Company.

6.	DEBT

On June 15, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company. As a result of this approval, the Company is now permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. As of December 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 187% and 206%, respectively.

As of the dates indicated, the Company’s outstanding debt was as follows:

	December 31, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$177,039	$618,407	$695,000	$186,049	$509,419
Convertible Notes(3)	155,000	–	151,320	155,000	–	149,682

Total Debt	$950,000	$177,039	$769,727	$850,000	$186,049	$659,101

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $580,550 and in Euros (EUR) of EUR 33,750. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $470,750 and in Euros (EUR) of EUR 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $2,648 and OID net of accretion of $1,032 as of December 31, 2019, and net of unamortized debt issuance costs of $3,862 and OID net of accretion of $1,456 as of December 31, 2018.

(4)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2019 and the year ended December 31, 2018 was 4.25% and 4.10% respectively.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. Truist Bank (formerly known as SunTrust Bank) serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018 and September 17, 2018.

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

Costs of $12,093 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2019 and December 31, 2018, deferred financing costs were $4,427 and $5,436, respectively.

The below table presents the summary information of the Revolving Credit Facility.

	For the Years Ended December 31,
	2019	2018	2017

Borrowing interest expense	$25,586	$16,523	$11,340
Facility fees	690	1,071	989
Amortization of financing costs	1,424	1,318	1,235

Total	$27,700	$18,912	$13,564

Weighted average interest rate	4.18%	3.97%	3.14%
Average outstanding balance	$611,498	$416,119	$360,981

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

As of the dates indicated, the below table presents the components of the carrying value of the Convertible Notes:

	December 31, 2019	December 31, 2018

Principal amount of debt	$155,000	$155,000
OID, net of accretion	1,032	1,456
Unamortized debt issuance costs	2,648	3,862

Carrying value	$151,320	$149,682

Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.77%	4.76%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Years Ended December 31,
	2019	2018	2017

Borrowing interest expense	$6,975	$6,070	$5,175
Accretion of OID	424	267	117
Amortization of debt issuance costs	1,214	983	751

Total	$8,613	$7,320	$6,043

7.	DERIVATIVES

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

For the year ended December 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,930. For the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $3,215.

As of the dates indicated, the table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements.

	Presented on the Consolidated Statements of Financial Condition
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2019

Bank of America, N.A.	$32	$–	$32	$–	$32

December 31, 2018

Bank of America, N.A.	$89	$–	$89	$–	$89

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2019	2018
Net realized gain (loss) on foreign currency forward contracts	$151	$7
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(57)	89

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$94	$96

The Company did not hold any derivative instruments during the year ended December 31, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
1st Lien/Senior Secured Debt
Output Services Group, Inc.	3/27/2020	$24	$–	$(4)	$–
Gastro Health Holdco, LLC	4/13/2020	754	–	(11)	–
Ansira Partners, Inc.	4/16/2020	96	–	(3)	–
GlobalTranz Enterprises, Inc.	5/15/2020	1,992	–	(179)	–
Hygiena Borrower LLC	6/29/2020	715	567	(14)	(11)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	6,220	–	(124)	–
Diligent Corporation	12/19/2020	4,268	9,590	(43)	(120)
Brillio, LLC	2/6/2021	1,510	–	(15)	–
CorePower Yoga LLC	5/14/2021	1,807	–	(27)	–
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	1,418	–	(14)	–
Associations, Inc.	7/30/2021	912	1,892	(9)	(19)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	4,643	–	(81)	–
WebPT, Inc.	8/28/2021	1,274	–	(26)	–
Gastro Health Holdco, LLC	9/13/2021	5,100	–	(77)	–
Elemica Parent, Inc.	9/18/2021	560	–	(14)	–
Bullhorn, Inc.	10/1/2021	727	–	(11)	–
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	2,940	–	(29)	–
Eptam Plastics, Ltd.	12/6/2021	1,830	–	(14)	–
Netvoyage Corporation (dba NetDocuments)	3/24/2022	654	654	(8)	(8)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	394	86	(3)	(1)
Diligent Corporation	4/14/2022	156	780	(2)	(10)
DDS USA Holding, Inc.	6/30/2022	971	1,079	(5)	(8)
Xactly Corporation	7/29/2022	1,697	1,697	(21)	(25)
Hygiena Borrower LLC	8/26/2022	1,313	380	(26)	(8)
Lithium Technologies, Inc.	10/3/2022	2,684	2,684	(40)	(54)
Businessolver.com, Inc.	5/15/2023	941	941	(16)	(19)
Integral Ad Science, Inc.	7/19/2023	1,815	1,815	(27)	(36)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	88	–	(1)	–
Gastro Health Holdco, LLC	9/4/2023	2,000	2,000	(30)	(40)
Empirix, Inc.	9/25/2023	1,300	1,300	(130)	(23)
SPay, Inc. (dba Stack Sports)	6/17/2024	380	304	(12)	(8)
Associations, Inc.	7/30/2024	587	587	(6)	(6)
WebPT, Inc.	8/28/2024	1,062	–	(21)	–
Fenergo Finance 3 Limited	9/5/2024	1,683	1,744	(13)	(59)
Fenergo Finance 3 Limited	9/5/2024	1,182	1,182	(9)	(24)
iCIMS, Inc.	9/12/2024	1,868	1,868	(33)	(37)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	2,295	2,550	(40)	(51)
Wrike, Inc.	12/31/2024	1,600	1,600	(32)	(32)
Apptio, Inc.	1/10/2025	2,225	2,180	(39)	–
ConnectWise, LLC	2/28/2025	1,036	–	(13)	–
Mailgun Technologies, Inc.	3/26/2025	993	–	(17)	–
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	1,800	–	(27)	–
PlanSource Holdings, Inc.	4/22/2025	3,142	–	(63)	–
CorePower Yoga LLC	5/14/2025	678	–	(10)	–
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,169	–	(63)	–
Riverpoint Medical, LLC	6/21/2025	1,644	–	(16)	–

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	1,600	–	(32)	–
WorkForce Software, LLC	7/31/2025	771	–	(15)	–
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	1,764	–	(31)	–
Elemica Parent, Inc.	9/18/2025	253	–	(6)	–
Bullhorn, Inc.	10/1/2025	545	–	(8)	–
CST Buyer Company (dba Intoxalock)	10/3/2025	876	–	–	–
Acquia, Inc.	10/31/2025	1,322	–	(26)	–
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	880	–	(18)	–
Eptam Plastics, Ltd.	12/6/2025	686	–	(10)	–
Legacy Buyer Corp.	10/24/2019	–	2,500	–	–
Businessolver.com, Inc.	5/15/2020	–	1,398	–	(28)
SPay, Inc. (dba Stack Sports)	6/15/2020	–	5,663	–	(143)
Gastro Health Holdco, LLC	9/4/2020	–	5,062	–	(102)
Elemica, Inc.	7/7/2021	–	6,000	–	(75)
Continuum Managed Services LLC	6/8/2022	–	2,220	–	(44)
Datto, Inc.	12/7/2022	–	2,492	–	(19)
Picture Head Midco LLC	8/31/2023	–	1,760	–	(36)
VRC Companies, LLC (dba Vital Records Control)	9/27/2019	–	872	–	(9)
Picture Head Midco LLC	3/31/2019	–	2,540	–	(51)
Diligent Corporation	8/3/2020	–	247	–	(3)
Apptio, Inc.	1/10/2025	–	26,162	–	–

Total 1st Lien/Senior Secured Debt		$84,844	$94,396	$(1,564)	$(1,109)

2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$583	$577	$(10)	$(10)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	1,800	1,777	(45)	(49)

Total 2nd Lien/Senior Secured Debt		$2,383	$2,354	$(55)	$(59)

Total		$87,227	$96,750	$(1,619)	$(1,168)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities.

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

Equity Issuances

There were no sales of the Company’s common stock during the years ended December 31, 2019 and 2018.

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

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45
May 7, 2019	June 28, 2019	July 15, 2019	$0.45
July 30, 2019	September 30, 2019	October 15, 2019	$0.45
October 30, 2019	December 31, 2019	January 15, 2020	$0.45

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2018
February 21, 2018	March 30, 2018	April 16, 2018	$0.45
May 1, 2018	June 29, 2018	July 16, 2018	$0.45
July 31, 2018	September 28, 2018	October 15, 2018	$0.45
October 30, 2018	December 31, 2018	January 15, 2019	$0.45
For the Year Ended December 31, 2017
February 22, 2017	March 31, 2017	April 17, 2017	$0.45
May 1, 2017	June 30, 2017	July 17, 2017	$0.45
August 1, 2017	September 29, 2017	October 16, 2017	$0.45
October 31, 2017	December 29, 2017	January 16, 2018	$0.45

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

The following table summarizes shares distributed pursuant to the dividend reinvestment plan to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
For the Year Ended December 31, 2019
October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306
May 7, 2019	June 28, 2019	July 15, 2019	35,408
July 30, 2019	September 30, 2019	October 15, 2019	29,141
For the Year Ended December 31, 2018
October 31, 2017	December 29, 2017	January 16, 2018	23,824
February 21, 2018	March 30, 2018	April 16, 2018	20,916
May 1, 2018	June 29, 2018	July 16, 2018	20,644
August 1, 2018	September 28, 2018	October 15, 2018	31,576
For the Year Ended December 31, 2017
November 1, 2016	December 31, 2016	January 17, 2017	11,124
February 22, 2017	March 31, 2017	April 17, 2017	11,202
May 1, 2017	June 30, 2017	July 17, 2017	18,417
August 1, 2017	September 29, 2017	October 16, 2017	20,760

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$36,148	$53,678	$49,548
Weighted average shares outstanding	40,313,662	40,184,715	38,633,652
Basic and diluted earnings per share	$0.90	$1.34	$1.28

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2019, 2018 and 2017 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2019, 2018 and 2017, respectively. Therefore, for the years ended December 31, 2019, 2018, and 2017, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	TAX INFORMATION

The tax character of distributions during the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2019	2018	2017
Distributions paid from:
Ordinary Income	$72,574	$72,339	$70,504
Net Long-Term Capital Gains	–	$–	$–

Total Taxable Distributions	$72,574	$72,339	$70,504

As of December 31, 2019, December 31, 2018 and December 31, 2017 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Undistributed Ordinary Income—net	$46,658	$42,231	$33,790
Undistributed Long-Term Capital Gains	$–	$–	$–

Total Undistributed Earnings	$46,658	$42,231	$33,790

Capital Loss Carryforward:
Perpetual Long-Term	$(89,051)	$(78,249)	$(56,664)
Perpetual Short-Term	$–	$(1,503)	$–

Total capital loss carryforwards	$(89,051)	$(79,752)	$(56,664)
Timing Differences (Late year Ordinary Loss Deferral)	$(62)	$(227)	$(25,328)
Unrealized Earnings (Losses)—net	$(58,171)	$(53,195)	$(24,521)

Total Accumulated Earnings (Losses)—net	$(100,626)	$(90,943)	$(72,723)

As of December 31, 2019, December 31, 2018 and December 31, 2017 the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Tax cost	$1,426,453	$1,429,140	$1,294,373
Gross unrealized appreciation	$24,149	$12,268	$6,787
Gross unrealized depreciation	$(82,320)	$(65,463)	$(31,308)

Net unrealized investment appreciation (depreciation) on investments	$(58,171)	$(53,195)	$(24,521)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains (losses) on foreign currency contracts, and differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the year ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company reclassified $(26,743), $(443) and $(1,556), respectively, from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$36,148	$53,678	$49,548
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	4,663	30,260	(35,868)
Income not currently taxable	24,380	(2,986)	(1,461)
Income for tax but not book	(18)	–	–
Expenses not currently deductible	1,694	2,058	1,552
Realized gain(loss) differences	(79,361)	(83,109)	5,060

Taxable income net of capital loss carryforward	$(12,494)	$(99)	$18,831
Capital loss carryforward	89,051	79,752	56,664

Taxable income (1)	$76,557	$79,653	$75,495

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

12.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Per Share Data:(1)
NAV, beginning of year	$17.65	$18.09	$18.31	$18.97	$19.56
Net investment income (loss)	1.98	2.06	2.07	2.10	2.14
Net realized and unrealized gains (losses) (2)	(1.08)	(0.70)	(0.80)	(0.98)	(0.84)
Income tax provision, realized and unrealized gains	–	(0.02)	–	–	–

Net increase (decrease) in net assets resulting from operations	0.90	1.34	1.27	1.12	1.30

Issuance of common stock, net of underwriting and offering costs	–	–	0.31	–	(0.09)
Equity component of convertible notes	–	0.02	–	0.02	–
Distributions declared from net investment income(3)	(1.80)	(1.80)	(1.80)	(1.80)	(1.76)
Distributions declared from net realized gains(3)	–	–	–	–	(0.04)

Total increase (decrease) in net assets	(0.90)	(0.44)	(0.22)	(0.66)	(0.59)

NAV, end of year	$16.75	$17.65	$18.09	$18.31	$18.97

Market price, end of year	$21.28	$18.38	$22.18	$23.52	$19.00
Shares outstanding, end of year	40,367,071	40,227,625	40,130,665	36,331,662	36,306,882
Weighted average shares outstanding	40,313,662	40,184,715	38,633,652	36,317,131	34,782,967
Total return based on NAV(4)	4.08%	6.96%	7.17%	5.42%	6.07%
Total return based on market value(5)	26.98%	(9.16)%	2.30%	35.20%	3.90%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of year	$676,125	$709,892	$725,830	$665,137	$688,650
Ratio of net expenses to average net assets	9.77%	8.81%	8.07%	7.25%	6.51%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	3.24%	3.26%	3.47%	3.58%	3.17%
Ratio of interest and other debt expenses to average net assets	5.25%	3.62%	2.79%	2.12%	1.59%
Ratio of incentive fees to average net assets	1.28%	1.93%	1.81%	1.55%	1.75%
Ratio of total expenses to average net assets	9.82%	8.81%	8.07%	7.25%	6.51%
Ratio of net investment income (loss) to average net assets	11.53%	11.42%	11.36%	11.30%	11.06%
Average debt outstanding	$766,498	$551,174	$475,981	$464,440	$358,444
Average debt per share(6)	$19.01	$13.72	$12.32	$12.79	$10.31
Portfolio turnover	45%	26%	45%	17%	13%

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.

(2)	For the year ended December 31, 2019, the amount shown may not correspond with the aggregate amount paid for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable year.
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

The following are the quarterly results of operations for the years ended December 31, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$35,467	$36,856	$38,401	$36,537
Total expenses	16,017	17,425	18,862	13,813

Incentive fee waiver	(394)	–	–	–

Net investment income (loss) before taxes	19,844	19,431	19,539	22,724
Income tax expense, including excise tax	469	459	452	439

Net investment income (loss) after taxes	19,375	18,972	19,087	22,285

Net realized and unrealized gains (losses)	(10,472)	(10,072)	(2,926)	(20,274)
(Provision) benefit for taxes on realized gain/loss on investments	–	–	121	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	–	–	(152)	204

Net increase in net assets resulting from operations after tax	$8,903	$8,900	$16,130	$2,215

Net investment income per share (basic and diluted)	$0.48	$0.47	$0.47	$0.55

Earnings per share (basic and diluted)	$0.22	$0.22	$0.40	$0.06

Weighted average shares outstanding	40,362,637	40,332,542	40,297,090	40,261,057

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$35,969	$37,983	$37,238	$35,541
Total expenses	13,032	15,989	16,771	16,521

Net investment income (loss) before taxes	22,937	21,994	20,467	19,020
Income tax expense, including excise tax	565	428	304	285

Net investment income (loss) after taxes	22,372	21,566	20,163	18,735

Net realized and unrealized gains (losses)	(23,501)	(2,401)	(2,697)	163
Income tax provision, realized gain	–	–	1	(447)
Income tax provision, unrealized gain	(130)	(146)	–	–

Net increase in net assets resulting from operations after tax	$(1,259)	$19,019	$17,467	$18,451

Net investment income per share (basic and diluted)	$0.56	$0.54	$0.50	$0.47

Earnings per share (basic and diluted)	$(0.03)	$0.47	$0.43	$0.46

Weighted average shares outstanding	40,222,820	40,192,683	40,171,957	40,150,518

14.	PENDING MERGER WITH GS MMLC

On December 9, 2019, the Company entered into the Merger Agreement with GS MMLC, Merger Sub, and the Investment Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company and, immediately thereafter, GS MMLC will merge with and into the Company, with the Company continuing as the surviving company. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

Pursuant to the Merger, each share of GS MMLC common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.9939 shares of the Company’s common stock (the “Exchange Ratio”) in connection with the closing of the Merger (other than certain excluded shares as described in the Merger Agreement). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time, (i) either GS MMLC or the Company declares or pays an extraordinary dividend, or (ii) the respective outstanding shares of the Company’s common stock or GS MMLC common stock will have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities will be declared with a record date within such period, other than shares issued pursuant to the Company’s distribution reinvestment plan, as permitted by the Merger Agreement. No fractional shares of the Company’s common stock will be issued, and holders of GS MMLC common stock will receive cash in lieu of fractional shares.

Consummation of the Merger, which is currently anticipated to occur during the first half of calendar year 2020, is subject to certain closing conditions, including (a) the Company’s stockholder approval of each of the Merger, the Amended and Restated GSBD charter, the Merger Stock Issuance and the New Investment Management Agreement (b) GS MMLC stockholder approval of each of the Merger and the New Investment Management Agreement and certain other closing conditions.

The Merger Agreement also contains certain termination rights in favor of the Company and GS MMLC, including if the Merger is not completed on or before December 9, 2020 or if the requisite approvals of the Company’s stockholders or GS MMLC’s stockholders are not obtained. The Merger Agreement also provides that, upon the termination of the Merger Agreement under certain circumstances, the Company may be required to pay GS MMLC, or GS MMLC may be required to pay the Company, a termination fee of $20.5 million and $27.8 million, respectively.

The Merger is expected to be accounted for as an asset acquisition of GS MMLC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of GS MMLC’s assets and liabilities.

15.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of 3.75% notes due 2025 (the “Notes”). The Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time at par plus a “make-whole” premium, if applicable. The Company used the net proceeds of the offering to pay down debt under our Revolving Credit Facility.

On February 19, 2020 the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 15, 2020 to holders of record as of March 31, 2020.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2019, the Company designated 93.96% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited to by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.     OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors consists of five directors, four of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board of Directors’ role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by our Investment Adviser as part of its day-to-day management of our investment activities. The Board of Directors reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of our Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Directors’ risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of the Investments. The Board of Directors also has primary responsibility for the valuation of our assets.

The Board of Directors has established an Audit Committee, Governance and Nominating Committee, Compliance Committee and Contract Review Committee. The scope of each committee’s responsibilities is discussed in greater detail below.

Jaime Ardila, an Independent Director, serves as Chair (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Shareholders for Mr. Ardila to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and preside over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

Board of Directors and Executive Officers

The current directors were appointed to their positions in April 2016, except for Susan McGee, who was appointed to the Board of Directors in June 2018, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted polices which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a Shareholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Jaime Ardila (64)	Chairman of the Board of Directors since January 2017; Director since April 2016

Mr. Ardila is retired. He is Director, Accenture plc (2013–Present) and Director, Nexa Resources (2019–Present); and formerly was director of Ecopetrol (2016–2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairman of the Board of Directors—the Company, GS PMMC, and GS PMMC II.

Accenture plc (a management consulting services company); Nexa Resources (an oil and gas company)

Ross J. Kari (61)	Director since April 2016

Mr. Kari is retired. He is Director, Summit Bank (2014-Present). Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company, GS PMMC, and GS PMMC II.

None

Ann B. Lane (65)	Director since April 2016

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007–2015); and Managing Director, Co–Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company, GS PMMC, and GS PMMC II.

None

Susan B. McGee (60)	Director since June 2018

Ms. McGee is retired. She formerly held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018). She currently serves as a member of the Asset Management Advisory Committee (2019-Present).

Director—the Company, GS PMMC, and GS PMMC II.

None

Interested Directors*

Katherine (“Kaysie”) P. Uniacke (59)	Director since April 2016

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer—GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director—Goldman Sachs (1997–2002).

Director—the Company, GS PMMC, GS PMMC II, and GS MMLC. Chair of the Board—GS MMLC.

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	48	Chief Executive Officer and President
Jon Yoder	46	Chief Operating Officer
Jonathan Lamm	45	Chief Financial Officer and Treasurer
Julien Yoo	48	Chief Compliance Officer
David Yu	38	Executive Vice President and Head of Research
Carmine Rossetti	41	Principal Accounting Officer
Jordan Walter	39	Executive Vice President
Michael Mastropaolo	40	Executive Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company since February 2019 and as Chairman of the Board of Directors since January 2018. He also serves as a member and Chairman of the Board of Directors of GS PMMC and GS PMMC II. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee and a member of the Audit Committee, and as a member of the Board of Directors of Nexa Resources S.A., an oil and gas company. Previously, he was a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since April 2016. He also serves on the Board of Directors of GS PMMC and GS PMMC II. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also serves as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters.

Ann B. Lane. Ms. Lane is retired. Ms. Lane has served on the Board of Directors of the Company since April 2016. She also serves on the Board of Directors of GS PMMC and GS PMMC II. Ms. Lane was a Director of Dealertrack Technologies,Inc., an automotive software solutions and services company, from 2007 to 2015. Previously, she worked for five years at JPMorgan Chase & Co., a financial services company, as a Managing Director and Co-Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets. Prior to joining JPMorgan Chase & Co., Ms. Lane held several senior management positions at Citigroup, Inc., a financial services company, where she worked for 18 years. Based on the foregoing, Ms. Lane is experienced with financial and investment matters.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since June 2018. She also serves on the Board of Directors of GS PMMC and GS PMMC II. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Ms. McGee also serves as a member of the Asset Management Advisory Committee (2019–present). Based on the foregoing, Ms. McGee is experienced with financial and investment matters.

Interested Directors:

Kaysie Uniacke. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International; serves on the boards of the Goldman Sachs Luxembourg, and the Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, and GS PMMC, GS PMMC II and GS MMLC; and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as our chief executive officer and president since April 2016. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS PMMC, GS PMMC II and GS MMLC and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as our chief operating officer since April 2016. Mr. Yoder is chief operating officer of GS PMMC, GS PMMC II and GS MMLC and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as our chief financial officer and treasurer since April 2016. Mr. Lamm is also chief financial officer and treasurer of GS PMMC, GS PMMC II and GS MMLC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 1999. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Committee Compliance team within GSAM Compliance, and Chief Compliance Officer of Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs MLP Income Opportunities Fund, Goldman Sachs MLP and Energy Renaissance Fund, Goldman Sachs ETF Trust, Goldman Sachs Credit Income Fund and Goldman Sachs Real Estate Diversified Income Fund, GS PMMC, GS PMMC II and GS MMLC. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

David Yu. Mr. Yu has served as an executive vice president and Head of Research of the Company since April 2016. Mr. Yu is executive vice president of GS PMMC, GS PMMC II and GS MMLC and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

Carmine Rossetti. Mr. Rossetti has served as our principal accounting officer since May 2017. Mr. Rossetti is principal accounting officer of GS PMMC, GS PMMC II and GS MMLC and head of the GSAM Hedge Fund and BDC Fund Controller teams. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2018. Mr. Walter is executive vice president of GS PMMC, PMMC II and GS MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining the firm, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at GS Capital.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since January 2019. Mr. Mastropaolo is also an executive vice president of GS PMMC, GS PMMC II and GS MMLC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo has been investing in middle market credit for his entire career which started at General Electric in the Investment Analyst training program at GE Capital.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Kari is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Kari is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held six formal meetings in 2019.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board (and election by the Preferred Shareholders, if applicable), when necessary, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

All candidates nominated for an Independent Director position must meet applicable independence requirements and have the capacity to address financial and legal issues and exercise reasonable business judgment. The Governance and Nominating Committee considers a variety of criteria in evaluating candidates (including candidates nominated by a Shareholder), including (1) experience in business, financial or investment matters or in other fields of endeavor; (2) financial literacy and/or whether he or she is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K; (3) reputation; (4) ability to attend scheduled Board of Directors and committee meetings; (5) general availability to attend to Board of Directors business on short notice; (6) actual or potential business, family or other conflicts bearing on either the candidate’s independence or the business of the Company; (7) length of potential service; (8) commitment to the representation of the interests of the Company and the Shareholders; (9) commitment to maintaining and improving his or her skills and education; (10) experience in corporate governance and best business practices; and (11) the diversity that he or she would bring to the Board of Directors’ composition.

The Governance and Nominating Committee held three formal meetings in 2019.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, the Placement Agents, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held five formal meetings in 2019.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Mr. Kari and Ms. Lane, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Advisory Agreement and our placement agency (if any) and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, transfer agents, printing firms and professional firms (other than the Company’s independent auditor, which is the responsibility of the Audit Committee).

The Contract Review Committee had two formal meetings in 2019.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “Business—Code of Ethics” and a copy of our Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our Chief Executive Officer and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics can be accessed via our website (https://www.goldmansachsbdc.com).

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairman of our Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2019, each Independent Director was compensated with an $100,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $36,000 and the director designated as “audit committee financial expert” received an additional $12,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2019 (4)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2019
Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Jaime Ardila (2)	$136,000	$254,583
Ross Kari (3)	$112,000	$214,583
Ann B. Lane	$100,000	$194,583
Susan B. McGee	$100,000	$194,583

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.

(2)	Includes compensation as Chair of the Board.

(3)	Includes compensation as audit committee financial expert.

(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 20, 2020, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Shares and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Shares.

Name and Address	Type of Ownership (3)	Number of Shares Owned	Percentage
Beneficial owners of 5% or more
The Goldman Sachs Group, Inc. (1)	Beneficial	6,483,653	16.1%

Interested Director
Kaysie Uniacke	Beneficial	10,000	*

Independent Directors
Jaime Ardila	Beneficial	13.850	*
Ross Kari	Beneficial	5,000	*
Ann B. Lane	Beneficial	6,890	*
Susan B. McGee	–	–	–

Executive Officers
Brendan McGovern	Beneficial	35,000	*
Jon Yoder	Beneficial	5,000	*
Jonathan Lamm	Beneficial	5,000	*
Julien Yoo	–	–	–
Caroline Kraus	–	–	–
David Yu	Beneficial	8,000	*
Jordan Walter	–	–	–
Carmine Rossetti	–	–	–
Michael Mastropaolo	–	–	–
All executive officers and directors as a group (14 persons) (2)	Beneficial	88,740	*

*	Amount rounds to less than 1%.

(1)

Based on a Schedule 13G/A filed with the SEC on February 14, 2018. The address of The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation, is 200 West Street, New York, New York 10282. The shares of the Company’s common stock shown in the above table as being owned by Group Inc. include 652,354 shares held directly by Goldman Sachs & Co. LLC (“Goldman Sachs”), a wholly owned subsidiary of Group Inc. Group Inc. disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Each of Group Inc. and Goldman Sachs has indicated that it intends to vote the Company’s shares over which it has voting discretion in the same manner and proportion as shares of the Company over which Group Inc. or Goldman Sachs does not have voting discretion.

(2)	The business address for each of the Company’s executive officers and directors is c/o Goldman Sachs Asset Management L.P., 200 West Street New York, New York 10282.

(3)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

GSAM serves as our investment adviser. Our Investment Adviser has been registered as an investment adviser with the SEC since 1990 and is a subsidiary of Group Inc., a bank holding company. GS & Co., a wholly-owned subsidiary of Group Inc., acted as our placement agent in connection with the offering of Shares to U.S. persons and Goldman Sachs International, a wholly-owned subsidiary of Group Inc., acted as our placement agent in connection with the offering of Shares to non-U.S. persons.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding the Company’s portfolio transactions and is responsible for the Company’s business affairs and other administrative matters.

For the year ended December 31, 2019, we paid GSAM a total of $21.46 million in fees pursuant to the Investment Advisory Agreement.

License Agreement

The Company has entered into the License Agreement with GS & Co. pursuant to which it has been granted a personal, non-exclusive, worldwide, royalty-free right and license to use the “Goldman Sachs” name. Under the License Agreement, the Company does not have the right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not the Company’s investment adviser or if the Company’s continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, the Company has no legal right to the “Goldman Sachs” name.

Co-Investment Opportunities

The Company may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC, GS MMLC and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

Related Party Transaction Review Policy

The Audit Committee will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s Code of Ethics. Each of the Company’s directors and executive officers is instructed and periodically reminded to inform GSAM Compliance of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors Executive Officers and Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were $845,000 and $808,500, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were $33,500 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018 were $1,200,400 and $1,133,433, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2019 and 2018 were $0 and $58,750, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Tax Fees” above, for the years ended December 31, 2019 and 2018.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2019 and 2018. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

(3)	Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

136

Exhibit No	Description of Exhibits

2.1

Agreement and Plan of Merger, by and among Goldman Sachs BDC, Inc., Goldman Sachs Middle Market Lending Corp., Evergreen Merger Sub Inc., and Goldman Sachs Asset Management, L.P., dated as of December 9, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 814-00098), filed on December 9, 2019).

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

4.2	Form of 4.50% Convertible Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 3, 2016).

4.3*	Description of Securities.

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

Exhibit No	Description of Exhibits

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

10.18

Joinder Agreement, dated as of February 27, 2019, by MUFG Union Bank, N.A., as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 28, 2019).

14.1*	Code of Ethics of the Registrant

14.2*	Code of Business Conduct and Ethics

24*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2020	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director