Form 10-Q
period 2020-03-31
Goldman Sachs BDC, Inc.
filed 2020-05-11
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 11, 2020 was 40,401,637.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;
•	the ability of the parties to consummate the Merger (as defined below) on the expected timeline, or at all;
•	the ability to realize the anticipated benefits of the proposed Merger;
•	the effects of disruption on our business from the proposed Merger;
•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger; and
•

any potential termination of the Merger Agreement (as defined below) or action of our stockholders or the stockholders of Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) with respect to any proposed transaction.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,382,391 and $1,338,268)	$1,269,212	$1,298,133
Non-controlled affiliated investments (cost of $83,509 and $83,460)	86,422	82,580
Controlled affiliated investments (cost of $85,092 and $88,119)	67,113	73,539
Investments in affiliated money market fund (cost of $64,306 and $—)	64,306	—
Cash	22,047	9,409
Receivable for investments sold	6,648	93
Unrealized appreciation on foreign currency forward contracts	114	32
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,583	5,702
Deferred financing costs	8,950	4,427
Deferred offering costs	—	276
Other assets	2,079	1,084
Total assets	$1,533,474	$1,475,275
Liabilities
Debt (net of debt issuance costs of $9,726 and $3,680)	$908,071	$769,727
Interest and other debt expenses payable	7,203	2,304
Management fees payable	3,006	3,653
Incentive fees payable	—	1,850
Distribution payable	18,181	18,165
Directors’ fees payable	139	—
Accrued offering costs	—	28
Accrued expenses and other liabilities	2,015	3,423
Total liabilities	$938,615	$799,150
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,401,637 and 40,367,071 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	40	40
Paid-in capital in excess of par	778,827	778,132
Distributable earnings	(182,587)	(100,626)
Allocated income tax expense	(1,421)	(1,421)
TOTAL NET ASSETS	$594,859	$676,125
TOTAL LIABILITIES AND NET ASSETS	$1,533,474	$1,475,275
Net asset value per share	$14.72	$16.75

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,515	$31,569
Payment-in-kind	614	302
Other income	247	651
Total investment income from non-controlled/non-affiliated investments	30,376	32,522
From non-controlled affiliated investments:
Interest income	665	618
Payment-in-kind	190	369
Dividend income	5	32
Other income	5	11
Total investment income from non-controlled affiliated investments	865	1,030
From controlled affiliated investments:
Payment-in-kind	426	535
Interest income	305	—
Dividend income	—	2,450
Total investment income from controlled affiliated investments	731	2,985
Total investment income	$31,972	$36,537
Expenses:
Interest and other debt expenses	$8,894	$8,453
Management fees	3,666	3,536
Incentive fees	—	493
Professional fees	714	642
Administration, custodian and transfer agent fees	241	240
Directors’ fees	139	113
Other expenses	372	336
Total expenses	$14,026	$13,813
Fee waiver	(660)	—
Net expenses	$13,366	$13,813
NET INVESTMENT INCOME BEFORE TAXES	$18,606	$22,724
Income tax expense, including excise tax	$427	$439
NET INVESTMENT INCOME AFTER TAXES	$18,179	$22,285
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(5,434)	$(24,722)
Controlled affiliated investments	(4,704)	—
Foreign currency forward contracts	28	18
Foreign currency transactions	5	(6)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(73,044)	7,206
Non-controlled affiliated investments	3,793	(2,756)
Controlled affiliated investments	(3,399)	(894)
Foreign currency forward contracts	82	78
Foreign currency translations	615	802
Net realized and unrealized gains (losses)	$(82,058)	$(20,274)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	99	204
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(63,780)	$2,215
Weighted average shares outstanding	40,396,319	40,261,057
Net investment income per share (basic and diluted)	$0.45	$0.55
Earnings (loss) per share (basic and diluted)	$(1.58)	$0.06

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net assets at beginning of period	$676,125	$709,892
Increase (decrease) in net assets resulting from operations:
Net investment income	$18,179	$22,285
Net realized gain (loss)	(10,105)	(24,710)
Net change in unrealized appreciation (depreciation)	(71,953)	4,436
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	99	204
Net increase (decrease) in net assets resulting from operations	$(63,780)	$2,215
Distributions to stockholders from:
Distributable earnings	$(18,181)	$(18,120)
Total distributions to stockholders	$(18,181)	$(18,120)
Capital transactions:
Reinvestment of stockholder distributions	695	759
Net increase (decrease) in net assets resulting from capital transactions	$695	$759
TOTAL INCREASE (DECREASE) IN NET ASSETS	$(81,266)	$(15,146)
Net assets at end of period	$594,859	$694,746
Distributions declared per share	$0.45	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$(63,780)	$2,215
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(99,268)	(126,114)
Payment-in-kind interest capitalized	(903)	(937)
Investments in affiliated money market fund, net	(64,306)	—
Proceeds from sales of investments and principal repayments	50,323	79,048
Net realized (gain) loss on investments	10,140	24,722
Net change in unrealized (appreciation) depreciation on investments	72,650	(3,556)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(62)	(71)
Amortization of premium and accretion of discount, net	(1,437)	(2,816)
Amortization of deferred financing and debt issuance costs	891	638
Amortization of original issue discount on convertible notes	110	104
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(6,555)	35
(Increase) decrease in interest and dividends receivable	(881)	(1,759)
(Increase) decrease in other assets	(995)	25
Increase (decrease) in interest and other debt expenses payable	3,685	1,574
Increase (decrease) in management fees payable	(647)	102
Increase (decrease) in incentive fees payable	(1,850)	493
Increase (decrease) in directors’ fees payable	139	113
Increase (decrease) in accrued expenses and other liabilities	(1,408)	(1,085)
Net cash provided by (used for) operating activities	$(104,154)	$(27,269)
Cash flows from financing activities:
Distributions paid	$(17,470)	$(17,343)
Deferred financing and debt issuance costs paid	(10,108)	(494)
Borrowings on debt	553,066	130,891
Repayments of debt	(408,676)	(86,000)
Net cash provided by (used for) financing activities	$116,812	$27,054
Net increase (decrease) in cash	12,658	(215)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	(7)
Cash, beginning of period	9,409	6,113
Cash, end of period	$22,047	$5,891
Supplemental and non-cash activities
Interest expense paid	$4,209	$5,765
Accrued but unpaid excise tax expense	$622	$625
Accrued but unpaid deferred financing and debt issuance costs	$1,214	$—
Accrued but unpaid offering costs	$—	$2
Accrued but unpaid distributions	$18,181	$18,120
Reinvestment of stockholder distributions	$695	$759
Exchange of investments	$33,524	$35,230

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt * # - 180.63%
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$ 14,736	$ 14,618	$ 14,183
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%; 1.00% Floor	08/10/2024	8,820	8,813	7,497
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.00%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,959	10,272
Acquia, Inc.(1) (2)	Software	8.58%	L + 7.00%; 1.00% Floor	10/31/2025	12,364	12,130	11,746
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,322	(25)	(66)
Animal Supply Holdings, LLC^^ (1) (4)	Distributors	11.78%	L + 10.00% (incl. 2.50% PIK); 1.50% Floor	02/22/2022	3,894	3,869	3,641
Ansira Partners, Inc.	Professional Services	7.36%	L + 5.75%; 1.00% Floor	12/20/2022	4,566	4,543	4,018
Ansira Partners, Inc.(3)	Professional Services	6.98%	L + 5.75%; 1.00% Floor	12/20/2022	281	184	152
Apptio, Inc.(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,149	31,803
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(36)	(61)
Associations, Inc.(1) (2)	Real Estate Management & Development	8.91%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,650	13,523	12,660
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.91%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,995	2,117	1,928
Associations, Inc.(1) (2)	Real Estate Management & Development	8.00%	L + 6.00%; 1.00% Floor	07/30/2024	587	581	544
ATX Networks Corp.	Communications Equipment	8.45%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,303	7,285	5,697
ATX Networks Corp.	Communications Equipment	8.45%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	464	460	362
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%; 1.00% Floor	09/11/2023	7,150	7,095	5,506
Barbri, Inc.	Diversified Consumer Services	5.77%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,223	5,119
BJH Holdings III Corp. (dba Jack's Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.20%	L + 5.75%; 1.00% Floor	08/19/2025	6,193	6,136	5,899
Brillio, LLC(1) (2)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	4,486	4,448	4,239
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	1,510	755	672
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	10,967	10,814	10,474
Bullhorn, Inc.(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	10/01/2025	545	538	521
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	181	179	173
Bullhorn, Inc.(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	727	126	104
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.19%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,379	11,922
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	11,175	10,955	10,616
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.15%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,855	1,788
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	1,569	(20)	(78)
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.34%	L + 5.75%; 1.00% Floor	07/01/2024	4,785	4,743	4,558
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,418	(12)	(67)
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	7.45%	L + 5.75%; 1.00% Floor	11/14/2025	6,983	6,850	6,738
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	7.38%	L + 5.75%; 1.00% Floor	11/14/2025	2,936	1,540	1,481
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	880	(17)	(31)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.12%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,797	8,611
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.12%	L + 6.50%; 1.00% Floor	03/28/2025	6,602	6,510	6,387
ConnectWise, LLC(1) (2)	IT Services	7.07%	L + 6.00%; 1.00% Floor	02/28/2025	13,532	13,276	12,551
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,036	(19)	(75)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.09%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,816	18,020
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development	9.24%	L + 7.50%; 1.50% Floor	08/30/2024	6,220	3,148	2,301
CorePower Yoga LLC(2)	Diversified Consumer Services	5.47%	L + 4.50%	05/14/2025	9,939	9,809	8,945
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	158	(2)	(16)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(9)	(68)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	6.82%	L + 5.75%; 1.00% Floor	10/03/2025	12,311	12,163	10,464
CST Buyer Company (dba Intoxalock) (2) (3)	Diversified Consumer Services	6.82%	L + 5.75%; 1.00% Floor	10/03/2025	876	515	394

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.13%	L + 4.75%; 1.00% Floor	06/30/2022	$ 3,795	$ 3,783	$ 3,662
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.13%	L + 4.75%; 1.00% Floor	06/30/2022	3,589	3,577	3,463
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.00%	P + 3.75%; 1.00% Floor	06/30/2022	1,079	1,076	1,041
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€ 15,975	18,349	17,443
Diligent Corporation(1) (2)	Professional Services	6.93%	L + 5.50%; 1.00% Floor	04/14/2022	3,821	3,791	3,783
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	1,472	1,460	1,457
Diligent Corporation(1) (2) (3)	Professional Services	6.92%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,125	1,131
Diligent Corporation(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	04/14/2022	505	501	500
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	245	242	242
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	4,268	(33)	(43)
DocuTAP, Inc.(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	24,033	23,505	23,012
E2open, LLC(1) (2)	Software	7.36%	L + 5.75%; 1.00% Floor	11/26/2024	16,219	16,075	15,489
Elemica Parent, Inc.(1) (2)	Chemicals	6.39%	L + 5.50%	09/18/2025	2,898	2,831	2,681
Elemica Parent, Inc.(1) (2) (3)	Chemicals	6.68%	L + 5.50%	09/18/2025	380	270	250
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	560	(6)	(42)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.71%	L + 6.25%; 1.00% Floor	09/25/2024	22,030	21,725	19,387
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.63%	L + 6.25%; 1.00% Floor	09/25/2023	1,300	1,284	1,144
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	4,300	4,238	4,117
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	915	902	876
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	1,830	(13)	(78)
Fenergo Finance 3 Limited(1) (2) (5)	Diversified Financial Services	7.70%	L + 6.25%; 1.00% Floor	09/05/2024	€ 17,800	20,404	18,699
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(15)	(56)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 1,500	(23)	(79)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	4,438	4,369	4,182
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	887	873	836
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	561	552	528
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	587	388	363
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	6.86%	L + 5.50%; 1.00% Floor	09/04/2024	9,728	9,576	9,242
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	6.95%	L + 5.50%; 1.00% Floor	09/04/2024	5,071	4,990	4,818
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.71%	L + 5.50%; 1.00% Floor	09/04/2024	4,865	4,798	4,622
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	6.95%	L + 5.50%; 1.00% Floor	09/04/2023	2,000	1,972	1,900
GH Holding Company (dba Grace Hill)(1)	Real Estate Management & Development	5.49%	L + 4.50%	02/28/2023	7,350	7,327	7,019
GI Revelation Acquisition LLC (dba Consilio)	IT Services	5.99%	L + 5.00%	04/16/2025	4,670	4,652	3,596
GK Holdings, Inc. (dba Global Knowledge)	IT Services	7.45%	L + 6.00%; 1.00% Floor	01/20/2021	8,527	8,518	5,799
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.93%	L + 5.00%	05/15/2026	7,662	7,523	5,421
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	8.24%	L + 6.50%; 1.00% Floor	02/05/2026	18,305	17,946	17,893
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	02/05/2026	2,441	(48)	(55)
Granicus, Inc.(2)	Software	5.75%	L + 4.75%; 1.00% Floor	09/07/2022	9,921	9,847	9,326
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%; 1.00% Floor	06/30/2025	6,474	6,421	5,179
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.20%	L + 6.75%; 1.00% Floor	07/09/2025	23,157	22,845	20,841
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	1,883	1,058	894

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Hygiena Borrower LLC	Life Sciences Tools & Services	5.45%	L + 4.00%; 1.00% Floor	08/26/2022	$ 12,489	$ 12,408	$ 11,864
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	715	(3)	(36)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(10)	(66)
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,425	28,475
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,409	5,244
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(28)	(89)
Infinity Sales Group(1)	Media	11.96%	L + 10.50%; 1.00% Floor	11/23/2022	25,579	25,579	26,218
Instructure Holdings(2)	Diversified Consumer Services	8.21%	L + 7.00%; 1.00% Floor	03/24/2026	25,863	25,541	25,540
Instructure Holdings(2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	2,000	(25)	(25)
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	25,734	25,344	24,769
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(24)	(68)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.96%	L + 5.50%; 1.00% Floor	04/02/2025	22,153	21,675	21,266
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	1,800	(38)	(72)
Iracore International Holdings, Inc.^ (1)	Energy Equipment & Services	10.00%	L + 9.00%; 1.00% Floor	04/12/2021	2,917	2,917	2,888
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.78%	L + 5.00%; 1.00% Floor	05/08/2022	6,681	6,660	4,718
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	3,917	3,603	3,244
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	5,201	2,683	—
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,420	36,920
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(34)	(141)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	7.08%	L + 6.00%; 1.00% Floor	03/26/2025	15,856	15,579	15,063
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	03/26/2025	993	—	(50)
Mervin Manufacturing, Inc.(1)	Leisure Products	8.50%	L + 7.50%; 1.00% Floor	09/30/2022	10,859	10,857	10,289
Midwest Transport, Inc.(1) (2)	Road & Rail	8.07%	L + 7.00%; 1.00% Floor	10/02/2023	11,748	11,660	11,513
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.28%	L + 5.50%; 1.00% Floor	11/15/2024	20,661	20,315	19,938
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.59%	L + 5.50%; 1.00% Floor	11/15/2024	3,188	2,628	2,566
MRI Software LLC	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	7,842	7,766	6,822
MRI Software LLC(3)	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	622	305	230
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	1,363	(8)	(177)
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	8,493	8,385	8,089
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	3,980	3,907	3,791
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/24/2022	801	785	763
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	654	(5)	(31)
Output Services Group, Inc.	Diversified Consumer Services	6.11%	L + 4.50%; 1.00% Floor	03/27/2024	3,932	3,919	2,988
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.99%	L + 4.00%	06/11/2023	3,230	3,225	3,036
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.99%	L + 4.00%	06/11/2023	1,755	1,752	1,650
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.99%	L + 4.00%	06/11/2023	1,725	1,718	1,621

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.99%	L + 4.00%	06/11/2023	$ 927	$ 926	$ 872
Picture Head Midco LLC(1) (2)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,158	16,686
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,382	21,527
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(53)	(173)
Power Stop, LLC(2)	Auto Components	5.95%	L + 4.50%	10/19/2025	7,505	7,489	6,755
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	01/02/2025	11,741	11,574	11,095
Professional Physical Therapy(1)	Health Care Providers & Services	8.33%	L + 6.75% (incl. 5.75% PIK); 1.00% Floor	12/16/2022	5,824	5,177	4,659
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.95%	L + 5.50%; 1.00% Floor	10/15/2025	11,731	11,675	9,619
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	8,975	8,935	8,302
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	1,644	815	699
Selectquote, Inc.(2)	Insurance	7.03%	L + 6.00%; 1.00% Floor	11/05/2024	10,700	10,501	9,630
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.21%	L + 9.75%; 1.00% Floor	07/13/2022	18,859	18,481	17,350
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	5,996	5,920	5,846
Shopatron, LLC (dba Kibo)(1) (2) (4)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	1,848	1,837	1,802
SMS Systems Maintenance Services, Inc.	IT Services	6.45%	L + 5.00%; 1.00% Floor	10/30/2023	7,256	7,235	4,817
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	6.82%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,178	9,273
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	6.75%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	743	643
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.63%	L + 5.75%; 1.00% Floor	06/17/2024	381	379	342
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.25%	L + 5.25%; 1.00% Floor	08/15/2025	10,904	10,755	10,332
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.28%	L + 5.25%; 1.00% Floor	08/15/2025	1,857	1,832	1,760
Tronair Parent Inc.	Air Freight & Logistics	6.46%	L + 4.75%; 1.00% Floor	09/08/2023	6,755	6,719	5,269
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.07%	L + 5.00%; 1.00% Floor	05/17/2021	6,289	6,270	5,660
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	9.95%	L + 8.50%; 1.00% Floor	08/13/2021	29,566	29,397	28,605
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	7.70%	L + 6.25%; 1.00% Floor	07/02/2025	12,957	12,749	11,337
Villa Bidco Inc (dba Authority Brands)(2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	10,785	10,545	10,543
Villa Bidco Inc (dba Authority Brands)(2) (3)	Diversified Consumer Services	8.00%	L + 5.75%; 1.00% Floor	03/21/2025	865	219	219
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2023	18,645	18,461	18,272
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2022	882	874	864
WebPT, Inc.(1) (2)	Health Care Technology	8.36%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,008	9,351
WebPT, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.75%; 1.00% Floor	08/28/2024	1,062	1,043	974
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(11)	(105)
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,296	6,144
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (5)	Real Estate Management & Development	7.50%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,128	30,902
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(55)	(79)
WorkForce Software, LLC(1) (2)	Software	8.11%	L + 6.50%; 1.00% Floor	07/31/2025	8,735	8,576	8,167
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(14)	(50)
Wrike, Inc.(1) (2)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,306	22,023
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(25)	(48)
Xactly Corporation(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,862	26,222
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(16)	(59)
Yasso, Inc.(1) (2)	Food Products	8.82%	L + 7.75%; 1.00% Floor	03/23/2022	8,005	7,933	7,685
Total 1st Lien/Senior Secured Debt						1,144,910	1,074,489

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche(7) - 5.74%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.45%	L + 6.00%; 1.00% Floor	02/28/2024	$ 11,900	$ 11,626	$ 11,126
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	624	610	584
RugsUSA, LLC(1) (2)	Household Products	7.96%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,801	5,636
Smarsh, Inc.(1) (2)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	17,357	17,266	16,836
Total 1st Lien/Last-Out Unitranche						35,303	34,182
2nd Lien/Senior Secured Debt - 33.76%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	9.95%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,649	5,192
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	9.58%	L + 8.00% PIK	11/20/2022	12,355	12,108	12,107
DiscoverOrg, LLC(2)	Software	10.08%	L + 8.50%	02/01/2027	10,000	9,864	9,000
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,460	18,761
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.41%	L + 7.50%	07/31/2025	7,000	6,857	6,283
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(17)	(185)
GK Holdings, Inc. (dba Global Knowledge)(8)	IT Services		L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,977	1,500
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.20%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,833	1,716
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.20%	L + 7.75%; 1.00% Floor	08/26/2023	680	92	44
ICP Industrial, Inc.(1) (2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,043	19,176
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	250
Market Track, LLC(1) (2)	Media	9.53%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,713	20,701
MPI Engineered Technologies, LLC (1)	Auto Components	12.00%	12.00% PIK	07/15/2025	13,123	13,123	12,205
MPI Products LLC(1) (6)	Auto Components			07/15/2025	7,412	—	—
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,695	16,856
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.07%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,392	12,980
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.70%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,128	37,396
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.07%	L + 7.00%	01/31/2026	6,248	6,223	4,113
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	8.82%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,880	13,217
Zep Inc.(2)	Chemicals	9.32%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,348	9,520
Total 2nd Lien/Senior Secured Debt						246,270	200,832
Unsecured Debt - 1.24%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	4,417	4,417	4,417
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,928	1,928	1,928
Conergy Asia & ME Pte. LTD.^ (1) (5)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,055
Total Unsecured Debt						7,409	7,400

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate	Par Amount/Shares (++)	Cost	Fair Value
Preferred Stock - 9.05%
Accuity Delivery Systems, LLC^ (1) (2) (6) (9)	Health Care Providers & Services		97,130	$ 3,200	$ 5,760
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		250,000	25,000	23,490
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		1,108,333	10,186	22,621
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		600,000	600	—
Kawa Solar Holdings Limited^ (1) (5) (8) (9)	Construction & Engineering	8.00% PIK	64,539	778	—
Wine.com, LLC(1) (2) (6) (9)	Beverages		221,072	1,900	1,943
Total Preferred Stock				41,664	53,814

Common Stock - 8.75%
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		406,226	29,230	19,361
Bolttech Mannings, Inc.^^ (1) (6) (9)	Commercial Services & Supplies		309,142	14,885	8,514
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		453,383	2,393	9,231
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (2) (9)	Health Care Providers & Services		8,464	1,141	1,458
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (5) (6) (9)	Health Care Providers & Services		7,988	159	284
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		2,000	4,700	—
Country Fresh Holding Company Inc.(1) (2) (6) (9)	Food Products		671	839	229
Elah Holdings, Inc.^ (1) (2) (6) (9)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (1) (6) (9)	Energy Equipment & Services		28,898	7,003	5,994
Kawa Solar Holdings Limited^ (1) (5) (6) (9)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(1) (2) (6) (9)	Health Care Providers & Services		600	600	80
Prairie Provident Resources, Inc.^^^ (5) (6)	Oil, Gas & Consumable Fuels		3,579,988	9,237	38
Wrike, Inc.(1) (2) (6) (9)	Professional Services		3,484,784	2,165	4,182
Yasso, Inc.(1) (2) (6) (9)	Food Products		850	850	425
Total Common Stock				75,436	52,030

		Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund * - 10.81%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^ (10)		0.34%	64,305,925	64,306	64,306
Total Investments in Affiliated Money Market Fund				64,306	64,306

TOTAL INVESTMENTS - 249.98%				$1,615,298	$1,487,053

LIABILITIES IN EXCESS OF OTHER ASSETS - (149.98%)					$(892,194)

NET ASSETS - 100.00%					$594,859

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 1.00%, 1.18%, 1.45%, 1.26%, 0.99% and 0.50%, respectively. As of March 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2020.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 "Significant Agreements and Related Party Transactions".
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies".

(4)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".
(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020 the aggregate fair value of these securities is $54,008 or 3.52% of the Company's total assets.

(6)	Non-income producing security.
(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

(8)	The investment is on non-accrual status as of March 31, 2020.
(9)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $105,806 or 17.79% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Animal Supply Holdings, LLC - Common Stock	02/22/2019
Animal Supply Holdings, LLC - Preferred Stock	02/22/2019
Bolttech Mannings, Inc. - Common Stock	12/22/2017
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. - Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. - Preferred Stock	08/23/2017
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
Iracore International Holdings, Inc. - Common Stock	04/13/2017
Kawa Solar Holdings Limited - Common Stock	08/17/2016
Kawa Solar Holdings Limited - Preferred Stock	10/25/2016
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(10)      The rate shown is the annualized seven-day yield as of March 31, 2020.

           PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)

Bank of America, N.A.	USD 399	EUR 327	04/06/2020	$39
Bank of America, N.A.	USD 248	EUR 223	04/06/2020	2
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	40
Bank of America, N.A.	USD 237	EUR 212	07/06/2020	2
Bank of America, N.A.	USD 536	EUR 479	10/05/2020	5
Bank of America, N.A.	USD 528	EUR 468	01/05/2021	6
Bank of America, N.A.	USD 517	EUR 457	04/06/2021	7
Bank of America, N.A.	USD 517	EUR 455	07/06/2021	8
Bank of America, N.A.	USD 294	EUR 258	10/05/2021	5
				$114

Currency Abbreviations:
EUR - Euro
USD - U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt – 159.83%# *
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	7.65%	L + 5.75%; 1.00% Floor	06/16/2023	$14,773	$14,647	$14,626
A Place For Mom, Inc.	Diversified Consumer Services	5.55%	L + 3.75%; 1.00% Floor	08/10/2024	8,842	8,835	8,621
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.75%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,945	10,094
Acquia, Inc.(2)	Software	8.91%	L + 7.00%; 1.00% Floor	10/31/2025	12,364	12,122	12,117
Acquia, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,322	(26)	(26)
Animal Supply Holdings, LLC^^ (1) (4)	Distributors	11.93%	L + 10.00% (incl. 2.50% PIK); 1.50% Floor	02/22/2022	3,879	3,845	3,821
Ansira Partners, Inc.	Professional Services	7.55%	L + 5.75%; 1.00% Floor	12/20/2022	4,578	4,552	4,441
Ansira Partners, Inc.(3)	Professional Services	7.51%	L + 5.75%; 1.00% Floor	12/20/2022	281	184	177
Apptio, Inc.(1) (2)	IT Services	8.96%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,126	32,130
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(37)	(39)
Associations, Inc.(1) (2)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,546	13,413	13,411
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,981	2,040	2,039
Associations, Inc.(1) (2) (3)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(6)	(6)
ATX Networks Corp.	Communications Equipment	8.94%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,285	7,263	6,702
ATX Networks Corp.	Communications Equipment	8.94%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	463	458	426
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.80%	L + 5.00%; 1.00% Floor	09/11/2023	7,150	7,091	6,793
Barbri, Inc.	Diversified Consumer Services	6.46%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,222	6,118
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.55%	L + 5.75%; 1.00% Floor	08/19/2025	6,209	6,150	6,147
Brillio, LLC(1) (2)	IT Services	6.55%	L + 4.75%; 1.00% Floor	02/06/2025	4,497	4,458	4,452
Brillio, LLC(1) (2) (3)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	1,510	–	(15)
Bullhorn, Inc. (1) (2)	Professional Services	7.44%	L + 5.50%; 1.00% Floor	10/01/2025	10,995	10,835	10,830
Bullhorn, Inc.(1) (2) (3)	Professional Services	7.46%	L + 5.50%; 1.00% Floor	10/01/2025	909	169	168
Bullhorn, Inc.(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	10/01/2025	545	(8)	(8)
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,367	12,329
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,853	1,849
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.98%	L + 7.50%; 1.00% Floor	05/15/2023	1,569	606	600
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	4,797	4,752	4,749
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,418	(13)	(14)
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.66%	L + 5.75%; 1.00% Floor	11/14/2025	7,000	6,862	6,860
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	880	(17)	(18)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	2,940	(29)	(29)
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	7,471	7,351	7,322
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	4,943	4,862	4,844
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,793	8,744
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%	03/28/2025	6,602	6,507	6,486
ConnectWise, LLC(2)	IT Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2025	13,566	13,299	13,397
ConnectWise, LLC(2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,036	(20)	(13)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,799	20,776
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	6,220	(58)	(124)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	8,315	8,201	8,191
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(9)	(10)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	1,807	(24)	(27)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.30%	L + 4.50%; 1.00% Floor	06/30/2025	$ 8,491	$8,419	$8,278
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.71%	L + 6.75%; 1.00% Floor	07/09/2025	23,157	22,723	22,694
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	8.54%	L + 6.75%; 1.00% Floor	07/09/2025	1,883	248	245
Hygiena Borrower LLC	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	12,521	12,432	12,271
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	715	(3)	(14)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(11)	(26)
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,403	29,372
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,405	5,409
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(29)	(33)
Infinity Sales Group(1)	Media	12.45%	L + 10.50%; 1.00% Floor	11/23/2022	25,579	25,579	27,625
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	25,653	25,244	25,269
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(26)	(27)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	22,208	21,710	21,875
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	1,800	(39)	(27)
Iracore International Holdings, Inc.^ (1)	Energy Equipment & Services	10.88%	L + 9.00%; 1.00% Floor	04/12/2021	2,917	2,917	2,917
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.93%	L + 5.00%; 1.00% Floor	05/08/2022	6,841	6,817	5,575
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	3,917	3,575	3,502
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	5,201	2,683	–
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,373	38,381
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(37)	(40)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	15,896	15,607	15,618
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	993	–	(17)
Mervin Manufacturing, Inc.(1)	Leisure Products	9.30%	L + 7.50%; 1.00% Floor	09/30/2022	10,886	10,885	10,668
Midwest Transport, Inc.(1) (2)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	11,906	11,812	11,787
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	20,713	20,350	20,351
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	3,188	840	837
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	3,990	3,913	3,940
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	8,514	8,401	8,408
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	654	(6)	(8)
Output Services Group, Inc.	Diversified Consumer Services	6.30%	L + 4.50%; 1.00% Floor	03/27/2024	3,942	3,928	3,262
Output Services Group, Inc.(3)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	24	–	(4)
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	4,771	4,730	4,723
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	1,686	1,671	1,669
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	3,238	3,233	3,222
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	1,760	1,756	1,751
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	1,729	1,721	1,720

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	$ 930	$928	$925
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,140	18,160
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	8.15%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,366	22,324
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(56)	(63)
Power Stop, LLC(2)	Auto Components	6.44%	L + 4.50%	10/19/2025	7,524	7,508	7,449
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	11,771	11,596	11,594
Professional Physical Therapy(1)	Health Care Providers & Services	8.44%	L + 6.75% (incl. 0.75% PIK); 1.00% Floor	12/16/2022	5,826	5,121	4,952
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	11,760	11,702	11,701
Regulatory DataCorp, Inc.	Diversified Financial Services	6.44%	L + 4.50%; 1.00% Floor	09/21/2022	2,456	2,456	2,407
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	8,998	8,956	8,908
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,644	(7)	(16)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	10,700	10,492	10,486
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	18,993	18,576	18,280
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	6,011	5,909	5,921
Shopatron, LLC (dba Kibo)(1) (2) (4)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	1,853	1,834	1,825
SMS Systems Maintenance Services, Inc.	IT Services	6.80%	L + 5.00%; 1.00% Floor	10/30/2023	7,275	7,252	5,602
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,170	9,996
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	743	723
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	381	378	369
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	13,432	13,241	13,197
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	1,857	67	60
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	4,643	(37)	(81)
Tronair Parent Inc.	Air Freight & Logistics	6.66%	L + 4.75%; 1.00% Floor	09/08/2023	6,790	6,751	6,111
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.80%	L + 5.00%; 1.00% Floor	05/17/2021	6,305	6,283	5,801
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	10.44%	L + 8.50%; 1.00% Floor	08/13/2021	29,644	29,445	29,051
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	12,989	12,773	12,860
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	18,690	18,493	18,549
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	882	479	481
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,000	9,988
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,062	(20)	(21)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(12)	(26)
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,291	6,272
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (5)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,106	31,060
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(58)	(63)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	8,735	8,570	8,560
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(14)	(15)
Wrike, Inc.(1) (2)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,289	22,250
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(27)	(32)
Xactly Corporation(1) (2)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,832	26,834
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(18)	(21)
Yasso, Inc.(1) (2)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	8,028	7,948	7,767

Total 1st Lien/Senior Secured Debt						1,094,885	1,080,670

1st Lien/Last-Out Unitranche (7) – 5.22%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	11,900	11,611	11,602
Doxim, Inc.(1) (2)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	624	609	609
RugsUSA, LLC(1) (2)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,798	5,796
Smarsh, Inc.(1) (2)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	17,401	17,289	17,271

Total 1st Lien/Last-Out Unitranche						35,307	35,278

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
2nd Lien/Senior Secured Debt – 34.61%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	$ 5,738	$5,644	$5,637
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	9.91%	L + 8.00% PIK	11/19/2021	23,453	23,453	22,515
DiscoverOrg, LLC(2)	Software	10.19%	L + 8.50%	02/01/2027	10,000	9,861	10,000
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,448	19,454
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	7,000	6,851	6,825
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(18)	(45)
GK Holdings, Inc. (dba Global Knowledge)	IT Services	12.19%	L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,977	2,100
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,832	1,827
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	680	91	85
ICP Industrial, Inc.(1) (2)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,026	19,992
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	2,500
Market Track, LLC(1) (2)	Media	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,695	21,368
MPI Products LLC(1) (4) (8)	Auto Components		L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,090	12,700
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,678	18,384
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,381	18,067
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,107	40,937
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,222	4,925
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,868	14,854
Zep Inc.(2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,332	11,900

Total 2nd Lien/Senior Secured Debt						263,440	234,025

Unsecured Debt – 1.10%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	4,417	4,417	4,417
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,928	1,928	1,928
Conergy Asia & ME Pte. LTD.^ (1) (5)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064

Total Unsecured Debt						7,409	7,409

Investment *	Industry	Interest Rate	Par Amount/Shares (++)	Cost	Fair Value
Preferred Stock – 7.21%
Accuity Delivery Systems, LLC^ (1) (2) (6) (9)	Health Care Providers & Services		$ 97,130	$3,200	$5,119
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		250,000	25,000	23,100
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		1,108,333	10,186	18,476
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		600,000	600	–
Kawa Solar Holdings Limited^ (1) (5) (8) (9)	Construction & Engineering	8.00%	63,260	778	–
Wine.com, LLC(1) (2) (6) (9)	Beverages		221,072	1,900	2,067

Total Preferred Stock				41,664	48,762

Common Stock – 7.12%
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		406,226	29,230	23,764
Bolttech Mannings, Inc.^^ (1) (6) (9)	Commercial Services & Supplies		8,000	6,591	339
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		453,383	2,393	7,427
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B^^^ (1) (2) (9)	Health Care Providers & Services		8,464	1,141	1,617
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units^^^ (1) (2) (5) (6) (9)	Health Care Providers & Services		7,988	159	464
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		2,000	4,700	–
Country Fresh Holding Company Inc.(1) (2) (6) (9)	Food Products		671	839	582
Elah Holdings, Inc.^ (1) (2) (6) (9)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (1) (6) (9)	Energy Equipment & Services		28,898	7,003	7,967
Kawa Solar Holdings Limited^ (1) (5) (6) (9)	Construction & Engineering		1,399,556	–	–
National Spine and Pain Centers, LLC(1) (2) (6) (9)	Health Care Providers & Services		600	600	120
Prairie Provident Resources, Inc.^^^ (5) (6)	Oil, Gas & Consumable Fuels		3,579,988	9,237	124
Wrike, Inc.(1) (2) (6) (9)	Professional Services		3,484,784	2,165	3,004
Yasso, Inc.(1) (2) (6) (9)	Food Products		850	850	466

Total Common Stock				67,142	48,108

TOTAL INVESTMENTS – 215.09%				$ 1,509,847	$ 1,454,252

LIABILITIES IN EXCESS OF OTHER ASSETS – (115.09%)					$ (778,127)

NET ASSETS – 100.00%					$ 676,125

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

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies”.

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

1.ORGANIZATION

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche loans, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to Group Inc., together with GS & Co., GSAM and its other subsidiaries.

On March 23, 2015, the Company completed its initial public offering and the Company’s common stock began trading on the New York Stock Exchange under the symbol “GSBD”.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Prepayment premiums	$—	$646
Accelerated amortization of upfront loan origination fees and unamortized discounts	$396	$1,037

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2020, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 0.9% and 0.1% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value. As of December 31, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 2.0% and 1.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2020 and December 31, 2019, the Company held an aggregate cash balance of $22,047 and $9,409. Foreign currency of $1,073 and $1,003 (acquisition cost of $1,082 and $991) is included in cash as of March 31, 2020 and December 31, 2019.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2020 and 2019, the Company accrued excise taxes of $427 and $442. As of March 31, 2020, $622 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

The Company has a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through its 10b5-1 plan.

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent, the offering of the Company’s 4.50% Convertible Notes due 2022 (the “Convertible Notes”), and the offering of the Company’s 3.75% Notes due 2025 (the “2025 Notes”). The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to the Convertible Notes and the 2025 Notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

Deferred Offering Costs

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering.

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is elective and is effective on March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company has entered into an investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

The Company is seeking shareholder approval of the amendment and restatement of the Investment Management Agreement between the Investment Adviser and the Company (as amended, the “New Investment Management Agreement”). The New Investment Management Agreement would amend and restate the Investment Management Agreement in order to exclude any amounts resulting solely from the purchase accounting for any premium or discount paid for the acquisition of assets in a merger, such as the premium to NAV to be paid for the shares of GS MMLC common stock in the Merger, from the calculation of the income incentive fee under such agreement. None of the other material terms will change in the New Investment Management Agreement as compared to the Investment Management Agreement, including the services to be provided, the Management Fee (as defined below) and the capital gain incentive fee. If approved by our stockholders, the New Investment Management Agreement would take effect upon, and be contingent on, the closing of the Merger.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee (i) was calculated at an annual rate of 1.50% (0.375% per quarter) (the “Original Rate”) through June 14, 2018 and (ii) is calculated at an annual rate of 1.00% (0.25% per quarter) (the “New Rate”) thereafter, in each case, of the average value of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter (including any quarter during which both the Original Rate and the New Rate were in effect) will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the three months ended March 31, 2020 and 2019 Management Fees amounted to $3,666 and $3,536. The Investment Adviser has voluntarily agreed to permanently waive $660 of Management Fees for the three months ended March 31, 2020. As of March 31, 2020, $3,006 remained payable.

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

For the three months ended March 31, 2020 and 2019, the Company incurred Incentive Fees based on income of $0 and $493. As of March 31, 2020, no incentive fees remained payable. For the three months ended March 31, 2020 and 2019, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of five quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2020, otherwise payable by the Company under the Investment Management Agreement and the proposed New Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three months ended March 31, 2020, the Company did not incur an Incentive Fee based on income.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $237 and $237. As of March 31, 2020, $159 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Transfer Agent of $4 and $3. As of March 31, 2020, $3 remained payable.

Common Stock Repurchase Plans

In February 2019, our Board of Directors approved the “Company 10b5-1 Plan”, which provides for the Company to repurchase up to $25,000 of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. Purchases under the Company 10b5-1 Plan would be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.  The Company 10b5-1 Plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020.

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2020 and 2019, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of March 31, 2020 and December 31, 2019, Group Inc. owned 16.05% and 16.06%, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2020
Controlled Affiliates
Animal Supply Holdings LLC	$50,685	$33	$(9)	$—	$(4,217)	$46,492	$125
Bolttech Mannings, Inc.	22,854	22,054	(20,401)	(4,704)	818	20,621	606
Total Controlled Affiliates	$73,539	$22,087	$(20,410)	$(4,704)	$(3,399)	$67,113	$731
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$109,827	$(45,521)	$—	$—	$64,306	$5
Accuity Delivery Systems, LLC	15,213	14	—	—	805	16,032	237
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	—	—	—	5,949	38,197	190
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	7	—	—	(578)	16,740	327
Conergy Asia Holdings, Ltd	1,064	—	—	—	(9)	1,055	27
Elah Holdings, Inc.	2,234	—	—	—	—	2,234	—
Iracore International Holdings, Ltd	10,884	—	—	—	(2,002)	8,882	79
Kawa Solar Holdings Limited	3,502	28	—	—	(286)	3,244	—
Prairie Provident Resources, Inc.	124	—	—	—	(86)	38	—
Total Non-Controlled Affiliates	$82,580	$109,876	$(45,521)	$—	$3,793	$150,728	$865
Total Affiliates	$156,119	$131,963	$(65,931)	$(4,704)	$394	$217,841	$1,596

For the Year Ended December 31, 2019
Controlled Affiliates
Animal Supply Holdings LLC	$ —	$58,075	$—	$—	$(7,390)	$50,685	$337
Bolttech Mannings, Inc.	23,863	3,827	—	—	(4,836)	22,854	2,245
Senior Credit Fund, LLC (2)	96,456	125,555	(224,926)	(629)	3,544	—	3,450
Total Controlled Affiliates	$120,319	$187,457	$(224,926)	$(629)	$(8,682)	$73,539	$6,032
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$332,086	$(332,086)	$—	$—	$—	$70
Accuity Delivery Systems, LLC	13,730	53	—	—	1,430	15,213	1,039
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	26,854	698	—	—	4,696	32,248	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	10,273	6,523	—	—	515	17,311	1,060
Conergy Asia Holdings, Ltd	1,064	—	—	—	—	1,064	106
Elah Holdings, Inc.	2,234	—	—	—	—	2,234	—
Iracore International Holdings, Ltd	7,807	—	(472)	—	3,549	10,884	393
Kawa Solar Holdings Limited	8,066	—	(4,575)	—	11	3,502	—
NTS Communications, Inc.	55,557	576	(55,817)	(7,226)	6,910	—	734
Prairie Provident Resources, Inc.	504	—	—	—	(380)	124	—
Total Non-Controlled Affiliates	$126,089	$339,936	$(392,950)	$(7,226)	$16,731	$82,580	$4,100
Total Affiliates	$246,408	$527,393	$(617,876)	$(7,855)	$8,049	$156,119	$10,132

(1)	Fund advised by an affiliate of Goldman Sachs.
(2)

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2020 and December 31, 2019, there were $520 and $234 included within Accrued expenses and other liabilities and $625 and $0 included within Interest and other debt expenses payable paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	March 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,144,910	$1,074,489	$1,094,885	$1,080,670
1st Lien/Last-Out Unitranche	35,303	34,182	35,307	35,278
2nd Lien/Senior Secured Debt	246,270	200,832	263,440	234,025
Unsecured Debt	7,409	7,400	7,409	7,409
Preferred Stock	41,664	53,814	41,664	48,762
Common Stock	75,436	52,030	67,142	48,108
Total Investments	$1,550,992	$1,422,747	$1,509,847	$1,454,252

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	9.3%	22.3%	10.9%	23.5%
Software	8.3	19.8	8.2	17.7
Interactive Media & Services	7.3	17.4	7.4	15.9
Health Care Technology	7.1	17.0	6.3	13.6
IT Services	6.4	15.3	6.5	14.1
Health Care Equipment & Supplies	5.8	13.9	5.9	12.6
Real Estate Management & Development	5.6	13.5	5.1	11.0
Professional Services	5.2	12.5	5.0	10.7
Diversified Consumer Services	5.0	12.0	2.6	5.7
Commercial Services & Supplies	4.2	9.9	4.5	9.6
Media	3.3	7.9	3.4	7.3
Distributors	3.3	7.8	3.5	7.5
Air Freight & Logistics	3.0	7.2	3.2	7.0
Aerospace & Defense	2.7	6.4	2.2	4.8
Diversified Financial Services	2.6	6.1	2.8	6.1
Hotels, Restaurants & Leisure	2.4	5.6	2.4	5.2
Chemicals	2.2	5.3	2.4	5.2
Road & Rail	2.1	5.0	2.5	5.4
Household Products	1.6	3.9	1.7	3.6
Transportation Infrastructure	1.5	3.6	1.5	3.2
Diversified Telecommunication Services	1.4	3.5	1.4	2.9
Auto Components	1.3	3.2	1.4	3.0
Entertainment	1.2	2.8	1.3	2.7
Life Sciences Tools & Services	0.9	2.3	1.0	2.1
Leisure Products	0.7	1.7	0.7	1.6
Insurance	0.7	1.6	0.7	1.6
Trading Companies & Distributors	0.7	1.6	0.8	1.7
Energy Equipment & Services	0.6	1.5	0.8	1.6
Food Products	0.6	1.4	0.6	1.3
Beverages	0.6	1.4	0.6	1.2
Internet & Direct Marketing Retail	0.5	1.3	0.5	1.1
Communications Equipment	0.4	1.0	0.5	1.1
Textiles, Apparel & Luxury Goods	0.4	0.9	0.5	1.0
Specialty Retail	0.3	0.8	0.4	0.8
Construction & Engineering	0.3	0.7	0.3	0.7
Containers & Packaging	0.3	0.7	0.3	0.7
Capital Markets	0.2	0.4	0.2	0.3
Oil, Gas & Consumable Fuels(1)	0.0	0.0	0.0	0.0
Total	100.0%	239.2%	100.0%	215.1%

(1) Amount rounds to 0.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2020	December 31, 2019
United States	95.8%	95.7%
Canada	2.6	2.6
Ireland	1.3	1.4
Germany	0.2	0.2
Singapore	0.1	0.1
Total	100.0%	100.0%

Senior Credit Fund, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. The Company invested together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose was to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of the Company and Cal Regents were responsible for sourcing the Senior Credit Fund’s investments. Each of the Company and Cal Regents had a 50% economic ownership in the Senior Credit Fund and each had subscribed to and has fully contributed $100,000. On December 19, 2016, SPV I entered into an amended and restated credit facility (as amended, the “Asset Based Facility”), which consisted of a revolving credit facility (the “SPV I Revolving Credit Facility”), a term loan facility (the “SPV I Term Loan Facility”) and a Class B loan facility (the “SPV I Class B Facility”), with various lenders. For the Asset Based Facility, Natixis, New York Branch served as the facility agent, and State Street Bank and Trust Company served as the collateral agent. On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund. On May 8, 2019, the Company and Cal Regents each contributed $125,555 to the Senior Credit Fund, which was used by the Senior Credit Fund to repay in full all outstanding indebtedness, including all accrued and unpaid interest and fees, under the Asset Based Facility and to fund certain other related expenses that the Senior Credit Fund expects to incur in connection with its dissolution. The Asset Based Facility was then terminated and all liens securing the collateral under the Asset Based Facility were released and terminated.

Following the repayment and termination of the aforementioned Asset Based Facility, the Senior Credit Fund distributed to its members their pro rata share of the assets of the Senior Credit Fund. The pro rata portion of the assets received by the Company included senior secured loans of $215,103 and $210,088 at amortized cost and at fair value, and cash of $9,822. In addition, the Company assumed the obligation to fund outstanding unfunded commitments of the Senior Credit Fund that totaled $5,664, representing its pro rata portion of all unfunded commitments of the Senior Credit Fund at such time. The pro rata portion of the assets received by the Company have been included in the Company’s consolidated financial statements and notes thereto. After the satisfaction of all remaining liabilities and the distribution of remaining assets, the Senior Credit Fund was terminated.

The table below presents the selected statement of operations information for the Senior Credit Fund:

For the Three Months Ended March 31, 2019
Selected Statements of Operations Information:
Total investment income	$9,196

Expenses
Interest and other debt expense	4,002
Professional fees	198
Administration and custodian fees	98
Other expenses	7
Total expenses	$4,305
Total net income	4,891
Net realized gain (loss) on investments	–
Net change in unrealized appreciation (depreciation) on investments	(1,040)
Net increase (decrease) in members’ equity	$3,851

5.	FAIR VALUE MEASUREMENT

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
Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2020(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$873,592	• Discount Rate	6.6% - 16.9% (9.3%)
Collateral analysis:
		• Recovery Rate	82.8%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$34,182	• Discount Rate	8.9% - 12.0% (10.9%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$163,719	• Discount Rate	9.2% - 13.4% (11.4%)
Collateral analysis:
		• Recovery Rate	2.5%
	Unsecured Debt	Discounted cash flows:
	$7,400	• Discount Rate	11.9% - 12.0% (11.9%)
Collateral analysis:
		• Recovery Rate	99.1%
Equity	Preferred Stock	Comparable multiples:
	$53,814	• EV/Revenue	0.6x - 3.4x (1.2x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x - 17.4x (8.6x)
	Common Stock	Discounted cash flows:
	$51,992	• Discount Rate	12.7% - 31.5% (24.0%)
Comparable multiples:
		• EV/Revenue	0.5x - 9.7x (5.0x)
Comparable multiples:
		• EV/EBITDA(5)	3.8x - 9.8x (7.2x)

(1)

Included within Level 3 assets of $1,341,509 is an amount of $156,810 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,074,344 or 86.9% of Level 3 bank loans, corporate debt, and other debt obligations.

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$831,066	• Discount Rate	5.8% - 14.6% (8.9%)
Collateral analysis:
		• Recovery Rate	89.4%
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$35,278	• Discount Rate	8.5% - 10.1% (9.7%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$187,033	• Discount Rate	9.9% - 11.7% (10.6%)
Comparable multiples:
		• EV/EBITDA(5)	11.0x - 18.9x (7.8x)
Collateral analysis:
		• Recovery Rate	16.1% - 63.5% (59.3%)
	Unsecured Debt	Discounted cash flows:
	$7,409	• Discount Rate	11.9% - 12.0% (11.9%)
Collateral analysis:
		• Recovery Rate	100.0%
Equity	Preferred Stock	Comparable multiples:
	$48,762	• EV/Revenue	1.0x - 3.2x (1.3x)
Comparable multiples:
		• EV/EBITDA(5)	7.0x - 19.0x (8.8x)
	Common Stock	Discounted cash flows:
	$47,984	• Discount Rate	13.9% - 31.0% (23.8%)
Comparable multiples:
		• EV/Revenue	0.6x - 9.7x (9.0x)
Comparable multiples:
		• EV/EBITDA(5)	4.3x - 12.7x (7.4x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy.

	March 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$53,607	$1,020,882	$1,074,489	$—	$80,583	$1,000,087	$1,080,670
1st Lien/Last-Out Unitranche	—	—	34,182	34,182	—	—	35,278	35,278
2nd Lien/Senior Secured Debt	—	27,593	173,239	200,832	—	32,992	201,033	234,025
Unsecured Debt	—	—	7,400	7,400	—	—	7,409	7,409
Preferred Stock	—	—	53,814	53,814	—	—	48,762	48,762
Common Stock	38	—	51,992	52,030	124	—	47,984	48,108
Affiliated Money Market Fund	64,306	—	—	64,306	—	—	—	—
Total assets	$64,344	$81,200	$1,341,509	$1,487,053	$124	$113,575	$1,340,553	$1,454,252
Foreign currency forward contracts (asset) (1)	$—	$114	$—	$114	$—	$32	$—	$32

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type.

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2020
1st Lien/Senior Secured Debt	$1,000,087	$98,519	$155	$(46,290)	$(31,550)	$1,084	$24,424	$(25,547)	$1,020,882	$(46,472)
1st Lien/Last-Out Unitranche	35,278	—	—	(1,092)	(44)	40	—	—	34,182	(1,092)
2nd Lien/Senior Secured Debt	201,033	26,883	(10,288)	(8,509)	(33,907)	127	—	(2,100)	173,239	(14,899)
Unsecured Debt	7,409	—	—	(9)	—	—	—	—	7,400	(9)
Preferred Stock	48,762	—	—	5,052	—	—	—	—	53,814	5,052
Common Stock	47,984	8,293	—	(4,285)	—	—	—	—	51,992	(4,285)
Total assets	$1,340,553	$133,695	$(10,133)	$(55,133)	$(65,501)	$1,251	$24,424	$(27,647)	$1,341,509	$(61,705)

For the Three Months Ended March 31, 2019
1st Lien/Senior Secured Debt	$711,204	$81,430	$(2)	$(1)	$(14,404)	$1,610	$—	$—	$779,837	$(4)
1st Lien/Last-Out Unitranche	106,879	202	113	(144)	(6,044)	81	—	—	101,087	(176)
2nd Lien/Senior Secured Debt	348,741	10,382	(24,833)	6,982	(93,830)	1,098	—	(6,060)	242,480	(7,119)
Unsecured Debt	6,697	—	—	4	—	—	—	—	6,701	4
Preferred Stock	21,534	25,000	—	(1,669)	—	—	—	—	44,865	(1,669)
Common Stock	21,839	29,231	—	(591)	—	—	—	—	50,479	(591)
Total assets	$1,216,894	$146,245	$(24,722)	$4,581	$(114,278)	$2,789	$—	$(6,060)	$1,225,449	$(9,555)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates its carrying value because the Revolving Credit Facility has variable interest based on selected short term rates. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2020 and December 31, 2019 was $142,406 and $160,689, based on broker quotes received by the Company. The fair value of the Company’s 2025 Notes, which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2020 was $334,908, based on vendor pricing received by the Company.

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 165% and 187%.

As of the dates indicated, the Company’s outstanding debt was as follows:

	As of
	March 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$392,312	$402,797	$795,000	$177,039	$618,407
Convertible Notes(3)	155,000	—	151,732	155,000	—	151,320
2025 Notes(4)	360,000	—	353,542	—	—	—
Total Debt	$1,310,000	$392,312	$908,071	$950,000	$177,039	$769,727

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2020, the Company had outstanding borrowings denominated in USD of $365,574 and in Euros (EUR) of 33,750. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $580,550 and in EUR of 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $2,345 and OID net of accretion of $923 as of March 31, 2020, and net of unamortized debt issuance costs of $2,648 and OID net of accretion of $1,032 as of December 31, 2019.

(4)	The carrying value of the Company’s 2025 Notes is presented net of unamortized debt issuance costs of $6,458 as of March 31, 2020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2020 and the year ended December 31, 2019 was 3.80% and 4.25%.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. Truist Bank (formerly known as SunTrust Bank) serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018 and February 25, 2020.

The aggregate committed borrowing amount under the Revolving Credit Facility is $795,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000,000. Upon consummation of the Merger, the aggregate committed borrowings under the Revolving Credit Facility will be $1,695,000 and the uncommitted accordion feature will allow the Company to increase the borrowing capacity of the Revolving Credit Facility up to $2,250,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus a margin of either 1.75% or 1.875%, subject to borrowing base conditions or (ii) an alternative base rate, which is the highest of 0, the Prime Rate, the Federal Funds Effective Rate plus 0.50% and overnight LIBOR plus 1.00%, plus either 0.75% or 0.875%, subject to borrowing base conditions. Borrowings denominated in non-USD bear interest of LIBOR plus a margin of either 1.75% or 1.875%, subject to borrowing base conditions. With respect to borrowings denominated in USD, the Company may elect either the LIBOR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 25, 2025.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $500,000 plus 25% of net proceeds of the sale of equity interests after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $350,000, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, each as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $17,017 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2020 and December 31, 2019, deferred financing costs were $8,950 and $4,427.

The below table presents the summary information of the Revolving Credit Facility.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Borrowing interest expense	$3,904	$5,781
Facility fees	333	186
Amortization of financing costs	400	339
Total	$4,637	$6,306
Weighted average interest rate	3.54%	4.38%
Average outstanding balance	$443,639	$534,673

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

The Convertible Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), as Trustee. Wells Fargo and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on an initial conversion rate of 40.8397 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016 and 16.7% above the $20.99 per share closing price of our common stock on June 26, 2018. The Company will not have the right to redeem the Convertible Notes prior to maturity.

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

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the indenture governing the Convertible Notes. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC Topic 815, Derivatives and Hedging. At the time of issuance the values of the debt and equity components of the Initial Convertible Notes and Additional Convertible Notes were approximately 99.4% and 0.6%, and 97.9% and 2.1%.

The OID equal to the equity component of the Convertible Notes was recorded in “paid-in capital in excess of par” in the accompanying Consolidated Statements of Assets and Liabilities. The Company records interest expense comprised of both stated interest and amortization of the OID. At the time of issuance, the equity components of the Initial Convertible Notes and the Additional Convertible Notes were $743 and $836. Additionally, the issuance costs associated with the Convertible Notes were allocated to the debt and equity components in proportion to the allocation of the values at the time of issuance and accounted for as debt issuance costs and equity issuance costs.

As of the dates indicated, the below table presents the components of the carrying value of the Convertible Notes:

	March 31, 2020	December 31, 2019
Principal amount of debt	$155,000	$155,000
OID, net of accretion	922	1,032
Unamortized debt issuance costs	2,346	2,648
Carrying value	$151,732	$151,320
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.78%	4.77%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Borrowing interest expense	$1,744	$1,744
Accretion of OID	110	104
Amortization of debt issuance costs	303	299
Total	$2,157	$2,147

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of unsecured notes. The 2025 Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, as Trustee. Wells Fargo Bank and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

As of the dates indicated, the below table presents the components of the carrying value of the 2025 Notes:

	March 31, 2020	December 31, 2019
Principal amount of debt	$360,000	N/A
Unamortized debt issuance costs	6,458	N/A
Carrying value	353,542	N/A
Stated interest rate	3.75%	N/A

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Borrowing interest expense	$1,912	N/A
Amortization of debt issuance costs	188	N/A
Total	$2,100	N/A

7.	DERIVATIVES

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

For the three months ended March 31, 2020 and 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $3,815 and $3,492.

As of the dates indicated, the table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements.

	Presented on the Consolidated Statements of Financial Condition
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2020
Bank of America, N.A.	$114	$—	$114	$—	$114
December 31, 2019
Bank of America, N.A.	$32	$—	$32	$—	$32

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net realized gain (loss) on foreign currency forward contracts	$28	$18
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	82	78
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$110	$96

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Ansira Partners, Inc.	4/16/2020	$96	$96	$(11)	$(3)
Hygiena Borrower LLC	6/29/2020	715	715	(36)	(14)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	2,986	6,220	(448)	(124)
Diligent Corporation	12/19/2020	4,267	4,268	(43)	(43)
Brillio, LLC	2/6/2021	755	1,510	(42)	(15)
CorePower Yoga LLC	5/14/2021	158	1,807	(16)	(27)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	1,418	1,418	(67)	(14)
Associations, Inc.	7/30/2021	851	912	(62)	(9)
WebPT, Inc.	8/28/2021	1,274	1,274	(105)	(26)
Elemica Parent, Inc.	9/18/2021	560	560	(42)	(14)
Bullhorn, Inc.	10/1/2021	591	727	(27)	(11)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	1,352	2,940	(47)	(29)
Eptam Plastics, Ltd.	12/6/2021	1,830	1,830	(78)	(14)
MRI Software LLC	2/10/2022	1,363	—	(177)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	654	654	(31)	(8)
Diligent Corporation	4/14/2022	156	156	(2)	(2)
Xactly Corporation	7/29/2022	1,697	1,697	(59)	(21)
Hygiena Borrower LLC	8/26/2022	1,313	1,313	(66)	(26)
Lithium Technologies, Inc.	10/3/2022	2,684	2,684	(141)	(40)
Businessolver.com, Inc.	5/15/2023	1,569	941	(78)	(16)
Integral Ad Science, Inc.	7/19/2023	1,815	1,815	(68)	(27)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	191	88	(11)	(1)
SPay, Inc. (dba Stack Sports)	6/17/2024	380	380	(39)	(12)
Fenergo Finance 3 Limited	9/5/2024	1,654	1,683	(79)	(13)
Fenergo Finance 3 Limited	9/5/2024	1,182	1,182	(56)	(9)
iCIMS, Inc.	9/12/2024	1,868	1,868	(89)	(33)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	510	2,295	(18)	(40)
Wrike, Inc.	12/31/2024	1,600	1,600	(48)	(32)
Apptio, Inc.	1/10/2025	2,225	2,225	(61)	(39)
ConnectWise, LLC	2/28/2025	1,036	1,036	(75)	(13)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	626	—	(14)	—
Mailgun Technologies, Inc.	3/26/2025	993	993	(50)	(17)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	1,800	1,800	(72)	(27)
PlanSource Holdings, Inc.	4/22/2025	3,142	3,142	(173)	(63)
CorePower Yoga LLC	5/14/2025	678	678	(68)	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,169	3,169	(79)	(63)
Riverpoint Medical, LLC	6/21/2025	822	1,644	(62)	(16)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	800	1,600	(80)	(32)
WorkForce Software, LLC	7/31/2025	771	771	(50)	(15)
Elemica Parent, Inc.	9/18/2025	102	253	(8)	(6)
CST Buyer Company (dba Intoxalock)	10/3/2025	351	876	(53)	—
Acquia, Inc.	10/31/2025	1,322	1,322	(66)	(26)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	880	880	(31)	(18)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	2,441	—	(55)	—
MRI Software LLC	2/10/2026	311	—	(40)	—
Instructure Holdings	3/24/2026	2,000	—	(25)	—

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Output Services Group, Inc.	3/27/2020	—	24	—	(4)
Gastro Health Holdco, LLC	4/13/2020	—	754	—	(11)
GlobalTranz Enterprises, Inc.	5/15/2020	—	1,992	—	(179)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	—	4,643	—	(81)
Gastro Health Holdco, LLC	9/13/2021	—	5,100	—	(77)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	—	394	—	(3)
DDS USA Holding, Inc.	6/30/2022	—	971	—	(5)
Gastro Health Holdco, LLC	9/4/2023	—	2,000	—	(30)
Empirix, Inc.	9/25/2023	—	1,300	—	(130)
Associations, Inc.	7/30/2024	—	587	—	(6)
WebPT, Inc.	8/28/2024	—	1,062	—	(21)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	—	1,764	—	(31)
Bullhorn, Inc.	10/1/2025	—	545	—	(8)
Eptam Plastics, Ltd.	12/6/2025	—	686	—	(10)
Total 1st Lien/Senior Secured Debt		$58,958	$84,844	$(3,048)	$(1,564)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$583	$583	$(45)	$(10)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	1,800	1,800	(185)	(45)
Total 2nd Lien/Senior Secured Debt		$2,383	$2,383	$(230)	$(55)
Total		$61,341	$87,227	$(3,278)	$(1,619)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities.

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

Equity Issuances

There were no sales of the Company’s common stock during the three months ended March 31, 2020 and 2019.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45

For the Three Months Ended March 31, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45

Dividend Reinvestment Plan

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

Date Declared	Record Date	Payment Date	Shares
For the Three Months Ended March 31, 2020
October 30, 2019	December 31, 2019	January 15, 2020	34,566

For the Three Months Ended March 31, 2019
October 30, 2018	December 31, 2018	January 15, 2019	39,591

10.EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(63,780)	$2,215
Weighted average shares outstanding	40,396,319	40,261,057
Basic and diluted earnings (loss) per share	$(1.58)	$0.06

For the purpose of calculating diluted earnings (loss) per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2020 and 2019 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2020 and 2019. Therefore, for the three months ended March 31, 2020 and 2019, diluted earnings (loss) per share equal basic earnings (loss) per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Per Share Data:(1)
NAV, beginning of period	$16.75	$17.65
Net investment income (loss)	0.45	0.55
Net realized and unrealized gains (losses)(2)	(2.03)	(0.51)
Income tax provision, realized and unrealized gains	—	0.01
Net increase (decrease) in net assets resulting from operations	(1.58)	0.05
Distributions declared from net investment income(3)	(0.45)	(0.45)
Total increase (decrease) in net assets	(2.03)	(0.40)
NAV, end of period	$14.72	$17.25
Market price, end of period	$12.33	$20.54
Shares outstanding, end of period	40,401,637	40,267,216
Weighted average shares outstanding	40,396,319	40,261,057
Total return based on NAV(4)	(9.23)%	(0.01)%
Total return based on market value(5)	(40.16)%	14.33%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$594,859	$694,746
Ratio of net expenses to average net assets(6)	8.59%	8.11%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.96%	2.95%
Ratio of interest and other debt expenses to average net assets(7)	5.63%	4.88%
Ratio of incentive fees to average net assets(7)	—	0.28%
Ratio of total expenses to average net assets(6)	9.01%	8.11%
Ratio of net investment income (loss) to average net assets(6)	11.65%	12.98%
Average debt outstanding	$800,397	$689,673
Average debt per share(8)	$19.81	$17.13
Portfolio turnover	6%	8%

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount paid for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
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

Consummation of the Merger is subject to certain closing conditions, including (a) the Company’s stockholder approval of each of the Merger, the amended and restated certificate of incorporation of the Company, the issuance of shares of the Company’s common stock and the New Investment Management Agreement (b) GS MMLC stockholder approval of each of the Merger and the New Investment Management Agreement, (c) the effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Company and GS MMLC, and a prospectus of the Company and (d) certain other closing conditions. The Merger Agreement also contains certain termination rights in favor of the Company and GS MMLC, including if the Merger is not completed on or before December 9, 2020 or if the requisite approvals of the Company’s stockholders or GS MMLC’s stockholders are not obtained. The Merger Agreement also provides that, upon the termination of the Merger Agreement under certain circumstances, the Company may be required to pay GS MMLC a termination fee of $20.5 million, or GS MMLC may be required to pay the Company a termination fee of $27.8 million.

The Merger is expected to be accounted for as an asset acquisition of GS MMLC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of GS MMLC’s assets and liabilities.

13.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On May 5, 2020, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 15, 2020 to holders of record as of June 30, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2020, we originated more than $3.77 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages,” in our annual report on Form 10-K for the year ended December 31, 2019.

Pending Merger with GS MMLC

On December 9, 2019, we entered into the Merger Agreement with GS MMLC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of us and GS MMLC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company and, immediately thereafter, GS MMLC will merge with and into us, with us continuing as the surviving company (the “Merger”). For more information about the Merger, see Note 12 “Pending Merger With GS MMLC” to our consolidated financial statements included in this report and our preliminary joint proxy statement and prospectus on Form N-14, filed with the SEC on January 8, 2020.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others.  The emergence of COVID-19 has created economic and financial disruptions that, during the first quarter, adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, our portfolio companies’ results of operations and liquidity and by extension our operating results. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. The largest five industries in our investment portfolio as of March 31, 2020 are Healthcare Providers and Services, Software, Interactive Media and Services, Healthcare Technology, and IT Services. As of March 31, 2020, 3.1% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure, Textiles, Apparel and Luxury Goods, Oil, Gas and Consumable Fuels, Airlines, and Multi-line and Specialty Retail industries, industries which may be significantly adversely impacted by the COVID-19 pandemic. Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and executed on its business continuity planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that manages its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, nearly all of its employees are working remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in Part II.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with our investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including those relating to:

•	our operational expenses;
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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent, our 4.50% Convertible Notes due 2022 (the “Convertible Notes”), and our 3.75% Notes due 2025 (the “2025 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$1,144.91	$1,074.49	75.5%	$1,094.89	$1,080.67	74.3%
First Lien/Last-Out Unitranche	35.30	34.18	2.4	35.31	35.28	2.4
Second Lien/Senior Secured Debt	246.27	200.83	14.1	263.44	234.02	16.1
Unsecured Debt	7.41	7.40	0.5	7.41	7.41	0.5
Preferred Stock	41.66	53.82	3.8	41.66	48.76	3.4
Common Stock	75.44	52.03	3.7	67.14	48.11	3.3
Total Investments	$1,550.99	$1,422.75	100.0%	$1,509.85	$1,454.25	100.0%

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.1%	10.2%	8.6%	9.1%
First Lien/Last-Out Unitranche(2) (3)	9.3	11.3	10.0	10.0
Second Lien/Senior Secured Debt(2)	9.4	13.4	9.2	11.2
Unsecured Debt(2)	11.7	12.5	11.7	11.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	7.7%	9.9%	8.2%	8.9%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

As of March 31, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 7.7% and 9.9%, as compared to 8.2% and 8.9%, at December 31, 2019. The change in weighted average yield at fair value both on the total portfolio level and individual lien type was driven primarily by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.)

	As of
	March 31, 2020	December 31, 2019
Number of portfolio companies	107	106
Percentage of performing debt bearing a floating rate(1)	98.5%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.5%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.5%	9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	10.7%	9.6%
Weighted average leverage (net debt/EBITDA)(4)	5.6x	5.7x
Weighted average interest coverage(4)	2.6x	2.4x
Median EBITDA(4)	$37.83 million	$37.64 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 29.2% and 25.1%, of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors on an ongoing basis the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•

Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	0.0%	$12.17	0.8%
Grade 2	1,111.63	78.1	1,366.84	94.1
Grade 3	306.13	21.5	60.04	4.1
Grade 4	4.99	0.4	15.20	1.0
Total Investments	$1,422.75	100.0%	$1,454.25	100.0%

The decrease in investments with a grade 1 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily due to the repayment of investments with an aggregate fair value of $12.17 million. The increase in investments with a grade 3 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption and wider credit spreads resulting from the recent COVID-19 pandemic.  Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” The decrease in investments with a grade 4 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily driven by the sale of one investment with a fair value of $12.70 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,537.34	99.1%	$1,480.08	98.0%
Non-accrual	13.65	0.9	29.77	2.0
Total Investments	$1,550.99	100.0%	$1,509.85	100.0%

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

The following table shows our investment activity by investment type:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
New investments committed at cost:
Gross originations	$81.78	$155.49
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$81.78	$155.49
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$80.73	$126.64
First Lien/Last-Out Unitranche	—	—
Second Lien/Senior Secured Debt	1.05	9.85
Unsecured Debt	—	—
Preferred Stock	—	19.00
Common Stock	—	—
Total	$81.78	$155.49
Proceeds from investments sold or repaid(10):
First Lien/Senior Secured Debt	$46.61	$13.13
First Lien/Last-Out Unitranche	0.04	0.05
Second Lien/Senior Secured Debt	—	64.60
Unsecured Debt	—	—
Preferred Stock	—	—
Common Stock	—	—
Total	$46.65	$77.78
Net increase (decrease) in portfolio	$35.13	$77.71
Number of new portfolio companies with new investment commitments(3)	4	7
Total new investment commitment amount in new portfolio companies(3)	$68.99	$101.04
Average new investment commitment amount in new portfolio companies(3)	$17.25	$14.43
Number of existing portfolio companies with new investment commitments(3)	3	4
Total new investment commitment amount in existing portfolio companies(3)	$12.79	$54.45
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.3	5.8
Percentage of new debt investment commitments at floating interest rates(3)(11)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(11)	—%	—
Weighted average yield on new debt and income producing investment commitments(2)(3)(6)	8.3%	8.8%
Weighted average yield on new investment commitments(2)(3)(7)	8.3%	7.7%
Weighted average yield on debt and income producing investments sold or paid down(8)(10)	6.8%	11.0%
Weighted average yield on investments sold or paid down(9)(10)	6.8%	10.4%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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

(10)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(11)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Total investment income	$31.97	$36.53
Net expenses	13.36	13.81
Net investment income before taxes	18.61	22.72
Income tax expense, including excise tax	0.43	0.44
Net investment income after taxes	18.18	22.28
Net realized gain (loss) on investments	(10.14)	(24.72)
Net realized gain (loss) on foreign currency transactions	0.03	0.01
Net unrealized appreciation (depreciation) on investments	(72.65)	3.56
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.70	0.88
Income tax (provision) benefit for realized and unrealized gains	0.10	0.20
Net increase (decrease) in net assets resulting from operations	$(63.78)	$2.21

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Interest	$30.48	$32.18
Dividend income	0.01	2.48
Payment-in-kind	1.23	1.21
Other income	0.25	0.66
Total investment income	$31.97	$36.53

Interest

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $32.18 million for the three months ended March 31, 2019 to $30.48 million for the three months ended March 31, 2020. The decrease is primarily due to a decrease in prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and exit fees on certain investments. Included in interest for the three months ended March 31, 2020 and 2019 is $0.00 million and $0.65 million in prepayment premiums, $0.40 million and $1.04 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.01 million and $0.88 million for exit fees on investments.

Dividend income

Dividend income decreased from $2.48 million for the three months ended March 31, 2019 to $0.01 million for the three months ended March 31, 2020.   The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

PIK income from investments for the three months ended March 31, 2020 remained relatively consistent as compared to the three months ended March 31, 2019.

Other income

Other income decreased from $0.66 million for the three months ended March 31, 2019 to $0.25 million for the three months ended March 31, 2020. The decrease was primarily due to a decrease in amendment fees from our portfolio companies.

Expenses

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Interest and other debt expenses	$8.89	$8.45
Management fees	3.67	3.54
Incentive fees	—	0.49
Professional fees	0.71	0.64
Administration, custodian and transfer agent fees	0.24	0.24
Directors’ fees	0.14	0.11
Other expenses	0.37	0.34
Total Expenses	$14.02	$13.81
Fee waiver	(0.66)	—
Net Expenses	$13.36	$13.81

Interest and other debt expenses

Interest and other debt expenses increased from $8.45 million for the three months ended March 31, 2019 to $8.89 million for the three months ended March 31, 2020. The increase was primarily driven by the increase in average daily borrowings from $689.67 million to $800.40 million, partially offset by a decrease in the weighted average interest rate from 4.42% to 3.80%.

Management Fees and Incentive Fees

Management fees increased from $3.54 million for the three months ended March 31, 2019 to $3.67 million for the three months ended March 31, 2020. The increase was primarily driven by an increase in gross assets, excluding cash or cash equivalents. Our Investment Adviser has voluntarily agreed to permanently waive $0.66 million of Management fees for the three months ended March 31, 2020.

Incentive fees decreased from $0.49 million for the three months ended March 31, 2019 to $0.00 million for the three months ended March 31, 2020. The decrease was a result of net realized losses and unrealized depreciation in our portfolio.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three months ended March 31, 2020 remained relatively consistent as compared to the three months ended March 31, 2019.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
MPI Products LLC	$(5.58)	$—
Bolttech Mannings, Inc.	(4.70)	—
ASC Acquisition Holdings, LLC	—	(24.72)
Other, net	0.14	—
Net realized gain (loss)	$(10.14)	$(24.72)

For the three months ended March 31, 2020, net realized losses were primarily driven by our investments in two portfolio companies. In March 2020, there was a restructure of our second lien debt investment in MPI Products LLC (“MPI”), which resulted in a realized loss of $5.58 million. The private equity sponsor that purchased MPI provided it with new capital and we received newly issued second lien debt and non-interest bearing second lien debt. Also in March 2020, our second lien debt investment in Bolttech Mannings, Inc. was exchanged for common equity, which resulted in a realized loss of $4.70 million.

For the three months ended March 31, 2019, net realized losses were primarily driven by our investment in ASC Acquisition Holdings, LLC whereby we exchanged our first lien/last-out unitranche debt and second lien debt for preferred and common equity which resulted in a realized loss of $24.72 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Unrealized appreciation	$14.98	$19.27
Unrealized depreciation	(87.63)	(15.71)
Net change in unrealized appreciation (depreciation) on investments	$(72.65)	$3.56

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2020
($ in millions)
Portfolio Company:
MPI Products LLC	$6.39
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	5.95
Wrike, Inc.	0.91
Bolttech Mannings, Inc.	0.82
Accuity Delivery Systems, LLC	0.81
Zep Inc.	(2.40)
Convene 237 Park Avenue, LLC (dba Convene)	(3.55)
SMB Shipping Logistics, LLC (dba Worldwide Express)	(3.56)
Animal Supply Holdings, LLC	(4.22)
Odyssey Logistics & Technology Corporation	(5.10)
Other, net(1)	(68.70)
Total	$(72.65)

(1)	For the three months ended March 31, 2020, other, net includes gross unrealized appreciation of $0.11 million and gross unrealized depreciation of $(68.81) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2020 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic.  Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”  In addition, the net change in unrealized appreciation (depreciation) was partially offset by the reversal of unrealized depreciation in connection with the aforementioned sale of MPI and the financial improvement of CB-HDT Holdings, Inc.

Valuations of investments are more difficult to determine when a severe economic shock occurs.  Recent market conditions, characterized by dislocations of asset prices, higher volatility and reduced price transparency have made it more challenging to determine the fair value of some of our investments. Valuation under the current circumstances has required greater use of judgment. For further information about fair value measurements, see Note 5 “Fair Value Measurement” to our consolidated financial statements included in this report.

For the Three Months Ended March 31, 2019
($ in millions)
Portfolio Company:
ASC Acquisition Holdings, LLC	$14.57
Avenue Stores, LLC	0.68
Continuum Managed Services LLC - Class B	0.58
Accuity Delivery Systems, LLC	0.39
Iracore International Holdings, Inc.	0.37
Senior Credit Fund, LLC	(0.53)
Infinity Sales Group	(0.57)
Zep Inc.	(0.73)
Other, net(1)	(0.89)
CB-HDT Holdings, Inc.	(3.45)
Country Fresh Holdings, LLC	(6.86)
Total	$3.56

(1)	For the three months ended March 31, 2019, other, net includes gross unrealized appreciation of $2.68 million and gross unrealized depreciation of $(3.57) million.

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

SENIOR CREDIT FUND, LLC

The Senior Credit Fund, an unconsolidated Delaware limited liability company, was formed on May 7, 2014 and commenced operations on October 1, 2014. We invested together with Cal Regents through the Senior Credit Fund. The Senior Credit Fund’s principal purpose was to make investments, either directly or indirectly through its wholly owned subsidiary, Senior Credit Fund SPV I, LLC (“SPV I”), primarily in senior secured loans to middle-market companies. Each of us and Cal Regents were responsible for sourcing the Senior Credit Fund’s investments. On February 27, 2019, the board of managers of the Senior Credit Fund authorized the liquidation and subsequent dissolution of the Senior Credit Fund and the pro-rata distribution of its assets and liabilities to the members of the Senior Credit Fund, which took place on May 8, 2019.  After the satisfaction of all remaining liabilities and the distribution of remaining assets, the Senior Credit Fund was terminated.

For further details, see Note 4 “Investments– Senior Credit Fund, LLC” to our consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 165% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2020, we had cash of approximately $22.05 million, an increase of $12.64 million from December 31, 2019. Cash used by operating activities for the three months ended March 31, 2020 was approximately $104.15 million, primarily driven by a decrease in net assets resulting from operations of $63.78 million, purchases of investments of $99.27 million, and net purchase of investments in an affiliated money market fund of $64.31, offset by proceeds from sales and principal repayments of $50.32 million and proceeds from other operating activities of $72.89 million. Cash provided by financing activities for the year ended December 31, 2019 was approximately $116.81 million, primarily driven by repayments on debt of $408.68 million, distributions paid of $17.47 million and other financing activities of $10.11 million, offset by borrowings on debt of $553.07 million.

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

Equity Issuances

There were no sales of our common stock during the three months ended March 31, 2020 and 2019.

Common Stock Repurchase Plans

In February 2019, our Board of Directors approved the “Company 10b5-1 Plan, which provides for us to repurchase of up to $25.00 million of shares of our common stock if the stock trades below the most recently announced net asset value per share, subject to limitations. Under the Company 10b5-1 Plan, no purchases will be made if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the Company 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. Purchases under our Company 10b5-1 Plan would be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.  The Company 10b5-1 Plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020.

Repurchases of our common stock under our Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2020 and 2019, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan.

For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

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

The following table shows our contractual obligations as of March 31, 2020:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes	$155.00	$—	$155.00	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
Revolving Credit Facility	$365.57	$—	$—	$365.57	$—
Revolving Credit Facility	€33.75	€—	€—	€33.75	€—

Euro (“€”)

Revolving Credit Facility

On September 19, 2013, we entered into a Revolving Credit Facility with various lenders. Truist Bank (formerly known as SunTrust Bank) serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018, September 17, 2018 and February 25, 2020.

The aggregate committed borrowing amount under the Revolving Credit Facility is $795.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $1,000.00 million. Upon consummation of the Merger, the aggregate committed borrowings under the Revolving Credit Facility will be $1,695.00 million and the uncommitted accordion feature will allow us to increase the borrowing capacity of the Revolving Credit Facility up to $2,250.00 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) London InterBank Offered Rate (“LIBOR”) plus a margin of either 1.75% or 1.875%, subject to borrowing base conditions or (ii) an alternative base rate, which is the highest of 0, the Prime Rate, the Federal Funds Effective Rate plus 0.50% and overnight LIBOR plus 1.00%, plus either 0.75% or 0.875%, subject to borrowing base conditions. Borrowings denominated in non-USD bear interest of LIBOR plus a margin of either 1.75% or 1.875%, subject to borrowing base conditions. With respect to borrowings denominated in USD, we may elect either  LIBOR or an alternative base rate at the time of borrowing, and borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 25, 2025.

For further details, see Note 6 “Debt – Revolving Credit Facility” to our consolidated financial statements included in this report.

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

The Convertible Notes were issued pursuant to an indenture between us and Wells Fargo Bank (“Wells Fargo”), as Trustee. Wells Fargo Bank and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, based on an initial conversion rate of 40.8397 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 10.0% above the $22.26 per share closing price of our common stock on September 27, 2016 and 16.7% above the $20.99 per share closing price of our common stock on June 26, 2018. We will not have the right to redeem the Convertible Notes prior to maturity.

For further details, see Note 6 “Debt – Convertible Notes” to our consolidated financial statements included in this report.

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of unsecured notes. The 2025 Notes were issued pursuant to an indenture between us and Wells Fargo Bank, as Trustee. Wells Fargo Bank and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture.

For further details, see Note 6 “Debt – 2025 Notes” to our consolidated financial statements included in this report.

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

As of March 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$58.96	$84.84
Second Lien/Senior Secured Debt	2.38	2.38
Total	$61.34	$87.22

RECENT DEVELOPMENTS

On May 5, 2020, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 15, 2020 to holders of record as of June 30, 2020.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report.  We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of March 31, 2020 and December 31, 2019, on a fair value basis, approximately 1.5% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.5% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes and our 2025 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$33.82	$(11.24)	$22.58
Up 200 basis points	22.53	(7.50)	15.03
Up 100 basis points	11.23	(3.75)	7.48
Up 75 basis points	8.41	(2.81)	5.60
Up 50 basis points	5.59	(1.87)	3.72
Up 25 basis points	2.77	(0.94)	1.83
Down 25 basis points	(1.57)	0.94	(0.63)
Down 50 basis points	(2.83)	1.87	(0.96)
Down 75 basis points	(3.00)	2.81	(0.19)
Down 100 basis points	(3.16)	3.72	0.56
Down 200 basis points	(3.25)	3.72	0.47
Down 300 basis points	(3.25)	3.72	0.47

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events could adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We could be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events could disrupt the processes necessary for our operations. This could create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies.  In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption following the global outbreak of COVID-19.  Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required.  As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity.  An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment.  If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

1.1

Underwriting Agreement, dated February 6, 2020, by and among Goldman Sachs BDC, Inc., Goldman Sachs Asset Management, L.P. and BofA Securities, Inc., as representative of the several underwriters named in Schedule A thereto. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (file no. 814-00098), filed on February 11, 2020).

3.1

Certificate of Incorporation (incorporated by reference to Exhibit (a) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.2	Bylaws (incorporated by reference to Exhibit (b) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

4.1

Indenture, dated as of February 10, 2020, relating to the 3.750% Notes due 2025, by and between Goldman Sachs BDC, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 814-00098), filed on February 11, 2020).

4.2

First Supplemental Indenture, dated as of February 10, 2020, relating to the 3.750% Notes due 2025, by and between Goldman Sachs BDC, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00098), filed on February 11, 2020).

4.3	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (file no. 814-00098), filed on February 11, 2020).

10.1

Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 25, 2020, among the Company, as Borrower, the lenders party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and as Collateral Agent and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00098), filed on February 28, 2020).

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: May 11, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)