Form 10-Q
period 2020-06-30
Goldman Sachs BDC, Inc.
filed 2020-08-10
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2020 was 40,448,044.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;
•	the ability of the parties to consummate the Merger (as defined below) on the expected timeline, or at all;
•	the ability to realize the anticipated benefits of the proposed Merger;
•	the effects of disruption on our business from the proposed Merger;
•	the effect that the announcement or consummation of the proposed Merger may have on the trading price of our common stock;
•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger; and
•

any potential termination of the Amended and Restated Merger Agreement (as defined below) or action of our stockholders or the stockholders of Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) with respect to any proposed transaction.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,364,946 and $1,338,268)	$1,283,565	$1,298,133
Non-controlled affiliated investments (cost of $83,410 and $83,460)	94,492	82,580
Controlled affiliated investments (cost of $85,603 and $88,119)	46,410	73,539
Investments in affiliated money market fund (cost of $89,470 and $—)	89,470	—
Cash	16,318	9,409
Receivable for investments sold	153	93
Unrealized appreciation on foreign currency forward contracts	33	32
Interest and dividends receivable	8,406	5,702
Deferred financing costs	8,618	4,427
Deferred offering costs	—	276
Other assets	3,139	1,084
Total assets	$1,550,604	$1,475,275
Liabilities
Debt (net of debt issuance costs of $9,229 and $3,680)	$909,263	$769,727
Interest and other debt expenses payable	7,659	2,304
Management fees payable	1,467	3,653
Incentive fees payable	—	1,850
Distribution payable	18,181	18,165
Directors’ fees payable	135	—
Accrued offering costs	—	28
Accrued expenses and other liabilities	2,403	3,423
Total liabilities	$939,108	$799,150
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,401,637 and 40,367,071 shares issued and outstanding as of June 30, 2020 and December 31, 2019)	40	40
Paid-in capital in excess of par	778,827	778,132
Distributable earnings	(165,950)	(100,626)
Allocated income tax expense	(1,421)	(1,421)
TOTAL NET ASSETS	$611,496	$676,125
TOTAL LIABILITIES AND NET ASSETS	$1,550,604	$1,475,275
Net asset value per share	$15.14	$16.75

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$28,509	$34,713	$58,024	$66,282
Payment-in-kind	535	174	1,149	476
Other income	245	870	492	1,521
Total investment income from non-controlled/non-affiliated investments	29,289	35,757	59,665	68,279
From non-controlled affiliated investments:
Interest income	423	576	1,088	1,194
Payment-in-kind	385	376	575	745
Dividend income	38	53	43	85
Other income	41	11	46	22
Total investment income from non-controlled affiliated investments	887	1,016	1,752	2,046
From controlled affiliated investments:
Payment-in-kind	366	565	996	1,100
Interest income	60	63	161	63
Dividend income	—	1,000	—	3,450
Total investment income from controlled affiliated investments	426	1,628	1,157	4,613
Total investment income	$30,602	$38,401	$62,574	$74,938
Expenses:
Interest and other debt expenses	$9,114	$9,501	$18,008	$17,954
Management fees	3,617	3,742	7,283	7,278
Incentive fees	—	4,144	—	4,637
Professional fees	623	689	1,337	1,331
Administration, custodian and transfer agent fees	228	239	469	479
Directors’ fees	139	114	278	227
Other expenses	462	433	834	769
Total expenses	$14,183	$18,862	$28,209	$32,675
Fee waiver	(2,150)	—	(2,810)	—
Net expenses	$12,033	$18,862	$25,399	$32,675
NET INVESTMENT INCOME BEFORE TAXES	$18,569	$19,539	$37,175	$42,263
Income tax expense, including excise tax	$389	$452	$816	$891
NET INVESTMENT INCOME AFTER TAXES	$18,180	$19,087	$36,359	$41,372
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1,182)	$(8,570)	$(6,616)	$(33,292)
Non-controlled affiliated investments	(211)	—	(211)	—
Controlled affiliated investments	—	(673)	(4,704)	(673)
Foreign currency forward contracts	52	34	80	52
Foreign currency transactions	(23)	(10)	(18)	(16)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	31,798	(1,435)	(41,246)	5,771
Non-controlled affiliated investments	8,169	5,840	11,962	3,084
Controlled affiliated investments	(21,214)	2,440	(24,613)	1,546
Foreign currency forward contracts	(81)	(45)	1	33
Foreign currency translations	(670)	(507)	(55)	295
Net realized and unrealized gains (losses)	$16,638	$(2,926)	$(65,420)	$(23,200)
(Provision) benefit for taxes on realized gain/loss on investments	—	121	—	121
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(152)	99	52
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$34,818	$16,130	$(28,962)	$18,345
Weighted average shares outstanding	40,401,637	40,297,090	40,398,978	40,279,173
Net investment income per share (basic and diluted)	$0.45	$0.47	$0.90	$1.03
Earnings (loss) per share (basic and diluted)	$0.86	$0.40	$(0.72)	$0.46

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net assets at beginning of period	$594,859	$694,746	$676,125	$709,892
Increase (decrease) in net assets resulting from operations:
Net investment income	$18,180	$19,087	$36,359	$41,372
Net realized gain (loss)	(1,364)	(9,219)	(11,469)	(33,929)
Net change in unrealized appreciation (depreciation)	18,002	6,293	(53,951)	10,729
(Provision) benefit for taxes on realized gain/loss on investments	—	121	—	121
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(152)	99	52
Net increase (decrease) in net assets resulting from operations	$34,818	$16,130	$(28,962)	$18,345
Distributions to stockholders from:
Distributable earnings	$(18,181)	$(18,136)	$(36,362)	$(36,256)
Total distributions to stockholders	$(18,181)	$(18,136)	$(36,362)	$(36,256)
Capital transactions:
Reinvestment of stockholder distributions	$—	$687	$695	$1,446
Net increase (decrease) in net assets resulting from capital transactions	$—	$687	$695	$1,446
TOTAL INCREASE (DECREASE) IN NET ASSETS	$16,637	$(1,319)	$(64,629)	$(16,465)
Net assets at end of period	$611,496	$693,427	$611,496	$693,427
Distributions declared per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$(28,962)	$18,345
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(106,679)	(417,534)
Payment-in-kind interest capitalized	(2,829)	(2,226)
Investments in affiliated money market fund, net	(89,470)	—
Proceeds from sales of investments and principal repayments	76,629	234,179
Dissolution of Senior Credit Fund, LLC	—	9,779
Net realized (gain) loss on investments	11,534	33,965
Net change in unrealized (appreciation) depreciation on investments	53,897	(10,401)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(7)	(35)
Amortization of premium and accretion of discount, net	(2,767)	(6,029)
Amortization of deferred financing and debt issuance costs	2,023	1,300
Amortization of original issue discount on convertible notes	220	209
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(60)	(9,011)
(Increase) decrease in interest and dividends receivable	(2,704)	1,878
(Increase) decrease in other assets	(2,055)	(1,490)
Increase (decrease) in interest and other debt expenses payable	5,316	248
Increase (decrease) in management fees payable	(2,186)	308
Increase (decrease) in incentive fees payable	(1,850)	4,144
Increase (decrease) in investments purchased payable	—	9
Increase (decrease) in directors’ fees payable	135	110
Increase (decrease) in accrued expenses and other liabilities	(1,020)	(1,519)
Net cash provided by (used for) operating activities	$(90,835)	$(143,771)
Cash flows from financing activities:
Offering costs paid	$—	$140
Distributions paid	(35,651)	(34,776)
Deferred financing and debt issuance costs paid	(11,696)	(494)
Borrowings on debt	553,761	358,908
Repayments of debt	(408,676)	(176,000)
Net cash provided by (used for) financing activities	$97,738	$147,778
Net increase (decrease) in cash	6,903	4,007
Effect of foreign exchange rate changes on cash and cash equivalents	6	2
Cash, beginning of period	9,409	6,113
Cash, end of period	$16,318	$10,122
Supplemental and non-cash activities
Interest expense paid	$10,114	$15,824
Accrued but unpaid excise tax expense	$1,010	$1,070
Accrued but unpaid deferred financing and debt issuance costs	$39	$—
Accrued but unpaid offering costs	$—	$202
Accrued but unpaid distributions	$18,181	$18,136
Reinvestment of stockholder distributions	$695	$1,446
Non-cash purchases of investments	$(34,579)	$(251,173)
Non-cash sales of investments	$34,579	$260,952

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt * # - 176.73%
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$ 14,698	$ 14,589	$ 14,257
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%; 1.00% Floor	08/10/2024	8,797	8,791	7,917
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.32%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,973	10,272
Acquia, Inc.(1) (2)	Software	8.00%	L + 7.00%; 1.00% Floor	10/31/2025	12,364	12,138	11,962
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,322	(24)	(43)
Animal Supply Holdings, LLC^^ (1) (4)	Distributors	11.50% PIK	L + 10.00% PIK; 1.50% Floor	02/22/2022	3,979	3,962	3,780
Ansira Partners, Inc.	Professional Services	7.50% PIK	L + 6.50% PIK; 1.00% Floor	12/20/2024	4,570	4,546	4,341
Ansira Partners, Inc.	Professional Services	7.51% PIK	L + 6.50% PIK; 1.00% Floor	12/20/2024	281	280	267
Apptio, Inc.(2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,173	31,558
Apptio, Inc.(2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(34)	(78)
Associations, Inc.(1) (2)	Real Estate Management & Development	8.46%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,754	13,633	13,203
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.46%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	3,011	2,135	2,040
Associations, Inc.(1) (2)	Real Estate Management & Development	7.46%	L + 6.00%; 1.00% Floor	07/30/2024	587	582	563
ATX Networks Corp.	Communications Equipment	8.00%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,252	7,237	6,381
ATX Networks Corp.	Communications Equipment	8.00%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	461	458	406
Axiom Software(2) (3)	Health Care Technology			07/31/2027	419	—	—
Axiom Software(2) (3)	Health Care Technology			07/31/2026	66	—	—
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%; 1.00% Floor	09/11/2023	7,150	7,098	4,290
Barbri, Inc.	Diversified Consumer Services	5.33%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,224	5,307
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2)	Hotels, Restaurants & Leisure	6.75%	L + 5.75%; 1.00% Floor	08/19/2025	6,178	6,123	5,684
Brillio, LLC(1) (2)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	4,475	4,439	4,318
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	1,510	755	702
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	10,940	10,792	10,611
Bullhorn, Inc.(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	10/01/2025	545	538	529
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	181	178	175
Bullhorn, Inc.(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	727	126	114
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,391	12,078
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	11,175	10,971	10,756
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,857	1,812
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	1,569	(18)	(59)
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.34%	L + 5.75%; 1.00% Floor	07/01/2024	4,773	4,733	4,535
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,418	(12)	(71)
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	6,965	6,838	6,739
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	2,932	1,538	1,484
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	880	(16)	(29)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,801	8,611
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	6,602	6,514	6,387
ConnectWise, LLC(1) (2)	IT Services	7.07%	L + 6.00%; 1.00% Floor	02/28/2025	13,498	13,254	12,992
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,036	(18)	(39)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.09%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,834	18,020
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.13%	L + 7.50%; 1.50% Floor	08/30/2024	6,220	6,137	5,287
CorePower Yoga LLC(2)	Diversified Consumer Services	5.61%	L + 4.75%	05/14/2025	9,914	9,790	8,923
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	158	(2)	(16)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(8)	(68)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	6.32%	L + 5.25%; 1.00% Floor	10/03/2025	12,280	12,138	10,806

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	6.32%	L + 5.25%; 1.00% Floor	10/03/2025	$876	$ 516	$ 421
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	3,786	3,775	3,672
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	3,579	3,568	3,471
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	1,079	1,076	1,047
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	€15,935	18,320	17,768
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	3,812	3,785	3,783
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	1,468	1,457	1,457
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,127	1,134
Diligent Corporation(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	04/14/2022	504	500	500
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	244	242	242
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	4,268	(29)	(32)
DocuTAP, Inc.(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	23,973	23,468	23,254
E2open, LLC(1) (2)	Software	6.75%	L + 5.75%; 1.00% Floor	11/26/2024	16,178	16,041	15,692
Elemica Parent, Inc.(1) (2)	Chemicals	5.81%	L + 5.50%	09/18/2025	2,891	2,827	2,682
Elemica Parent, Inc.(1) (2) (3)	Chemicals	5.98%	L + 5.50%	09/18/2025	380	270	251
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	560	(6)	(41)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.25%	L + 6.25%; 1.00% Floor	09/25/2024	21,976	21,686	20,768
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(15)	(71)
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	4,289	4,230	4,160
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	915	902	887
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	1,830	(12)	(55)
Fenergo Finance 3 Limited(1) (2) (5)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	09/05/2024	€17,800	20,417	19,648
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	1,182	(15)	(21)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	€1,500	(22)	(29)
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	22	—	(1)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	4,409	4,345	4,178
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	881	869	835
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	557	549	528
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	7.10%	L + 5.50%; 1.00% Floor	08/21/2023	587	300	278
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.05%	L + 6.00%; 1.00% Floor	09/04/2024	9,704	9,559	9,218
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.00%	L + 6.00%; 1.00% Floor	09/04/2024	5,058	4,981	4,805
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.01%	L + 6.00%; 1.00% Floor	09/04/2024	4,855	4,791	4,612
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(26)	(100)
GH Holding Company (dba Grace Hill)(1)	Real Estate Management & Development	4.68%	L + 4.50%	02/28/2023	7,331	7,310	7,148
GI Revelation Acquisition LLC (dba Consilio)	IT Services	5.18%	L + 5.00%	04/16/2025	4,658	4,641	4,231
GK Holdings, Inc. (dba Global Knowledge)	IT Services	9.00%	L + 8.00%; 1.00% Floor	01/20/2021	8,505	8,498	5,741
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.18%	L + 5.00%	05/15/2026	7,643	7,509	5,885
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	18,305	17,958	17,939
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	2,441	137	134
Granicus, Inc.(1) (2)	Software	5.75%	L + 4.75%; 1.00% Floor	09/07/2022	9,895	9,829	9,846
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%; 1.00% Floor	06/30/2025	6,457	6,407	5,274
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	23,157	22,857	21,189
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	1,883	588	452
Hygiena Borrower LLC	Life Sciences Tools & Services	5.02%	L + 4.00%; 1.00% Floor	08/26/2022	12,302	12,230	11,687
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(9)	(66)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
iCIMS, Inc.(2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	$ 29,895	$ 29,447	$ 28,774
iCIMS, Inc.(2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,414	5,299
iCIMS, Inc.(2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(26)	(70)
Infinity Sales Group(1)	Media	11.50%	L + 10.50%; 1.00% Floor	11/23/2022	25,579	25,579	26,154
Instructure Holdings(1) (2)	Diversified Consumer Services	8.00%	L + 7.00%; 1.00% Floor	03/24/2026	25,799	25,488	25,476
Instructure Holdings(1) (2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	2,000	(24)	(25)
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	25,816	25,445	24,783
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(22)	(73)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.50%	L + 5.50%; 1.00% Floor	04/02/2025	22,097	21,641	21,379
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	1,800	(36)	(58)
Iracore International Holdings, Inc.^ (1)	Energy Equipment & Services	10.00%	L + 9.00%; 1.00% Floor	04/12/2021	2,917	2,917	2,910
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%; 1.00% Floor	05/08/2022	6,661	6,642	3,930
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			09/30/2020	3,917	3,603	3,212
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			09/30/2020	5,201	2,683	—
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,469	37,115
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.21%	L + 8.00%; 1.00% Floor	10/03/2022	2,684	1,311	1,215
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.58%	L + 5.50%; 1.00% Floor	03/26/2025	15,816	15,552	15,263
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.50%; 1.00% Floor	03/26/2025	993	—	(35)
Mervin Manufacturing, Inc.(1)	Leisure Products	8.50%	L + 7.50%; 1.00% Floor	09/30/2022	10,859	10,858	10,262
Midwest Transport, Inc.(1) (2)	Road & Rail	8.07%	L + 7.00%; 1.00% Floor	10/02/2023	11,589	11,508	11,560
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	20,609	20,279	20,196
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	3,188	2,630	2,614
MRI Software LLC	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	8,545	8,467	8,117
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	622	(6)	(31)
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	641	(6)	(32)
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	8,471	8,369	8,153
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	3,970	3,901	3,821
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/24/2022	799	785	769
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	654	(5)	(25)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%; 1.00% Floor	03/27/2024	3,922	3,910	2,745
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.18%	L + 4.00%	06/11/2023	3,222	3,217	3,021
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.18%	L + 4.00%	06/11/2023	1,751	1,748	1,641
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.18%	L + 4.00%	06/11/2023	1,720	1,714	1,613
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.18%	L + 4.00%	06/11/2023	925	924	867
Picture Head Midco LLC(1) (2)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,176	16,686
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,398	21,926
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(51)	(118)
Power Stop, LLC(2)	Auto Components	4.93%	L + 4.75%	10/19/2025	7,486	7,471	6,737
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	01/02/2025	11,712	11,553	11,155
Professional Physical Therapy(1)	Health Care Providers & Services	7.88%	L + 6.75% (incl. 0.75% PIK); 1.00% Floor	12/16/2022	5,860	5,271	5,025
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.50%	L + 5.50%; 1.00% Floor	10/15/2025	11,701	11,648	10,414
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	8,953	8,914	8,371
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 4.75%; 1.00% Floor	06/21/2025	1,644	(7)	(107)
Selectquote, Inc.(2)	Insurance	7.01%	L + 6.00%; 1.00% Floor	11/05/2024	8,182	8,037	8,182
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	10.75%	L + 9.75%; 1.00% Floor	07/13/2022	18,725	18,387	16,899
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	5,981	5,931	5,891

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Shopatron, LLC (dba Kibo)(1) (2) (4)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	$ 1,843	$ 1,840	$ 1,816
SMS Systems Maintenance Services, Inc.	IT Services	6.00%	L + 5.00%; 1.00% Floor	10/30/2023	3,248	3,239	2,474
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.82%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	10,450	10,304	9,196
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.84%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	760	750	669
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.97%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	381	379	336
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	08/15/2025	10,877	10,734	10,306
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	08/15/2025	1,857	(24)	(97)
Tronair Parent Inc.	Air Freight & Logistics	5.75%	L + 4.75%; 1.00% Floor	09/08/2023	6,738	6,704	4,986
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.07%	L + 6.00%; 1.00% Floor	05/17/2021	6,273	6,258	5,520
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	10.00%	L + 9.00%; 1.00% Floor	08/13/2021	29,489	29,350	28,825
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	12,924	12,725	11,890
Villa Bidco Inc (dba Authority Brands)(1) (2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	10,758	10,528	10,516
Villa Bidco Inc (dba Authority Brands)(1) (2) (3)	Diversified Consumer Services	8.00%	P + 4.75%	03/21/2025	865	220	219
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	18,597	18,428	18,458
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2022	882	(7)	(7)
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,017	9,759
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	1,062	1,044	1,017
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(11)	(54)
Wine.com, LLC(1) (2)	Beverages	8.00%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,300	6,384
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (5)	Real Estate Management & Development	7.50%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,151	31,060
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(53)	(63)
WorkForce Software, LLC(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	07/31/2025	8,757	8,604	8,275
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(13)	(42)
Wrike, Inc.(2)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,323	22,023
Wrike, Inc.(2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(24)	(48)
Xactly Corporation(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,893	26,630
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(14)	(34)
Yasso, Inc.(1) (2)	Food Products	8.82%	L + 7.75%; 1.00% Floor	03/23/2022	7,983	7,919	7,983
Total 1st Lien/Senior Secured Debt						1,135,533	1,080,703

1st Lien/Last-Out Unitranche (7) - 5.69%

Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	$ 11,900	$ 11,641	$ 11,454
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	624	611	601
RugsUSA, LLC(1) (2)	Household Products	7.50%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,804	5,694
Smarsh, Inc.(1) (2)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	17,246	17,178	17,030

Total 1st Lien/Last-Out Unitranche						35,234	34,779

2nd Lien/Senior Secured Debt - 33.58%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	9.50%	L + 8.50%; 1.00% Floor	09/25/2023	5,738	5,654	5,164
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	8.35%	L + 8.00% PIK	11/20/2022	12,752	12,526	12,496
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,472	19,107
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	8.95%	L + 7.50%	07/31/2025	7,000	6,862	6,317
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	7.67%	L + 7.50%	07/31/2025	1,800	1,762	1,624
GK Holdings, Inc. (dba Global Knowledge)(8)	IT Services		L + 12.25%; 1.00% Floor	01/20/2022	3,000	2,977	1,770
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,835	1,776
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	97	96	93
ICP Industrial, Inc.(1) (2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,061	19,635
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	—
Market Track, LLC(1) (2)	Media	8.75%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,732	20,757
MPI Engineered Technologies, LLC(1)	Auto Components	12.00% PIK	12.00% PIK	07/15/2025	13,177	13,177	11,662
MPI Products LLC(1) (6)	Auto Components			07/15/2025	7,412	—	—
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,712	17,763
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.07%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,404	14,978

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.00%	L + 8.00%; 1.00% Floor	02/03/2025	$ 41,667	$ 41,151	$ 38,750
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.07%	L + 7.00%	01/31/2026	6,248	6,224	4,686
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	8.82%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,893	13,293
Zep Inc.(2)	Chemicals	9.32%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,364	15,470

Total 2nd Lien/Senior Secured Debt						238,804	205,341

Unsecured Debt - 1.18%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	$ 4,327	$ 4,327	$ 4,327
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,888	1,888	1,888
Conergy Asia & ME Pte. LTD.^ (1) (5) (6)	Construction & Engineering			06/30/2021	1,266	1,073	991

Total Unsecured Debt						7,288	7,206

Preferred Stock - 9.78%
Accuity Delivery Systems, LLC^ (1) (2) (6) (9)	Health Care Providers & Services				97,130	$ 3,200	$ 6,080
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors				250,000	25,000	22,693
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense				1,108,333	10,186	26,955
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering				600,000	600	—
Kawa Solar Holdings Limited^ (1) (5) (8) (9)	Construction & Engineering	8.00% PIK			65,830	778	—
Wine.com, LLC(1) (2) (6) (9)	Beverages				221,072	1,900	4,103

Total Preferred Stock						41,664	59,831

Common Stock - 5.99%
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors				406,226	$ 29,230	$ —
Bolttech Mannings, Inc.^^ (1) (6) (9)	Commercial Services & Supplies				309,142	14,885	7,441
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense				453,383	2,393	11,013
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (2) (9)	Health Care Providers & Services				8,464	1,141	1,450
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (5) (6) (9)	Health Care Providers & Services				7,988	159	289
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering				2,000	4,700	—
Country Fresh Holding Company Inc.(1) (2) (6) (9)	Food Products				671	839	152
Elah Holdings, Inc.^ (1) (2) (6) (9)	Capital Markets				46,214	2,234	2,233
Iracore International Holdings, Inc.^ (1) (6) (9)	Energy Equipment & Services				28,898	7,003	7,834
Kawa Solar Holdings Limited^ (1) (5) (6) (9)	Construction & Engineering				1,399,556	—	—
National Spine and Pain Centers, LLC(1) (2) (6) (9)	Health Care Providers & Services				600	600	29
Prairie Provident Resources, Inc.^^^ (5) (6)	Oil, Gas & Consumable Fuels				3,579,988	9,237	40
Wrike, Inc.(1) (2) (6) (9)	Professional Services				3,484,784	2,165	5,610
Yasso, Inc.(1) (2) (6) (9)	Food Products				850	850	516

Total Common Stock						75,436	36,607

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund * - 14.63%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^ (10)	0.15%	89,470,447	$ 89,470	$ 89,470
Total Investments in Affiliated Money Market Fund			89,470	89,470

TOTAL INVESTMENTS - 247.58%			$1,623,429	$1,513,937
LIABILITIES IN EXCESS OF OTHER ASSETS - (147.58%)				$(902,441)
NET ASSETS - 100.00%				$611,496

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.55%, 0.37%, 0.30%, 0.23%, 0.16% and 0.10%, respectively. As of June 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2020.

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
(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020 the aggregate fair value of these securities is $55,127 or 3.56% of the Company's total assets.

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

(8)	The investment is on non-accrual status as of June 30, 2020.
(9)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $96,398 or 15.76% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Animal Supply Holdings, LLC - Common Stock	02/22/2019
Animal Supply Holdings, LLC - Preferred Stock	02/22/2019
Bolttech Mannings, Inc. - Common Stock	12/22/2017
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. - Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. - Preferred Stock	08/23/2017
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
Iracore International Holdings, Inc. - Common Stock	04/13/2017
Kawa Solar Holdings Limited - Common Stock	08/17/2016
Kawa Solar Holdings Limited - Preferred Stock	10/25/2016
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(10)	The rate shown is the annualized seven-day yield as of June 30, 2020.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 400	EUR 325	07/06/2020	$35
Bank of America, N.A.	USD 237	EUR 212	07/06/2020	(2)
Bank of America, N.A.	USD 536	EUR 479	10/05/2020	(2)
Bank of America, N.A.	USD 528	EUR 468	01/05/2021	(1)
Bank of America, N.A.	USD 517	EUR 457	04/06/2021	—
Bank of America, N.A.	USD 517	EUR 455	07/06/2021	2
Bank of America, N.A.	USD 294	EUR 258	10/05/2021	1
				$33

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies. The Company also has formed a wholly owned subsidiary, which is structured as a Delaware corporation, to effect the Merger (as defined below).

The Merger

On December 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”), a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of the Company and GS MMLC (together with the Company, GS MMLC and GSAM, the “Parties”). Due to the volatility of the market price of the Company’s common stock precipitated by the COVID-19 pandemic, it became unclear whether a closing condition in the Original Merger Agreement that required GS MMLC stockholders to receive shares of the Company’s common stock that have a market value in excess of GS MMLC’s net asset value (“NAV”) would be satisfied. As a result, on June 11, 2020, the Parties amended and restated the Original Merger Agreement in its entirety (as amended and restated, the “Amended and Restated Merger Agreement”) to, among other things, change the consideration to be paid to GS MMLC stockholders from 0.9939 shares of Company’s common stock for each share of GS MMLC common stock under the Original Merger Agreement to NAV for NAV (i.e., a number of shares of Company’s common stock with a NAV equal to the NAV per share of GS MMLC common stock (such number of shares of the Company’s common stock, the “Exchange Ratio”), in each case determined no earlier than 48 hours (excluding Sundays and holidays) prior to the effective time of the First Merger (as defined below)) (the “Merger Consideration”).

The Amended and Restated Merger Agreement provides that, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company (the “First Merger”) and, immediately thereafter, GS MMLC will merge with and into the Company, with the Company continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).

In the First Merger, each share of GS MMLC common stock issued and outstanding immediately prior to the effective time of the First Merger (other than certain excluded shares as described in the Amended and Restated Merger Agreement) will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio. Any holder of GS MMLC common stock converted pursuant to the First Merger that would otherwise have been entitled to receive a fraction of a share of the Company’s common stock will receive cash in lieu thereof.

The Amended and Restated Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and GS MMLC’s businesses during the period prior to the closing of the Merger. The foregoing description of the Amended and Restated Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Merger Agreement.

The representations and warranties and covenants set forth in the Amended and Restated Merger Agreement have been made only for purposes of such agreement and were solely for the benefit of the parties to the Amended and Restated Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including qualification by confidential disclosures made for purposes of allocating contractual risk between the parties to the Amended and Restated Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. For further information, see Note 12 “Pending Merger with GS MMLC.”

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Prepayment premiums	$100	$1,068	$100	$1,714
Accelerated amortization of upfront loan origination fees and unamortized discounts	$210	$1,660	$606	$2,697

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2020, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 0.9% and 0.1% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value. As of December 31, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 2.0% and 1.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2020 and December 31, 2019, the Company held an aggregate cash balance of $16,318 and $9,409. Foreign currency of $1,481 and $1,003 (acquisition cost of $1,464 and $991) is included in cash as of June 30, 2020 and December 31, 2019.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2020, the Company accrued excise taxes of $389 and $816. As of June 30, 2020, $1,010 of accrued excise taxes remained payable. For the three and six months ended June 30, 2019, the Company accrued excise taxes of $446 and $888.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted this ASU in June 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted immediately, provided that the new rules are applied in their entirety from the date of early adoption. The Company is currently evaluating the impact of adopting the final rule on its consolidated financial statements.

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

For the three and six months ended June 30, 2020, Management Fees amounted to $3,617 and $7,283. The Investment Adviser has voluntarily agreed to permanently waive $2,150 and $2,810 of Management Fees for the three and six months ended June 30, 2020. As of June 30, 2020, $1,467 remained payable. For the three and six months ended June 30, 2019, Management Fees amounted to $3,742 and $7,278.

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

For the three and six months ended June 30, 2020, the Company incurred Incentive Fees based on income of $0 and $0. As of June 30, 2020, no incentive fees remained payable. For the three and six months ended June 30, 2019, the Company incurred Incentive Fees based on income of $4,144 and $4,637. For the three and six months ended June 30, 2020 and 2019, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three and six months ended June 30, 2020, the Company did not incur an Incentive Fee based on income.

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

For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $224 and $461. As of June 30, 2020, $155 remained payable. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $235 and $472.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $4 and $8. As of June 30, 2020, $1 remained payable. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $4 and $7.

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

The Company’s repurchase of its common stock under the Company 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2020 and 2019, the Company did not repurchase any of its common stock pursuant to the Company 10b5-1 Plan or otherwise.

Affiliates

As of June 30, 2020 and December 31, 2019, Group Inc. owned 16.05% and 16.06%, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$126	$(9)	$—	$(24,329)	$26,473	$249
Bolttech Mannings, Inc.	22,854	22,472	(20,401)	(4,704)	(284)	19,937	908
Total Controlled Affiliates	$73,539	$22,598	$(20,410)	$(4,704)	$(24,613)	$46,410	$1,157
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$209,986	$(120,516)	$—	$—	$89,470	$43
Accuity Delivery Systems, LLC	15,213	28	—	—	1,111	16,352	502
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	373	(503)	—	12,065	44,183	373
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	15	—	—	(589)	16,737	636
Conergy Asia Holdings, Ltd.	1,064	1,275	(1,055)	(211)	(82)	991	45
Elah Holdings, Inc.	2,234	—	—	—	(1)	2,233	—
Iracore International Holdings, Inc.	10,884	—	—	—	(140)	10,744	153
Kawa Solar Holdings Limited	3,502	28	—	—	(318)	3,212	—
Prairie Provident Resources, Inc.	124	—	—	—	(84)	40	—
Total Non-Controlled Affiliates	$82,580	$211,705	$(122,074)	$(211)	$11,962	$183,962	$1,752
Total Affiliates	$156,119	$234,303	$(142,484)	$(4,915)	$(12,651)	$230,372	$2,909

For the Year Ended December 31, 2019
Controlled Affiliates
Animal Supply Holdings, LLC	$—	$58,075	$—	$—	$(7,390)	$50,685	$337
Bolttech Mannings, Inc.	23,863	3,827	—	—	(4,836)	22,854	2,245
Senior Credit Fund, LLC(2)	96,456	125,555	(224,926)	(629)	3,544	—	3,450
Total Controlled Affiliates	$120,319	$187,457	$(224,926)	$(629)	$(8,682)	$73,539	$6,032
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$332,086	$(332,086)	$—	$—	$—	$70
Accuity Delivery Systems, LLC	13,730	53	—	—	1,430	15,213	1,039
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	26,854	698	—	—	4,696	32,248	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	10,273	6,523	—	—	515	17,311	1,060
Conergy Asia Holdings, Ltd.	1,064	—	—	—	—	1,064	106
Elah Holdings, Inc.	2,234	—	—	—	—	2,234	—
Iracore International Holdings, Inc.	7,807	—	(472)	—	3,549	10,884	393
Kawa Solar Holdings Limited	8,066	—	(4,575)	—	11	3,502	—
NTS Communications, Inc.	55,557	576	(55,817)	(7,226)	6,910	—	734
Prairie Provident Resources, Inc.	504	—	—	—	(380)	124	—
Total Non-Controlled Affiliates	$126,089	$339,936	$(392,950)	$(7,226)	$16,731	$82,580	$4,100
Total Affiliates	$246,408	$527,393	$(617,876)	$(7,855)	$8,049	$156,119	$10,132

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X (“Rule 10-01(b)(1)”), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. In evaluating these investments, there are two tests utilized to determine if any of the controlled affiliated investments are considered significant subsidiaries: the investment test and the income test. Rule 10-01(b)(1) requires summarized financial information in a quarterly report if any of the two tests exceeds 20%. The Company had certain unconsolidated controlled affiliated investments for the six months ended June 30, 2020 that met at least one of the significance considerations under Regulation S-X. Accordingly, comparative summarized financial information is presented below for the Company’s investments in Animal Supply Holdings LLC and Bolttech Mannings, Inc.

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Selected Income Statement Information
Revenues	$354,796	$392,201
Gross profit	$71,467	$81,563
Net income (loss)	$(26,690)	$115,871

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2020 and December 31, 2019, there were $376 and $234 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	June 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,135,533	$1,080,703	$1,094,885	$1,080,670
1st Lien/Last-Out Unitranche	35,234	34,779	35,307	35,278
2nd Lien/Senior Secured Debt	238,804	205,341	263,440	234,025
Unsecured Debt	7,288	7,206	7,409	7,409
Preferred Stock	41,664	59,831	41,664	48,762
Common Stock	75,436	36,607	67,142	48,108
Total Investments	$1,533,959	$1,424,467	$1,509,847	$1,454,252

The industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	9.1%	21.3%	10.9%	23.5%
Software	7.8	18.1	8.2	17.7
Interactive Media & Services	7.4	17.2	7.4	15.9
Health Care Technology	7.2	16.9	6.3	13.6
IT Services	6.3	14.8	6.5	14.1
Real Estate Management & Development	6.0	13.9	5.1	11.0
Health Care Equipment & Supplies	5.8	13.5	5.9	12.6
Professional Services	5.4	12.5	5.0	10.7
Diversified Consumer Services	5.1	11.8	2.6	5.7
Commercial Services & Supplies	4.1	9.5	4.5	9.6
Media	3.3	7.7	3.4	7.3
Aerospace & Defense	3.1	7.2	2.2	4.8
Air Freight & Logistics	3.1	7.1	3.2	7.0
Diversified Financial Services	2.8	6.5	2.8	6.1
Chemicals	2.7	6.2	2.4	5.2
Hotels, Restaurants & Leisure	2.3	5.4	2.4	5.2
Road & Rail	2.3	5.3	2.5	5.4
Distributors	1.9	4.3	3.5	7.5
Household Products	1.6	3.7	1.7	3.6
Transportation Infrastructure	1.5	3.5	1.5	3.2
Diversified Telecommunication Services	1.4	3.4	1.4	2.9
Auto Components	1.3	3.0	1.4	3.0
Entertainment	1.2	2.7	1.3	2.7
Life Sciences Tools & Services	0.9	2.2	1.0	2.1
Energy Equipment & Services	0.7	1.8	0.8	1.6
Beverages	0.7	1.7	0.6	1.2
Trading Companies & Distributors	0.7	1.7	0.8	1.7
Leisure Products	0.7	1.7	0.7	1.6
Food Products	0.6	1.4	0.6	1.3
Insurance	0.6	1.3	0.7	1.6
Internet & Direct Marketing Retail	0.5	1.3	0.5	1.1
Communications Equipment	0.5	1.1	0.5	1.1
Containers & Packaging	0.3	0.8	0.3	0.7
Textiles, Apparel & Luxury Goods	0.3	0.7	0.5	1.0
Construction & Engineering	0.3	0.7	0.3	0.7
Specialty Retail	0.3	0.6	0.4	0.8
Capital Markets	0.2	0.4	0.2	0.3
Oil, Gas & Consumable Fuels(1)	0.0	0.0	0.0	0.0
Total	100.0%	232.9%	100.0%	215.1%

(1)	Amount rounds to 0.0%

The geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2020	December 31, 2019
United States	95.7%	95.7%
Canada	2.6	2.6
Ireland	1.4	1.4
Germany	0.2	0.2
Singapore	0.1	0.1
Total	100.0%	100.0%

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

The table below presents the selected statement of operations information for the Senior Credit Fund:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019*	2019*
Selected Statements of Operations Information:
Total investment income	$3,608	$12,804

Expenses
Interest and other debt expense	6,564	10,566
Professional fees	251	449
Administration and custodian fees	49	147
Other expenses	12	19
Total expenses	$6,876	$11,181
Total net income (loss)	$(3,268)	$1,623

*	Senior Credit Fund dissolved effective May 8, 2019.

5.	FAIR VALUE MEASUREMENT

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

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$837,690	Discounted cash flows	Discount Rate	5.8% - 16.6%	9.0%
	3,212	Collateral analysis	Recovery Rate	82.0%
1st Lien/Last-Out Unitranche	34,779	Discounted cash flows	Discount Rate	8.6% - 10.7%	9.9%
2nd Lien/Senior Secured Debt	168,437	Discounted cash flows	Discount Rate	9.1% - 14.5%	11.0%
Unsecured Debt	6,215	Discounted cash flows	Discount Rate	11.9% - 12.0%	11.9%
	991	Collateral analysis	Recovery Rate	78.3%
Equity
Preferred Stock	$55,728	Comparable multiples	EV/EBITDA(6)	7.2x - 18.2x	8.7x
	4,103	Comparable multiples	EV/Revenue	1.4x - 3.8x	1.1x
Common Stock	3,972	Discounted cash flows	Discount Rate	13.1% - 31.5%	24.2%
	23,136	Comparable multiples	EV/EBITDA(6)	4.5x - 10.0x	6.2x
	9,459	Comparable multiples	EV/Revenue	0.5x - 11.9x	7.3x

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$827,564	Discounted cash flows	Discount Rate	5.8% - 14.6%	8.9%
	3,502	Collateral analysis	Recovery Rate	89.40%
1st Lien/Last-Out Unitranche	35,278	Discounted cash flows	Discount Rate	8.5% - 10.1%	9.7%
2nd Lien/Senior Secured	171,833	Discounted cash flows	Discount Rate	9.9% - 11.7%	10.6%
	1,250	Comparable multiples	EV/EBITDA(6)	11.0x - 18.9x	7.8x
	13,950	Collateral analysis	Recovery Rate	16.1% - 63.5%	59.3%
Unsecured Debt	6,345	Discounted cash flows	Discount Rate	11.9% - 12.0%	11.9%
	1,064	Collateral analysis	Recovery Rate	100.00%
Equity
Preferred Stock	$2,067	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
	46,695	Comparable multiples	EV/EBITDA(6)	7.0x - 19.0x	8.8x
Common Stock	4,315	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.8%
	3,290	Comparable multiples	EV/Revenue	0.6x - 9.7x	9.0x
	40,379	Comparable multiples	EV/EBITDA(6)	4.3x - 12.7x	7.4x

(1)

As of June 30, 2020, included within the fair value of Level 3 assets of $1,344,221 is an amount of $196,499 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,047,121 or 83.9% of Level 3 bank loans, corporate debt, and other debt obligations.

(2)

As of December 31, 2019, included within the fair value of Level 3 assets of $1,340,553 is an amount of $183,021 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,041,020 or 83.7% of Level 3 bank loans, corporate debt, and other debt obligations.

(3)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(4)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(5)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(6)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy.

	June 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$58,772	$1,021,931	$1,080,703	$—	$80,583	$1,000,087	$1,080,670
1st Lien/Last-Out Unitranche	—	—	34,779	34,779	—	—	35,278	35,278
2nd Lien/Senior Secured Debt	—	21,434	183,907	205,341	—	32,992	201,033	234,025
Unsecured Debt	—	—	7,206	7,206	—	—	7,409	7,409
Preferred Stock	—	—	59,831	59,831	—	—	48,762	48,762
Common Stock	40	—	36,567	36,607	124	—	47,984	48,108
Affiliated Money Market Fund	89,470	—	—	89,470	—	—	—	—
Total assets	$89,510	$80,206	$1,344,221	$1,513,937	$124	$113,575	$1,340,553	$1,454,252
Foreign currency forward contracts (asset) (1)	$—	$33	$—	$33	$—	$32	$—	$32

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type.

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2020
1st Lien/Senior Secured Debt	$1,000,087	$94,556	$153	$(34,643)	$(43,868)	$2,023	$22,667	$(19,044)	$1,021,931	$(34,860)
1st Lien/Last-Out Unitranche	35,278	—	—	(426)	(155)	82	—	—	34,779	(426)
2nd Lien/Senior Secured Debt	201,033	29,394	(10,571)	(226)	(33,907)	284	—	(2,100)	183,907	(6,617)
Unsecured Debt	7,409	1,630	(211)	(82)	(1,558)	18	—	—	7,206	(82)
Preferred Stock	48,762	—	—	11,069	—	—	—	—	59,831	11,069
Common Stock	47,984	8,293	—	(19,710)	—	—	—	—	36,567	(19,710)
Total assets	$1,340,553	$133,873	$(10,629)	$(44,018)	$(79,488)	$2,407	$22,667	$(21,144)	$1,344,221	$(50,626)
For the Six Months Ended June 30, 2019
1st Lien/Senior Secured Debt	$711,204	$385,560	$(7)	$(2,265)	$(134,043)	$4,478	$—	$—	$964,927	$(2,187)
1st Lien/Last-Out Unitranche	106,879	406	113	(212)	(6,089)	117	—	—	101,214	(244)
2nd Lien/Senior Secured Debt	348,741	4,054	(33,239)	13,332	(94,735)	1,262	—	(39,768)	199,647	(2,214)
Unsecured Debt	6,697	336	—	14	—	—	—	—	7,047	14
Preferred Stock	21,534	25,000	—	1,224	—	—	—	—	47,758	1,224
Common Stock	21,839	30,069	—	1,771	—	—	—	—	53,679	1,770
Total assets	$1,216,894	$445,425	$(33,133)	$13,864	$(234,867)	$5,857	$—	$(39,768)	$1,374,272	$(1,637)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates its carrying value because the Revolving Credit Facility has variable interest based on selected short term rates. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2020 and December 31, 2019 was $155,884 and $160,689, based on broker quotes received by the Company. The fair value of the Company’s 2025 Notes, which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2020 was $372,384, based on vendor pricing received by the Company.

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 166% and 187%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$391,677	$403,492	$795,000	$177,039	$618,407
Convertible Notes(3)	155,000	—	152,145	155,000	—	151,320
2025 Notes(4)	360,000	—	353,626	—	—	—
Total Debt	$1,310,000	$391,677	$909,263	$950,000	$177,039	$769,727

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2020, the Company had outstanding borrowings denominated in USD of $365,574 and in Euros (EUR) of 33,750. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $580,550 and in EUR of 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $2,042 and OID net of accretion of $813 as of June 30, 2020, and net of unamortized debt issuance costs of $2,648 and OID net of accretion of $1,032 as of December 31, 2019.

(4)	The carrying value of the Company’s 2025 Notes is presented net of unamortized debt issuance costs of $6,374 as of June 30, 2020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2020 and the year ended December 31, 2019 was 3.53% and 4.25%.

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

Costs of $17,157 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2020 and December 31, 2019, deferred financing costs were $8,618 and $4,427.

The below table presents the summary information of the Revolving Credit Facility.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	$2,381	$6,827	$6,285	$12,607
Facility fees	371	163	704	350
Amortization of financing costs	472	359	872	698
Total	$3,224	$7,349	$7,861	$13,655
Weighted average interest rate	2.38%	4.39%	2.99%	4.39%
Average outstanding balance	$402,733	$623,288	$423,186	$579,225

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

The Convertible Notes are accounted for in accordance with ASC Topic 470-20, Debt with Conversion and Other Options. Upon conversion of any of the Convertible Notes, the Company intends to pay the outstanding principal amount in cash and, to the extent that the conversion value exceeds the principal amount, has the option to pay the excess amount in cash or shares of the Company’s common stock (or a combination of cash and shares), subject to the requirements of the indenture governing the Convertible Notes. The Company has determined that the embedded conversion options in the Convertible Notes are not required to be separately accounted for as derivatives under ASC Topic 815, Derivatives and Hedging. At the time of issuance, the values of the debt and equity components of the Initial Convertible Notes and Additional Convertible Notes were approximately 99.4% and 0.6%, and 97.9% and 2.1%.

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

The below table presents the components of the carrying value of the Convertible Notes:

	June 30, 2020	December 31, 2019
Principal amount of debt	$155,000	$155,000
OID, net of accretion	813	1,032
Unamortized debt issuance costs	2,042	2,648
Carrying value	$152,145	$151,320
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.78%	4.77%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	$1,744	$1,744	$3,488	$3,488
Accretion of OID	110	105	220	209
Amortization of debt issuance costs	302	303	605	602
Total	$2,156	$2,152	$4,313	$4,299

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

The below table presents the components of the carrying value of the 2025 Notes:

	June 30, 2020	December 31, 2019
Principal amount of debt	$360,000	N/A
Unamortized debt issuance costs	6,374	N/A
Carrying value	353,626	N/A
Stated interest rate	3.75%	N/A

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	$3,376	N/A	$5,288	N/A
Amortization of debt issuance costs	358	N/A	546	N/A
Total	$3,734	N/A	$5,834	N/A

7.	DERIVATIVES

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

For the three and six months ended June 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $3,191 and $3,478. For the three and six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,839 and $3,152.

The table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements.

	Presented on the Consolidated Statements of Financial Condition
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2020
Bank of America, N.A.	$33	$—	$33	$—	$33
December 31, 2019
Bank of America, N.A.	$32	$—	$32	$—	$32

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$52	$34	$80	$52
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(81)	(45)	1	33
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(29)	$(11)	$81	$85

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Diligent Corporation	12/19/2020	$4,268	$4,268	$(32)	$(43)
Brillio, LLC	2/6/2021	755	1,510	(26)	(15)
CorePower Yoga LLC	5/14/2021	158	1,807	(16)	(27)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	1,418	1,418	(71)	(14)
Associations, Inc.	7/30/2021	851	912	(34)	(9)
WebPT, Inc.	8/28/2021	1,274	1,274	(54)	(26)
Elemica Parent, Inc.	9/18/2021	560	560	(41)	(14)
Bullhorn, Inc.	10/1/2021	591	727	(18)	(11)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	1,352	2,940	(44)	(29)
Eptam Plastics, Ltd.	12/6/2021	1,830	1,830	(55)	(14)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	22	—	(1)	—
MRI Software LLC	2/10/2022	641	—	(32)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	654	654	(25)	(8)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	882	394	(7)	(3)
Diligent Corporation	4/14/2022	156	156	(1)	(2)
Xactly Corporation	7/29/2022	1,697	1,697	(34)	(21)
Hygiena Borrower LLC	8/26/2022	1,313	1,313	(66)	(26)
Lithium Technologies, Inc.	10/3/2022	1,342	2,684	(64)	(40)
Businessolver.com, Inc.	5/15/2023	1,569	941	(59)	(16)
Integral Ad Science, Inc.	7/19/2023	1,815	1,815	(73)	(27)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	279	88	(15)	(1)
Gastro Health Holdco, LLC	9/4/2023	2,000	2,000	(100)	(30)
Empirix, Inc.	9/25/2023	1,300	1,300	(71)	(130)
Fenergo Finance 3 Limited	9/5/2024	1,685	1,683	(29)	(13)
Fenergo Finance 3 Limited	9/5/2024	1,182	1,182	(21)	(9)
iCIMS, Inc.	9/12/2024	1,868	1,868	(70)	(33)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	510	2,295	(10)	(40)
Wrike, Inc.	12/31/2024	1,600	1,600	(48)	(32)
Apptio, Inc.	1/10/2025	2,225	2,225	(78)	(39)
ConnectWise, LLC	2/28/2025	1,036	1,036	(39)	(13)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	626	—	(14)	—
Mailgun Technologies, Inc.	3/26/2025	993	993	(35)	(17)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	1,800	1,800	(58)	(27)
PlanSource Holdings, Inc.	4/22/2025	3,142	3,142	(118)	(63)
CorePower Yoga LLC	5/14/2025	678	678	(68)	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,169	3,169	(63)	(63)
Riverpoint Medical, LLC	6/21/2025	1,644	1,644	(107)	(16)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	1,271	1,600	(108)	(32)
WorkForce Software, LLC	7/31/2025	771	771	(42)	(15)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	1,857	1,764	(97)	(31)
Elemica Parent, Inc.	9/18/2025	102	253	(7)	(6)
CST Buyer Company (dba Intoxalock)	10/3/2025	351	876	(42)	—
Acquia, Inc.	10/31/2025	1,322	1,322	(43)	(26)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	880	880	(29)	(18)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	2,258	—	(45)	—
MRI Software LLC	2/10/2026	622	—	(31)	—
Instructure Holdings	3/24/2026	2,000	—	(25)	—
Axiom Software	7/31/2026	64	—	—	—
Axiom Software	7/31/2027	406	—	—	—
Output Services Group, Inc.	3/27/2020	—	24	—	(4)
Gastro Health Holdco, LLC	4/13/2020	—	754	—	(11)
Ansira Partners, Inc.	4/16/2020	—	96	—	(3)
GlobalTranz Enterprises, Inc.	5/15/2020	—	1,992	—	(179)

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Hygiena Borrower LLC	6/29/2020	$—	$715	$—	$(14)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	—	6,220	—	(124)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	—	4,643	—	(81)
Gastro Health Holdco, LLC	9/13/2021	—	5,100	—	(77)
DDS USA Holding, Inc.	6/30/2022	—	971	—	(5)
SPay, Inc. (dba Stack Sports)	6/17/2024	—	380	—	(12)
Associations, Inc.	7/30/2024	—	587	—	(6)
WebPT, Inc.	8/28/2024	—	1,062	—	(21)
Bullhorn, Inc.	10/1/2025	—	545	—	(8)
Eptam Plastics, Ltd.	12/6/2025	—	686	—	(10)
Total 1st Lien/Senior Secured Debt		$60,789	$84,844	$(2,166)	$(1,564)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$—	$583	$—	$(10)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	—	1,800	—	(45)
Total 2nd Lien/Senior Secured Debt		$—	$2,383	$—	$(55)
Total		$60,789	$87,227	$(2,166)	$(1,619)

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

Equity Issuances

There were no equity issuances of the Company’s common stock during the three and six months ended June 30, 2020 and 2019.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45
May 5, 2020	June 30, 2020	July 15, 2020	$0.45

For the Six Months Ended June 30, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45
May 7, 2019	June 28, 2019	July 15, 2019	$0.45

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are either through (i) newly issued shares or (ii) acquired by the Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the dividend payment date is equal to or less than the closing market price plus estimated per share fees, the Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, the Transfer Agent will invest the dividend amount in shares acquired by purchasing shares on the open market. The following table summarizes shares distributed pursuant to the dividend reinvestment plan to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Shares
For the Six Months Ended June 30, 2020
October 30, 2019	December 31, 2019	January 15, 2020	34,566
February 19, 2020	March 31, 2020	April 15, 2020	37,741*

For the Six Months Ended June 30, 2019
October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306

*In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase (decrease) in net assets resulting from operations	$34,818	$16,130	$(28,962)	$18,345
Weighted average shares outstanding	40,401,637	40,297,090	40,398,978	40,279,173
Basic and diluted earnings (loss) per share	$0.86	$0.40	$(0.72)	$0.46

For the purpose of calculating diluted earnings (loss) per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2020 and 2019 was less than the conversion price for the Convertible Notes outstanding as of June 30, 2020 and 2019. Therefore, for the three and six months ended June 30, 2020 and 2019, diluted earnings (loss) per share equal basic earnings (loss) per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Data:(1)
NAV, beginning of period	$16.75	$17.65
Net investment income (loss)	0.90	1.03
Net realized and unrealized gains (losses)(2)	(1.61)	(0.57)
Net increase (decrease) in net assets resulting from operations	(0.71)	0.46
Distributions declared from net investment income(3)	(0.90)	(0.90)
Total increase (decrease) in net assets	(1.61)	(0.44)
NAV, end of period	$15.14	$17.21
Market price, end of period	$16.23	$19.67
Shares outstanding, end of period	40,401,637	40,302,522
Weighted average shares outstanding	40,398,978	40,279,173
Total return based on NAV(4)	(3.81)%	2.15%
Total return based on market value(5)	(18.84)%	12.12%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$611,496	$693,427
Ratio of net expenses to average net assets(6)	8.43%	9.61%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(6)	2.58%	3.09%
Ratio of interest and other debt expenses to average net assets(6)	5.85%	5.18%
Ratio of incentive fees to average net assets(6)	—	1.34%
Ratio of total expenses to average net assets(6)	9.34%	9.61%
Ratio of net investment income (loss) to average net assets(6)	11.89%	12.03%
Average debt outstanding	$859,065	$734,225
Average debt per share(7)	$21.26	$18.23
Portfolio turnover	8%	19%

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

(6)	Annualized except for certain operating expenses, as applicable.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.
12.	PENDING MERGER WITH GS MMLC

On December 9, 2019, the Company entered into the Original Merger Agreement with GS MMLC, Merger Sub, and GSAM. Due to the volatility of the market price of the Company’s common stock precipitated by the COVID-19 pandemic, it became unclear whether a closing condition in the Original Merger Agreement that required GS MMLC stockholders to receive shares of the Company’s common stock that have a market value in excess of GS MMLC’s NAV would be satisfied. As a result, on June 11, 2020, the parties entered into the Amended and Restated Merger Agreement to, among other things, change the Merger Consideration.

The Amended and Restated Merger Agreement provides that, subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company and, immediately thereafter, GS MMLC will merge with and into the Company, with the Company continuing as the surviving company. The parties to the Amended and Restated Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the First Merger, each share of GS MMLC common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio. No fractional shares of the Company’s common stock will be issued, and holders of GS MMLC common stock will receive cash in lieu of fractional shares.

Consummation of the Merger is subject to certain closing conditions, including (a) the Company’s stockholder approval of each of the Merger, the amended and restated certificate of incorporation of the Company and the issuance of shares of the Company’s common stock, (b) GS MMLC stockholder approval of each of the Merger and the amended and restated certificate of incorporation of the Company, (c) the effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Company and GS MMLC, and a prospectus of the Company. The Amended and Restated Merger Agreement also contains certain termination rights in favor of the Company and GS MMLC, including if the Merger is not completed on or before February 24, 2021 or if the requisite approvals of the Company’s stockholders or GS MMLC’s stockholders are not obtained.

The Merger is expected to be accounted for as an asset acquisition of GS MMLC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company will be the accounting survivor of the Merger. The final allocation of the purchase price will be determined after the Merger is completed and after completion of a final analysis to determine the estimated relative fair values of GS MMLC’s assets and liabilities.

13.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 13, 2020, the Company filed an amended registration statement on Form N-14, which included a joint proxy statement of the Company and GS MMLC and a prospectus of the Company.  The registration statement on Form N-14 was declared effective by the SEC on July 31, 2020. On August 4, 2020, the Company filed its final joint proxy statement/prospectus on Form 497, which will be mailed on or about August 11, 2020 to the Company’s stockholders of record as of August 3, 2020.  Special meetings for each of the Company's and GS MMLC's stockholders are scheduled for October 2, 2020 to vote on the matters described in the joint proxy statement/prospectus as required by the Merger Agreement.

On August 4, 2020, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 15, 2020 to holders of record as of September 30, 2020.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2020, we originated more than $3.77 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Pending Merger with GS MMLC

On June 11, 2020, we entered into the Amended and Restated Merger Agreement with GS MMLC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of us and GS MMLC, which amended and restated the Original Merger Agreement in its entirety. The Amended and Restated Merger Agreement provides that, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub will merge with and into GS MMLC, with GS MMLC continuing as the surviving company and, immediately thereafter, GS MMLC will merge with and into us, with us continuing as the surviving company (the “Merger”). Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of calendar year 2020, is subject to certain closing conditions, including (a) approval by our stockholders of each of (i) the Amended and Restated Merger Agreement, (ii) the Amended and Restated Charter, and (iii) the issuance of shares of our Common Stock pursuant to the Amended and Restated Merger Agreement and (b) approval by GS MMLC’s stockholders of each of (i) the Amended and Restated Merger Agreement and (ii) the Amended and Restated Charter.  Solely in the event that the Merger is consummated, GSAM will reimburse each of us and GS MMLC, in each case in an amount of up to $4.00 million, for all fees and expenses incurred and payable by us or GS MMLC, in connection with or related to the Merger (including all documented fees and expenses of counsel, accountants, experts and consultants to us or the special committee of our Board of Directors (the “Special Committee”), on the one hand, or GS MMLC or its Special Committee, on the other hand). For more information about the Merger, see Note 12 “Pending Merger with GS MMLC” to our consolidated financial statements included in this report and our final joint proxy statement/prospectus on Form 497, filed with the SEC on August 4, 2020.

Impact of COVID-19 Pandemic

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments.  COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. The largest five industries in our investment portfolio as of June 30, 2020 are Healthcare Providers and Services, Software, Interactive Media and Services, Healthcare Technology, and IT Services. As of June 30, 2020, 2.9% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure, Textiles, Apparel and Luxury Goods, Oil, Gas and Consumable Fuels, Airlines, and Multi-line and Specialty Retail industries, industries which may be significantly adversely impacted by COVID-19, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and has continued to execute on its business continuity planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the vast majority of its employees continue to work remotely. Goldman Sachs has been focused on establishing policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with our investment management agreement (as amended and restated as of June 15, 2018, the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including:

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

•	interest payable on debt, if any, incurred to finance our investments;
•	fees and expenses incurred by us in connection with membership in investment company organizations;
•	brokers’ commissions;
•	the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer;
•	fees and expenses associated with calculating our net asset value (“NAV”) (including expenses of any independent valuation firm);
•	legal, auditing or accounting expenses;
•	taxes or governmental fees;
•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;
•	the cost of preparing stock certificates, including clerical expenses of issue, redemption or repurchase of our shares;
•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;
•	the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;
•	costs of holding stockholder meetings;
•	listing fees;
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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$1,135.53	$1,080.70	75.9%	$1,094.89	$1,080.67	74.3%
First Lien/Last-Out Unitranche	35.23	34.78	2.4	35.31	35.28	2.4
Second Lien/Senior Secured Debt	238.81	205.34	14.4	263.44	234.02	16.1
Unsecured Debt	7.29	7.21	0.5	7.41	7.41	0.5
Preferred Stock	41.66	59.83	4.2	41.66	48.76	3.4
Common Stock	75.44	36.61	2.6	67.14	48.11	3.3
Total Investments	$1,533.96	$1,424.47	100.0%	$1,509.85	$1,454.25	100.0%

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	9.8%	8.6%	9.1%
First Lien/Last-Out Unitranche(2) (3)	9.1	10.0	10.0	10.0
Second Lien/Senior Secured Debt(2)	9.1	12.1	9.2	11.2
Unsecured Debt(2)	10.2	10.3	11.7	11.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Total Portfolio	7.5%	9.5%	8.2%	8.9%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of June 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 7.5% and 9.5%, as compared to 8.2% and 8.9%, at December 31, 2019. The decrease in the unsecured debt weighted average yield at amortized cost and fair value was primarily driven by the amendment of Conergy Asia & ME Pte. LTD.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.)

	As of
	June 30, 2020	December 31, 2019
Number of portfolio companies	107	106
Percentage of performing debt bearing a floating rate(1)	98.7%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.3%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.3%	9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	10.2%	9.6%
Weighted average leverage (net debt/EBITDA)(4)	5.4x	5.7x
Weighted average interest coverage(4)	2.7x	2.4x
Median EBITDA(4)	$37.92 million	$37.64 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 29.2% and 25.1%, of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	0.0%	$12.17	0.8%
Grade 2	1,184.83	83.2	1,366.84	94.1
Grade 3	234.66	16.5	60.04	4.1
Grade 4	4.98	0.3	15.20	1.0
Total Investments	$1,424.47	100.0%	$1,454.25	100.0%

The decrease in investments with a grade 1 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily due to the repayment of investments with an aggregate fair value of $12.17 million. The increase in investments with a grade 3 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” The decrease in investments with a grade 4 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily driven by the sale of one investment with a fair value of $12.70 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,520.30	99.1%	$1,480.08	98.0%
Non-accrual	13.66	0.9	29.77	2.0
Total Investments	$1,533.96	100.0%	$1,509.85	100.0%

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

The following table shows our investment activity by investment type:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
	($ in millions)
New investments committed at cost:
Gross originations	$0.49	$117.33
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$0.49	$117.33
Amount of investments committed at cost(2)(12):
First Lien/Senior Secured Debt	$0.49	$117.33
Total	$0.49	$117.33
Proceeds from investments sold or repaid(10)(12):
First Lien/Senior Secured Debt	$7.68	$151.09
First Lien/Last-Out Unitranche	0.11	0.04
Second Lien/Senior Secured Debt	10.00	3.48
Unsecured Debt	0.50	—
Total	$18.29	$154.61
Net increase (decrease) in portfolio	$(17.80)	$(37.28)
Number of new portfolio companies with new investment commitments(3)	1	5
Total new investment commitment amount in new portfolio companies(3)	$0.46	$94.09
Average new investment commitment amount in new portfolio companies(3)	$0.46	$18.82
Number of existing portfolio companies with new investment commitments(3)	1	7
Total new investment commitment amount in existing portfolio companies(3)	$0.02	$23.24
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.8	5.7
Percentage of new debt investment commitments at floating interest rates(3)(11)	100.0%	0.0%
Percentage of new debt investment commitments at fixed interest rates(3)(5)(11)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(6)	9.5%	8.9%
Weighted average yield on new investment commitments(2)(3)(7)	9.5%	8.9%
Weighted average yield on debt and income producing investments sold or paid down(8)(10)	10.2%	10.4%
Weighted average yield on investments sold or paid down(9)(10)	10.2%	10.4%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)	May include preferred stock investments.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Total investment income	$30.60	$38.40	$62.57	$74.94
Net expenses	12.03	18.86	25.40	32.68
Net investment income before taxes	18.57	19.54	37.17	42.26
Income tax expense, including excise tax	0.39	0.45	0.81	0.89
Net investment income after taxes	18.18	19.09	36.36	41.37
Net realized gain (loss) on investments	(1.39)	(9.24)	(11.53)	(33.97)
Net realized gain (loss) on foreign currency transactions	0.03	0.02	0.06	0.04
Net unrealized appreciation (depreciation) on investments	18.75	6.84	(53.90)	10.40
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(0.75)	(0.55)	(0.05)	0.33
Income tax (provision) benefit for realized and unrealized gains	—	(0.03)	0.10	0.17
Net increase (decrease) in net assets resulting from operations	$34.82	$16.13	$(28.96)	$18.34

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Interest	$28.99	$35.35	$59.27	$67.54
Dividend income	0.04	1.05	0.04	3.54
Payment-in-kind	1.29	1.12	2.72	2.32
Other income	0.28	0.88	0.54	1.54
Total investment income	$30.60	$38.40	$62.57	$74.94

Interest

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $35.35 million for the three months ended June 30, 2019 to $28.99 million for the three months ended June 30, 2020. The decrease is primarily due to a decrease in LIBOR, prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and exit fees on certain investments. Included in interest for the three months ended June 30, 2020 and 2019 is $0.10 million and $1.07 million in prepayment premiums and $0.21 million and $1.66 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.00 million and $0.92 million for exit fees on investments.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $67.54 million for the six months ended June 30, 2019 to $59.27 million for the six months ended June 30, 2020. The decrease is primarily due to a decrease in LIBOR, prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and exit fees on certain investments. Included in interest for the six months ended June 30, 2020 and 2019 is $0.10 million and $1.71 million, respectively, in prepayment premiums and $0.61 million and $2.70 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.01 million and $1.80 million, respectively, for exit fees on investments.

Dividend income

Dividend income decreased from $1.05 million for the three months ended June 30, 2019 to $0.04 million for the three months ended June 30, 2020. Dividend income decreased from $3.54 million for the six months ended June 30, 2019 to $0.04 million for the six months ended June 30, 2020. The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

PIK income from investments increased from $1.12 million for the three months ended June 30, 2019 to $1.29 million for the three months ended June 30, 2020. PIK income from investments increased from $2.32 million for the six months ended June 30, 2019 to $2.72 million for the six months ended June 30, 2020.

Other income

Other income decreased from $0.88 million for the three months ended June 30, 2019 to $0.28 million for the three months ended June 30, 2020. Other income decreased from $1.54 million for the six months ended June 30, 2019 to $0.54 million for the six months ended June 30, 2020. The decrease was primarily due to a decrease in amendment fees from our portfolio companies.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Interest and other debt expenses	$9.11	$9.50	$18.01	$17.95
Management fees	3.62	3.74	7.28	7.28
Incentive fees	—	4.14	—	4.64
Professional fees	0.62	0.69	1.34	1.33
Administration, custodian and transfer agent fees	0.23	0.24	0.47	0.48
Directors’ fees	0.14	0.11	0.28	0.23
Other expenses	0.46	0.44	0.83	0.77
Total Expenses	$14.18	$18.86	$28.21	$32.68
Fee waiver	(2.15)	—	(2.81)	—
Net Expenses	$12.03	$18.86	$25.40	$32.68

Interest and other debt expenses

Interest and other debt expenses decreased from $9.50 million for the three months ended June 30, 2019 to $9.11 million for the three months ended June 30, 2020. The decrease was primarily driven by a decrease in the weighted average interest rate from 4.42% to 3.29%, partially offset by an increase in average daily borrowings from $778.29 million to $917.73 million.

Interest and other debt expenses for the six months ended June 30, 2020 remained relatively consistent as compared to the six months ended June 30, 2020.

Management Fees and Incentive Fees

Net Management fees for the three and six months ended June 30, 2020 decreased from the three and six months ended June 30, 2019, as a result of our Investment Adviser voluntarily waiving Management fees permanently by $2.15 million and $2.81 million for the respective periods.

Incentive fees decreased from $4.14 million for the three months ended June 30, 2019 to $0.00 million for the three months ended June 30, 2020. The decrease was a result of net realized losses and unrealized depreciation in our portfolio.

Incentive fees decreased from $4.64 million for the six months ended June 30, 2019 to $0.00 million for the six months ended June 30, 2020. The decrease was a result of net realized losses and unrealized depreciation in our portfolio.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and six months ended June 30, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
ASC Acquisition Holdings, LLC	$—	$—	$—	$(24.72)
Country Fresh Holdings, LLC	—	(8.41)	—	(8.41)
MPI Products LLC	—	—	(5.58)	—
Bolttech Mannings, Inc.	—	—	(4.70)	—
SMS Systems Maintenance Services, Inc.	(0.90)	—	(0.90)	—
Senior Credit Fund, LLC	—	(0.67)	—	(0.67)
MPI Engineered Technologies, LLC	(0.28)	—	(0.28)	—
Conergy Asia & ME Pte. LTD.	(0.21)	—	(0.21)	—
P2 Upstream Acquisition Co.	—	(0.08)	—	(0.08)
Other, net	—	(0.08)	0.14	(0.09)
Net realized gain (loss)	$(1.39)	$(9.24)	$(11.53)	$(33.97)

For the six months ended June 30, 2020, net realized losses were primarily driven by our investments in two portfolio companies. In March 2020, there was a restructure of our second lien debt investment in MPI Products LLC (“MPI”), which resulted in a realized loss of $5.58 million. The private equity sponsor that purchased MPI provided it with new capital and we received newly issued second lien debt and non-interest bearing second lien debt. Also in March 2020, our second lien debt investment in Bolttech Mannings, Inc. was exchanged for common equity, which resulted in a realized loss of $4.70 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Unrealized appreciation	$45.01	$25.37	$30.19	$31.04
Unrealized depreciation	(26.26)	(18.53)	(84.09)	(20.64)
Net change in unrealized appreciation (depreciation) on investments	$18.75	$6.84	$(53.90)	$10.40

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Portfolio Company:	($ in millions)
Other, net(1)	$23.12	$(40.92)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	6.11	12.06
Zep Inc.	5.93	3.54
Wine.com, LLC	2.40	2.14
Odyssey Logistics & Technology Corporation	1.99	(3.11)
Iracore International Holdings, Inc.	1.86	(0.14)
Wrike, Inc.	1.41	2.33
MPI Products LLC	—	6.39
Convene 237 Park Avenue, LLC (dba Convene)	(0.02)	(3.58)
IHS Intermediate Inc. (dba Interactive Health Solutions)	(0.25)	(2.50)
MPI Engineered Technologies, LLC	(0.60)	(1.52)
Jill Acquisition LLC (dba J. Jill)	(0.77)	(1.47)
Bolttech Mannings, Inc.	(1.10)	(0.28)
Badger Sportswear, Inc.	(1.22)	(2.51)
Animal Supply Holdings, LLC	(20.11)	(24.33)
Total	$18.75	$(53.90)

(1)

For the three and six months ended June 30, 2020, other, net includes gross unrealized appreciation of $25.31 million and $3.73 million, respectively, and gross unrealized depreciation of $(2.19) million and $(44.65) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”  In addition, the net change in unrealized appreciation (depreciation) was driven by Animal Supply Holdings, LLC, which was due to financial underperformance, partially offset by the reversal of unrealized depreciation in connection with the aforementioned sale of MPI and the financial improvement of CB-HDT Holdings, Inc. and Zep Inc.

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

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Portfolio Company:	($ in millions)
Country Fresh Holding Company, Inc.	$8.29	$1.43
Senior Credit Fund, LLC	4.07	3.54
CB-HDT Holdings, Inc.	3.74	0.29
Iracore International Holdings, Inc.	1.57	1.94
Artesyn Embedded Technologies, Inc.	1.55	1.90
Other, net(1)	0.07	0.43
ASC Acquisition Holdings, LLC	—	14.57
MPI Products LLC	(1.47)	(1.61)
Bolttech Mannings, Inc.	(1.59)	(1.97)
GK Holdings, Inc.	(2.25)	(2.25)
SMS Systems Maintenance Services, Inc.	(2.29)	(2.29)
Zep, Inc.	(4.85)	(5.58)
Total	$6.84	$10.40

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 166% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2020, we had cash of approximately $16.32 million, an increase of $6.91 million from December 31, 2019. Cash used by operating activities for the six months ended June 30, 2020 was approximately $90.83 million, primarily driven by a decrease in net assets resulting from operations of $28.96 million, purchases of investments of $106.68 million, and net purchase of investments in an affiliated money market fund of $89.47, offset by proceeds from sales and principal repayments of $76.63 million and proceeds from other operating activities of $57.65 million. Cash provided by financing activities for the six months ended June 30, 2020 was approximately $97.74 million, primarily driven by repayments on debt of $408.68 million, distributions paid of $35.65 million and other financing activities of $11.69 million, offset by borrowings on debt of $553.76 million.

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

Equity Issuances

There were no equity issuances of our common stock during the three and six months ended June 30, 2020 and 2019.

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

Repurchases of our common stock under our Company 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2020 and 2019, we did not repurchase any of our common stock pursuant to the Company 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by our Transfer Agent in our dividend reinvestment plan are either through (i) newly issued shares or (ii) acquired by our Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the dividend payment date is equal to or less than the closing market price plus estimated per share fees, our Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, our Transfer Agent will investment the dividend amount in shares acquired by purchasing shares on the open market. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

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

The following table shows our contractual obligations as of June 30, 2020:

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

As of June 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$60.79	$84.84
Second Lien/Senior Secured Debt	—	2.38
Total	$60.79	$87.22

RECENT DEVELOPMENTS

On July 13, 2020, we filed an amended registration statement on Form N-14, which included a joint proxy statement of us and GS MMLC and our prospectus.  The registration statement on Form N-14 was declared effective by the SEC on July 31, 2020. On August 4, 2020, we filed our final joint proxy statement/prospectus on Form 497, which will be mailed on or about August 11, 2020 to our stockholders of record as of August 3, 2020.   Special meetings for each of our and GS MMLC's stockholders are scheduled for October 2, 2020 to vote on the matters described in the joint proxy statement/prospectus as required by the Merger Agreement.

On August 4, 2020, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 15, 2020 to holders of record as of September 30, 2020.

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

As of June 30, 2020 and December 31, 2019, on a fair value basis, approximately 1.3% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.7% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes and our 2025 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$24.91	$(11.23)	$13.68
Up 200 basis points	14.10	(7.49)	6.61
Up 100 basis points	3.34	(3.74)	(0.40)
Up 75 basis points	0.90	(2.81)	(1.91)
Up 50 basis points	0.34	(1.87)	(1.53)
Up 25 basis points	0.17	(0.94)	(0.77)
Down 25 basis points	(0.13)	0.61	0.48
Down 50 basis points	(0.14)	0.61	0.47
Down 75 basis points	(0.14)	0.61	0.47
Down 100 basis points	(0.14)	0.61	0.47
Down 200 basis points	(0.14)	0.61	0.47
Down 300 basis points	(0.14)	0.61	0.47

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted, and may continue to adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events have disrupted, and could continue to disrupt the processes necessary for our operations. This has created, and may continue to create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Significant changes or volatility in the capital markets have negatively affected, and may continue to negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required.  As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity.  An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. While the Federal Reserve recently decreased its federal funds target rate in response to the COVID-19 pandemic, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

Risks Relating to the Merger

Sales of shares of our Common Stock after the completion of the Merger may cause the market price of our Common Stock to decline.

Based on the number of outstanding shares of GS MMLC common stock (“GS MMLC Common Stock”) as of March 31, 2020, we would issue approximately 57.4 million shares of our common stock (“our Common Stock”) to the GS MMLC stockholders who acquire shares of our Common Stock in the Merger (each, an “Affected Stockholder”) pursuant to the Amended Restated Merger Agreement. Subject to compliance with the lock-up provisions of our amended and restated charter (the “Amended and Restated Charter”), the Affected Stockholders may decide not to hold the shares of our Common Stock that they will receive pursuant to the Amended Restated Merger Agreement. Without the prior consent of our Board of Directors:

•

for 90 days following the date of filing of the Amended and Restated Charter (the “Filing Date”), an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of our Common Stock acquired by the Affected Stockholder in connection with the Amended Restated Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of our Common Stock acquired by the Affected Stockholder in connection with the Amended Restated Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of our Common Stock acquired by the Affected Stockholder in connection with the Amended Restated Merger Agreement.

Following the closing of the Merger and the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of shares of our Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our Common Stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should it desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our Common Stock prevailing from time to time.

In addition, certain GS MMLC stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our Common Stock that they receive pursuant to the Amended Restated Merger Agreement. In addition, our stockholders may decide not to hold their shares of our Common Stock after completion of the Merger. In each case, such sales of our Common Stock could have the effect of depressing the market price for our Common Stock and may take place promptly following the completion of the Merger and, to the extent applicable, the expiration of the relevant lock-up periods.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Merger. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over our management and policies.

If the Merger were consummated as of March 31, 2020, based on the pro forma number of shares of our Common Stock to be issued and outstanding on the Closing Date, our stockholders would own approximately 41.3% of our outstanding Common Stock and GS MMLC stockholders would own approximately 58.7% of our outstanding Common Stock. In addition, prior to completion of the Merger, subject to certain restrictions in the Amended Restated Merger Agreement, we and GS MMLC may each issue additional shares of our Common Stock and GS MMLC Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders. After completion of the Merger, we may issue additional shares of our Common Stock at prices below our Common Stock’s then-current NAV per share, subject to certain restrictions under the Investment Company Act, including stockholder approval of such issuance. The issuance or sale by us of shares of our Common Stock at a discount to NAV poses a risk of dilution to stockholders.

We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of GS MMLC’s investment portfolio with ours and the integration of GS MMLC’s business with ours. There can be no assurance that GS MMLC’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of GS MMLC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine the operations of us and GS MMLC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine GS MMLC’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Merger may trigger certain “change of control” provisions and other restrictions in our or GS MMLC’s contracts, their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our agreements or those of GS MMLC or their affiliates, which may include agreements governing our or GS MMLC’s indebtedness, will or may require the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase our rights or our or GS MMLC’s obligations under, any such agreement because the Merger or other transactions contemplated by the Amended Restated Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing our or GS MMLC’s indebtedness, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing us from operating a material part of GS MMLC’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain of our or GS MMLC’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The opinion delivered to our Special Committee from the financial advisor to our Special Committee will not reflect changes in circumstances between signing the Amended Restated Merger Agreement and completion of the Merger.

Our Special Committee has not obtained an updated opinion as of the date of this report from the financial advisor to our Special Committee, and does not anticipate obtaining an updated opinion prior to the closing date of the Merger. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which its financial advisor’s opinion was based, may significantly alter the value of GS MMLC or the price of shares of our Common Stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because our Special Committee does not anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness from a financial point of view of the Exchange Ratio at the time the Merger is completed.

If the Merger does not close, we will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Amended Restated Merger Agreement could negatively impact us.

If the Amended Restated Merger Agreement is terminated, there may be various consequences, including:

•

Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and

•	the market price of our Common Stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed.

The Amended Restated Merger Agreement limits our ability to pursue alternatives to the Merger.

The Amended Restated Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to our business and operations.

The Merger is subject to closing conditions, including certain approvals of GS MMLC’s and our respective stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that GS MMLC stockholders approve the Merger may not be waived under applicable law and must be satisfied for the Merger to be completed. GS MMLC currently expects that all directors and executive officers of GS MMLC will vote their shares of GS MMLC Common Stock in favor of the proposals presented at the special meeting of the GS MMLC stockholders. If GS MMLC stockholders do not approve the Merger and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. The closing condition that our stockholders approve the Merger, the Amended and Restated Charter and the issuance of shares of our Common Stock pursuant to the Amended Restated Merger Agreement (the “Merger Stock Issuance”) may not be waived under applicable law and must be satisfied for the Merger to be completed. In addition, the closing of the Merger is conditioned upon approval of the amendment and restatement of the Investment Management Agreement (as amended, the “New Investment Management Agreement”) by our stockholders. We currently expect that all of our directors and executive officers will vote their shares of our Common Stock in favor of the proposals presented at the special meeting of our stockholders. If our stockholders do not approve each of the Merger, the Amended and Restated Charter, the Merger Stock Issuance and the New Investment Management Agreement and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. In addition to the required approvals of our stockholders, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

We will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on us and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Amended Restated Merger Agreement restricts us from taking actions that we might otherwise consider to be in its best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Merger.

We and GS MMLC may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to our and GS MMLC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and GS MMLC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Amended Restated Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of our stockholders and GS MMLC stockholders, however, cannot be waived.

The shares of our Common Stock to be received by GS MMLC stockholders as a result of the Merger will have substantially the same rights associated with them as shares of GS MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated Charter.

The rights associated with our Common Stock to be received by the GS MMLC stockholders as a result of the Merger are substantially the same as the rights associated with the shares of GS MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated Charter. Under the Amended and Restated Charter, transfer restrictions will be imposed on the Affected Stockholders such that, without the consent of the Board:

•

for 90 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of our Common Stock acquired by the Affected Stockholder in connection with the Amended Restated Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of our Common Stock acquired by the Affected Stockholder in connection with the Amended Restated Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of our Common Stock acquired by the Affected Stockholder in connection with the Amended Restated Merger Agreement.

The market price of our Common Stock after the Merger may be affected by factors different from those affecting our Common Stock currently.

Our and GS MMLC’s businesses differ in some respects and, accordingly, the results of operations of the combined company and the market price of our Common Stock after the Merger may be affected by factors different from those currently affecting our and GS MMLC’s independent results of operations, such as a larger stockholder base.

Accordingly, our historical trading prices and financial results may not be indicative of these matters for the combined company following the Merger.

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

2.1

Amended and Restated Agreement and Plan of Merger, by and among Goldman Sachs BDC, Inc., Goldman Sachs Middle Market Lending Corp., Evergreen Merger Sub Inc., and Goldman Sachs Asset Management, L.P., dated as of June 11, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on June 11, 2020).

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

GOLDMAN SACHS BDC, INC.

Date: August 10, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)