Form 10-Q
period 2020-09-30
Goldman Sachs BDC, Inc.
filed 2020-11-05
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 5, 2020 was 101,534,370.

GOLDMAN SACHS BDC, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended June 30, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;
•	the ability to realize the anticipated benefits of the Merger (as defined below);
•	the effects of disruption on our business from the Merger;
•	the effect that the consummation of the Merger may have on the trading price of our common stock; and
•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,355,181 and $1,338,268)	$1,293,684	$1,298,133
Non-controlled affiliated investments (cost of $105,861 and $83,460)	118,092	82,580
Controlled affiliated investments (cost of $27,705 and $88,119)	19,419	73,539
Investments in affiliated money market fund (cost of $97,232 and $—)	97,232	—
Cash	17,578	9,409
Receivable for investments sold	414	93
Unrealized appreciation on foreign currency forward contracts	—	32
Interest and dividends receivable	9,603	5,702
Deferred financing costs	8,144	4,427
Deferred offering costs	351	276
Other assets	4,935	1,084
Total assets	$1,569,452	$1,475,275
Liabilities
Debt (net of debt issuance costs of $8,459 and $3,680)	$911,685	$769,727
Interest and other debt expenses payable	5,964	2,304
Management fees payable	2,621	3,653
Incentive fees payable	—	1,850
Distribution payable	18,202	18,165
Unrealized depreciation on foreign currency forward contracts	99	—
Directors’ fees payable	136	—
Accrued offering costs	223	28
Accrued expenses and other liabilities	4,099	3,423
Total liabilities	$943,029	$799,150
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 40,448,044 and 40,367,071 shares issued and outstanding as of September 30, 2020 and December 31, 2019)	40	40
Paid-in capital in excess of par	779,516	778,132
Distributable earnings	(151,712)	(100,626)
Allocated income tax expense	(1,421)	(1,421)
TOTAL NET ASSETS	$626,423	$676,125
TOTAL LIABILITIES AND NET ASSETS	$1,569,452	$1,475,275
Net asset value per share	$15.49	$16.75

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$27,907	$34,246	$85,528	$100,528
Payment-in-kind	1,057	284	2,609	760
Other income	1,152	499	1,644	2,020
From non-controlled affiliated investments:
Interest income	656	871	1,744	2,065
Payment-in-kind	265	181	840	926
Dividend income	32	58	75	143
Other income	5	18	51	40
From controlled affiliated investments:
Payment-in-kind	331	594	1,327	1,694
Interest income	48	105	209	168
Dividend income	—	—	—	3,450
Total investment income	$31,453	$36,856	$94,027	$111,794
Expenses:
Interest and other debt expenses	$8,889	$9,896	$26,897	$27,850
Management fees	3,618	3,766	10,901	11,044
Incentive fees	737	2,339	737	6,976
Professional fees	554	735	1,891	2,066
Directors’ fees	139	117	417	344
Other general and administrative expenses	677	572	1,980	1,820
Total expenses	$14,614	$17,425	$42,823	$50,100
Fee waivers	(1,734)	—	(4,544)	—
Net expenses	$12,880	$17,425	$38,279	$50,100
NET INVESTMENT INCOME BEFORE TAXES	$18,573	$19,431	$55,748	$61,694
Income tax expense, including excise tax	$375	$459	$1,191	$1,350
NET INVESTMENT INCOME AFTER TAXES	$18,198	$18,972	$54,557	$60,344
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1	$22	$(6,615)	$(33,270)
Non-controlled affiliated investments	—	(7,217)	(211)	(7,217)
Controlled affiliated investments	(35,984)	12	(40,688)	(661)
Foreign currency forward contracts	29	39	109	91
Foreign currency transactions	34	(12)	16	(28)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	19,884	(9,554)	(21,362)	(3,783)
Non-controlled affiliated investments	1,149	8,833	13,111	11,917
Controlled affiliated investments	30,907	(3,813)	6,294	(2,267)
Foreign currency forward contracts	(132)	57	(131)	90
Foreign currency translations	(1,639)	1,561	(1,694)	1,856
Net realized and unrealized gains (losses)	$14,249	$(10,072)	$(51,171)	$(33,272)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	—	121
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(7)	—	92	52
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$32,440	$8,900	$3,478	$27,245
Weighted average shares outstanding	40,440,982	40,332,542	40,413,082	40,297,158
Net investment income per share (basic and diluted)	$0.45	$0.47	$1.35	$1.50
Earnings per share (basic and diluted)	$0.80	$0.22	$0.09	$0.68

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net assets at beginning of period	$611,496	$693,427	$676,125	$709,892
Increase (decrease) in net assets from operations:
Net investment income	$18,198	$18,972	$54,557	$60,344
Net realized gain (loss)	(35,920)	(7,156)	(47,389)	(41,085)
Net change in unrealized appreciation (depreciation)	50,169	(2,916)	(3,782)	7,813
(Provision) benefit for taxes on realized gain/loss on investments	—	—	—	121
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(7)	—	92	52
Net increase (decrease) in net assets from operations	$32,440	$8,900	$3,478	$27,245
Distributions to stockholders from:
Distributable earnings	$(18,202)	$(18,152)	$(54,564)	$(54,408)
Total distributions to stockholders	$(18,202)	$(18,152)	$(54,564)	$(54,408)
Capital transactions:
Reinvestment of stockholder distributions	$689	$664	$1,384	$2,110
Net increase (decrease) in net assets from capital transactions	$689	$664	$1,384	$2,110
TOTAL INCREASE (DECREASE) IN NET ASSETS	$14,927	$(8,588)	$(49,702)	$(25,053)
Net assets at end of period	$626,423	$684,839	$626,423	$684,839
Distributions declared per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$3,478	$27,245
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(125,418)	(563,475)
Payment-in-kind interest capitalized	(4,326)	(3,059)
Investments in affiliated money market fund, net	(97,232)	—
Proceeds from sales of investments and principal repayments	107,459	476,100
Dissolution of Senior Credit Fund, LLC	—	9,790
Net realized (gain) loss on investments	47,517	41,148
Net change in unrealized (appreciation) depreciation on investments	1,957	(5,867)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	112	(61)
Amortization of premium and accretion of discount, net	(4,133)	(9,348)
Amortization of deferred financing and debt issuance costs	3,157	1,969
Amortization of original issue discount on convertible notes	332	316
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(321)	(47)
(Increase) decrease in interest and dividends receivable	(3,901)	1,944
(Increase) decrease in other assets	(3,851)	(403)
Increase (decrease) in interest and other debt expenses payable	3,660	1,638
Increase (decrease) in management fees payable	(1,032)	332
Increase (decrease) in incentive fees payable	(1,850)	2,339
Increase (decrease) in investments purchased payable	—	10,830
Increase (decrease) in directors’ fees payable	136	109
Increase (decrease) in accrued expenses and other liabilities	676	(1,111)
Net cash provided by (used for) operating activities	$(73,580)	$(9,611)
Cash flows from financing activities:
Offering costs paid	$(127)	$(46)
Distributions paid	(53,143)	(52,248)
Deferred financing and debt issuance costs paid	(11,737)	(494)
Borrowings on debt	555,413	457,917
Repayments of debt	(408,676)	(390,500)
Net cash provided by (used for) financing activities	$81,730	$14,629
Net increase (decrease) in cash	8,150	5,018
Effect of foreign exchange rate changes on cash and cash equivalents	19	(29)
Cash, beginning of period	9,409	6,113
Cash, end of period	$17,578	$11,102
Supplemental and non-cash activities
Interest expense paid	$18,990	$23,231
Accrued but unpaid excise tax expense	$1,399	$1,510
Accrued but unpaid distributions	$18,202	$18,152
Reinvestment of stockholder distributions	$1,384	$2,110
Non-cash purchases of investments	$(63,499)	$(262,085)
Non-cash sales of investments	$63,499	$271,864

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt # - 172.49%
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$14,556	$14,419	$14,228
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%; 1.00% Floor	08/10/2024	8,774	8,769	7,897
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.00%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,989	10,424
Acquia, Inc.(1) (2)	Software	8.00%	L + 7.00%; 1.00% Floor	10/31/2025	12,364	12,147	11,993
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,322	(22)	(40)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK; 1.00% Floor	12/20/2024	4,657	4,634	3,865
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK; 1.00% Floor	12/20/2024	287	285	238
Apptio, Inc.(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,198	32,212
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(32)	(33)
Associations, Inc.(1) (2)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,858	13,744	13,303
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.23%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	3,033	2,965	2,868
Associations, Inc.(1) (2)	Real Estate Management & Development	7.00%	L + 6.00%; 1.00% Floor	07/30/2024	587	582	563
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK); 1.00% Floor	12/31/2023	7,218	7,208	6,352
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK); 1.00% Floor	12/31/2023	459	457	404
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%; 1.00% Floor	09/11/2023	7,150	7,102	5,363
Barbri, Inc.	Diversified Consumer Services	5.33%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,225	5,681
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/19/2025	6,162	6,110	5,916
Brillio, LLC(1) (2)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	4,464	4,429	4,363
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	1,510	755	721
Bullhorn, Inc.(2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	09/30/2026	10,912	10,717	10,748
Bullhorn, Inc.(2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	09/30/2026	226	222	223
Bullhorn, Inc.(2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	09/30/2026	180	177	178
Bullhorn, Inc.(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	09/30/2026	500	(9)	(7)
Bullhorn, Inc.(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	09/30/2026	545	(10)	(8)
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,403	12,235
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	11,175	10,986	10,896
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,859	1,835
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	1,569	(17)	(39)
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	07/01/2024	4,761	4,723	4,595
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	07/01/2024	1,418	1,407	1,368
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	6,948	6,825	6,739
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	2,925	2,872	2,837
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	880	(15)	(26)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,806	8,633
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	6,602	6,518	6,404
ConnectWise, LLC(1) (2)	IT Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2025	13,464	13,231	13,329
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,036	(17)	(10)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.00%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,852	18,020
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.00%	L + 7.50%; 1.50% Floor	08/30/2024	6,220	6,113	5,287
CorePower Yoga LLC(2)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK); 1.00% Floor	05/14/2025	9,665	9,541	8,215
CorePower Yoga LLC(2) (3)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK); 1.00% Floor	05/14/2025	678	127	34
CST Buyer Company (dba Intoxalock)(1) (2)	Diversified Consumer Services	6.25%	L + 5.25%; 1.00% Floor	10/03/2025	11,430	11,304	11,430
CST Buyer Company (dba Intoxalock)(1) (2) (3)	Diversified Consumer Services		L + 5.25%; 1.00% Floor	10/03/2025	876	(9)	—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/30/2022	$3,776	$3,766	$3,738
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/30/2022	3,569	3,560	3,533
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/30/2022	1,079	537	529
Diligent Corporation(2)	Professional Services	7.25%	L + 6.25%; 1.00% Floor	08/04/2025	€15,895	18,147	18,170
Diligent Corporation(2)	Professional Services	7.25%	L + 6.25%; 1.00% Floor	08/04/2025	10,269	10,124	10,012
Diligent Corporation(2) (3)	Professional Services		L + 6.25%; 1.00% Floor	08/04/2025	1,300	(25)	(33)
DocuTAP, Inc.(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	23,912	23,431	23,255
E2open, LLC(2)	Software	6.75%	L + 5.75%; 1.00% Floor	11/26/2024	16,137	16,007	15,492
Elemica Parent, Inc.(1) (2)	Chemicals	5.73%	L + 5.50%	09/18/2025	2,884	2,822	2,682
Elemica Parent, Inc.(1) (2) (3)	Chemicals	5.72%	L + 5.50%	09/18/2025	380	281	262
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	560	(6)	(39)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.25%	L + 6.25%; 1.00% Floor	09/25/2024	21,922	21,647	21,265
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(14)	(39)
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	4,278	4,221	4,160
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	915	903	890
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	1,830	(12)	(50)
Fenergo Finance 3 Limited(1) (2) (4)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	09/05/2024	€17,800	20,431	20,609
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	1,182	(14)	(15)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	€1,500	(20)	(22)
Foundation Software(2)	Construction & Engineering	10.25%	P + 7.00%; 2.00% Floor	08/31/2027	428	418	418
Foundation Software(2) (3)	Construction & Engineering		P + 7.00%; 2.00% Floor	08/31/2026	61	(2)	(2)
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	22	—	(1)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	4,406	4,347	4,252
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	880	869	850
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	557	549	537
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	587	(7)	(21)
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.02%	L + 6.00%; 1.00% Floor	09/04/2024	9,679	9,542	9,268
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.00%	L + 6.00%; 1.00% Floor	09/04/2024	5,046	4,973	4,831
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.01%	L + 6.00%; 1.00% Floor	09/04/2024	4,843	4,783	4,637
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,000	(24)	(85)
GH Holding Company (dba Grace Hill)(1)	Real Estate Management & Development	4.65%	L + 4.50%	02/28/2023	7,313	7,294	7,166
GI Revelation Acquisition LLC (dba Consilio)	IT Services	5.15%	L + 5.00%	04/16/2025	4,646	4,630	4,460
GK Holdings, Inc. (dba Global Knowledge)	IT Services	9.00%	L + 8.00%; 1.00% Floor	01/20/2021	8,482	8,479	4,510
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.16%	L + 5.00%	05/15/2026	7,624	7,495	6,423
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	18,305	17,971	17,984
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	2,441	139	140
Granicus, Inc.(2)	Software	8.00%	L + 7.00%; 1.00% Floor	08/21/2026	9,260	9,032	9,029
Granicus, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	08/21/2026	634	(16)	(16)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%; 1.00% Floor	06/30/2025	6,441	6,393	5,797

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	$23,157	$22,869	$21,478
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure		L + 6.75%; 1.00% Floor	07/09/2025	1,883	(23)	(136)
Hygiena Borrower LLC	Life Sciences Tools & Services	5.00%	L + 4.00%; 1.00% Floor	08/26/2022	12,069	12,006	11,828
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(8)	(26)
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,470	29,372
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,419	5,409
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(25)	(33)
Infinity Sales Group(1)	Media	11.50%	L + 10.50%; 1.00% Floor	11/23/2022	25,579	25,579	25,898
Instructure Holdings(1) (2)	Diversified Consumer Services	8.00%	L + 7.00%; 1.00% Floor	03/24/2026	25,734	25,435	25,477
Instructure Holdings(1) (2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	2,000	(23)	(20)
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	25,898	25,548	24,927
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(21)	(68)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.50%	L + 5.50%; 1.00% Floor	04/02/2025	22,041	21,607	21,600
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	1,800	(34)	(36)
Iracore International Holdings, Inc.^ (1)	Energy Equipment & Services	10.00%	L + 9.00%; 1.00% Floor	04/12/2021	2,917	2,917	2,910
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%; 1.00% Floor	05/08/2024	6,641	6,569	4,476
Kawa Solar Holdings Limited^ (1) (4) (5)	Construction & Engineering			12/31/2020	3,917	3,603	3,181
Kawa Solar Holdings Limited^ (1) (4) (5)	Construction & Engineering			12/31/2020	5,201	2,683	—
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,519	37,310
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.21%	L + 8.00%; 1.00% Floor	10/03/2022	2,684	420	333
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.00%	L + 5.00%; 1.00% Floor	03/26/2025	15,776	15,525	15,776
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	993	—	—
MedeAnalytics, Inc.(2) (3)	Health Care Technology		L + 6.50%; 1.00% Floor	10/09/2026	479	—	—
Mervin Manufacturing, Inc.(1)	Leisure Products	8.50%	L + 7.50%; 1.00% Floor	09/30/2022	10,832	10,830	10,236
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	20,556	20,244	20,248
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	3,188	1,867	1,865
MRI Software LLC	Real Estate Management & Development	6.50%	L + 5.50%; 1.00% Floor	02/10/2026	8,806	8,728	8,498
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	354	(5)	(12)
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	622	(6)	(22)
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.75%	L + 7.75%; 1.00% Floor	03/22/2024	8,449	8,354	8,175
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.75%	L + 7.75%; 1.00% Floor	03/22/2024	3,960	3,895	3,831
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.75%	L + 7.75%; 1.00% Floor	03/22/2024	797	785	771
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	654	(4)	(21)
Output Services Group, Inc.	Diversified Consumer Services	4.69%	L + 4.50%; 1.00% Floor	03/27/2024	3,912	3,900	2,803
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.15%	L + 4.00%	06/11/2023	3,214	3,209	3,053
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.15%	L + 4.00%	06/11/2023	1,746	1,744	1,659
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.15%	L + 4.00%	06/11/2023	1,716	1,710	1,630
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	4.15%	L + 4.00%	06/11/2023	923	921	877
Picture Head Midco LLC(1) (2)	Entertainment	8.25%	L + 7.25% (incl. 0.5% PIK); 1.00% Floor	08/31/2023	18,437	18,132	16,778

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	7.25%	L + 6.25%; 1.00% Floor	04/22/2025	$22,780	$22,415	$21,983
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(48)	(110)
Power Stop, LLC(2)	Auto Components	4.65%	L + 4.50%	10/19/2025	7,467	7,453	7,094
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	01/02/2025	11,682	11,531	11,156
Professional Physical Therapy(1)	Health Care Providers & Services	9.58%	L + 8.50% (incl. 2.50% PIK); 1.00% Floor	12/16/2022	5,857	5,328	5,155
Project Eagle Holdings, LLC(2)	Aerospace & Defense	9.25%	L + 8.25%; 1.00% Floor	07/06/2026	452	441	441
Project Eagle Holdings, LLC(2) (3)	Aerospace & Defense		L + 8.25%; 1.00% Floor	07/06/2026	38	(1)	(1)
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.50%	L + 5.50%; 1.00% Floor	10/15/2025	11,672	11,621	10,796
Purfoods, LLC(2)	Health Care Providers & Services	7.25%	L + 6.25%; 1.00% Floor	08/12/2026	300	293	293
Purfoods, LLC(2) (3)	Health Care Providers & Services		L + 6.25%; 1.00% Floor	08/12/2026	200	(2)	(3)
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.50%	L + 4.50%; 1.00% Floor	06/21/2025	8,930	8,893	8,595
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 4.50%; 1.00% Floor	06/21/2025	1,644	(7)	(62)
Selectquote, Inc.(2)	Insurance	7.00%	L + 6.00%; 1.00% Floor	11/05/2024	8,182	8,044	8,182
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	10.75%	L + 9.75%; 1.00% Floor	07/13/2022	18,640	18,342	16,822
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.00%	L + 8.00%; 1.00% Floor	12/18/2020	5,966	5,943	5,921
Shopatron, LLC (dba Kibo)(1) (2) (6)	Internet & Direct Marketing Retail	9.00%	L + 8.00%; 1.00% Floor	12/18/2020	1,839	1,843	1,833
SMS Systems Maintenance Services, Inc.	IT Services	6.00%	L + 5.00%; 1.00% Floor	10/30/2023	3,239	3,231	2,537
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	10,613	10,475	9,339
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.84%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	770	760	677
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.97%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	386	384	340
Syntellis Performance Solutions, LLC(1) (2)	Health Care Technology	9.00%	L + 8.00%; 1.00% Floor	08/02/2027	419	407	407
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.25%	L + 5.25%; 1.00% Floor	08/15/2025	10,850	10,713	10,470
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	1,857	(23)	(65)
Tronair Parent Inc.	Air Freight & Logistics	5.75%	L + 4.75%; 1.00% Floor	09/08/2023	6,720	6,689	5,242
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.00%	L + 6.00%; 1.00% Floor	05/17/2021	6,288	6,277	5,722
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	9.00%	L + 8.00%; 1.00% Floor	08/13/2021	29,411	29,303	28,823
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	12,892	12,701	12,247
Villa Bidco Inc (dba Authority Brands)(1) (2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	10,730	10,512	10,516
Villa Bidco Inc (dba Authority Brands)(1) (2) (3)	Diversified Consumer Services	8.00%	P + 4.75%; 2.00% Floor	03/21/2025	865	102	102
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	18,550	18,395	18,411
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2022	882	(6)	(7)
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,026	9,784
WebPT, Inc.(1) (2) (3)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	1,062	514	488
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(10)	(51)
Wine.com, LLC(1) (2)	Beverages	8.00%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,305	6,384
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	7.00%	L + 6.00%; 1.00% Floor	06/13/2025	31,694	31,174	31,377
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.00%; 1.00% Floor	06/13/2025	3,169	(50)	(32)
WorkForce Software, LLC(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	07/31/2025	8,779	8,632	8,560
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(12)	(19)
Wrike, Inc.(1) (2)	Professional Services	7.75%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,341	22,704
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(23)	—
Xactly Corporation(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,925	26,698
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(13)	(30)
Yasso, Inc.(1) (2)	Food Products	8.75%	L + 7.75%; 1.00% Floor	03/23/2022	7,960	7,905	7,960
Total 1st Lien/Senior Secured Debt						1,121,283	1,080,514

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (7) - 5.58%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	$11,900	$11,656	$11,603
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	624	612	609
RugsUSA, LLC(1) (2)	Household Products	7.00%	L + 6.00%; 1.00% Floor	04/30/2023	5,829	5,796	5,799
Smarsh, Inc.(1) (2)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	17,135	17,090	16,964
Total 1st Lien/Last-Out Unitranche						35,154	34,975

2nd Lien/Senior Secured Debt - 34.88%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	9.50%	L + 8.50%; 1.00% Floor	09/25/2023	$5,738	$5,660	$5,279
ASC Acquisition Holdings, LLC^ (1)	Distributors	7.00%	L + 7.00% PIK	11/14/2025	8,321	7,754	7,364
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	8.25%	L + 8.00% PIK	11/20/2022	13,024	12,820	12,763
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,484	19,107
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	7.80%	L + 7.50%	07/31/2025	7,000	6,868	6,335
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	7.80%	L + 7.50%	07/31/2025	1,800	1,763	1,629
GK Holdings, Inc. (dba Global Knowledge)(8)	IT Services		L + 12.25%; 1.00% Floor	01/20/2022	3,000	2,977	750
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,837	1,795
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	97	96	94
ICP Industrial, Inc.(1) (2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,080	19,686
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	—
Market Track, LLC(1) (2)	Media	8.75%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,751	21,201
MPI Engineered Technologies, LLC(1)	Auto Components	12.00% PIK	12.00% PIK	07/15/2025	13,580	13,580	12,154
MPI Products LLC(1) (5)	Auto Components			07/15/2025	7,412	—	—
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,730	18,288
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.00%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,416	15,539
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.00%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,174	39,062
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.00%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,225	5,135
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	8.75%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,905	13,712
Zep Inc.(2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,381	18,594
Total 2nd Lien/Senior Secured Debt						247,403	218,487

Unsecured Debt - 1.15%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	$4,327	$4,327	$4,327
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,888	1,888	1,888
Conergy Asia & ME Pte. LTD.^ (1) (4) (5)	Construction & Engineering			06/30/2021	1,266	1,119	996
Total Unsecured Debt						7,334	7,211

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

Investment *	Industry	Interest Rate	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 6.57%
Accuity Delivery Systems, LLC^ (1) (2) (5) (9)	Health Care Providers & Services		97,130	$3,200	$6,313
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (5) (9)	Aerospace & Defense		1,108,333	10,186	30,125
Conergy Asia Holdings, Ltd.^ (1) (4) (5) (9)	Construction & Engineering		600,000	600	—
Exostar LLC - Class A(2) (5) (9)	Aerospace & Defense		10	10	10
Foundation Software(2) (5) (9)	Construction & Engineering		11	11	11
Kawa Solar Holdings Limited^ (1) (4) (8) (9)	Construction & Engineering	8.00% PIK	67,147	778	—
Wine.com, LLC(1) (2) (5) (9)	Beverages		221,072	1,900	4,685
Total Preferred Stock				16,685	41,144

Common Stock - 7.61%
ASC Acquisition Holdings, LLC^ (1) (5) (9)	Distributors		37,500	$125	$209
ASC Acquisition Holdings, LLC^ (1) (5) (9)	Distributors		83,333	13,745	10,083
Bolttech Mannings, Inc.^^ (1) (5) (9)	Commercial Services & Supplies		309,142	14,885	6,656
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (5) (9)	Aerospace & Defense		453,383	2,393	12,314
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (2) (9)	Health Care Providers & Services		8,464	1,141	1,349
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (4) (5) (9)	Health Care Providers & Services		7,988	159	270
Conergy Asia Holdings, Ltd.^ (1) (4) (5) (9)	Construction & Engineering		2,000	4,700	—
Country Fresh Holding Company Inc.(1) (2) (5) (9)	Food Products		671	839	41
Elah Holdings, Inc.^ (1) (2) (5) (9)	Capital Markets		46,214	2,234	2,234
Exostar LLC - Class B(2) (5) (9)	Aerospace & Defense		15,704	—	—
Foundation Software - Class B(2) (5) (9)	Construction & Engineering		5,913	—	—
Iracore International Holdings, Inc.^ (1) (5) (9)	Energy Equipment & Services		28,898	7,003	7,824
Jill Acquisition LLC (dba J. Jill)(5)(9)	Specialty Retail		94,346	56	51
Kawa Solar Holdings Limited^ (1) (4) (5) (9)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(1) (2) (5) (9)	Health Care Providers & Services		600	600	358
Prairie Provident Resources, Inc.^^^ (4) (5)	Oil, Gas & Consumable Fuels		3,579,988	9,237	40
Wrike, Inc.(1) (2) (5) (9)	Professional Services		3,484,784	2,165	5,645
Yasso, Inc.(1) (2) (5) (9)	Food Products		850	850	586
Total Common Stock				60,132	47,660

Warrants - 0.19%
ASC Acquisition Holdings, LLC^ (1) (9) (10)	Distributors		1	$756	$1,204
Total Warrants				756	1,204

Investments in Affiliated Money Market Fund - 15.52%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^ (11)			97,231,683	$97,232	$97,232
Total Investments in Affiliated Money Market Fund				97,232	97,232

TOTAL INVESTMENTS - 243.99%				$1,585,979	$1,528,427

LIABILITIES IN EXCESS OF OTHER ASSETS - (143.99%)					$(902,004)
NET ASSETS - 100.00%					$626,423

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except share and per share amounts) (continued)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.36%, 0.26%, 0.23%, 0.19%, 0.15% and 0.10%, respectively. As of September 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2020.

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

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company. See Note 3 "Significant Agreements and Related Party Transactions".
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
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

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020 the aggregate fair value of these securities is $56,404 or 3.59% of the Company's total assets.

(5)	Non-income producing security.
(6)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".
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

(8)	The investment is on non-accrual status as of September 30, 2020.
(9)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $89,968 or 14.36% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
ASC Acquisition Holdings, LLC - Warrants	08/14/2020
ASC Acquisition Holdings, LLC - Common Stock	08/14/2020
ASC Acquisition Holdings, LLC - Common Stock	08/14/2020
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Bolttech Mannings, Inc. - Common Stock	12/22/2017
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Preferred Stock	07/01/2016
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Common Stock	07/01/2016
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Conergy Asia Holdings, Ltd. - Common Stock	07/31/2017
Conergy Asia Holdings, Ltd. - Preferred Stock	08/23/2017
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
Exostar LLC - Class A - Preferred Stock	07/06/2020
Exostar LLC - Class B - Common Stock	07/06/2020
Foundation Software - Preferred Stock	08/31/2020
Foundation Software - Class B - Common Stock	08/31/2020
Iracore International Holdings, Inc. - Common Stock	04/13/2017
Jill Acquisition LLC (dba J. Jill) - Common Stock	09/30/2020
Kawa Solar Holdings Limited - Common Stock	08/17/2016
Kawa Solar Holdings Limited - Preferred Stock	10/25/2016
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017
(10)	Right to purchase up to $8,851 of 1st Lien Senior Secured Debt, $7,483 of 2nd Lien Senior Secured Debt and 68,796 shares of Class A Units, which expires November 2021.
(11)	The annualized seven-day yield as of September 30, 2020 is 0.00%.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 536	EUR 479	10/05/2020	$(25)
Bank of America, N.A.	USD 528	EUR 468	01/05/2021	(23)
Bank of America, N.A.	USD 517	EUR 457	04/06/2021	(21)
Bank of America, N.A.	USD 517	EUR 455	07/06/2021	(20)
Bank of America, N.A.	USD 294	EUR 258	10/05/2021	(10)
				$(99)

Currency Abbreviations: EUR - Euro; USD - U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt – 159.83%# *
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	7.65%	L + 5.75%; 1.00% Floor	06/16/2023	$14,773	$14,647	$14,626
A Place For Mom, Inc.	Diversified Consumer Services	5.55%	L + 3.75%; 1.00% Floor	08/10/2024	8,842	8,835	8,621
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.75%	L + 7.00%; 1.00% Floor	06/13/2023	10,170	9,945	10,094
Acquia, Inc.(2)	Software	8.91%	L + 7.00%; 1.00% Floor	10/31/2025	12,364	12,122	12,117
Acquia, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,322	(26)	(26)
Animal Supply Holdings, LLC^^ (1) (4)	Distributors	11.93%	L + 10.00% (incl. 2.50% PIK); 1.50% Floor	02/22/2022	3,879	3,845	3,821
Ansira Partners, Inc.	Professional Services	7.55%	L + 5.75%; 1.00% Floor	12/20/2022	4,578	4,552	4,441
Ansira Partners, Inc.(3)	Professional Services	7.51%	L + 5.75%; 1.00% Floor	12/20/2022	281	184	177
Apptio, Inc.(1) (2)	IT Services	8.96%	L + 7.25%; 1.00% Floor	01/10/2025	32,702	32,126	32,130
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	2,225	(37)	(39)
Associations, Inc.(1) (2)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	13,546	13,413	13,411
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	2,981	2,040	2,039
Associations, Inc.(1) (2) (3)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	587	(6)	(6)
ATX Networks Corp.	Communications Equipment	8.94%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	7,285	7,263	6,702
ATX Networks Corp.	Communications Equipment	8.94%	L + 7.00% (incl. 1.00% PIK); 1.00% Floor	06/11/2021	463	458	426
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.80%	L + 5.00%; 1.00% Floor	09/11/2023	7,150	7,091	6,793
Barbri, Inc.	Diversified Consumer Services	6.46%	L + 4.25%; 1.00% Floor	12/01/2023	6,243	6,222	6,118
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.55%	L + 5.75%; 1.00% Floor	08/19/2025	6,209	6,150	6,147
Brillio, LLC(1) (2)	IT Services	6.55%	L + 4.75%; 1.00% Floor	02/06/2025	4,497	4,458	4,452
Brillio, LLC(1) (2) (3)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	1,510	—	(15)
Bullhorn, Inc. (1) (2)	Professional Services	7.44%	L + 5.50%; 1.00% Floor	10/01/2025	10,995	10,835	10,830
Bullhorn, Inc.(1) (2) (3)	Professional Services	7.46%	L + 5.50%; 1.00% Floor	10/01/2025	909	169	168
Bullhorn, Inc.(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	10/01/2025	545	(8)	(8)
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	12,549	12,367	12,329
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	1,882	1,853	1,849
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.98%	L + 7.50%; 1.00% Floor	05/15/2023	1,569	606	600
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	4,797	4,752	4,749
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,418	(13)	(14)
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.66%	L + 5.75%; 1.00% Floor	11/14/2025	7,000	6,862	6,860
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	880	(17)	(18)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	2,940	(29)	(29)
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	7,471	7,351	7,322
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	4,943	4,862	4,844
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%; 1.00% Floor	03/28/2025	8,900	8,793	8,744
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%	03/28/2025	6,602	6,507	6,486
ConnectWise, LLC(2)	IT Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2025	13,566	13,299	13,397
ConnectWise, LLC(2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,036	(20)	(13)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	21,200	20,799	20,776
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	6,220	(58)	(124)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	8,315	8,201	8,191
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	678	(9)	(10)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	1,807	(24)	(27)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	7.55%	L + 5.75%; 1.00% Floor	10/03/2025	$12,342	$12,188	$12,342
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services		L + 5.75%; 1.00% Floor	10/03/2025	876	(11)	—
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	3,805	3,791	3,786
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	3,599	3,586	3,581
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	9.00%	P + 4.25%; 1.00% Floor	06/30/2022	1,079	104	102
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€16,016	18,378	17,786
Diligent Corporation(1) (2)	Professional Services	7.58%	L + 5.50%; 1.00% Floor	04/14/2022	3,831	3,797	3,792
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	1,475	1,462	1,461
Diligent Corporation(1) (2) (3)	Professional Services	7.48%	L + 5.50%; 1.00% Floor	04/14/2022	1,300	1,123	1,131
Diligent Corporation(1) (2)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	507	502	501
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	245	243	243
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	4,268	(37)	(43)
DiscoverOrg, LLC(2)	Software	6.30%	L + 4.50%	02/02/2026	16,079	15,934	16,119
DocuTAP, Inc.(1) (2)	Health Care Technology	7.30%	L + 5.50% 1.00% Floor	05/12/2025	24,093	23,543	24,093
E2open, LLC(1) (2)	Software	7.66%	L + 5.75%; 1.00% Floor	11/26/2024	16,259	16,109	16,097
Elemica Parent, Inc.(1) (2)	Chemicals	7.40%	L + 5.50%	09/18/2025	2,906	2,836	2,833
Elemica Parent, Inc.(1) (2) (3)	Chemicals	7.40%	L + 5.50%	09/18/2025	380	118	118
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	560	(7)	(14)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	8.20%	L + 6.25%; 1.00% Floor	09/25/2024	22,084	21,764	19,876
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,300	(17)	(130)
Eptam Plastics, Ltd.(2)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	4,300	4,236	4,235
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	915	215	215
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	1,830	(14)	(14)
Fenergo Finance 3 Limited(1) (2) (5)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€17,800	20,391	19,816
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,182	(16)	(9)
Fenergo Finance 3 Limited(1) (2) (3) (5)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€1,500	(24)	(13)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	4,449	4,375	4,405
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	889	875	880
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	562	553	556
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	587	490	493
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.45%	L + 5.50%; 1.00% Floor	09/04/2024	12,630	12,422	12,440
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.43%	L + 5.50%; 1.00% Floor	09/04/2024	5,079	4,994	5,003
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.40%	L + 5.50%; 1.00% Floor	09/04/2024	4,876	4,057	4,048
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,000	(30)	(30)
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	5,100	(42)	(77)
GH Holding Company (dba Grace Hill)(1)	Real Estate Management & Development	6.30%	L + 4.50%	02/28/2023	7,388	7,363	7,351
GI Revelation Acquisition LLC (dba Consilio)	IT Services	6.80%	L + 5.00%	04/16/2025	4,682	4,663	4,398
GK Holdings, Inc. (dba Global Knowledge)	IT Services	7.94%	L + 6.00%; 1.00% Floor	01/20/2021	8,550	8,537	6,412
GlobalTranz Enterprises, Inc.(2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	7,681	7,538	6,990
GlobalTranz Enterprises, Inc.(2) (3)	Road & Rail		L + 5.00%	05/15/2026	1,992	—	(179)
Granicus, Inc.(2)	Software	6.69%	L + 4.75%; 1.00% Floor	09/07/2022	9,947	9,866	9,847

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.30%	L + 4.50%; 1.00% Floor	06/30/2025	$8,491	$8,419	$8,278
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.71%	L + 6.75%; 1.00% Floor	07/09/2025	23,157	22,723	22,694
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	8.54%	L + 6.75%; 1.00% Floor	07/09/2025	1,883	248	245
Hygiena Borrower LLC	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	12,521	12,432	12,271
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	715	(3)	(14)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,313	(11)	(26)
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	29,895	29,403	29,372
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	5,506	5,405	5,409
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	1,868	(29)	(33)
Infinity Sales Group(1)	Media	12.45%	L + 10.50%; 1.00% Floor	11/23/2022	25,579	25,579	27,625
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	25,653	25,244	25,269
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	1,815	(26)	(27)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	22,208	21,710	21,875
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	1,800	(39)	(27)
Iracore International Holdings, Inc.^ (1)	Energy Equipment & Services	10.88%	L + 9.00%; 1.00% Floor	04/12/2021	2,917	2,917	2,917
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.93%	L + 5.00%; 1.00% Floor	05/08/2022	6,841	6,817	5,575
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	3,917	3,575	3,502
Kawa Solar Holdings Limited^ (1) (5) (6)	Construction & Engineering			05/26/2020	5,201	2,683	–
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	38,966	38,373	38,381
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	2,684	(37)	(40)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	15,896	15,607	15,618
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	993	—	(17)
Mervin Manufacturing, Inc.(1)	Leisure Products	9.30%	L + 7.50%; 1.00% Floor	09/30/2022	10,886	10,885	10,668
Midwest Transport, Inc.(1) (2)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	11,906	11,812	11,787
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	20,713	20,350	20,351
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	3,188	840	837
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	3,990	3,913	3,940
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	8,514	8,401	8,408
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	654	(6)	(8)
Output Services Group, Inc.	Diversified Consumer Services	6.30%	L + 4.50%; 1.00% Floor	03/27/2024	3,942	3,928	3,262
Output Services Group, Inc.(3)	Diversified Consumer Services		L + 4.25%; 1.00% Floor	03/27/2024	24	–	(4)
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	4,771	4,730	4,723
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	1,686	1,671	1,669
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	3,238	3,233	3,222
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	1,760	1,756	1,751
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	1,729	1,721	1,720

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	$930	$928	$925
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,140	18,160
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	8.15%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,366	22,324
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(56)	(63)
Power Stop, LLC(2)	Auto Components	6.44%	L + 4.50%	10/19/2025	7,524	7,508	7,449
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	11,771	11,596	11,594
Professional Physical Therapy(1)	Health Care Providers & Services	8.44%	L + 6.75% (incl. 0.75% PIK); 1.00% Floor	12/16/2022	5,826	5,121	4,952
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	11,760	11,702	11,701
Regulatory DataCorp, Inc.	Diversified Financial Services	6.44%	L + 4.50%; 1.00% Floor	09/21/2022	2,456	2,456	2,407
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	8,998	8,956	8,908
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,644	(7)	(16)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	10,700	10,492	10,486
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	18,993	18,576	18,280
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	6,011	5,909	5,921
Shopatron, LLC (dba Kibo)(1) (2) (4)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	1,853	1,834	1,825
SMS Systems Maintenance Services, Inc.	IT Services	6.80%	L + 5.00%; 1.00% Floor	10/30/2023	7,275	7,252	5,602
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,170	9,996
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	743	723
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	381	378	369
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	13,432	13,241	13,197
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	1,857	67	60
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	4,643	(37)	(81)
Tronair Parent Inc.	Air Freight & Logistics	6.66%	L + 4.75%; 1.00% Floor	09/08/2023	6,790	6,751	6,111
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.80%	L + 5.00%; 1.00% Floor	05/17/2021	6,305	6,283	5,801
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	10.44%	L + 8.50%; 1.00% Floor	08/13/2021	29,644	29,445	29,051
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	12,989	12,773	12,860
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	18,690	18,493	18,549
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	882	479	481
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,000	9,988
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,062	(20)	(21)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(12)	(26)
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,291	6,272
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (5)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,106	31,060
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(58)	(63)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	8,735	8,570	8,560
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(14)	(15)
Wrike, Inc.(1) (2)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,289	22,250
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(27)	(32)
Xactly Corporation(1) (2)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,832	26,834
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(18)	(21)
Yasso, Inc.(1) (2)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	8,028	7,948	7,767
Total 1st Lien/Senior Secured Debt						1,094,885	1,080,670
1st Lien/Last-Out Unitranche (7) – 5.22%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	$ 11,900	$11,611	$11,602
Doxim, Inc.(1) (2)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	624	609	609
RugsUSA, LLC(1) (2)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,798	5,796
Smarsh, Inc.(1) (2)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	17,401	17,289	17,271
Total 1st Lien/Last-Out Unitranche						35,307	35,278

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
2nd Lien/Senior Secured Debt – 34.61%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	$5,738	$5,644	$5,637
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	9.91%	L + 8.00% PIK	11/19/2021	23,453	23,453	22,515
DiscoverOrg, LLC(2)	Software	10.19%	L + 8.50%	02/01/2027	10,000	9,861	10,000
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,448	19,454
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	7,000	6,851	6,825
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(18)	(45)
GK Holdings, Inc. (dba Global Knowledge)	IT Services	12.19%	L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,977	2,100
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,832	1,827
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	680	91	85
ICP Industrial, Inc.(1) (2)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,026	19,992
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	2,500
Market Track, LLC(1) (2)	Media	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,695	21,368
MPI Products LLC(1) (4) (8)	Auto Components		L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,090	12,700
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,678	18,384
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,381	18,067
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,107	40,937
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,222	4,925
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,868	14,854
Zep Inc.(2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,332	11,900
Total 2nd Lien/Senior Secured Debt						263,440	234,025
Unsecured Debt – 1.10%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	$ 4,417	$ 4,417	$ 4,417
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,928	1,928	1,928
Conergy Asia & ME Pte. LTD.^ (1) (5)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064
Total Unsecured Debt						7,409	7,409

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock – 7.21%
Accuity Delivery Systems, LLC^ (1) (2) (6) (9)	Health Care Providers & Services		$97,130	$3,200	$5,119
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		250,000	25,000	23,100
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		1,108,333	10,186	18,476
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		600,000	600	—
Kawa Solar Holdings Limited^ (1) (5) (8) (9)	Construction & Engineering	8.00%	63,260	778	—
Wine.com, LLC(1) (2) (6) (9)	Beverages		221,072	1,900	2,067
Total Preferred Stock				41,664	48,762
Common Stock – 7.12%
Animal Supply Holdings, LLC^^ (1) (6) (9)	Distributors		406,226	29,230	23,764
Bolttech Mannings, Inc.^^ (1) (6) (9)	Commercial Services & Supplies		8,000	6,591	339
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1) (6) (9)	Aerospace & Defense		453,383	2,393	7,427
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B^^^ (1) (2) (9)	Health Care Providers & Services		8,464	1,141	1,617
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units^^^ (1) (2) (5) (6) (9)	Health Care Providers & Services		7,988	159	464
Conergy Asia Holdings, Ltd.^ (1) (5) (6) (9)	Construction & Engineering		2,000	4,700	—
Country Fresh Holding Company Inc.(1) (2) (6) (9)	Food Products		671	839	582
Elah Holdings, Inc.^ (1) (2) (6) (9)	Capital Markets		46,214	2,234	2,234
Iracore International Holdings, Inc.^ (1) (6) (9)	Energy Equipment & Services		28,898	7,003	7,967
Kawa Solar Holdings Limited^ (1) (5) (6) (9)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(1) (2) (6) (9)	Health Care Providers & Services		600	600	120
Prairie Provident Resources, Inc.^^^ (5) (6)	Oil, Gas & Consumable Fuels		3,579,988	9,237	124
Wrike, Inc.(1) (2) (6) (9)	Professional Services		3,484,784	2,165	3,004
Yasso, Inc.(1) (2) (6) (9)	Food Products		850	850	466
Total Common Stock				67,142	48,108
TOTAL INVESTMENTS – 215.09%				$ 1,509,847	$ 1,454,252
LIABILITIES IN EXCESS OF OTHER ASSETS – (115.09%)					$(778,127)
NET ASSETS – 100.00%					$676,125

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

On March 23, 2015, the Company completed its initial public offering and the Company’s common stock began trading on the New York Stock Exchange under the symbol “GSBD.”

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies. The Company also has formed a wholly owned subsidiary, which is structured as a Delaware corporation, to effect the Merger (as defined below).

The Merger with Goldman Sachs Middle Market Lending Corp.

On October 12, 2020, the Company completed its previously announced merger with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020.  In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020.  As a result of the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. For further information, see Note 12 “Subsequent Events.”

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC (formerly known as My-On BDC Blocker, LLC), GSBD Blocker II, LLC, GSBD Wine I, LLC and GSBD Blocker III LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Prepayment premiums	$464	$—	$564	$1,714
Accelerated amortization of upfront loan origination fees and unamortized discounts	$173	$1,227	$779	$3,924

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2020, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 0.9% and 0.1% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value. As of December 31, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 2.0% and 1.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value.

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

Money Market Funds

Investments in money market funds are valued at NAV per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2020 and December 31, 2019, the Company held an aggregate cash balance of $17,578 and $9,409. Foreign currency of $1,101 and $1,003 (acquisition cost of $1,071 and $991) is included in cash as of September 30, 2020 and December 31, 2019.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2020, the Company accrued excise taxes of $389 and $1,205. As of September 30, 2020, $1,399 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2019, the Company accrued excise taxes of $458 and $1,346.

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

Deferred Offering Costs

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. Deferred offering costs are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2020, Management Fees amounted to $3,618 and $10,901. The Investment Adviser has voluntarily agreed to permanently waive $997 and $3,807 of Management Fees for the three and nine months ended September 30, 2020. As of September 30, 2020, $2,621 remained payable. For the three and nine months ended September 30, 2019, Management Fees amounted to $3,766 and $11,044.

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

For the three and nine months ended September 30, 2020, the Company incurred Incentive Fees based on income of $737 and $737. As of September 30, 2020, $0 remained payable. For the three and nine months ended September 30, 2019, the Company incurred Incentive Fees based on income of $2,339 and $6,976. For the three and nine months ended September 30, 2020 and 2019, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three and nine months ended September 30, 2020, GSAM agreed to waive $737 of Incentive Fees.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $224 and $685. As of September 30, 2020, $152 remained payable. For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $246 and $718.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $5 and $13. As of September 30, 2020, $0 remained payable. For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $3 and $10.

Common Stock Repurchase Plans

In February 2019, the Board of Directors approved a 10b5-1 stock repurchase plan, which provided for the Company to repurchase up to $25,000 of shares of its common stock if the stock traded below the most recently announced NAV per share, subject to limitations. Under the plan, no purchases would be permitted if such purchases would (i) cause the aggregate ownership of the Company’s outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the plan, “Debt/Equity Ratio” was defined as the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” was defined as the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. Purchases under the plan would be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.  The plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020.

The Company’s repurchase of its common stock under the 10b5-1 plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2020 and 2019, the Company did not repurchase any of its common stock pursuant to the plan or otherwise. For further discussion of the new 10b5-1 plan authorized by the Board of Directors, please see Note 12 “Subsequent Events.”

Affiliates

As of September 30, 2020 and December 31, 2019, Group Inc. owned 16.03% and 16.06%, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$212	$(22,303)	$(35,984)	$7,390	$—	$333
Bolttech Mannings, Inc.	22,854	22,766	(20,401)	(4,704)	(1,096)	19,419	1,203
Total Controlled Affiliates	$73,539	$22,978	$(42,704)	$(40,688)	$6,294	$19,419	$1,536
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$379,997	$(282,765)	$—	$—	$97,232	$61
Accuity Delivery Systems, LLC	15,213	44	—	—	1,480	16,737	730
ASC Acquisition Holdings, LLC	—	22,380	—	—	(3,520)	18,860	89
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	373	(503)	—	16,536	48,654	561
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	24	—	—	(679)	16,656	951
Conergy Asia Holdings, Ltd.	1,064	1,321	(1,055)	(211)	(123)	996	91
Elah Holdings, Inc.	2,234	—	—	—	—	2,234	—
Iracore International Holdings, Inc.	10,884	—	—	—	(150)	10,734	227
Kawa Solar Holdings Limited	3,502	28	—	—	(349)	3,181	—
Prairie Provident Resources, Inc.	124	—	—	—	(84)	40	—
Total Non-Controlled Affiliates	$82,580	$404,167	$(284,323)	$(211)	$13,111	$215,324	$2,710
Total Affiliates	$156,119	$427,145	$(327,027)	$(40,899)	$19,405	$234,743	$4,246

For the Year Ended December 31, 2019
Controlled Affiliates
Animal Supply Holdings, LLC	$—	$58,075	$—	$—	$(7,390)	$50,685	$337
Bolttech Mannings, Inc.	23,863	3,827	—	—	(4,836)	22,854	2,245
Senior Credit Fund, LLC(2)	96,456	125,555	(224,926)	(629)	3,544	—	3,450
Total Controlled Affiliates	$120,319	$187,457	$(224,926)	$(629)	$(8,682)	$73,539	$6,032
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$332,086	$(332,086)	$—	$—	$—	$70
Accuity Delivery Systems, LLC	13,730	53	—	—	1,430	15,213	1,039
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	26,854	698	—	—	4,696	32,248	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	10,273	6,523	—	—	515	17,311	1,060
Conergy Asia Holdings, Ltd.	1,064	—	—	—	—	1,064	106
Elah Holdings, Inc.	2,234	—	—	—	—	2,234	—
Iracore International Holdings, Inc.	7,807	—	(472)	—	3,549	10,884	393
Kawa Solar Holdings Limited	8,066	—	(4,575)	—	11	3,502	—
NTS Communications, Inc.	55,557	576	(55,817)	(7,226)	6,910	—	734
Prairie Provident Resources, Inc.	504	—	—	—	(380)	124	—
Total Non-Controlled Affiliates	$126,089	$339,936	$(392,950)	$(7,226)	$16,731	$82,580	$4,100
Total Affiliates	$246,408	$527,393	$(617,876)	$(7,855)	$8,049	$156,119	$10,132

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X (“Rule 10-01(b)(1)”), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. In evaluating these investments, there are two tests utilized to determine if any of the controlled affiliated investments are considered significant subsidiaries: the investment test and the income test. Rule 10-01(b)(1) requires summarized financial information in a quarterly report if any of the two tests exceeds 20%. The Company had an unconsolidated controlled affiliated investment for the nine months ended September 30, 2020 that met at least one of the significance considerations under Regulation S-X. Accordingly, comparative summarized financial information is presented below for the Company’s investment in Bolttech Mannings, Inc.

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Selected Income Statement Information
Revenues	$28,725	$38,440
Gross profit	$11,086	$13,217
Net income (loss)	$(4,445)	$(5,337)

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2020 and December 31, 2019, there were $323 and $234 included within Accrued expenses and other liabilities and $193 and $0 included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), GS MMLC (which was merged with the Company on October 12, 2020), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS PMMC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,121,283	$1,080,514	$1,094,885	$1,080,670
1st Lien/Last-Out Unitranche	35,154	34,975	35,307	35,278
2nd Lien/Senior Secured Debt	247,403	218,487	263,440	234,025
Unsecured Debt	7,334	7,211	7,409	7,409
Preferred Stock	16,685	41,144	41,664	48,762
Common Stock	60,132	47,660	67,142	48,108
Warrants	756	1,204	—	—
Total Investments	$1,488,747	$1,431,195	$1,509,847	$1,454,252

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	9.3%	21.4%	10.9%	23.5%
Software	7.7	17.7	8.2	17.7
Interactive Media & Services	7.4	16.9	7.4	15.9
Health Care Technology	7.2	16.4	6.3	13.6
IT Services	6.3	14.3	6.5	14.1
Real Estate Management & Development	6.1	13.9	5.1	11.0
Health Care Equipment & Supplies	5.8	13.3	5.9	12.6
Professional Services	5.7	13.0	5.0	10.7
Diversified Consumer Services	5.0	11.5	2.6	5.7
Commercial Services & Supplies	4.0	9.2	4.5	9.6
Aerospace & Defense	3.4	7.8	2.2	4.8
Media	3.3	7.5	3.4	7.3
Air Freight & Logistics	3.1	7.1	3.2	7.0
Chemicals	2.9	6.6	2.4	5.2
Diversified Financial Services	2.8	6.5	2.8	6.1
Hotels, Restaurants & Leisure	2.3	5.2	2.4	5.2
Household Products	1.6	3.6	1.7	3.6
Road & Rail	1.5	3.5	2.5	5.4
Transportation Infrastructure	1.5	3.4	1.5	3.2
Diversified Telecommunication Services	1.5	3.4	1.4	2.9
Auto Components	1.3	3.1	1.4	3.0
Distributors	1.3	3.0	3.5	7.5
Entertainment	1.2	2.7	1.3	2.7
Life Sciences Tools & Services	1.0	2.2	1.0	2.1
Beverages	0.8	1.8	0.6	1.2
Trading Companies & Distributors	0.8	1.7	0.8	1.7
Energy Equipment & Services	0.7	1.7	0.8	1.6
Leisure Products	0.7	1.6	0.7	1.6
Food Products	0.6	1.4	0.6	1.3
Insurance	0.6	1.3	0.7	1.6
Internet & Direct Marketing Retail	0.5	1.2	0.5	1.1
Communications Equipment	0.5	1.1	0.5	1.1
Textiles, Apparel & Luxury Goods	0.4	0.9	0.5	1.0
Containers & Packaging	0.4	0.8	0.3	0.7
Construction & Engineering	0.3	0.7	0.3	0.7
Specialty Retail	0.3	0.7	0.4	0.8
Capital Markets	0.2	0.4	0.2	0.3
Oil, Gas & Consumable Fuels(1)	0.0	0.0	0.0	0.0
Total	100.0%	228.5%	100.0%	215.1%

(1)	Amount rounds to 0.0%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2020	December 31, 2019
United States	95.6%	95.7%
Canada	2.7	2.6
Ireland	1.4	1.4
Germany	0.2	0.2
Singapore	0.1	0.1
Total	100.0%	100.0%

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

The table below presents the selected statement of operations information for the Senior Credit Fund, which dissolved on May 8, 2019:

Selected Statement of Operations Information for the Nine Months Ended September 30, 2019:
Total investment income	$12,818

Expenses
Interest and other debt expense	10,566
Professional fees	449
Administration and custodian fees	156
Other expenses	2
Total expenses	$11,173
Total net income	$1,645

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$867,879	Discounted cash flows	Discount Rate	5.6% - 17.3%	8.9%
	3,181	Collateral analysis	Recovery Rate	81.2%
1st Lien/Last-Out Unitranche	34,975	Discounted cash flows	Discount Rate	7.3% - 10.7%	9.6%
2nd Lien/Senior Secured Debt	174,787	Discounted cash flows	Discount Rate	9.1% - 14.4%	10.8%
	3,682	Comparable multiples	EV/EBITDA(6)	9.8x - 21.4x	8.0x
Unsecured Debt	6,215	Discounted cash flows	Discount Rate	11.9% - 12.0%	11.9%
	996	Collateral analysis	Recovery Rate	78.7%
Equity
Preferred Stock	$36,438	Comparable multiples	EV/EBITDA(6)	7.5x - 18.7x	9.4x
	4,685	Comparable multiples	EV/Revenue	1.7x - 4.4x	1.3x
Common Stock	3,853	Discounted cash flows	Discount Rate	13.1% - 31.5%	24.5%
	34,555	Comparable multiples	EV/EBITDA(6)	4.5x - 10.1x	6.9x
	9,161	Comparable multiples	EV/Revenue	0.3x - 12.5x	7.9x
Warrants	1,204	Comparable multiples	EV/EBITDA(6)	9.8x - 21.4x	8.0x

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$827,564	Discounted cash flows	Discount Rate	5.8% - 14.6%	8.9%
	3,502	Collateral analysis	Recovery Rate	89.4%
1st Lien/Last-Out Unitranche	35,278	Discounted cash flows	Discount Rate	8.5% - 10.1%	9.7%
2nd Lien/Senior Secured	171,833	Discounted cash flows	Discount Rate	9.9% - 11.7%	10.6%
	1,250	Comparable multiples	EV/EBITDA(6)	11.0x - 18.9x	7.8x
	13,950	Collateral analysis	Recovery Rate	16.1% - 63.5%	59.3%
Unsecured Debt	6,345	Discounted cash flows	Discount Rate	11.9% - 12.0%	11.9%
	1,064	Collateral analysis	Recovery Rate	100.0%
Equity
Preferred Stock	$2,067	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
	46,695	Comparable multiples	EV/EBITDA(6)	7.0x - 19.0x	8.8x
Common Stock	4,315	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.8%
	3,290	Comparable multiples	EV/Revenue	0.6x - 9.7x	9.0x
	40,379	Comparable multiples	EV/EBITDA(6)	4.3x - 12.7x	7.4x

(1)

As of September 30, 2020, included within the fair value of Level 3 assets of $1,332,521 is an amount of $150,910 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,083,856 or 87.2% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy.

	September 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$58,565	$1,021,949	$1,080,514	$—	$80,583	$1,000,087	$1,080,670
1st Lien/Last-Out Unitranche	—	—	34,975	34,975	—	—	35,278	35,278
2nd Lien/Senior Secured Debt	—	40,018	178,469	218,487	—	32,992	201,033	234,025
Unsecured Debt	—	—	7,211	7,211	—	—	7,409	7,409
Preferred Stock	—	—	41,144	41,144	—	—	48,762	48,762
Common Stock	91	—	47,569	47,660	124	—	47,984	48,108
Warrants	—	—	1,204	1,204	—	—	—	—
Affiliated Money Market Fund	97,232	—	—	97,232	—	—	—	—
Total assets	$97,323	$98,583	$1,332,521	$1,528,427	$124	$113,575	$1,340,553	$1,454,252
Foreign currency forward contracts - asset (liability)(1)	$—	$(99)	$—	$(99)	$—	$32	$—	$32

(1)	Amounts represent the unrealized appreciation (depreciation) on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type.

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2020
1st Lien/Senior Secured Debt	$1,000,087	$115,010	$25	$(22,311)	$(68,023)	$3,018	$6,702	$(12,559)	$1,021,949	$(22,554)
1st Lien/Last-Out Unitranche	35,278	—	—	(150)	(277)	124	—	—	34,975	(150)
2nd Lien/Senior Secured Debt	201,033	37,811	(10,571)	(2,301)	(33,907)	404	—	(14,000)	178,469	(8,692)
Unsecured Debt	7,409	1,630	(211)	(123)	(1,558)	64	—	—	7,211	(123)
Preferred Stock	48,762	21	(6,624)	17,361	(18,376)	—	—	—	41,144	15,461
Common Stock	47,984	22,164	(29,230)	6,651	—	—	—	—	47,569	1,185
Warrants	—	756	—	448	—	—	—	—	1,204	448
Total assets	$1,340,553	$177,392	$(46,611)	$(425)	$(122,141)	$3,610	$6,702	$(26,559)	$1,332,521	$(14,425)
For the Nine Months Ended September 30, 2019
1st Lien/Senior Secured Debt	$711,204	$506,376	$14	$(2,296)	$(274,131)	$6,864	$—	$—	$948,031	$(2,558)
1st Lien/Last-Out Unitranche	106,879	1,015	(6,915)	7,102	(73,121)	330	—	—	35,290	(24)
2nd Lien/Senior Secured Debt	348,741	5,828	(33,239)	7,904	(120,954)	1,823	—	(14,072)	196,031	(7,718)
Unsecured Debt	6,697	336	—	14	—	—	—	—	7,047	14
Preferred Stock	21,534	25,000	(187)	3,362	—	—	—	—	49,709	3,175
Common Stock	21,839	30,070	(3)	(1,941)	—	—	—	—	49,965	(1,943)
Total assets	$1,216,894	$568,625	$(40,330)	$14,145	$(468,206)	$9,017	$—	$(14,072)	$1,286,073	$(9,054)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates its carrying value because the Revolving Credit Facility has variable interest based on selected short term rates. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2020 and December 31, 2019 was $157,930 and $160,689, based on broker quotes received by the Company. The fair value of the Company’s 2025 Notes, which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2020 was $379,184, based on vendor pricing received by the Company.

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 168% and 187%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(4)
Revolving Credit Facility(1)(2)	$795,000	$390,130	$405,144	$795,000	$177,039	$618,407
Convertible Notes(3)	155,000	—	152,564	155,000	—	151,320
2025 Notes(4)	360,000	—	353,977	—	—	—
Total Debt	$1,310,000	$390,130	$911,685	$950,000	$177,039	$769,727

(1)	Provides, under certain circumstances, a total borrowing capacity of $1,000,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2020, the Company had outstanding borrowings denominated in USD of $365,574 and in Euros (EUR) of 33,750. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $580,550 and in EUR of 33,750.

(3)

The carrying value of the Company’s Convertible Notes is presented net of unamortized debt issuance costs of $1,736 and OID net of accretion of $700 as of September 30, 2020, and net of unamortized debt issuance costs of $2,648 and OID net of accretion of $1,032 as of December 31, 2019.

(4)	The carrying value of the Company’s 2025 Notes is presented net of unamortized debt issuance costs of $6,023 as of September 30, 2020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2020 and the year ended December 31, 2019 was 3.38% and 4.25%.

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

Costs of $17,157 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2020 and December 31, 2019, deferred financing costs were $8,144 and $4,427.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	$2,100	$7,220	$8,385	$19,827
Facility fees	426	156	1,130	506
Amortization of financing costs	473	363	1,345	1,061
Total	$2,999	$7,739	$10,860	$21,394
Weighted average interest rate	2.06%	4.19%	2.69%	4.32%
Average outstanding balance	$405,022	$683,367	$417,087	$614,321

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

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following: (1) during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

The below table presents the components of the carrying value of the Convertible Notes:

	September 30, 2020	December 31, 2019
Principal amount of debt	$155,000	$155,000
OID, net of accretion	700	1,032
Unamortized debt issuance costs	1,736	2,648
Carrying value	$152,564	$151,320
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.79%	4.77%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	$1,743	$1,744	$5,231	$5,232
Accretion of OID	112	107	332	316
Amortization of debt issuance costs	306	306	911	908
Total	$2,161	$2,157	$6,474	$6,456

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

The below table presents the components of the carrying value of the 2025 Notes:

	September 30, 2020	December 31, 2019
Principal amount of debt	$360,000	N/A
Unamortized debt issuance costs	6,023	N/A
Carrying value	$353,977	N/A
Stated interest rate	3.75%	N/A

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	$3,375	N/A	$8,663	N/A
Amortization of debt issuance costs	354	N/A	900	N/A
Total	$3,729	N/A	$9,563	N/A

7.	DERIVATIVES

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

For the three and nine months ended September 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $2,552 and $3,153. For the three and nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,159 and $2,811.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2020
Bank of America, N.A.	$—	$(99)	$(99)	$—	$(99)
December 31, 2019
Bank of America, N.A.	$32	$—	$32	$—	$32

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$29	$39	$109	$91
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(132)	57	(131)	90
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(103)	$96	$(22)	$181

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Brillio, LLC	2/6/2021	$755	$1,510	$(17)	$(15)
Associations, Inc.	7/30/2021	44	912	(2)	(9)
WebPT, Inc.	8/28/2021	1,274	1,274	(51)	(26)
Elemica Parent, Inc.	9/18/2021	560	560	(39)	(14)
Bullhorn, Inc.	10/1/2021	500	727	(7)	(11)
Eptam Plastics, Ltd.	12/6/2021	1,830	1,830	(50)	(14)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	22	—	(1)	—
MRI Software LLC	2/10/2022	354	—	(12)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	654	654	(21)	(8)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	882	394	(7)	(3)
DDS USA Holding, Inc.	6/30/2022	540	971	(5)	(5)
Xactly Corporation	7/29/2022	1,697	1,697	(30)	(21)
Purfoods, LLC	8/12/2022	200	—	(3)	—
Hygiena Borrower LLC	8/26/2022	1,313	1,313	(26)	(26)
Lithium Technologies, Inc.	10/3/2022	2,237	2,684	(95)	(40)
Businessolver.com, Inc.	5/15/2023	1,569	941	(39)	(16)
Integral Ad Science, Inc.	7/19/2023	1,815	1,815	(68)	(27)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	587	88	(21)	(1)
Gastro Health Holdco, LLC	9/4/2023	2,000	2,000	(85)	(30)
Empirix, Inc.	9/25/2023	1,300	1,300	(39)	(130)
WebPT, Inc.	8/28/2024	531	1,062	(21)	(21)
Fenergo Finance 3 Limited	9/5/2024	1,759	1,683	(22)	(13)
Fenergo Finance 3 Limited	9/5/2024	1,182	1,182	(15)	(9)
iCIMS, Inc.	9/12/2024	1,868	1,868	(33)	(33)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	1,275	2,295	(19)	(40)
Wrike, Inc.	12/31/2024	1,600	1,600	—	(32)
Apptio, Inc.	1/10/2025	2,225	2,225	(33)	(39)
ConnectWise, LLC	2/28/2025	1,036	1,036	(10)	(13)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	746	—	(15)	—
Mailgun Technologies, Inc.	3/26/2025	993	993	—	(17)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	1,800	1,800	(36)	(27)
PlanSource Holdings, Inc.	4/22/2025	3,142	3,142	(110)	(63)
CorePower Yoga LLC	5/14/2025	542	678	(81)	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,169	3,169	(32)	(63)
Riverpoint Medical, LLC	6/21/2025	1,644	1,644	(62)	(16)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	1,883	1,600	(136)	(32)
WorkForce Software, LLC	7/31/2025	771	771	(19)	(15)
Diligent Corporation	8/4/2025	1,300	156	(33)	(2)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	1,857	1,764	(65)	(31)
Elemica Parent, Inc.	9/18/2025	91	253	(6)	(6)
CST Buyer Company (dba Intoxalock)	10/3/2025	876	876	—	—
Acquia, Inc.	10/31/2025	1,322	1,322	(40)	(26)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	880	880	(26)	(18)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	2,258	—	(40)	—
MRI Software LLC	2/10/2026	622	—	(22)	—
Instructure Holdings	3/24/2026	2,000	—	(20)	—
Project Eagle Holdings, LLC	7/6/2026	38	—	(1)	—
Granicus, Inc.	8/21/2026	634	—	(16)	—
Foundation Software	8/31/2026	61	—	(2)	—
Bullhorn, Inc.	9/30/2026	545	545	(8)	(8)
MedeAnalytics, Inc.	10/9/2026	465	—	—	—
Output Services Group, Inc.	3/27/2020	—	24	—	(4)
Gastro Health Holdco, LLC	4/13/2020	—	754	—	(11)

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Ansira Partners, Inc.	4/16/2020	$—	$96	$—	$(3)
GlobalTranz Enterprises, Inc.	5/15/2020	—	1,992	—	(179)
Hygiena Borrower LLC	6/29/2020	—	715	—	(14)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	—	6,220	—	(124)
Diligent Corporation	12/19/2020	—	4,268	—	(43)
CorePower Yoga LLC	5/14/2021	—	1,807	—	(27)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	—	1,418	—	(14)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	—	4,643	—	(81)
Gastro Health Holdco, LLC	9/13/2021	—	5,100	—	(77)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	—	2,940	—	(29)
SPay, Inc. (dba Stack Sports)	6/17/2024	—	380	—	(12)
Associations, Inc.	7/30/2024	—	587	—	(6)
Eptam Plastics, Ltd.	12/6/2025	—	686	—	(10)
Total 1st Lien/Senior Secured Debt		$59,248	$84,844	$(1,541)	$(1,564)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$—	$583	$—	$(10)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	—	1,800	—	(45)
Total 2nd Lien/Senior Secured Debt		$—	$2,383	$—	$(55)
Total		$59,248	$87,227	$(1,541)	$(1,619)

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

Equity Issuances

There were no equity issuances of the Company’s common stock during the three and nine months ended September 30, 2020 and 2019.

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45
May 5, 2020	June 30, 2020	July 15, 2020	$0.45
August 4, 2020	September 30, 2020	October 15, 2020	$0.45

For the Nine Months Ended September 30, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45
May 7, 2019	June 28, 2019	July 15, 2019	$0.45
July 30, 2019	September 30, 2019	October 15, 2019	$0.45

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

Date Declared	Record Date	Payment Date	Shares
For the Nine Months Ended September 30, 2020
October 30, 2019	December 31, 2019	January 15, 2020	34,566
February 19, 2020	March 31, 2020	April 15, 2020	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	46,407

For the Nine Months Ended September 30, 2019
October 30, 2018	December 31, 2018	January 15, 2019	39,591
February 20, 2019	March 29, 2019	April 15, 2019	35,306
May 7, 2019	June 28, 2019	July 15, 2019	35,408

*In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net increase (decrease) in net assets from operations	$32,440	$8,900	$3,478	$27,245
Weighted average shares outstanding	40,440,982	40,332,542	40,413,082	40,297,158
Basic and diluted earnings per share	$0.80	$0.22	$0.09	$0.68

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2020 and 2019 was less than the conversion price for the Convertible Notes outstanding as of September 30, 2020 and 2019. Therefore, for the three and nine months ended September 30, 2020 and 2019, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Data:(1)
NAV, beginning of period	$16.75	$17.65
Net investment income	1.35	1.50
Net realized and unrealized gains (losses)(2)	(1.26)	(0.82)
Net increase (decrease) in net assets from operations	0.09	0.68
Distributions declared from net investment income	(1.35)	(1.35)
Total increase (decrease) in net assets	(1.26)	(0.67)
NAV, end of period	$15.49	$16.98
Market price, end of period	$15.04	$20.09
Shares outstanding, end of period	40,448,044	40,337,930
Weighted average shares outstanding	40,413,082	40,297,158
Total return based on NAV(3)	1.34%	3.20%
Total return based on market value(4)	(22.55)%	17.25%
Supplemental Data/Ratio(5) (all amounts in thousands except ratios):
Net assets, end of period	$626,423	$684,839
Ratio of net expenses to average net assets	8.48%	9.84%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.68%	3.15%
Ratio of interest and other debt expenses to average net assets	5.80%	5.35%
Ratio of net incentive fees to average net assets	—	1.34%
Ratio of total expenses to average net assets	9.46%	9.84%
Ratio of net investment income to average net assets	11.80%	11.65%
Average debt outstanding	$879,532	$769,321
Average debt per share(6)	$21.76	$19.09
Portfolio turnover	12%	36%

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount paid for the period as it includes the effect of the timing of the distribution.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.
(4)

Calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

(5)	Ratios are annualized except for certain operating expenses, as applicable.
(6)	Calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 12, 2020, the Company completed its previously announced merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020.  In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share, with a NAV equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020.  As a result of the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders.

The Merger will be accounted for as an asset acquisition of GS MMLC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company will be the accounting survivor of the Merger.

With the consummation of the Merger, the aggregate committed borrowings under the Revolving Credit Facility are $1,695,000 and the uncommitted accordion feature allows the Company to increase the borrowing capacity of the Revolving Credit Facility up to $2,250,000.

On November 4, 2020, in connection with the consummation of the Merger, the Board of Directors declared special distributions of $0.15 per share in total, and payable in three equal quarterly installments, as follows:

Record Date	Payment Date	Amount Per Share
February 15, 2021	March 15, 2021	$0.05
May 14, 2021	June 15, 2021	$0.05
August 16, 2021	September 15, 2021	$0.05

On November 4, 2020, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 15, 2021 to holders of record as of December 31, 2020.

On November 4, 2020, the Board of Directors authorized the adoption of a new common stock repurchase plan (the “new 10b5-1 plan”), which provides for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to limitations. Under the new 10b5-1 plan, no purchases will be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the new 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date; provided, however, that when referring to the Company’s financial statements for the period ending September 30, 2020 for the purposes of the new 10b5-1 plan, reference will be made to the publicly available combined pro forma financial information of the Company and GS MMLC as of September 30, 2020 and, provided further, that for calculations made in such period, (A) “Debt/Equity Ratio” will mean the sum of pro forma debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the pro forma Company’s unfunded commitments minus cash and cash equivalents available on the pro forma Consolidated Statements of Assets and Liabilities divided by the pro forma net assets, as of the most recent reported financial statement end date and (B) “Maximum Debt/Equity Ratio” will mean the sum of debt on the pro forma Consolidated Statements of Assets and Liabilities and the pro forma committed uncalled debt divided by pro forma net assets, as of the most recent reported financial statement end date.

The new 10b5-1 plan will be adopted and will take effect on November 9, 2020.  The new 10b5-1 plan will expire on November 9, 2021. Purchases under the new 10b5-1 plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2020, we originated more than $3.78 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including GS PMMC and GS PMMC II, collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Merger with GS MMLC

On October 12, 2020, we completed our previously announced merger with GS MMLC. In connection with the Merger, GSAM will reimburse each of us and GS MMLC, in each case in an amount of up to $4.00 million, for all fees and expenses incurred and payable by us or GS MMLC, in connection with or related to the Merger (including all documented fees and expenses of counsel, accountants, experts and consultants to us or the special committee of our board of directors (the “Board of Directors”), on the one hand, or GS MMLC or the special committee of its board of directors, on the other hand).   For more information about the Merger, see Note 12 “Subsequent Events” to our consolidated financial statements included in this report.

Impact of COVID-19 Pandemic

The persistence of the COVID-19 pandemic poses ongoing challenges for the global economy. While economic activity has generally accelerated from earlier in the year when widespread lockdown measures were in place, progress has been uneven across countries and the sustainability of global economic recovery is vulnerable to the risk of a resurgence in infections. Governments and central banks around the world have remained proactive in responding to the crisis through unprecedented accommodative monetary policy and fiscal stimulus. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the majority of its employees continue to work remotely. Goldman Sachs has established policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities. As communities where Goldman Sachs operate began to reopen, Goldman Sachs took the necessary steps to enable employees to start to return to the office in a safe manner.   Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$1,121.28	$1,080.52	75.5%	$1,094.89	$1,080.67	74.3%
First Lien/Last-Out Unitranche	35.16	34.98	2.4	35.31	35.28	2.4
Second Lien/Senior Secured Debt	247.40	218.49	15.3	263.44	234.02	16.1
Unsecured Debt	7.33	7.21	0.5	7.41	7.41	0.5
Preferred Stock	16.69	41.14	2.9	41.66	48.76	3.4
Common Stock	60.13	47.66	3.3	67.14	48.11	3.3
Warrants	0.76	1.20	0.1	—	—	—
Total Investments	$1,488.75	$1,431.20	100.0%	$1,509.85	$1,454.25	100.0%

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	10.2%	8.6%	9.1%
First Lien/Last-Out Unitranche(2) (3)	9.0	9.8	10.0	10.0
Second Lien/Senior Secured Debt(2)	9.0	11.4	9.2	11.2
Unsecured Debt(2)	10.1	10.3	11.7	11.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	7.7%	9.7%	8.2%	8.9%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of September 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 7.7% and 9.7%, as compared to 8.2% and 8.9%, as of December 31, 2019. Within First Lien/Senior Secured Debt, the increase in weighted average yield at fair value was primarily driven by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost was primarily driven by the decline in the London InterBank Offered Rate (“LIBOR”). Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the amendment of Conergy Asia & ME Pte. LTD.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.)

	As of
	September 30, 2020	December 31, 2019
Number of portfolio companies	110	106
Percentage of performing debt bearing a floating rate(1)	98.6%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.4%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.3%	9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	10.4%	9.6%
Weighted average leverage (net debt/EBITDA)(4)	5.7x	5.7x
Weighted average interest coverage(4)	2.6x	2.4x
Median EBITDA(4)	$34.68 million	$37.64 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 29.1% and 25.1%, of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$48.08	3.4%	$12.17	0.8%
Grade 2	1,155.58	80.7	1,366.84	94.1
Grade 3	223.61	15.6	60.04	4.1
Grade 4	3.93	0.3	15.20	1.0
Total Investments	$1,431.20	100.0%	$1,454.25	100.0%

The increase in investments with a grade 1 investment performance rating as of September 30, 2020 compared to December 31, 2019 was primarily driven by investments with an aggregate fair value of $48.08 million being upgraded due to potential exits, partially offset by the repayment of investments with an aggregate fair value of $12.17 million. The increase in investments with a grade 3 investment performance rating as of September 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” The decrease in investments with a grade 4 investment performance rating as of September 30, 2020 compared to December 31, 2019 was primarily driven by the sale of one investment with a fair value of $12.70 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,475.09	99.1%	$1,480.08	98.0%
Non-accrual	13.66	0.9	29.77	2.0
Total Investments	$1,488.75	100.0%	$1,509.85	100.0%

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

The following table shows our investment activity by investment type(1)(2):

	For the Three Months Ended
	September 30, 2020	September 30, 2019
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$11.56	$170.30
First Lien/Last-Out Unitranche	—	0.61
Second Lien/Senior Secured Debt	—	1.60
Preferred Stock	0.02	—
Total	$11.58	$172.51
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$24.53	$158.37
First Lien/Last-Out Unitranche	0.12	56.12
Second Lien/Senior Secured Debt	—	26.22
Total	$24.65	$240.71
Net increase (decrease) in portfolio	$(13.07)	$(68.20)
Number of new portfolio companies with new investment commitments	4	10
Total new investment commitment amount in new portfolio companies	$1.93	$145.71
Average new investment commitment amount in new portfolio companies	$0.48	$14.57
Number of existing portfolio companies with new investment commitments	1	7
Total new investment commitment amount in existing portfolio companies	$9.65	$26.80
Weighted average remaining term for new investment commitments (in years)(3)	5.9	5.1
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(4)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(5)	8.6%	8.9%
Weighted average yield on new investment commitments(6)	8.6%	8.9%
Weighted average yield on debt and income producing investments sold or repaid(7)	7.0%	10.3%
Weighted average yield on investments sold or repaid(8)	7.0%	8.2%

(1)

Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date.  Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.

(2)

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
(5)

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

(6)

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

(8)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Total investment income	$31.45	$36.86	$94.03	$111.79
Net expenses	12.88	17.43	38.28	50.10
Net investment income before taxes	18.57	19.43	55.75	61.69
Income tax expense, including excise tax	0.37	0.46	1.19	1.35
Net investment income after taxes	18.20	18.97	54.56	60.34
Net realized gain (loss) on investments	(35.98)	(7.18)	(47.51)	(41.15)
Net realized gain (loss) on foreign currency transactions	0.06	0.03	0.13	0.07
Net unrealized appreciation (depreciation) on investments	51.94	(4.53)	(1.96)	5.87
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(1.77)	1.61	(1.83)	1.95
Income tax (provision) benefit for realized and unrealized gains	(0.01)	—	0.09	0.17
Net increase (decrease) in net assets from operations	$32.44	$8.90	$3.48	$27.25

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Interest	$28.61	$35.22	$87.48	$102.76
Dividend income	0.03	0.06	0.08	3.59
Payment-in-kind	1.65	1.06	4.78	3.38
Other income	1.16	0.52	1.69	2.06
Total investment income	$31.45	$36.86	$94.03	$111.79

Interest

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $35.22 million for the three months ended September 30, 2019 to $28.61 million for the three months ended September 30, 2020. The decrease is primarily due to a decrease in LIBOR and investments sold or repaid. This decrease was offset by the LIBOR floors we have in a number of our investments. Included in interest for the three months ended September 30, 2020 and 2019 is $0.46 million and $0.00 million in prepayment premiums and $0.17 million and $1.23 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.03 million and $0.88 million for exit fees on investments.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, decreased from $102.76 million for the nine months ended September 30, 2019 to $87.48 million for the nine months ended September 30, 2020. The decrease is primarily due to a decrease in LIBOR, prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and exit fees on certain investments. The decrease is primarily due to a decrease in LIBOR and investments sold or repaid. This decrease was offset by the LIBOR floors we have in a number of our investments. Included in interest for the nine months ended September 30, 2020 and 2019 is $0.56 million and $1.71 million, respectively, in prepayment premiums and $0.78 million and $3.92 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.04 million and $2.68 million, respectively, for exit fees on investments.

Dividend income

Dividend income for the three months ended September 30, 2020 remained relatively consistent as compared to the three months ended September 30, 2019. Dividend income decreased from $3.59 million for the nine months ended September 30, 2019 to $0.08 million for the nine months ended September 30, 2020. The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

PIK income from investments increased from $1.06 million for the three months ended September 30, 2019 to $1.65 million for the three months ended September 30, 2020. The increase was due to the increase in the number of investments earning PIK income. PIK income from investments increased from $3.38 million for the nine months ended September 30, 2019 to $4.78 million for the nine months ended September 30, 2020. The increase was due to the increase in the number of investments earning PIK income.

Other income

Other income increased from $0.52 million for the three months ended September 30, 2019 to $1.16 million for the three months ended September 30, 2020. The increase was primarily due to an increase in amendment fees from our portfolio companies. Other income decreased from $2.06 million for the nine months ended September 30, 2019 to $1.69 million for the nine months ended September 30, 2020. The decrease was primarily due to a decrease in amendment fees from our portfolio companies.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Interest and other debt expenses	$8.89	$9.90	$26.90	$27.85
Management fees	3.62	3.77	10.90	11.04
Incentive fees	0.73	2.34	0.73	6.98
Professional fees	0.55	0.73	1.89	2.07
Directors’ fees	0.14	0.12	0.42	0.34
Other general and administrative expenses	0.68	0.57	1.98	1.82
Total Expenses	$14.61	$17.43	$42.82	$50.10
Fee waivers	(1.73)	—	(4.54)	—
Net Expenses	$12.88	$17.43	$38.28	$50.10

Interest and other debt expenses

Interest and other debt expenses decreased from $9.90 million for the three months ended September 30, 2019 to $8.89 million for the three months ended September 30, 2020. The decrease was primarily driven by a decrease in the weighted average interest rate from 4.24% to 3.12%, partially offset by an increase in average daily borrowings from $838.37 million to $920.02 million.

Interest and other debt expenses decreased from $27.85 million for the nine months ended September 30, 2019 to $26.90 million for the nine months ended September 30, 2020. The decrease was primarily driven by a decrease in the weighted average interest rate from 4.35% to 3.38%, partially offset by an increase in average daily borrowings from $769.32 million to $879.53 million.

Management Fees and Incentive Fees

Net Management fees decreased from $3.77 million for the three months ended September 30, 2019 to $2.62 million for the three months ended September 30, 2020. The decrease was primarily as a result of our Investment Adviser voluntarily waiving Management fees permanently by $1.00 million for the three months ended September 30, 2020.

Net Management fees decreased from $11.04 million for the nine months ended September 30, 2019 to $7.09 million for the nine months ended September 30, 2020. The decrease was primarily as a result of our Investment Adviser voluntarily waiving Management fees permanently by $3.81 million for the nine months ended September 30, 2020.

Net Incentive fees decreased from $2.34 million for the three months ended September 30, 2019 to $0.00 million for the three months ended September 30, 2020. The decrease was primarily as a result of our Investment Adviser waiving Incentive fees permanently by $0.73 million for the three months ended September 30, 2020 in connection with the Merger, and net realized losses on certain portfolio companies. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Incentive fees decreased from $6.98 million for the nine months ended September 30, 2019 to $0.00 million for the nine months ended September 30, 2020. The decrease was primarily as a result of net realized losses on certain portfolio companies and our Investment Adviser waiving Incentive fees permanently by $0.73 million for the nine months ended September 30, 2020 in connection with the Merger. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses for the three and nine months ended September 30, 2020 remained relatively consistent as compared to the three and nine months ended September 30, 2019.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Animal Supply Holdings, LLC	$(35.98)	$—	$(35.98)	$—
ASC Acquisition Holdings, LLC	—	—	—	(24.72)
Country Fresh Holdings, LLC	—	—	—	(8.41)
NTS Communications, Inc.	—	(7.21)	—	(7.21)
MPI Products LLC	—	—	(5.58)	—
Bolttech Mannings, Inc.	—	—	(4.70)	—
SMS Systems Maintenance Services, Inc.	—	—	(0.90)	—
Senior Credit Fund, LLC	—	0.01	—	(0.66)
MPI Engineered Technologies, LLC	—	—	(0.28)	—
Conergy Asia & ME Pte. LTD.	—	—	(0.21)	—
P2 Upstream Acquisition Co.	—	—	—	(0.08)
Other, net	—	0.02	0.14	(0.07)
Net realized gain (loss)	$(35.98)	$(7.18)	$(47.51)	$(41.15)

For the nine months ended September 30, 2020, net realized losses were primarily driven by our investments in three portfolio companies. In August 2020, our first lien debt investment, preferred and common equity in Animal Supply Holdings, LLC was exchanged for second lien debt, common equity and a right to purchase additional first lien debt, second lien debt and common equity, which resulted in a realized loss of $35.98 million. In March 2020, there was a restructure of our second lien debt investment in MPI Products LLC (“MPI”), which resulted in a realized loss of $5.58 million. The private equity sponsor that purchased MPI provided it with new capital and we received newly issued second lien debt and non-interest bearing second lien debt. Also in March 2020, our second lien debt investment in Bolttech Mannings, Inc. was exchanged for common equity, which resulted in a realized loss of $4.70 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Unrealized appreciation	$60.50	$12.25	$49.70	$40.24
Unrealized depreciation	(8.56)	(16.78)	(51.66)	(34.37)
Net change in unrealized appreciation (depreciation) on investments	$51.94	$(4.53)	$(1.96)	$5.87

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Portfolio Company:	($ in millions)
Animal Supply Holdings, LLC	$31.72	$7.39
Other, net(1)	16.34	(21.98)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	4.47	16.54
Zep Inc.	3.11	6.65
CST Buyer Company (dba Intoxalock)	1.56	(0.03)
Badger Sportswear, Inc.	1.07	(1.44)
Wrike, Inc.	0.75	3.07
Odyssey Logistics & Technology Corporation	0.55	(2.56)
Convene 237 Park Avenue, LLC (dba Convene)	0.01	(3.57)
MPI Products LLC	—	6.39
IHS Intermediate Inc. (dba Interactive Health Solutions)	—	(2.50)
CorePower Yoga LLC	(0.48)	(1.41)
Ansira Partners, Inc.	(0.60)	(0.70)
Bolttech Mannings, Inc.	(0.81)	(1.10)
GK Holdings, Inc. (dba Global Knowledge)	(2.23)	(3.19)
ASC Acquisition Holdings, LLC	(3.52)	(3.52)
Total	$51.94	$(1.96)

(1)

For the three and nine months ended September 30, 2020, other, net includes gross unrealized appreciation of $17.26 million and $9.66 million, respectively, and gross unrealized depreciation of $(0.92) million and $(31.64) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”  In addition, the net change in unrealized appreciation (depreciation) was driven by the reversal of unrealized depreciation in connection with the aforementioned exchange with Animal Supply Holdings, LLC, the financial improvement of CB-HDT Holdings, Inc. and Zep Inc, and the reversal of unrealized depreciation in connection with the aforementioned sale of MPI.

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Portfolio Company:	($ in millions)
NTS Communications, Inc.	$7.30	$6.92
CB-HDT Holdings, Inc.	1.36	1.65
SMS Systems Maintenance Services, Inc.	0.70	(1.59)
US Med Acquisition, Inc.	0.42	1.20
Accuity Delivery Systems, LLC	0.33	1.02
Continuum Managed Services LLC—Class B	0.23	1.21
ASC Acquisition Holdings, LLC	—	14.57
Senior Credit Fund, LLC	—	3.54
Iracore International Holdings, Inc.	—	1.94
GK Holdings, Inc.	(0.02)	(2.27)
Country Fresh Holding Company Inc.	(0.04)	1.39
Artesyn Embedded Technologies, Inc.	(0.30)	1.60
Fenergo Finance 3 Limited	(0.92)	(0.88)
Bolttech Mannings, Inc.	(1.11)	(3.08)
IHS Intermediate Inc.	(1.53)	(1.70)
Other, net(1)	(2.09)	(3.57)
Zep Inc.	(2.44)	(8.02)
Animal Supply Holdings, LLC	(2.70)	(2.73)
MPI Products LLC	(3.72)	(5.33)
Total	$(4.53)	$5.87

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 168% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2020, we had cash of approximately $17.58 million, an increase of $8.17 million from December 31, 2019. Cash used by operating activities for the nine months ended September 30, 2020 was approximately $73.58 million, primarily driven by an increase in net assets from operations of $3.48 million, proceeds from sales and principal repayments of $107.46 million and proceeds from other operating activities of $38.13 million, offset by purchases of investments of $125.42 million and net purchase of investments in an affiliated money market fund of $97.23 million. Cash provided by financing activities for the nine months ended September 30, 2020 was approximately $81.73 million, primarily driven by repayments on debt of $408.68 million, distributions paid of $53.14 million and other financing activities of $11.86 million, offset by borrowings on debt of $555.41 million.

As of September 30, 2019, we had cash of approximately $11.10 million, an increase of $4.99 million from December 31, 2018. Cash provided by operating activities for the nine months ended September 30, 2019 was approximately $9.61 million, primarily driven by an increase in net assets from operations of $27.25 million, proceeds from sales and principal repayments of $476.10 million and cash used by other operating activities of $50.52 million, offset by purchases of investments of $563.48 million. Cash used by financing activities for the nine months ended September 30, 2019 was approximately $14.63 million, primarily driven by repayments on debt of $390.50 million, distributions paid of $52.25 million and other financing activities of $0.54 million, offset by borrowings on debt of $457.92 million.

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

Equity Issuances

There were no equity issuances of our common stock during the three and nine months ended September 30, 2020 and 2019.

Common Stock Repurchase Plans

In February 2019, our Board of Directors approved a 10b5-1 plan, which provided for us to repurchase of up to $25.00 million of shares of our common stock if the stock traded below the most recently announced NAV per share, subject to limitations. Under the  plan, no purchases would be permitted if such purchases would (i) cause the aggregate ownership of our outstanding stock by Group Inc. and GS & Co. to equal or exceed 25.0% (due to the reduction in outstanding shares of stock as a result of purchase) or (ii) cause our Debt/Equity Ratio to exceed the lower of (a) 1.40 or (b) the Maximum Debt/Equity Ratio. In the plan, “Debt/Equity Ratio” was defined as the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Purchaser’s unfunded commitments divided by 85% of total equity, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” was defined as the sum of debt on the balance sheet and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. Purchases under the plan would be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.  The plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020.

Repurchases of our common stock under the 10b5-1 plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2020 and 2019, we did not repurchase any of our common stock pursuant to the plan or otherwise. For further discussion of the new 10b5-1 plan authorized by our Board of Directors, please see “—Recent Developments.”

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by our Transfer Agent in our dividend reinvestment plan are either through (i) newly issued shares or (ii) acquired by our Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the dividend payment date is equal to or less than the closing market price plus estimated per share fees, our Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, our Transfer Agent will investment the dividend amount in shares acquired by purchasing shares on the open market. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the GS 10b5-1 Plan. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

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

The following table shows our contractual obligations as of September 30, 2020:

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

As of September 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$59.25	$84.84
Second Lien/Senior Secured Debt	—	2.38
Total	$59.25	$87.22

RECENT DEVELOPMENTS

On October 12, 2020, we completed our previously announced merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020.  In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of our common stock, par value $0.001 per share (“Common Stock”), with a NAV equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020.  As a result of the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders.

The Merger will be accounted for as an asset acquisition of GS MMLC by us in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. We will be the accounting survivor of the Merger.

With the consummation of the Merger, the aggregate committed borrowings under the Revolving Credit Facility are $1,695.00 million and the uncommitted accordion feature allows us to increase the borrowing capacity of the Revolving Credit Facility up to $2,250.00 million.

On October 12, 2020, Timothy J. Leach, Richard A. Mark and Carlos E. Evans (the “Appointed Directors”) were appointed to our Board of Directors, which increased the size of our Board of Directors by three directors (to a total size of eight directors), effective upon the closing of the Merger. The Appointed Directors will also serve on the Audit, Compliance, Compensation, Contract Review and Governance and Nominating Committees of our Board of Directors. Mr. Mark will serve as chairperson of the Audit Committee.

On November 4, 2020, in connection with the consummation of the Merger, our Board of Directors declared special distributions of $0.15 per share in total, and payable in three equal quarterly installments, as follows:

Record Date	Payment Date	Amount Per Share
February 15, 2021	March 15, 2021	$0.05
May 14, 2021	June 15, 2021	$0.05
August 16, 2021	September 15, 2021	$0.05

On November 4, 2020, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 15, 2021 to holders of record as of December 31, 2020.

On November 4, 2020, our Board of Directors authorized the adoption of a new common stock repurchase plan (the “new 10b5-1 plan”), which provides for us to repurchase up to $75.0 million of shares of our common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to limitations. Under the new 10b5-1 plan, no purchases will be made if such purchases would cause our Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the new 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of our unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date; provided, however, that when referring to our financial statements for the period ending September 30, 2020 for the purposes of the new 10b5-1 plan, reference will be made to the publicly available combined pro forma financial information of the Company and GS MMLC as of September 30, 2020 and, provided further, that for calculations made in such period, (A) “Debt/Equity Ratio” will mean the sum of pro forma debt on the Consolidated Statements of Assets and Liabilities and the total notional value of pro forma unfunded commitments minus cash and cash equivalents available on the pro forma Consolidated Statements of Assets and Liabilities divided by the pro forma net assets, as of the most recent reported financial statement end date and (B) “Maximum Debt/Equity Ratio” will mean the sum of debt on the pro forma Consolidated Statements of Assets and Liabilities and the pro forma committed uncalled debt divided by pro forma net assets, as of the most recent reported financial statement end date.

The new 10b5-1 plan will be adopted and will take effect on November 9, 2020.  The new 10b5-1 plan will expire on November 9, 2021. Purchases under the new 10b5-1 plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

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

As of September 30, 2020 and December 31, 2019, on a fair value basis, approximately 1.4% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.6% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes and our 2025 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$25.12	$(11.31)	$13.81
Up 200 basis points	13.99	(7.54)	6.45
Up 100 basis points	2.90	(3.77)	(0.87)
Up 75 basis points	0.52	(2.83)	(2.31)
Up 50 basis points	0.34	(1.88)	(1.54)
Up 25 basis points	0.17	(0.94)	(0.77)
Down 25 basis points	(0.11)	0.56	0.45
Down 50 basis points	(0.12)	0.56	0.44
Down 75 basis points	(0.12)	0.56	0.44
Down 100 basis points	(0.12)	0.56	0.44
Down 200 basis points	(0.13)	0.56	0.43
Down 300 basis points	(0.13)	0.56	0.43

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Risks Relating to the Merger

Sales of shares of our Common Stock by former GS MMLC stockholders may cause the market price of our Common Stock to decline.

In connection with the Merger, we issued approximately 61.0 million shares of our Common Stock to the former stockholders of GS MMLC (each, an “Affected Stockholder”).  Pursuant to GSBD’s amended and restated certificate of incorporation (the “Amended and Restated Charter”) that became effective upon the closing of the Merger, the Affected Stockholders are generally restricted from transferring their respective shares of our Common Stock for at least 90 days following the date of the closing of the Merger (the “Closing Date”) without the prior written consent of our Board of Directors. Transfer restrictions on 1/3 of the Affected Stockholders’ shares will lapse after 90 days from the Closing Date, transfer restrictions on an additional 1/3 of the Affected Stockholders’ shares will lapse after 180 days from the Closing Date, and transfer restrictions on the remaining 1/3 of the Affected Stockholders’ shares will lapse after 270 days from the Closing Date.

Subject to compliance with the lock-up provisions described above, the Affected Stockholders may decide to sell the shares of our Common Stock that they received pursuant to the Merger Agreement. Following the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of shares of our Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our Common Stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should it desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our Common Stock prevailing from time to time.

In addition, certain former GS MMLC stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our Common Stock that they received pursuant to the Merger Agreement. Such sales of our Common Stock could have the effect of depressing the market price for our Common Stock and may take place promptly following the expiration of the relevant lock-up periods.

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

The rights associated with our Common Stock to be received by the GS MMLC stockholders as a result of the Merger are substantially the same as the rights associated with the shares of GS MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated Charter. Under the Amended and Restated Charter, transfer restrictions will be imposed on the Affected Stockholders such that, without the consent of the Board:

•

for 90 days following the Closing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of our Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement;

•

for 180 days following the Closing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of our Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement; and

•

for 270 days following the Closing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of our Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this quarterly report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 13, 2020).

3.2	Bylaws (incorporated by reference to Exhibit (b) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: November 5, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)