Form 10-K
period 2020-12-31
Goldman Sachs BDC, Inc.
filed 2021-02-25
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No X

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $548.19 million.

As of February 25, 2021, there were 101,592,171 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Goldman Sachs BDC, Inc.’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

GOLDMAN SACHS BDC, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2020

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•	the ability to realize the anticipated benefits of the Merger (as defined below).

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “GS BDC,” “Company,” “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to Group Inc., together with GS &Co., GSAM and its other subsidiaries and affiliates.

ITEM 1.	BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2020, we originated more than $4.21 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), collectively with other accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

The Merger with Goldman Sachs Middle Market Lending Corp.

On October 12, 2020, we completed our previously announced merger with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020. As a result of the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. In connection with the Merger, GSAM reimbursed each of us and GS MMLC, in each case in an amount of $4.00 million, for all fees and expenses incurred and payable by us or GS MMLC, in connection with or related to the Merger (including all documented fees and expenses of counsel, accountants, experts and consultants to us or the special committee of our board of directors (the “Board of Directors”), on the one hand, or GS MMLC or the special committee of its board of directors, on the other hand). For more information about the Merger, see Note 13 “Merger with GS MMLC” to our consolidated financial statements included in this report.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2020
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)
First Lien/Senior Secured Debt	$2,489.28	$2,526.97	78.0%
First Lien/Last-Out Unitranche	138.96	143.23	4.4
Second Lien/Senior Secured Debt	458.92	457.73	14.1
Unsecured Debt	1.05	0.33	0.0
Preferred Stock	19.87	48.08	1.5
Common Stock	73.74	65.40	2.0
Warrants	0.76	1.03	0.0
Total Investments	$3,182.58	$3,242.77	100.0%

As of December 31, 2020, our portfolio consisted of 265 investments in 123 portfolio companies across 39 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2020, were Health Care Technology, Software, Interactive Media & Services and Health Care Providers & Services, which represented 10.5%, 10.1%, 8.4% and 7.9%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2020 was United States 97.6%, Ireland 1.6%, Canada 0.8%, Germany 0.0% and Singapore 0.0%.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2020
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.3%	8.6%
First Lien/Last-Out Unitranche(2) (3)	9.3	9.4
Second Lien/Senior Secured Debt(2)	10.4	10.7
Unsecured Debt(2)	0.0	0.0
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	8.4%	8.6%

(1)	The weighted average yield at amortized cost of our portfolio excludes the purchase discount and amortization related to the Merger and does not represent the total return to our stockholders.
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

December 31, 2020
Number of portfolio companies	123
Percentage of performing debt bearing a floating rate(1)	99.1%
Percentage of performing debt bearing a fixed rate(1)(2)	0.9%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.9%
Weighted average leverage (net debt/EBITDA)(4)	6.0x
Weighted average interest coverage(4)	2.6x
Median EBITDA(4)	$34.20 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual). Excludes the purchase discount and amortization related to the Merger

(4)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.1% of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. On March 23, 2015, we closed our initial public offering (“IPO”), issuing 6,000,000 shares of common stock at a public offering price of $20.00 per share. Net of offering and underwriting costs, we received cash proceeds of $114.57 million. On April 21, 2015, we issued an additional 900,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the IPO. On May 24, 2017, we sold 3,250,000 shares of our common stock at a public offering price of $22.50 per share. Net of underwriting costs and offering expenses, we received cash proceeds of $69.65 million. On May 26, 2017, we issued an additional 487,500 shares of our common stock pursuant to the underwriters’ exercise of the option to purchase additional shares that we granted in connection with the May 24, 2017 sale of our common stock. Net of underwriting costs, we received additional cash proceeds of $10.64 million. On October 12, 2020, as a result of the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. As of December 31, 2020, Group Inc. owned 6.39 % of our common stock.

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

GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.9 trillion of assets under supervision as of December 31, 2020.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 28 investment professionals, as of December 31, 2020, all of whom are dedicated to our investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the us. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 19 years of experience in leveraged finance and private transactions.

Investment Committee

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

As of December 31, 2020, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 96.5% secured debt investments (82.4% in first lien debt (including 4.4% in first lien/last-out unitranche loans) and 14.1% in second lien debt), 0.0% in unsecured debt investments, 1.5% in preferred stock, 2.0% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS PMMC, GS MMLC (which was merged with us on October 12, 2020), GS PMMC II and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Our due diligence typically includes, but is not limited to: (i) review of historical and prospective financial information; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) on-site visits; (v) interviews with management, employees, customers and vendors of the potential portfolio company; (vi) review of loan documents; (vii) background checks; and (viii) research relating to the portfolio company’s management, industry, markets, products and services and competitors.

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

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by (i) requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; (ii) incorporating “put” rights and call protection into the investment structure; and (iii) negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over our investments to better position the portfolio as market conditions change.

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS PMMC and GS PMMC II), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS PMMC, GS MMLC (which was merged with us on October 12, 2020) and GS PMMC II, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS PMMC II), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and the co-investments are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS PMMC II and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee (each as defined below) payable to the Investment Adviser).

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

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.[1] The GSAM Private Credit Group believes that there is an attractive investment environment for GSBD to provide loans to U.S. middle market companies.

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

[1]	Estimate for 2020 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org.

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 702 investment professionals and approximately $1.9 trillion in assets under supervision as of December 31, 2020.2 GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

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

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.”

Management Fee

We pay the Investment Adviser a management fee (the “Management Fee”), which accrues and is payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.00% (0.25% per quarter), in each case, of the average value of our gross assets (excluding cash or cash equivalents (such as investments in money market funds) but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the year ended December 31, 2020, Management Fees amounted to $16.85 million, of which the Investment Adviser has voluntarily agreed to waive $3.81 million. As of December 31, 2020, $5.95 million remained payable. For the year ended December 31, 2019, Management Fees amounted to $14.70 million.

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

Beginning with the calendar quarter that commenced on January 1, 2015, the Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2015) (such period, the “Trailing Twelve Quarters”). The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year by reference to an Annual Period (as defined below).

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

Quarterly Incentive Fee Based on Income. For the portion of the Incentive Fee based on income, we pay our Investment Adviser a quarterly Incentive Fee based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” Ordinary Income is net of all fees and expenses, including the Management Fee but excluding any Incentive Fee.

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

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Incentive Fee based on income to our Investment Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Incentive Fee based on income that is payable to our Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Incentive Fee based on income to our Investment Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Incentive Fee based on income that is payable to our Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Incentive Fee based on income to our Investment Adviser equal to the Incentive Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

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

For the year ended December 31, 2020, Incentive Fees based on income amounted to $35.85 million. As of December 31, 2020, $2.67 million remained payable. For the year ended December 31, 2019, Incentive Fees based on income amounted to $9.22 million. For the years ended December 31, 2020 and December 31, 2019, we did not accrue any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by us under the Investment Management Agreement by and between us and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that our net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the years ended December 31, 2020 and 2019, GSAM agreed to waive $23.07 million and $0.39 million of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $10.11 million of Incentive Fees for the year ended December 31, 2020 attributable to the purchase discount resulting from the Merger.

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

In Quarter 2, the Ordinary Income of $1.5 million does not exceed the Hurdle Amount of $1.75 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $3.5 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $4.375 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $300,000 ($1.5 million ((100% of $875,000) + (20% of 3,125,000)) minus $1.2 million paid in Quarter 1) is payable to our Investment Adviser for Quarter 2.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors determined at a virtual meeting held on August 4, 2020 to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (i) the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser; (ii) the contractual terms of the Investment Management Agreement, including the structure of the Management Fee imposed on gross assets (excluding cash) and the Incentive Fee imposed on net investment income and capital gains; (iii) comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies; (iv) information about the services performed and the personnel performing such services under the Investment Management Agreement; (v) comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies; (vi) the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us; (vii) any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us; (viii) other potential benefits to us as a result of our relationship with the Investment Adviser; and (ix) such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2021.

For the year ended December 31, 2019, we paid our Investment Adviser a total of $21.46 million in fees pursuant to the Investment Management Agreement, which consisted of $14.48 million in Management Fees and $6.98 million in Incentive Fees. For the year ended December 31, 2020, we paid our Investment Adviser a total of $12.60 million in fees pursuant to the Investment Management Agreement, which consisted of $10.75 million in Management Fees and $1.85 million in Incentive Fees. Additionally, for the year ended December 31, 2020, we paid our Investment Adviser a total of $10.83 million in fees pursuant to GS MMLC’s investment management agreement with the Investment Adviser, which consisted of $4.16 million in Management Fees and $6.67 million in Incentive Fees, and which were assumed in the Merger. The investment advisory agreement between the Investment Adviser and GS MMLC was terminated in connection with the closing of the Merger.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our future success.”

Limitation of Liability of Our Investment Adviser and the Company

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200%, or 150% if certain requirements are met, immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

Information regarding how we vote proxies relating to portfolio securities during the twelve-month period ended December 31, 2020 is available upon request by writing to Goldman Sachs BDC, Inc., Attention: Itai Baron, Investor Relations, 200 West Street, New York, New York 10282.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect your information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC and GS PMMC II. On January 4, 2017, the SEC granted GS PMMC, GS MMLC (which was merged with us on October 12, 2020), GS PMMC II and us, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS PMMC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

Market Developments and General Business Environment

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

•	The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

Legal and Regulatory

•

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

•

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

•

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

•	We incur significant costs as a result of being a public company.
•

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our securities.

•

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

•	Our ability to enter into transactions with our affiliates is restricted.
•	Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.
•	Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.
•	Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•	Certain investors are limited in their ability to make significant investments in us.

Competition

•	We are dependent upon management personnel of our Investment Adviser for our future success.
•	We operate in a highly competitive market for investment opportunities.

Operational

•

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

•	Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

Our Business and Structure

•	Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•	Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.
•	Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.
•	Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

•	Our ability to grow depends on our ability to raise additional capital.
•	We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•

Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

•	The Incentive Fee based on income takes into account our past performance.
•	Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•	Goldman Sachs has influence, and may continue to exert influence, over our management and affairs and over most votes requiring stockholder approval.
•	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•	We may experience fluctuations in our quarterly results.
•	We are exposed to risks associated with changes in interest rates.
•	We may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

Portfolio Company Investments

•	Our investments are very risky and highly speculative.
•	Investing in middle-market companies involves a number of significant risks.
•

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

•	The lack of liquidity in our investments may adversely affect our business.
•

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

•	We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•	We may be subject to risks associated with investments in real estate loans.
•	We may be subject to risks associated with investments in energy companies.
•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•	Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•	Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•	We may be exposed to special risks associated with bankruptcy cases.
•	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.
•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

•	Our portfolio companies may be highly leveraged.
•	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.
•	We may expose ourselves to risks if we engage in hedging transactions.
•	We may form one or more CLOs, which may subject us to certain structured financing risks.

Our Securities

•	Investing in our securities involves an above average degree of risk.
•	The market price of our securities may fluctuate significantly.
•	Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV per share.
•	Sales of substantial amounts of our common stock in the public market may have a material adverse effect on the market price of our common stock.
•	Our stockholders may experience dilution upon the conversion of our Convertible Notes.
•	Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
•	Our stockholders that do not opt out of our dividend reinvestment plan should generally expect to have current tax liabilities without receiving cash to pay such liabilities.
•	We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

•

Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, including the substantial ownership interest of Group Inc., could deter takeover attempts and have an adverse impact on the price of our common stock.

•

We may not be able to pay you distributions on our common stock or preferred stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

•	The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.
•	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•	Our stockholders may receive shares of our common stock or preferred stock as distributions, which could result in adverse tax consequences to them.
•

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

•	Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
•	Purchases of our common stock pursuant to the 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.
•	Purchases of our common stock by us under the 10b5-1 Plan or otherwise may result in dilution to our NAV per share.
•

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

•	Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•	Our credit ratings may not reflect all risks of an investment in our debt securities.
•	Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.
•

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and that investors in our debt securities may not receive all of the interest income to which they are entitled.

Market Developments and General Business Environment

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has caused, and may continue to cause, increased volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. On January 31, 2020, the United Kingdom withdrew from the European Union and the United Kingdom entered a transition period that expired on December 31, 2020. During this transition phase, the United Kingdom and the European Union sought to negotiate and finalize a new, more permanent trade deal. On December 24, 2020, negotiators representing the United Kingdom and the European Union came to a preliminary trade agreement, the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the European Union’s and United Kingdom’s relationship following the end of the transition period. On December 30, 2020, the United Kingdom and the European Union signed the TCA, which was ratified by the British Parliament on the same day. The TCA has been provisionally applied since January 1, 2021 but cannot formally enter into force until ratified by the European Parliament. In the event that the European Parliament does not ratify the TCA before February 28, 2021, the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. However, even under the TCA, many aspects of the United Kingdom-European Union trade relationship remain subject to further negotiation. Due to political uncertainty, it is not possible to anticipate the form or nature of the future trading relationship between the United Kingdom and the European Union. While certain measures have been proposed and/or implemented within the United Kingdom and at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets, it is not currently possible to determine whether such measures would achieve their intended effects. Notwithstanding the foregoing, the extent of the impact of the withdrawal and the resulting economic arrangements in the United Kingdom and in global markets as well as any associated adverse consequences remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments in issuers that are economically tied to the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

Legal and Regulatory

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

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC, GS MMLC (which was merged with us on October 12, 2020) and GS PMMC II), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC II and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Competition

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

A number of entities, including GS PMMC and GS PMMC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS PMMC and GS PMMC II or any other investment fund managed by our affiliates and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

Operational

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Management Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our portfolio companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers, and the information systems of our portfolio companies. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Our Business and Structure

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee team as GS PMMC and GS PMMC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS PMMC, GS MMLC (which was merged with us on October 12, 2020) and GS PMMC II, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS PMMC and GS PMMC II), each of whose investment adviser is GSAM, after the date of the exemptive order, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS PMMC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy currently provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS PMMC and GS PMMC II)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS PMMC and GS PMMC II)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, our Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an Investment Adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS PMMC and GS PMMC II, and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders will be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, our senior secured revolving credit agreement with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent (as amended, the “Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(23.84)%	(13.54)%	(3.23)%	7.08%	17.39%

(1)

Based on (i) $3,329.68 million in total assets including debt issuance costs as of December 31, 2020, (ii) $1,644.38 million in outstanding indebtedness as of December 31, 2020, (iii) $1,615.14 million in net assets as of December 31, 2020 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.17%.

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

The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2015) (such period the “Trailing Twelve Quarters”). The effect of calculating the Incentive Fee using reference to the Trailing Twelve Quarters is that, in certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an Incentive Fee may still be paid to our Investment Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, our Investment Adviser would be entitled to an Incentive Fee whereas it would not have been entitled to an Incentive Fee if calculated solely on the basis of our performance for the applicable quarter.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns. Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS PMMC and GS PMMC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

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

Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2020, Group Inc. owned 6.39% of our outstanding common stock. GS & Co., a wholly owned subsidiary of Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with Group Inc. to below 25.0% of our outstanding common stock. Therefore, Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to

LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Very low or negative interest rates may magnify interest rate risk. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2020, Health Care Technology, together with Health Care Providers & Services and Health Care Equipment & Supplies, represented 23.1% of our portfolio at fair value. Our investments in Health Care Technology, Health Care Providers & Services and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2020, Software represented 10.1% of our portfolio at fair value. Our investments in Software is subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage or debt participation;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in the agreements governing our indebtedness or compliance with the requirements for maintenance of our RIC status.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Our Business and Structure—We are exposed to risks associated with changes in interest rates.”

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) into common stock) or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 6.39% of our common stock as of December 31, 2020, Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, including the substantial ownership interest of Group Inc., could deter takeover attempts and have an adverse impact on the price of our common stock.

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

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how we, the Investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the Investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount (“OID”), which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted payment-in-kind (“PIK”) interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or original issue discount on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock.  Moreover, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our stockholders may receive shares of our common stock or preferred stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock or preferred stock. We currently do not intend to pay distributions in shares of our common stock or preferred stock, but there can be no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds

2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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

Purchases of our common stock pursuant to the 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, until November 9, 2021. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under the 10b5-1 Plan or otherwise may result in dilution to our NAV per share.

We are authorized to repurchase shares of common stock when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), including under the 10b5-1 Plan. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases.

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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Distributions

Our common stock is traded on the NYSE under the symbol “GSBD”. Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV in the future. See “Item 1A. Risk Factors—Our Securities.”

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2020, 2019 and 2018, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us.  On February 24, 2021, the last reported closing sales price of our common stock on the NYSE was $18.12 per share, which represented a premium of approximately 13.9% to the NAV per share reported by us as of December 31, 2020.

				Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)
		Closing Sales Price
	NAV(1)	High	Low			Declared Distribution(3)
For the Year Ended December 31, 2020
Fourth Fiscal Quarter	$15.91	$19.57	$14.95	23.0%	(6.0)%	$0.60	(4)
Third Fiscal Quarter	$15.49	$16.35	$14.99	5.6%	(3.2)%	$0.45
Second Fiscal Quarter	$15.14	$18.09	$11.40	19.5%	(24.7)%	$0.45
First Fiscal Quarter	$14.72	$22.45	$8.38	52.5%	(43.1)%	$0.45
For the Year Ended December 31, 2019
Fourth Fiscal Quarter	$16.75	$22.30	$19.25	33.1%	14.9%	$0.45
Third Fiscal Quarter	$16.98	$20.70	$19.31	21.9%	13.7%	$0.45
Second Fiscal Quarter	$17.21	$20.97	$18.71	21.8%	8.7%	$0.45
First Fiscal Quarter	$17.25	$21.23	$18.75	23.1%	8.7%	$0.45
For the Year Ended December 31, 2018
Fourth Fiscal Quarter	$17.65	$22.23	$18.10	25.9%	2.5%	$0.45
Third Fiscal Quarter	$18.13	$22.64	$20.70	24.9%	14.2%	$0.45
Second Fiscal Quarter	$18.08	$21.00	$18.95	16.2%	4.8%	$0.45
First Fiscal Quarter	$18.10	$22.61	$19.02	24.9%	5.1%	$0.45

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price, less NAV, divided by NAV as of the last day in the relevant quarter.
(3)	Represents the dividend or distribution declared in the relevant quarter.
(4)	Consists of a quarterly dividend of $0.45 per share and additional special dividends in aggregate of $0.15 per share, all of which were declared in the fourth quarter of 2020.

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

Please refer to “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 Significant Accounting Policies—Distributions” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risk Factors—Our Securities—We may not be able to pay you distributions on our common stock or preferred stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.”

Unless our stockholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common stock under our dividend reinvestment plan. See “Item 1. Business—Dividend Reinvestment Plan.”

The following table summarizes the distributions declared on shares of our common stock and shares distributed pursuant to the dividend reinvestment plan to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45	46,407
August 4, 2020	September 30, 2020	October 15, 2020	$0.45	49,015
November 4, 2020	December 31, 2020	January 15, 2021	$0.45	—**
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	—**
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	—**
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05	—**

For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45	35,306
May 7, 2019	June 28, 2019	July 15, 2019	$0.45	35,408
July 30, 2019	September 30, 2019	October 15, 2019	$0.45	29,141
October 30, 2019	December 31, 2019	January 15, 2020	$0.45	34,566

*In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

** Shares issued pursuant to the dividend reinvestment plan are determined and issued on the applicable payment date.

Holders

As of February 25, 2021, there were approximately 23 holders of record of our common stock (including Cede & Co.).

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 18, 2015 (the date our common stock commenced trading on the NYSE) to December 31, 2020 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 18, 2015, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses

The following table is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear, directly or indirectly, based on the assumptions set forth below. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to our fees or expenses, we will pay such fees and expenses out of our net assets and, consequently, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load (as a percentage of offering price)	None(1)
Offering expenses (as a percentage of offering price)	None(1)
Dividend reinvestment plan expenses(3)	None(2)
Total stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees(5)	1.64%
Incentive fees(6)	0.74%
Interest payments on borrowed funds(7)	3.51%
Other expenses(8)	1.21%
Total annual expenses	7.10%

(1)	In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load (underwriting discount or commission).
(2)

The applicable prospectus or prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)

The expenses of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.12 per share brokerage commission from the proceeds. See “Item 1. Business—Dividend Reinvestment Plan.”

(4)	“Net assets attributable to common stock” equals average net assets as of December 31, 2020.
(5)

Our management fee is calculated at (i) an annual rate of 1.00% (0.25% per quarter) thereafter, in each case, of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. See “Item 1. Business —Investment Management Agreement.” The management fee referenced in the table above is annualized based on actual amounts incurred during the three months ended December 31, 2020.

(6)

The Incentive Fee payable to our Investment Adviser is based on our performance and is not paid unless we achieve certain goals. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not. For more detailed information about the Incentive Fee, see “Item 1. Business —Investment Management Agreement.” The Incentive Fee referenced in the table above is annualized based on actual net amounts incurred during the three months ended December 31, 2020.

(7)

Interest payments on borrowed funds represents annualized borrowings under the $155.0 million of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”), the $360.0 million aggregate principal amount of our 3.75% Notes due 2025 (the “2025 Notes”), and the $500.0 million of our 2.875% Notes due 2026 (the “2026 Notes”).  In addition, interest payments on borrowed funds includes our annualized interest expense based on borrowings under the Revolving Credit Facility for the three months ended December 31, 2020, which bore a weighted average interest rate of 2.02%.  We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the Investment Company Act.

(8)

“Other expenses” includes overhead expenses, including payments under the administration agreement with our administrator (the “Administration Agreement”), and is annualized based on actual amounts incurred during the three months ended December 31, 2020. See “Item1. Business—Administration Agreement.”

Although not reflected above, the Investment Adviser expects to continue to waive a portion of its management fee payable by us in an amount equal to any management fees it earns as an investment adviser for any affiliated money market funds in which we invest.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above, except for the Incentive Fee based on income. Transaction expenses are not included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the Incentive Fee based on capital gains)	63	187	307	595
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the Incentive Fee based on capital gains)	73	216	355	684

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The Incentive Fee under our Investment Management Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. The example assumes reinvestment of all distributions at NAV. In addition, while the example assumes reinvestment of all dividends and distributions at NAV, under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from NAV. See “Item 1. Business—Dividend Reinvestment Plan.”

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Senior Securities

Information about our senior securities is shown in the following tables as of the end of the last nine fiscal years. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, as of December 31, 2020, is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility	(in thousands)
December 31, 2020	$629.38	$1,979.61	—	N/A
December 31, 2019	$618.41	$1,869.46	—	N/A
December 31, 2018	$509.42	$2,062.21	—	N/A
December 31, 2017	$431.25	$2,328.75	—	N/A
December 31, 2016	$387.75	$2,323.00	—	N/A
December 31, 2015	$419.00	$2,643.56	—	N/A
December 31, 2014	$350.00	$2,641.66	—	N/A
December 31, 2013	$—	N/A	—	N/A
December 31, 2012	$—	N/A	—	N/A
Convertible Notes due 2022
December 31, 2020	$155.00	$1,979.61	—	N/A
December 31, 2019	$155.00	$1,869.46	—	N/A
December 31, 2018	$155.00	$2,062.21	—	N/A
December 31, 2017	$115.00	$2,328.75	—	N/A
December 31, 2016	$115.00	$2,323.00	—	N/A
Unsecured Notes due 2025
December 31, 2020	$360.00	$1,979.61	—	N/A
Unsecured Notes due 2026
December 31, 2020	$500.00	$1,979.61	—	N/A
Foreign Currency Forward Contracts(5)
December 31, 2020	$4.38	$1,979.61	—	N/A
December 31, 2019	$4.23	$1,869.46	—	N/A
December 31, 2018	$3.90	$2,062.21	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2020, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $5,185.89.

(3)

The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “-” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because such senior securities are not registered for public trading.
(5)

We enter into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. The above table sets forth our net exposure to foreign currency forward contracts.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2020, we originated more than $4.21 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Competition–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages.”

Merger with GS MMLC

On October 12, 2020, we completed our merger with GS MMLC pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of our common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020. As a result of the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. In connection with the Merger, GSAM reimbursed each of us and GS MMLC, in each case in an amount of $4.00 million, for all fees and expenses incurred and payable by us or GS MMLC, in connection with or related to the Merger (including all documented fees and expenses of counsel, accountants, experts and consultants to us or the special committee of our board of directors (the “Board of Directors”), on the one hand, or GS MMLC or the special committee of its board of directors, on the other hand).  For more information, see Note 13 “Merger with GS MMLC” to our consolidated financial statements included in this report.

Impact of COVID-19 Pandemic

The resurgence in the spread of COVID-19 toward the end of 2020 and into 2021 has created greater uncertainty regarding the economic outlook for the near term, even as early efforts to distribute vaccines are underway. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

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

In response to the COVID-19 pandemic, Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the majority of its employees continue to work remotely during most of 2020 and continue to do so in January 2021. In order to re-open offices to Goldman Sachs employees after initial restrictions began to ease in the second quarter of 2020, Goldman Sachs established policies and protocols to address safety considerations, taking into account the readiness of people, communities and facilities. Over the course of the pandemic, the extent to which Goldman Sachs employees have worked from its offices has varied based on how circumstances in each location have evolved.  Goldman Sachs is in constant dialogue with key stakeholders to assess health and safety conditions across all of its office locations and to have robust procedures in place to protect the well-being of its employees, such as controls around building access, strict physical distancing measures, enhanced cleaning regimes and on-site COVID-19 testing.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors” in Part I.

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

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with the investment management agreement (the “Investment Management Agreement”) and administration agreement (“Administration Agreement”), including:

•	our operational expenses;
•

fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

•	interest payable on debt, if any, incurred to finance our investments;
•	fees and expenses incurred by us in connection with membership in investment company organizations;
•	brokers’ commissions;
•	the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer;
•	fees and expenses associated with calculating our NAV (including expenses of any independent valuation firm);
•	legal, auditing or accounting expenses;
•	taxes or governmental fees;
•	the fees and expenses of our administrator, transfer agent or sub-transfer agent;
•	the cost of preparing stock certificates, including clerical expenses of issue, redemption or repurchase of our shares;
•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;
•	the cost of preparing and distributing reports, proxy statements and notices to our stockholders, the SEC and other regulatory authorities;
•	costs of holding stockholder meetings;
•	listing fees;
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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent, our 4.50% Convertible Notes due 2022 (the “Convertible Notes”), our 3.75% Notes due 2025 (the “2025 Notes”), and our 2.875% Notes due 2026 (the “2026 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)			(in millions)
First Lien/Senior Secured Debt	$2,489.28	$2,526.97	78.0%	$1,094.89	$1,080.67	74.3%
First Lien/Last-Out Unitranche	138.96	143.23	4.4	35.31	35.28	2.4
Second Lien/Senior Secured Debt	458.92	457.73	14.1	263.44	234.02	16.1
Unsecured Debt	1.05	0.33	0.0	7.41	7.41	0.5
Preferred Stock	19.87	48.08	1.5	41.66	48.76	3.4
Common Stock	73.74	65.40	2.0	67.14	48.11	3.3
Warrants	0.76	1.03	0.0	—	—	—
Total Investments	$3,182.58	$3,242.77	100.0%	$1,509.85	$1,454.25	100.0%

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.3%	8.6%	8.6%	9.1%
First Lien/Last-Out Unitranche(2) (3)	9.3	9.4	10.0	10.0
Second Lien/Senior Secured Debt(2)	10.4	10.7	9.2	11.2
Unsecured Debt(2)	0.0	0.0	11.7	11.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.4%	8.6%	8.2%	8.9%

(1)	The weighted average yield at amortized cost of our portfolio excludes the purchase discount and amortization related to the Merger and does not represent the total return to our stockholders.
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

As of December 31, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.6%, as compared to 8.2% and 8.9%, as of December 31, 2019. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the receipt of senior secured loans from the Merger. Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the amendment of Conergy Asia & ME Pte. LTD and repayment of CB-HDT Holdings, Inc. (dba Hunter Defense Technologies).

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.)

	As of
	December 31, 2020	December 31, 2019
Number of portfolio companies	123	106
Percentage of performing debt bearing a floating rate(1)	99.1%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.9%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.7%	9.0%
Weighted average yield on debt and income producing investments, at fair value(3)	8.9%	9.6%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	5.7x
Weighted average interest coverage(4)	2.6x	2.4x
Median EBITDA(4)	$34.20 million	$37.64 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual). Excludes the purchase discount and amortization related to the Merger.

(4)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments and excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.1% and 25.1%, of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$64.15	2.0%	$12.17	0.8%
Grade 2	2,822.45	87.0	1,366.84	94.1
Grade 3	353.16	10.9	60.04	4.1
Grade 4	3.01	0.1	15.20	1.0
Total Investments	$3,242.77	100.0%	$1,454.25	100.0%

The increase in investments with a grade 1 investment performance rating as of December 31, 2020 compared to December 31, 2019 was primarily driven by investments with an aggregate fair value of $64.15 million being upgraded due to potential exits, partially offset by the repayment of investments with an aggregate fair value of $12.17 million. The increases in investments with a grade 2 and grade 3 investment performance rating was primarily a result of the acquired investments from the Merger. The decrease in investments with a grade 4 investment performance rating as of December 31, 2020 compared to December 31, 2019 was primarily driven by the sale of one investment with a fair value of $12.70 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$3,160.47	99.3%	$1,480.08	98.0%
Non-accrual	22.11	0.7	29.77	2.0
Total Investments	$3,182.58	100.0%	$1,509.85	100.0%

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

The following table shows our investment activity by investment type(1)(2)(3):

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$507.09	$574.02
First Lien/Last-Out Unitranche	9.01	0.61
Second Lien/Senior Secured Debt	1.45	11.45
Preferred Stock	0.04	19.00
Total	$517.59	$605.08
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$260.04	$437.90
First Lien/Last-Out Unitranche	0.47	56.25
Second Lien/Senior Secured Debt	59.30	102.56
Unsecured Debt	7.04	—
Preferred Stock	15.40	—
Common Stock	—	2.50
Total	$342.25	$599.21
Net increase (decrease) in portfolio	$175.34	$5.87
Number of new portfolio companies with new investment commitments	23	30
Total new investment commitment amount in new portfolio companies	$406.48	$444.36
Average new investment commitment amount in new portfolio companies	$17.67	$14.81
Number of existing portfolio companies with new investment commitments	10	22
Total new investment commitment amount in existing portfolio companies	$111.11	$160.72
Weighted average remaining term for new investment commitments (in years)(4)	5.3	5.0
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(5)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(6)	8.0%	8.9%
Weighted average yield on new investment commitments(7)	8.0%	8.7%
Weighted average yield on debt and income producing investments sold or repaid(8)	7.9%	10.3%
Weighted average yield on investments sold or repaid(9)	7.5%	9.4%

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

(2)

In May 2019, in connection with the effective liquidation and dissolution of the Senior Credit Fund, we received our pro rata portion of senior secured loans of $215.10 million and $210.09 million at amortized cost and at fair value, respectively and assumed our pro rata portion of unfunded loan commitments totaling $5.66 million. The senior secured loans received consisted of 48 investments in 30 portfolio companies. As of September 30, 2019 the senior secured loans received had a weighted average yield at amortized cost and fair value of 7.9% and 9.8%. The impact of this transaction is excluded from the information presented in the table. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

(3)

In October 2020, in connection with the Merger, we acquired investments of $1,691.26 million at fair value, inclusive of the $83.96 purchase discount (as defined below) allocated to the cost of the investments acquired from GS MMLC, and assumed unfunded loan commitments totaling $84.89 million. The investments received consisted of 186 investments in 88 portfolio companies. As of December 31, 2020 the senior secured loans received had a weighted average yield at amortized cost (excluding the purchase discount and amortization related to the Merger) and fair value of 9.1% and 8.8%. The impact of this transaction is excluded from the information presented in the table. For additional information see Note 13 “Merger with GS MMLC” in our consolidated financial statements included in this report.

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2019 and 2018 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2019.

Our operating results were as follows:

	For the Years Ended December 31,
	2020	2019
	(in millions)
Total investment income	$172.96	$147.26
Net expenses	61.63	65.72
Net investment income before taxes	111.33	81.54
Income tax expense, including excise tax	1.43	1.82
Net investment income after taxes	109.90	79.72
Net realized gain (loss) on investments	(43.75)	(39.13)
Net unrealized appreciation (depreciation) on investments	115.78	(5.48)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	(5.81)	0.87
Net realized and unrealized gains (losses)	66.22	(43.74)
Income tax (provision) benefit for realized and unrealized gains	(0.01)	0.17
Net increase in net assets from operations	$176.11	$36.15

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

On October 12, 2020, we completed our Merger with GS MMLC. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of GS MMLC investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, we marked the investments to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on our Consolidated Statement of Operations.  The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

As a supplement to our financial results reported in accordance with GAAP, we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the initial recognition of the aforementioned purchase discount and the ongoing amortization thereof, as determined in accordance with GAAP.  The non-GAAP financial measures include i) Adjusted net investment income after taxes, ii) Adjusted net realized and unrealized gains (losses); and iii) Adjusted net increase in net assets from operations.  We believe that the adjustment to exclude the full effect of the purchase discount is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations.  Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

	For the Years Ended December 31,
	2020	2019
	(in millions)
Net investment income after taxes	$109.90	$79.72
Less: Purchase discount amortization	10.11	—
Adjusted net investment income after taxes	$99.79	$79.72

Net realized and unrealized gains (losses)	$66.22	$(43.74)
Less: Net change in unrealized appreciation due to the purchase discount	73.41	—
Less: Realized gain due to the purchase discount	0.44	—
Adjusted net realized and unrealized gains (losses)	$(7.63)	$(43.74)

Net increase in net assets from operations	$176.11	$36.15
Less: Purchase discount amortization	10.11	—
Less: Net change in unrealized appreciation due to the discount	73.41	—
Less: Realized gain due to the purchase discount	0.44	—
Adjusted net increase in net assets from operations	$92.15	$36.15

Investment Income

	For the Years Ended December 31,
	2020	2019
	(in millions)
Interest	$162.77	$136.58
Dividend income	0.20	3.63
Payment-in-kind	7.60	4.47
Other income	2.39	2.58
Total investment income	$172.96	$147.26

Interest

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $136.58 million for the year ended December 31, 2019 to $162.77 million for the year ended December 31, 2020. The increase is primarily driven from the interest-bearing investments acquired in October 2020 from the Merger and the amortization of the purchase discount from the Merger.  The increase was partially offset by the decrease in LIBOR. Included in interest for the years ended December 31, 2020 and 2019 is $1.82 million and $1.93 million in prepayment premiums and $3.88 million and $4.57 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.04 million and $5.89 million for exit fees on investments.

Dividend income

Dividend income decreased from $3.63 million for the year ended December 31, 2019 to $0.20 million for the year ended December 31, 2020. The decrease was due to the effective liquidation and dissolution of the Senior Credit Fund in May 2019. For additional information see “Senior Credit Fund, LLC” below and Note 4 “Investments” in our consolidated financial statements included in this report.

Payment-in-kind

PIK income from investments increased from $4.47 million for the year ended December 31, 2019 to $7.60 million for the year ended December 31, 2020. The increase was due to the increase in the number of investments earning PIK income.

Other income

Other income remained relatively consistent for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Expenses

	For the Years Ended December 31,
	2020	2019
	(in millions)
Interest and other debt expenses	$39.90	$36.31
Management fees	16.85	14.70
Incentive fees	35.85	9.22
Professional fees	2.51	2.95
Directors’ fees	0.64	0.46
Other general and administrative expenses	2.87	2.47
Total Expenses	$98.62	$66.11
Fee waivers	(36.99)	(0.39)
Net Expenses	$61.63	$65.72

Interest and other debt expenses

Interest and other debt expenses increased from $36.31 million for the year ended December 31, 2019 to $39.90 million for the year ended December 31, 2020. The increase is primarily driven by the incremental amortization of debt issuance costs from the issuance of the 2025 Notes and 2026 Notes, as well as the amendment to the Revolving Credit Facility in connection with the Merger.  In addition, unused commitments fees on our Revolving Credit Facility increased.  Interest expense remained relatively consistent, which was primarily driven by a decrease in the weighted average interest rate from 4.25% to 3.17%, partially offset by an increase in average daily borrowings from $766.50 million to $1,037.50 million.

Management Fees and Incentive Fees

Net Management fees decreased from $14.70 million for the year ended December 31, 2019 to $13.04 million for the year ended December 31, 2020. The decrease was primarily as a result of our Investment Adviser voluntarily waiving Management fees by $3.81 million for the year ended December 31, 2020.

Net Incentive fees decreased from $8.83 million for the year ended December 31, 2019 to $2.67 million for the year ended December 31, 2020. The decrease was primarily as a result of our Investment Adviser contractually and voluntarily waiving Incentive fees by $33.18 million for the year ended December 31, 2020 in connection with the Merger, and net realized losses on certain portfolio companies. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Professional fees and other general and administrative expenses

Professional fees and other general and administrative expenses remained relatively consistent for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2020	2019
	(in millions)
Animal Supply Holdings, LLC	$(35.98)	$—
ASC Acquisition Holdings, LLC	—	(24.72)
Country Fresh Holdings, LLC	—	(8.41)
NTS Communications, Inc.	—	(7.22)
MPI Products LLC	(5.58)	—
Bolttech Mannings, Inc.	(4.70)	—
Accuity Delivery Systems, LLC	3.76	—
Other, net	(1.25)	1.22
Net realized gain (loss)	$(43.75)	$(39.13)

For the year ended December 31, 2020, net realized losses were primarily driven by our investments in four portfolio companies. In August 2020, our first lien debt investment, preferred and common equity in Animal Supply Holdings, LLC was exchanged for second lien debt, common equity and a right to purchase additional first lien debt, second lien debt and common equity, which resulted in a realized loss of $35.98 million. In March 2020, there was a restructure of our second lien debt investment in MPI Products LLC (“MPI”), which resulted in a realized loss of $5.58 million. The private equity sponsor that purchased MPI provided it with new capital and we received newly issued second lien debt and non-interest bearing second lien debt. Also in March 2020, our second lien debt investment in Bolttech Mannings, Inc. was exchanged for common equity, which resulted in a realized loss of $4.70 million. In October 2020, we sold our preferred stock in Accuity Delivery Systems, LLC, which resulted in a realized gain of $3.76 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Years Ended December 31,
	2020	2019
	($ in millions)
Unrealized appreciation	$140.10	$47.35
Unrealized depreciation	(24.32)	(52.83)
Net change in unrealized appreciation (depreciation) on investments	$115.78	$(5.48)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2020
Portfolio Company:	($ in millions)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	$22.84
Zep Inc.	16.81
Wrike, Inc.	8.11
MPI Products LLC	6.39
Wine.com, LLC	5.57
Other, net(1)	68.98
MPI Engineered Technologies, LLC	(1.33)
Bolttech Mannings, Inc.	(1.40)
Accuity Delivery Systems, LLC	(2.07)
IHS Intermediate Inc. (dba Interactive Health Solutions)	(2.50)
Convene 237 Park Avenue, LLC (dba Convene)	(5.62)
Total	$115.78

(1)	For the year ended December 31, 2020, other, net includes gross unrealized appreciation of $80.39 million and gross unrealized depreciation of $(11.41) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2020 included $73.41 net unrealized appreciation due to the purchase discount from the Merger across 88 portfolio companies that were acquired. Generally, our investments continued to improve from the impact by the COVID-19 pandemic.  Businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” In addition, the net change in unrealized appreciation (depreciation) was driven by the financial improvement of CB-HDT Holdings, Inc. and Zep Inc.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 198% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2020, we had cash of approximately $32.14 million, an increase of $22.73 million from December 31, 2019. Cash provided by operating activities for the year ended December 31, 2020 was approximately $165.78 million, primarily driven by an increase in net assets from operations of $176.11 million, proceeds from sales and principal repayments of $362.74 million and cash acquired from the Merger of $177.58 million, offset by purchases of investments of $443.16 million and cash used by other operating activities of $107.49 million. Cash used by financing activities for the year ended December 31, 2020 was approximately $143.11 million, primarily driven by repayments on debt of $1,262.18 million, distributions paid of $145.60 million and other financing activities of $24.78 million, partially offset by borrowings on debt of $1,289.45 million.

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

Equity Issuances

On October 12, 2020, in connection with the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. There were no equity issuances of our common stock during the year ended December 31, 2019.

Common Stock Repurchase Plans

In February 2019, our Board of Directors approved a 10b5-1 plan (the “former 10b5-1 plan”), which provided for us to repurchase of up to $25.00 million of shares of our common stock if the stock traded below the most recently announced NAV per share, subject to limitations. The former 10b5-1 plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020. We did not repurchase any of our common stock pursuant to the former 10b5-1 plan or otherwise.

In November 2020, our Board of Directors authorized the adoption of a new common stock repurchase plan (the “10b5-1 Plan”), which provides for us to repurchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to limitations. Under the 10b5-1 Plan, no purchases will be made if such purchases would cause our Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of our unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date.

The 10b5-1 Plan was adopted and took effect on November 9, 2020.  The 10b5-1 Plan will expire on November 9, 2021. Purchases under the 10b5-1 Plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2020:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes	$155.00	$—	$155.00	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
Revolving Credit Facility	$529.57	$—	$—	$529.57	$—
Revolving Credit Facility (Euro: “€”)	€81.70	€—	€—	€81.70	€—
2026 Notes	$500.00	$—	$—	$—	$500.00

Revolving Credit Facility

On September 19, 2013, we entered into a Revolving Credit Facility with various lenders. Truist Bank (formerly known as SunTrust Bank) serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020 and November 20, 2020.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $2,250.00 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) LIBOR plus a margin of either 2.00% or (x) 1.875%  (subject to maintenance of certain long-term corporate debt ratings) or (y) 1.75% (subject to certain borrowing base conditions) or (ii) an alternative base rate, which is the highest of 0, the Prime Rate, the Federal Funds Effective Rate plus 0.50% and overnight LIBOR plus 1.00%, plus either 1.00% or (x) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (y) 0.75% (subject to certain borrowing base conditions). Borrowings denominated in non-USD bear interest of LIBOR plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on LIBOR). With respect to borrowings denominated in USD, we may elect either LIBOR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 25, 2025.

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

The Convertible Notes were issued pursuant to an indenture between us and Wells Fargo Bank (“Wells Fargo”), as Trustee. Wells Fargo Bank and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock. At the time of issuance, the Convertible Notes were convertible based on an initial conversion rate of 40.8397 shares of our common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $24.49 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. This conversion price was approximately 10.0% above the $22.26 per share closing price of our common stock on September 27, 2016 and 16.7% above the $20.99 per share closing price of our common stock on June 26, 2018. We will not have the right to redeem the Convertible Notes prior to maturity.

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

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of unsecured notes. The 2026 Notes were issued pursuant to an indenture between us and Wells Fargo Bank, as Trustee. Wells Fargo Bank and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt – 2026 Notes” to our consolidated financial statements included in this report.

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

As of December 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$242.91	$84.84
Second Lien/Senior Secured Debt	—	2.38
Total	$242.91	$87.22

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

RECENT DEVELOPMENTS

On January 26, 2021, Jonathan Lamm notified us of his intention to resign as Chief Financial Officer and Treasurer effective March 1, 2021.  Mr. Lamm’s decision to resign is not the result of any disagreement with us.  On February 24, 2021, our Board of Directors approved Joseph DiMaria as our Interim Chief Financial officer and Interim Treasurer effective March 1, 2021.

In connection with the consummation of the Merger, our Board of Directors previously declared special distributions of $0.15 per share in total, and payable in three equal quarterly installments. The first quarterly installment of $5.08 million is payable on March 15, 2021 to holders of record as of February 15, 2021. As a result of the payment of the first installment, the conversion rate relating to our Convertible Notes will be adjusted pursuant to the terms of the indenture governing the Convertible Notes. The new conversion will be 40.9553 shares of common stock per $1,000 principal amount of the Convertible Notes and became effective as of February 12, 2021, the ex-dividend date for the first installment of the special distribution.

On February 24, 2021, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 27, 2021 to holders of record as of March 31, 2021.

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

Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of December 31, 2020 and December 31, 2019, on a fair value basis, approximately 0.9% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.1% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes, 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$56.31	$(17.62)	$38.69
Up 200 basis points	31.19	(11.75)	19.44
Up 100 basis points	6.35	(5.87)	0.48
Up 75 basis points	0.94	(4.41)	(3.47)
Up 50 basis points	0.63	(2.94)	(2.31)
Up 25 basis points	0.31	(1.47)	(1.16)
Down 25 basis points	(0.24)	0.85	0.61
Down 50 basis points	(0.26)	0.85	0.59
Down 75 basis points	(0.28)	0.85	0.57
Down 100 basis points	(0.31)	0.85	0.54
Down 200 basis points	(0.39)	0.85	0.46
Down 300 basis points	(0.44)	0.85	0.41

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

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2018, 2017, 2016, 2015 and 2014, and the related consolidated statements of operations, of changes in net assets and of cash flows for the years ended December 31, 2017, 2016, 2015 and 2014 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company as of December 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, appearing on page 55, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodian, agent banks, portfolio company investees and brokers; when replies were not received, we performed other auditing procedures.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Debt Investments Developed Using Significant Unobservable Inputs Utilized in the Income Approach

As described in Note 5 to the consolidated financial statements, the Company held $3,051 million of total level 3 investments at fair value as of December 31, 2020, with debt investments representing approximately 96% of this total. For $2,359 million or 80% of those level 3 debt investments, the fair values were determined by management using the income approach. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 debt investments developed using significant unobservable inputs utilized in the income approach is a critical audit matter are the  significant judgment and estimation by management to determine the fair value of these investments due to the development of the discount rate or market yield. This in turn led to a high degree of auditor judgment, subjectivity and effort to perform procedures and to evaluate the audit evidence obtained related to the valuation of certain level 3 debt investments. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 debt investments, including controls over the development of significant unobservable inputs used in the income approach, related to the discount rate or market yield. These procedures also included, among others, either (i) testing management’s process for determining the fair value estimate, which included evaluating the appropriateness of the discounted cash flow technique; testing the completeness, accuracy, and relevance of the underlying data used in the technique; and evaluating the significant unobservable inputs used by management, related to the discount rate or market yield, by considering the consistency of the unobservable inputs with external market and industry data and evidence obtained in other areas of the audit; or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate range for certain level 3 debt investments and comparison of management’s estimate to the independently developed range of fair value estimates. Developing the independent range involved developing independent significant unobservable inputs for the discount rate or market yield in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 debt investments using a range of available market information.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2021

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 - Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Private Middle Market Credit II LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,089,481 and $1,338,268)	$3,135,745	$1,298,133
Non-controlled affiliated investments (cost of $64,699 and $83,460)	87,211	82,580
Controlled affiliated investments (cost of $28,400 and $88,119)	19,810	73,539
Total investments, at fair value (cost of $3,182,580 and $1,509,847)	$3,242,766	$1,454,252
Cash	32,137	9,409
Receivable for investments sold	2,600	93
Unrealized appreciation on foreign currency forward contracts	—	32
Interest and dividends receivable	21,593	5,702
Deferred financing costs	11,350	4,427
Other assets	1,916	1,360
Total assets	$3,312,362	$1,475,275
Liabilities
Debt (net of debt issuance costs of $17,323 and $3,680)	$1,627,060	$769,727
Interest and other debt expenses payable	10,163	2,304
Management fees payable	5,945	3,653
Incentive fees payable	2,665	1,850
Distribution payable	45,690	18,165
Unrealized depreciation on foreign currency forward contracts	355	—
Accrued expenses and other liabilities	5,343	3,451
Total liabilities	$1,697,221	$799,150
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 101,534,370 and 40,367,071 shares issued and outstanding as of December 31, 2020 and December 31, 2019)	102	40
Paid-in capital in excess of par	1,621,813	778,132
Distributable earnings	(5,353)	(100,626)
Allocated income tax expense	(1,421)	(1,421)
TOTAL NET ASSETS	$1,615,141	$676,125
TOTAL LIABILITIES AND NET ASSETS	$3,312,362	$1,475,275
Net asset value per share	$15.91	$16.75

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$157,610	$133,550	$122,600
Payment-in-kind	4,864	1,052	761
Other income	1,081	2,527	2,064
From non-controlled affiliated investments:
Interest income	4,931	2,766	2,545
Payment-in-kind	1,127	1,107	6,235
Dividend income	198	178	148
Other income	1,311	49	37
From controlled affiliated investments:
Payment-in-kind	1,605	2,311	1,791
Interest income	232	271	—
Dividend income	—	3,450	10,550
Total investment income	$172,959	$147,261	$146,731
Expenses:
Interest and other debt expenses	$39,900	$36,313	$26,232
Management fees	16,846	14,696	15,971
Incentive fees	35,845	9,220	13,988
Professional fees	2,512	2,954	3,083
Directors’ fees	640	465	461
Other general and administrative expenses	2,877	2,469	2,578
Total expenses	$98,620	$66,117	$62,313
Fee waivers	(36,986)	(394)	—
Net expenses	$61,634	$65,723	$62,313
NET INVESTMENT INCOME BEFORE TAXES	$111,325	$81,538	$84,418
Income tax expense, including excise tax	$1,429	$1,819	$1,582
NET INVESTMENT INCOME AFTER TAXES	$109,896	$79,719	$82,836
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(6,611)	$(31,278)	$1,722
Non-controlled affiliated investments	3,545	(7,226)	9
Controlled affiliated investments	(40,688)	(629)	—
Foreign currency forward contracts	82	151	7
Foreign currency transactions	63	(47)	(189)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	86,400	(13,530)	(23,558)
Non-controlled affiliated investments	23,391	16,731	(3,551)
Controlled affiliated investments	5,990	(8,682)	(3,653)
Foreign currency forward contracts	(388)	(57)	89
Foreign currency translations	(5,563)	823	688
Net realized and unrealized gains (losses)	$66,221	$(43,744)	$(28,436)
(Provision) benefit for taxes on realized gain/loss on investments	(96)	121	(446)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	92	52	(276)
NET INCREASE IN NET ASSETS FROM OPERATIONS	$176,113	$36,148	$53,678
Weighted average shares outstanding	53,940,573	40,313,662	40,184,715
Net investment income per share (basic and diluted)	$2.04	$1.98	$2.06
Earnings per share (basic and diluted)	$3.26	$0.90	$1.34

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Net assets at beginning of period	$676,125	$709,892	$725,830
Increase (decrease) in net assets from operations:
Net investment income	$109,896	$79,719	$82,836
Net realized gain (loss)	(43,609)	(39,029)	1,549
Net change in unrealized appreciation (depreciation)	109,830	(4,715)	(29,985)
(Provision) benefit for taxes on realized gain/loss on investments	(96)	121	(446)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	92	52	(276)
Net increase in net assets from operations	$176,113	$36,148	$53,678
Distributions to stockholders from:
Distributable earnings	$(100,254)	$(72,574)	$(72,339)
Total distributions to stockholders	$(100,254)	$(72,574)	$(72,339)
Capital transactions:
Issuance of common stock	$861,031	$—	$—
Equity component of convertible notes	—	—	799
Reinvestment of stockholder distributions	2,126	2,659	1,924
Net increase in net assets from capital transactions	$863,157	$2,659	$2,723
TOTAL INCREASE (DECREASE) IN NET ASSETS	$939,016	$(33,767)	$(15,938)
Net assets at end of period	$1,615,141	$676,125	$709,892
Distributions declared per share	$1.80	$1.80	$1.80

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase in net assets from operations:	$176,113	$36,148	$53,678
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(443,161)	(700,375)	(450,078)
Payment-in-kind interest capitalized	(6,619)	(4,321)	(8,672)
Investments in affiliated money market fund, net	—	—	11,539
Proceeds from sales of investments and principal repayments	362,738	579,005	321,717
Dissolution of Senior Credit Fund, LLC	—	9,822	—
Net realized (gain) loss on investments	43,754	39,140	(1,731)
Net change in unrealized (appreciation) depreciation on investments	(115,781)	5,481	30,762
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	333	47	(90)
Amortization of premium and accretion of discount, net	(22,154)	(7,560)	(9,129)
Amortization of deferred financing and debt issuance costs	4,690	2,638	2,301
Amortization of original issue discount on convertible notes	446	424	267
Cash acquired in merger	177,576	—	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(2,164)	(46)	(47)
(Increase) decrease in interest and dividends receivable	(1,950)	3,817	1,183
(Increase) decrease in other income receivable	—	—	1,308
(Increase) decrease in other assets	(1,300)	(921)	(161)
Increase (decrease) in interest and other debt expenses payable	6,426	(45)	661
Increase (decrease) in management fees payable	(1,867)	219	(1,213)
Increase (decrease) in incentive fees payable	(5,857)	1,850	(3,180)
Increase (decrease) in directors’ fees payable	(12)	—	—
Increase (decrease) in accrued expenses and other liabilities	(5,428)	(594)	1,644
Net cash provided by (used for) operating activities	$165,783	$(35,271)	$(49,241)
Cash flows from financing activities:
Offering costs paid	$—	$(85)	$(177)
Distributions paid(1)	(145,603)	(69,852)	(70,372)
Deferred financing and debt issuance costs paid	(24,781)	(494)	(3,873)
Borrowings on debt	1,289,450	560,588	483,919
Repayments of debt	(1,262,176)	(451,600)	(365,750)
Net cash provided by (used for) financing activities	$(143,110)	$38,557	$43,747
Net increase (decrease) in cash	22,673	3,286	(5,494)
Effect of foreign exchange rate changes on cash and cash equivalents	55	10	1
Cash, beginning of period	9,409	6,113	11,606
Cash, end of period	$32,137	$9,409	$6,113
Supplemental and non-cash activities
Interest expense paid	$27,207	$32,415	$22,120
Accrued but unpaid excise tax expense	$1,638	$1,979	$1,787
Accrued but unpaid distributions	$45,690	$18,165	$18,102
Reinvestment of stockholder distributions	$2,126	$2,659	$1,924
Non-cash purchases of investments	$(1,670,802)	$(287,664)	$(19,915)
Non-cash sales of investments	$63,499	$297,442	$19,915
Issuance of shares in connection with the Merger(1)	$861,031	$—	$—

(1)

On October 12, 2020, in connection with the Merger (as defined in Note 1 “Organization”), the Company acquired net assets of $950,161 for the total stock consideration of $861,031, inclusive of $5,170 of transaction costs. Inclusive of the net assets acquired, the Company assumed $75,000 of distributions payable.  For further details, refer to Note 13 “Merger with GS MMLC”.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt * # - 156.46%
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$9,430	$9,292	$9,289
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3)	Professional Services		L + 5.50%	1.00%	11/06/26	1,260	(18)	(19)
3SI Security Systems, Inc.(4)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	14,556	14,465	14,483
3SI Security Systems, Inc.(4)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,216	2,075	2,205
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%	1.00%	08/10/24	8,752	8,746	8,052
Acquia, Inc.(2) (4)	Software	8.00%	L + 7.00%	1.00%	10/31/25	30,561	28,977	30,026
Acquia, Inc.(2) (3) (4)	Software		L + 7.00%	1.00%	10/31/25	3,268	(77)	(57)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	4,748	4,726	3,988
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	292	291	245
Apptio, Inc.(2) (4)	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	79,154	75,824	77,967
Apptio, Inc.(2) (3) (4)	IT Services		L + 7.25%	1.00%	01/10/25	5,385	(75)	(81)
Associations, Inc.(2) (4)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	33,860	32,095	33,013
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	7,396	7,102	7,104
Associations, Inc.(2) (4)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	07/30/24	1,422	1,348	1,387
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	7,183	7,162	6,321
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	457	452	402
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%	1.00%	09/11/23	7,150	7,106	6,292
Barbri, Inc.	Diversified Consumer Services	5.00%	L + 4.00%	1.00%	12/01/23	6,243	6,227	5,931
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25	14,904	14,065	14,270
Blacksmith Applications, Inc.(2)	Software	7.50%	L + 6.50%	1.00%	12/02/26	25,100	24,542	24,535
Blacksmith Applications, Inc.(2) (3)	Software		L + 6.50%	1.00%	12/02/26	2,000	(44)	(45)
Brillio, LLC(2) (4)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	10,953	10,478	10,871
Brillio, LLC(2) (3) (4)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	3,710	1,808	1,827
Bullhorn, Inc.(2) (4)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	26,833	25,653	26,430
Bullhorn, Inc.(2) (4)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	556	532	548
Bullhorn, Inc.(2) (4)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	444	424	437
Bullhorn, Inc.(2) (3) (4)	Professional Services		L + 5.75%	1.00%	09/30/26	1,232	(19)	(18)
Bullhorn, Inc.(2) (3) (4)	Professional Services		L + 5.75%	1.00%	09/30/26	1,344	(21)	(20)
Businessolver.com, Inc.(2) (4)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	42,625	40,448	42,092
Businessolver.com, Inc.(2) (4)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	11,175	11,003	11,035
Businessolver.com, Inc.(2) (4)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	6,394	6,066	6,314
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology		L + 7.50%	1.00%	05/15/23	5,328	(101)	(67)
Capitol Imaging Acquisition Corp.(2)	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	814	779	798
Capitol Imaging Acquisition Corp.(2) (3)	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25	180	19	19
CFS Management, LLC (dba Center for Sight Management)(2) (4)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	11,671	11,090	11,409
CFS Management, LLC (dba Center for Sight Management)(2) (4)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	3,476	3,303	3,398
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	17,127	16,194	16,699
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,372	11,095	11,087
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,214	6,820	7,034
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	6,318	89	(7)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(52)	(55)
ConnectWise, LLC(2) (4)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	33,186	31,844	32,854
ConnectWise, LLC(2) (3) (4)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	2,561	609	615
Convene 237 Park Avenue, LLC (dba Convene)(2) (4)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24	52,200	46,177	41,760
Convene 237 Park Avenue, LLC (dba Convene)(2) (4)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24	15,340	13,563	12,272

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
CorePower Yoga LLC(2)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	$24,108	$21,328	$20,250
CorePower Yoga LLC(2)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,687	1,534	1,417
CST Buyer Company (dba Intoxalock)(2) (4)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	28,301	27,301	27,664
CST Buyer Company (dba Intoxalock)(2) (4)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	15,080	14,747	14,741
CST Buyer Company (dba Intoxalock)(2) (3) (4)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	2,170	(14)	(49)
DDS USA Holding, Inc.(2) (4)	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/30/22	9,116	8,829	9,048
DDS USA Holding, Inc.(2) (4)	Health Care Equipment & Supplies	7.06%	L + 5.75%	1.00%	06/30/22	7,807	7,561	7,749
DDS USA Holding, Inc.(2) (3) (4)	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/30/22	2,612	(16)	(20)
Diligent Corporation(2) (4)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,448	42,915	45,913
Diligent Corporation(2) (4)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,851	23,683	24,292
Diligent Corporation(2) (3) (4)	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(66)	(70)
DocuTAP, Inc.(2) (4)	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	58,566	55,580	57,395
E2open, LLC(2)	Software	6.75%	L + 5.75%	1.00%	11/26/24	40,093	37,959	39,917
Elemica Parent, Inc.(2) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	7,091	6,561	6,879
Elemica Parent, Inc.(2) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,390	1,311	1,348
Elemica Parent, Inc.(2) (3) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	930	720	737
Elemica Parent, Inc.(2) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	566	549	549
Elemica Parent, Inc.(2) (3) (4)	Chemicals		L + 6.00%	1.00%	09/18/25	380	(6)	(11)
Elemica Parent, Inc.(2) (3) (4)	Chemicals		L + 6.00%	1.00%	09/18/25	1,508	(22)	(45)
Empirix, Inc.(2) (4)	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	53,053	50,468	51,594
Empirix, Inc.(2) (3) (4)	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	3,100	(63)	(85)
Eptam Plastics, Ltd.(2) (4)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,582	10,065	10,371
Eptam Plastics, Ltd.(2) (3) (4)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	1,931	1,996
Eptam Plastics, Ltd.(2) (3) (4)	Health Care Equipment & Supplies		L + 5.50%	1.00%	12/06/25	4,537	(83)	(91)
Fenergo Finance 3 Limited(1) (2) (4)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€43,100	48,582	51,995
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	2,865	(33)	(36)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€3,700	(8)	(57)
FWR Holding Corporation (dba First Watch Restaurants)(4)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	15,721	14,793	15,249
FWR Holding Corporation (dba First Watch Restaurants)(4)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	4,009	3,700	3,889
FWR Holding Corporation (dba First Watch Restaurants)(4)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,141	2,956	3,047
FWR Holding Corporation (dba First Watch Restaurants)(4)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,014	2,781	2,924
FWR Holding Corporation (dba First Watch Restaurants)(4)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,999	2,767	2,909
FWR Holding Corporation (dba First Watch Restaurants)(4)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,986	1,869	1,926
FWR Holding Corporation (dba First Watch Restaurants)(3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	118	(3)	(4)
FWR Holding Corporation (dba First Watch Restaurants)(3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,093	(56)	(63)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Gastro Health Holdco, LLC(2) (4)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	$23,415	$22,104	$22,888
Gastro Health Holdco, LLC(2) (4)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	12,138	11,459	11,865
Gastro Health Holdco, LLC(2) (4)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	11,699	11,053	11,436
Gastro Health Holdco, LLC(2) (3) (4)	Health Care Providers & Services	9.25%	L + 7.00%	1.00%	09/04/23	4,900	1,702	1,727
GH Holding Company (dba Grace Hill)(4)	Real Estate Management & Development	4.65%	L + 4.50%		02/28/23	7,294	7,277	7,166
GHA Buyer Inc. (dba Cedar Gate)(2)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	15,000	14,703	14,700
GHA Buyer Inc. (dba Cedar Gate)(2) (3)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,820	2,604	2,604
GHA Buyer Inc. (dba Cedar Gate)(2) (3)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,880	(37)	(38)
GI Revelation Acquisition LLC (dba Consilio)	IT Services	5.15%	L + 5.00%		04/16/25	4,634	4,619	4,542
GK Holdings, Inc. (dba Global Knowledge)(4) (5)	IT Services		L + 8.00%	1.00%	01/20/21	8,460	8,457	8,206
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.15%	L + 5.00%		05/15/26	18,933	16,423	17,419
Governmentjobs.com, Inc. (dba NeoGov)(2) (4)	Software	7.50%	L + 6.50%	1.00%	02/05/26	47,457	45,262	46,508
Governmentjobs.com, Inc. (dba NeoGov)(2) (4)	Software	8.00%	L + 7.00%	1.00%	02/05/26	23,975	23,497	24,035
Governmentjobs.com, Inc. (dba NeoGov)(2) (3) (4)	Software	7.50%	L + 6.50%	1.00%	02/05/26	6,328	368	348
Granicus, Inc.(2)	Software	8.00%	L + 7.00%	1.00%	08/21/26	22,763	21,576	22,308
Granicus, Inc.(2)	Software	8.00%	L + 7.00%	1.00%	08/21/26	1,996	1,947	1,956
Granicus, Inc.(2) (3)	Software		L + 7.00%	1.00%	08/21/26	1,563	(37)	(31)
GS AcquisitionCo, Inc. (dba Insightsoftware)(2)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,680	9,537	9,607
GS AcquisitionCo, Inc. (dba Insightsoftware)(2) (3)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,066	3,944	3,973
GS AcquisitionCo, Inc. (dba Insightsoftware)(2) (3)	Diversified Financial Services		L + 5.75%	1.00%	05/24/24	807	(12)	(6)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,424	6,378	5,910
Helios Buyer, Inc. (dba Heartland)(2)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	14,645	14,354	14,352
Helios Buyer, Inc. (dba Heartland)(2) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	179	179
Helios Buyer, Inc. (dba Heartland)(2) (3)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,943	(39)	(40)
HowlCO LLC (dba Lone Wolf)(1) (2)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	28,047	27,499	27,486
HowlCO LLC (dba Lone Wolf)(1) (2)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,808	4,713	4,808
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(2) (4)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,658	53,441	53,910
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(216)	(305)
Hygiena Borrower LLC	Life Sciences Tools & Services	5.00%	L + 4.00%	1.00%	08/26/22	17,191	16,822	17,105
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%	1.00%	08/26/22	1,863	(16)	(9)
iCIMS, Inc.(2) (4)	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	69,394	71,402
iCIMS, Inc.(2) (4)	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,772	13,150
iCIMS, Inc.(2) (4)	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,463	4,463
Infinity Sales Group(4)	Media	11.50%	L + 10.50%	1.00%	11/23/22	25,579	25,579	26,474
Instructure Holdings(2) (4)	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	64,164	61,665	63,522
Instructure Holdings(2) (3) (4)	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	5,000	(51)	(50)
Integral Ad Science, Inc.(2) (4)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	62,851	59,525	61,594
Integral Ad Science, Inc.(2) (3) (4)	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	4,402	(108)	(88)
Internet Truckstop Group, LLC (dba Truckstop)(2) (4)	Transportation Infrastructure	6.50%	L + 5.50%	1.00%	04/02/25	54,037	51,511	52,956
Internet Truckstop Group, LLC (dba Truckstop)(2) (3) (4)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	4,400	(82)	(88)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Iracore International Holdings, Inc.^ (4)	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/21	$2,361	$2,361	$2,361
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	6,622	6,554	4,503
Kawa Solar Holdings Limited^ (1) (4) (6)	Construction & Engineering				12/31/21	3,917	3,603	1,359
Kawa Solar Holdings Limited^ (1) (4) (6)	Construction & Engineering				12/31/21	3,318	800	—
Lithium Technologies, Inc.(2) (4)	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	84,252	85,230
Lithium Technologies, Inc.(2) (3) (4)	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	5,110	1,896	1,827
Mailgun Technologies, Inc.(2) (4)	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	38,673	37,340	38,673
Mailgun Technologies, Inc.(2) (3) (4)	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,441	—	—
MedeAnalytics, Inc.(2) (4)	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	957	907	929
Mervin Manufacturing, Inc.(4)	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,777	10,776	10,346
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(2) (4)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	49,936	47,843	49,187
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(2) (3) (4)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	7,713	4,520	4,512
MRI Software LLC	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	23,030	21,825	22,358
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	661	(17)	(19)
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	1,612	(39)	(47)
Netvoyage Corporation (dba NetDocuments)(2) (4)	Software	8.00%	L + 7.00%	1.00%	03/22/24	16,284	15,596	15,958
Netvoyage Corporation (dba NetDocuments)(2) (4)	Software	8.00%	L + 7.00%	1.00%	03/22/24	9,875	9,362	9,677
Netvoyage Corporation (dba NetDocuments)(2) (4)	Software	8.00%	L + 7.00%	1.00%	03/22/24	1,672	1,602	1,639
Netvoyage Corporation (dba NetDocuments)(2) (3) (4)	Software		L + 7.00%	1.00%	03/24/22	1,264	(20)	(25)
One GI LLC(2)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	9,500	9,311	9,310
One GI LLC(2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	23,100	1,262	1,276
One GI LLC(2) (3)	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,500	(50)	(50)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,902	3,891	2,848
Pharmalogic Holdings Corp.(4)	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	3,205	3,201	3,093
Pharmalogic Holdings Corp.(4)	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	1,742	1,740	1,681
Pharmalogic Holdings Corp.(4)	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	1,712	1,706	1,652
Pharmalogic Holdings Corp.(4)	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	920	919	888
Picture Head Midco LLC(2) (4)	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	45,848	42,105	41,722
PlanSource Holdings, Inc.(2) (4)	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	53,667	55,727
PlanSource Holdings, Inc.(2) (3) (4)	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(201)	(137)
Power Stop, LLC(2)	Auto Components	4.65%	L + 4.50%		10/19/25	18,130	17,116	17,699
Premier Imaging, LLC (dba Lucid Health)(2) (4)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	01/02/25	28,736	27,082	27,659
Professional Physical Therapy(4)	Health Care Providers & Services	9.50%	L + 8.50% (incl. 2.50% PIK)	1.00%	12/16/22	5,871	5,402	5,167
Project Eagle Holdings, LLC (dba Exostar)(2) (4)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	902	859	882
Project Eagle Holdings, LLC (dba Exostar)(2) (3) (4)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	75	(2)	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	28,789	26,740	26,774
Purfoods, LLC(2) (4)	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	599	571	590

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Purfoods, LLC(2) (3) (4)	Health Care Providers & Services		L + 6.25%	1.00%	08/12/26	$400	$(5)	$(6)
Riverpoint Medical, LLC(2) (4)	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	22,178	21,055	21,624
Riverpoint Medical, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	4,094	(94)	(102)
Selectquote, Inc.(2)	Insurance	7.00%	L + 6.00%	1.00%	11/05/24	20,265	19,560	20,265
SF Home Décor, LLC (dba SureFit Home Décor)(2) (4)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	42,160	38,927	40,790
SPay, Inc. (dba Stack Sports)(2) (4)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	26,157	23,672	23,149
SPay, Inc. (dba Stack Sports)(2) (4)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	1,899	1,719	1,681
SPay, Inc. (dba Stack Sports)(2) (4)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	951	861	841
Sunstar Insurance Group, LLC(2)	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	543	520	532
Sunstar Insurance Group, LLC(2) (3)	Insurance		L + 5.50%	1.00%	10/09/26	111	(2)	(2)
Sunstar Insurance Group, LLC(2) (3)	Insurance		L + 5.50%	1.00%	10/09/26	344	(7)	(7)
Superman Holdings, LLC (dba Foundation Software)(2) (4)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	855	814	833
Superman Holdings, LLC (dba Foundation Software)(2) (3) (4)	Construction & Engineering		P + 7.00%		08/31/26	122	(3)	(3)
Sweep Purchaser LLC(2)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,608	28,042	28,036
Sweep Purchaser LLC(2) (3)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	9,082	(90)	(91)
Sweep Purchaser LLC(2) (3)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,541	(90)	(91)
Syntellis Performance Solutions, LLC (dba Axiom)(2) (4)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	837	793	812
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(2) (4)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	26,596	25,205	25,732
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(2) (3) (4)	Health Care Providers & Services		L + 5.25%	1.00%	08/15/25	4,565	(112)	(148)
Thrasio, LLC(2)	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	15,130	14,753	14,752
Thrasio, LLC(2) (3)	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,990	(124)	(125)
Tronair Parent Inc.	Air Freight & Logistics	5.75%	L + 4.75%	1.00%	09/08/23	6,703	6,674	5,463
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	05/17/21	6,271	6,265	5,832
US Med Acquisition, Inc.(4)	Health Care Equipment & Supplies	9.00%	L + 8.00%	1.00%	02/14/23	29,334	29,145	28,894
USN Opco LLC (dba Global Nephrology Solutions)(2)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	22,038	21,599	21,597
USN Opco LLC (dba Global Nephrology Solutions)(2) (3)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	3,023	(60)	(60)
USN Opco LLC (dba Global Nephrology Solutions)(2) (3)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,600	(76)	(76)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,785	29,831	30,990
Villa Bidco Inc (dba Authority Brands)(2) (4)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	26,754	25,488	26,219
Villa Bidco Inc (dba Authority Brands)(2) (3) (4)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	2,162	257	255
VRC Companies, LLC (dba Vital Records Control)(4)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	28,403	27,744	28,190
VRC Companies, LLC (dba Vital Records Control)(3) (4)	Commercial Services & Supplies		P + 5.50%		03/31/22	1,131	(7)	(8)
WebPT, Inc.(2) (4)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	23,720	24,372
WebPT, Inc.(2) (3) (4)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	710	707
WebPT, Inc.(2) (3) (4)	Health Care Technology		L + 6.75%	1.00%	08/28/24	3,141	(80)	(94)
Wellness AcquisitionCo, Inc. (dba SPINS)(2) (3)	IT Services		L + 5.75%	1.00%	01/20/27	20,100	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)(2) (3)	IT Services		L + 5.75%	1.00%	01/20/27	2,600	—	—
Wine.com, LLC(2) (4)	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,861	15,400
WorkForce Software, LLC(2) (4)	Software	7.50%	L + 6.50%	1.00%	07/31/25	21,616	20,569	21,292
WorkForce Software, LLC(2) (3) (4)	Software		L + 6.50%	1.00%	07/31/25	1,894	(39)	(28)
Wrike, Inc.(2) (4)	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	54,964	53,081	54,964
Wrike, Inc.(2) (3) (4)	Professional Services		L + 6.75%	1.00%	12/31/24	3,900	(21)	—
Xactly Corporation(2) (4)	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	62,025	59,755	61,560
Xactly Corporation(2) (3) (4)	IT Services		L + 7.25%	1.00%	07/29/22	3,874	(44)	(29)
Yasso, Inc.(2) (4)	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	15,264	14,906	15,264
Zodiac Intermediate, LLC (dba Zipari)(2)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	50,230	48,900	48,894
Zodiac Intermediate, LLC (dba Zipari)(2) (3)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,500	(198)	(200)
Total 1st Lien/Senior Secured Debt							2,489,285	2,526,969

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (7) - 8.87%
Doxim, Inc.(2) (4)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$39,200	$37,078	$38,220
Doxim, Inc.(2) (4)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,000	21,435	22,425
Doxim, Inc.(2) (4)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,300	5,150	5,167
Doxim, Inc.(2) (4)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,971	3,873	3,872
RugsUSA, LLC(2) (4)	Household Products	7.00%	L + 6.00%	1.00%	04/30/23	13,949	13,507	13,879
Smarsh, Inc.(2)	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	57,917	59,668
Total 1st Lien/Last-Out Unitranche							138,960	143,231
2nd Lien/Senior Secured Debt - 28.34%
American Dental Partners, Inc.(2) (4)	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	11,070	10,370	10,406
Animal Supply Intermediate, LLC^ (4)	Distributors	7.00%	7.00% PIK		11/14/25	8,471	7,926	7,352
Bolttech Mannings, Inc.^^ (4)	Commercial Services & Supplies	8.23%	L + 8.00% PIK		11/20/22	13,697	13,515	13,423
Chase Industries, Inc. (dba Senneca Holdings)(2) (4)	Building Products	10.00%	10.00% PIK		11/11/25	12,150	9,521	9,234
Chase Industries, Inc. (dba Senneca Holdings)(2) (4) (5)	Building Products		11.00% PIK		05/11/26	12,150	—	—
ERC Finance, LLC (dba Eating Recovery Center)(2) (4)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	45,200	42,860	44,522
Genesis Acquisition Co. (dba ProCare Software)(2) (4)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	17,000	15,523	15,470
Genesis Acquisition Co. (dba ProCare Software)(2) (4)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	4,300	3,927	3,913
GK Holdings, Inc. (dba Global Knowledge)(4) (5)	IT Services		L + 12.25%	1.00%	01/20/22	3,000	2,977	1,650
Hygiena Borrower LLC(4)	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	4,510	4,283	4,454
Hygiena Borrower LLC(4)	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	236	224	233
IHS Intermediate Inc. (dba Interactive Health Solutions)(4) (5)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—
Intelligent Medical Objects, Inc.(2) (4)	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	21,900	20,307	21,353
Market Track, LLC(2) (4)	Media	8.75%	L + 7.75%	1.00%	06/05/25	42,200	39,989	40,512
MPI Engineered Technologies, LLC(4)	Auto Components	12.00%	12.00% PIK		07/15/25	13,996	13,996	12,666
MPI Products LLC(4) (6)	Auto Components				07/15/25	7,412	—	—
National Spine and Pain Centers, LLC(2) (4)	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	34,647	35,222
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	39,486	38,886
SMB Shipping Logistics, LLC (dba Worldwide Express)(2) (4)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	66,667	63,579	63,333
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,176	10,975
USRP Holdings, Inc. (dba U.S. Retirement Partners)(2) (4)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	9,700	8,744	9,239
USRP Holdings, Inc. (dba U.S. Retirement Partners)(2) (4)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,584	1,428	1,509
Xcellence, Inc. (dba Xact Data Discovery)(2) (4)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	26,100	23,744	25,708
YI, LLC (dba Young Innovations)(2) (4)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	33,502	35,002
Zep Inc.(2)	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	54,300	47,292	52,671
Total 2nd Lien/Senior Secured Debt							458,918	457,733
Unsecured Debt - 0.02%
Conergy Asia & ME Pte. LTD.^ (1) (4) (6)	Construction & Engineering				06/30/21	1,266	1,055	334
Total Unsecured Debt							1,055	334

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate	Par Amount/Shares (++)	Cost	Fair Value
Preferred Stock - 2.98%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (4) (6) (8)	Aerospace & Defense		1,108,333	10,185	34,591
Conergy Asia Holdings, Ltd.^ (1) (4) (6) (8)	Construction & Engineering		600,000	600	—
Exostar LLC - Class A(2) (4) (6) (8)	Aerospace & Defense		20	20	21
Foundation Software(2) (4) (6) (8)	Construction & Engineering		22	21	23
Kawa Solar Holdings Limited^ (1) (4) (5) (8)	Construction & Engineering	8.00% PIK	68,505	778	—
MedeAnalytics, Inc.(2) (8)	Health Care Technology		42,600	42	43
Wine.com, LLC(2) (4) (6) (8)	Beverages		535,226	8,225	13,402
Total Preferred Stock				19,871	48,080
Common Stock - 4.05%
Animal Supply Holdings, LLC^ (4) (8)	Distributors		83,333	13,745	8,462
Animal Supply Holdings, LLC^ (4) (8)	Distributors		37,500	126	—
Bolttech Mannings, Inc.^^ (4) (6) (8)	Commercial Services & Supplies		309,142	14,885	6,387
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (4) (6) (8)	Aerospace & Defense		453,383	2,393	14,150
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (2) (4) (8)	Health Care Providers & Services		20,183	2,916	3,498
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (4) (6) (8)	Health Care Providers & Services		19,048	514	867
Conergy Asia Holdings, Ltd.^ (1) (4) (6) (8)	Construction & Engineering		2,000	4,700	—
Country Fresh Holding Company Inc.(2) (4) (6) (8)	Food Products		1,514	888	10
Elah Holdings, Inc.^ (2) (4) (6) (8)	Capital Markets		111,650	5,238	5,396
Exostar LLC - Class B(2) (4) (6) (8)	Aerospace & Defense		31,407	—	8
Foundation Software - Class B(2) (4) (6) (8)	Construction & Engineering		11,826	—	—
Iracore International Holdings, Inc.^ (4) (6) (8)	Energy Equipment & Services		28,898	7,003	7,817
Jill Acquisition LLC (dba J. Jill)(8)	Specialty Retail		18,869	56	70
Kawa Solar Holdings Limited^ (1) (4) (6) (8)	Construction & Engineering		1,399,556	—	—
National Spine and Pain Centers, LLC(2) (4) (6) (8)	Health Care Providers & Services		1,100	883	669
Prairie Provident Resources, Inc. (1) (6)	Oil, Gas & Consumable Fuels		3,579,988	9,237	41
Wrike, Inc.(2) (4) (6) (8)	Professional Services		8,434,304	9,783	16,784
Yasso, Inc.(2) (4) (6) (8)	Food Products		1,640	1,368	1,236
Total Common Stock				73,735	65,395
Warrants - 0.06%
Animal Supply Holdings, LLC^ (4) (8) (9)	Distributors		1	756	1,024
KDOR Holdings Inc. (dba Senneca Holdings)(2) (4) (8)	Building Products		147	—	—
KDOR Holdings Inc. (dba Senneca Holdings)(2) (4) (8)	Building Products		1,406	—	—
KDOR Holdings Inc. (dba Senneca Holdings)(2) (4) (8)	Building Products		30	—	—
Total Warrants				756	1,024
TOTAL INVESTMENTS - 200.78%				$3,182,580	$3,242,766
LIABILITIES IN EXCESS OF OTHER ASSETS - (100.78%)					$(1,627,625)
NET ASSETS - 100.00%					$1,615,141

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.34%, 0.26%, 0.24%, 0.19%, 0.14% and 0.10%, respectively. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940 (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^

As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020 the aggregate fair value of these securities is $96,067 or 2.90% of the Company’s total assets.

(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)	The investment is on non-accrual status as of December 31, 2020.
(6)	Non-income producing security.
(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2020, the aggregate fair value of these securities is $114,458 or 7.09% of the Company's net assets. The initial acquisition dates of the restricted securities were as follows:

Investment	Acquisition Date
Animal Supply Holdings, LLC - Warrants	08/14/20
Animal Supply Holdings, LLC - Common Stock	08/14/20
Animal Supply Holdings, LLC - Common Stock	08/14/20
Bolttech Mannings, Inc. - Common Stock	12/22/17
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Preferred Stock	07/01/16
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) - Common Stock	07/01/16
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/18
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/18
Conergy Asia Holdings, Ltd. - Common Stock	07/31/17
Conergy Asia Holdings, Ltd. - Preferred Stock	08/23/17
Country Fresh Holding Company Inc. - Common Stock	04/29/19
Elah Holdings, Inc. - Common Stock	05/09/18
Exostar LLC - Class A - Preferred Stock	07/06/20
Exostar LLC - Class B - Common Stock	07/06/20
Foundation Software - Preferred Stock	08/31/20
Foundation Software - Class B - Common Stock	08/31/20
Iracore International Holdings, Inc. - Common Stock	04/13/17
Jill Acquisition LLC (dba J. Jill) - Common Stock	09/30/20
Kawa Solar Holdings Limited - Common Stock	08/17/16
Kawa Solar Holdings Limited - Preferred Stock	10/25/16
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/20
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/20
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	06/22/20
MedeAnalytics, Inc. - Preferred Stock	10/09/20
National Spine and Pain Centers, LLC - Common Stock	06/02/17
Wine.com, LLC - Preferred Stock	11/14/18
Wrike, Inc. - Common Stock	12/31/18
Yasso, Inc. - Common Stock	03/23/17

(9)	Right to purchase up to $8,851 of 1st Lien Senior Secured Debt, $7,483 of 2nd Lien Senior Secured Debt and 68,796 shares of Class A Units, which expires November 2021.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 528	Euro 468	01/05/21	$(45)
Bank of America, N.A.	U.S. Dollar 716	Euro 635	01/05/21	(60)
Bank of America, N.A.	U.S. Dollar 702	Euro 620	04/06/21	(57)
Bank of America, N.A.	U.S. Dollar 517	Euro 457	04/06/21	(42)
Bank of America, N.A.	U.S. Dollar 701	Euro 617	07/06/21	(56)
Bank of America, N.A.	U.S. Dollar 517	Euro 455	07/06/21	(41)
Bank of America, N.A.	U.S. Dollar 400	Euro 350	10/05/21	(31)
Bank of America, N.A.	U.S. Dollar 294	Euro 258	10/05/21	(23)
				$(355)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Pharmalogic Holdings Corp.(1)	Health Care Equipment & Supplies	5.80%	L + 4.00%	06/11/2023	$930	$928	$925
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	18,437	18,140	18,160
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	8.15%	L + 6.25%; 1.00% Floor	04/22/2025	22,780	22,366	22,324
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	3,142	(56)	(63)
Power Stop, LLC(2)	Auto Components	6.44%	L + 4.50%	10/19/2025	7,524	7,508	7,449
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	11,771	11,596	11,594
Professional Physical Therapy(1)	Health Care Providers & Services	8.44%	L + 6.75% (incl. 0.75% PIK); 1.00% Floor	12/16/2022	5,826	5,121	4,952
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	11,760	11,702	11,701
Regulatory DataCorp, Inc.	Diversified Financial Services	6.44%	L + 4.50%; 1.00% Floor	09/21/2022	2,456	2,456	2,407
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	8,998	8,956	8,908
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,644	(7)	(16)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	10,700	10,492	10,486
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	18,993	18,576	18,280
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	6,011	5,909	5,921
Shopatron, LLC (dba Kibo)(1) (2) (4)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	1,853	1,834	1,825
SMS Systems Maintenance Services, Inc.	IT Services	6.80%	L + 5.00%; 1.00% Floor	10/30/2023	7,275	7,252	5,602
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	10,332	10,170	9,996
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,140	743	723
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	381	378	369
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	13,432	13,241	13,197
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	1,857	67	60
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	4,643	(37)	(81)
Tronair Parent Inc.	Air Freight & Logistics	6.66%	L + 4.75%; 1.00% Floor	09/08/2023	6,790	6,751	6,111
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	6.80%	L + 5.00%; 1.00% Floor	05/17/2021	6,305	6,283	5,801
US Med Acquisition, Inc.(1)	Health Care Equipment & Supplies	10.44%	L + 8.50%; 1.00% Floor	08/13/2021	29,644	29,445	29,051
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	12,989	12,773	12,860
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	18,690	18,493	18,549
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	882	479	481
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	10,192	10,000	9,988
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,062	(20)	(21)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,274	(12)	(26)
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	6,400	6,291	6,272
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (5)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	31,694	31,106	31,060
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,169	(58)	(63)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	8,735	8,570	8,560
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	771	(14)	(15)
Wrike, Inc.(1) (2)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	22,704	22,289	22,250
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	1,600	(27)	(32)
Xactly Corporation(1) (2)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	27,173	26,832	26,834
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	1,697	(18)	(21)
Yasso, Inc.(1) (2)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	8,028	7,948	7,767
Total 1st Lien/Senior Secured Debt						1,094,885	1,080,670
1st Lien/Last-Out Unitranche (7) – 5.22%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	$11,900	$11,611	$11,602
Doxim, Inc.(1) (2)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	624	609	609
RugsUSA, LLC(1) (2)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	5,840	5,798	5,796
Smarsh, Inc.(1) (2)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	17,401	17,289	17,271
Total 1st Lien/Last-Out Unitranche						35,307	35,278

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
2nd Lien/Senior Secured Debt – 34.61%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	$5,738	$5,644	$5,637
Bolttech Mannings, Inc.^^ (1)	Commercial Services & Supplies	9.91%	L + 8.00% PIK	11/19/2021	23,453	23,453	22,515
DiscoverOrg, LLC(2)	Software	10.19%	L + 8.50%	02/01/2027	10,000	9,861	10,000
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	19,800	19,448	19,454
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	7,000	6,851	6,825
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	1,800	(18)	(45)
GK Holdings, Inc. (dba Global Knowledge)	IT Services	12.19%	L + 10.25%; 1.00% Floor	01/20/2022	3,000	2,977	2,100
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	1,860	1,832	1,827
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	680	91	85
ICP Industrial, Inc.(1) (2)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	20,400	20,026	19,992
IHS Intermediate Inc. (dba Interactive Health Solutions)(1) (8)	Health Care Providers & Services		L + 8.25%; 1.00% Floor	07/20/2022	10,000	9,902	2,500
Market Track, LLC(1) (2)	Media	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	22,200	21,695	21,368
MPI Products LLC(1) (4) (8)	Auto Components		L + 9.00%; 1.00% Floor	01/30/2020	20,000	19,090	12,700
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	19,100	18,678	18,384
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	18,722	18,381	18,067
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	41,667	41,107	40,937
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	6,248	6,222	4,925
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	15,235	14,868	14,854
Zep Inc.(2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	23,800	23,332	11,900
Total 2nd Lien/Senior Secured Debt						263,440	234,025
Unsecured Debt – 1.10%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	$4,417	$4,417	$4,417
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (1)	Aerospace & Defense	12.00% PIK		03/06/2021	1,928	1,928	1,928
Conergy Asia & ME Pte. LTD.^ (1) (5)	Construction & Engineering	10.00%		05/26/2020	1,064	1,064	1,064
Total Unsecured Debt						7,409	7,409

The accompanying notes are part of these consolidated financial statements

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
(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

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

The Merger with Goldman Sachs Middle Market Lending Corp.

On October 12, 2020, the Company completed its previously announced merger with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020.  In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020.  As a result of the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. For further information, see Note 13 “Merger with GS MMLC.”

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC (formerly known as My-On BDC Blocker, LLC), GSBD Blocker II, LLC, GSBD Wine I, LLC, GSBD Blocker III LLC, MMLC Blocker I, LLC, MMLC Blocker II, LLC, MMLC Wine I, LLC, and MMLC Blocker III LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Years Ended December 31,
	2020	2019	2018
Prepayment premiums	$1,822	$1,925	$2,643
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,883	$4,573	$3,265

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2020, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.7% and 0.3% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value. As of December 31, 2019, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 2.0% and 1.0% of the total investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2020 and December 31, 2019, the Company held an aggregate cash balance of $32,137 and $9,409. Foreign currency of $1,831 and $1,003 (acquisition cost of $1,765 and $991) is included in cash as of December 31, 2020 and December 31, 2019.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2020, 2019 and 2018 the Company accrued excise taxes of $1,443, $1,815 and $1,589. As of December 31, 2020, $1,638 of accrued excise taxes remained payable.

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

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent, the offering of the Company’s 4.50% Convertible Notes due 2022 (the “Convertible Notes”), the offering of the Company’s 3.75% Notes due 2025 (the “2025 Notes”), and the offering of the Company’s 2.875% Notes due 2026 (the “2026 Notes”). The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to the Convertible Notes, the 2025 Notes, and the 2026 Notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

Deferred Offering Costs

The Company records expenses related to registration statement filings and applicable offering costs as deferred offering costs. To the extent such expenses relate to equity offerings, these expenses are charged as a reduction of paid-in-capital upon each such offering. Deferred offering costs are included within Other assets on the Company’s Consolidated Statements of Assets and Liabilities.

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

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted, provided that the new rules are applied in their entirety from the date of early adoption. The Company adopted this final rule in December 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2020, 2019 and 2018, Management Fees amounted to $16,846, $14,696 and $15,971. The Investment Adviser has voluntarily agreed to waive $3,806 of Management Fees for the year ended December 31, 2020. As of December 31, 2020, $5,945 remained payable.

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

For the years ended December 31, 2020, 2019 and 2018 Incentive Fees based on income amounted to $35,845, $9,220 and $13,988. As of December 31, 2020, $2,665 remained payable. For the years ended December 31, 2020, 2019 and 2018 the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the years ended December 31, 2020 and 2019, GSAM agreed to waive $23,070 and $394 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $10,110 of Incentive Fees for the year ended December 31, 2020 attributable to the purchase discount resulting from the Merger.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,151, $957 and $920. As of December 31, 2020, $468 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses for services provided by the Transfer Agent of $25, $14 and $16. As of December 31, 2020, $1 remained payable.

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

In November 2020, the Board of Directors authorized the adoption of a new common stock repurchase plan (the “10b5-1 Plan”), which provides for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to limitations. Under the 10b5-1 Plan, no purchases will be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date.

The 10b5-1 Plan was adopted and took effect on November 9, 2020.  The 10b5-1 Plan will expire on November 9, 2021. Purchases under the 10b5-1 Plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

The Company’s repurchase of its common stock under the 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. The Company did not repurchase any of its common stock pursuant to the plan or otherwise.

Affiliates

As of December 31, 2020 and December 31, 2019, Group Inc. owned 6.39% and 16.06%, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(3)	Gross Reductions(4)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$212	$(22,303)	$(35,984)	$7,390	$—	$333
Bolttech Mannings, Inc.	22,854	23,461	(20,401)	(4,704)	(1,400)	19,810	1,504
Total Controlled Affiliates	$73,539	$23,673	$(42,704)	$(40,688)	$5,990	$19,810	$1,837
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$538,011	$(538,011)	$—	$—	$—	$62
Accuity Delivery Systems, LLC	15,213	23,140	(40,050)	3,765	(2,068)	—	2,131
Animal Supply Holdings, LLC	—	22,553	—	—	(5,715)	16,838	261
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	691	(7,037)	—	22,839	48,741	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	24,710	(37,875)	(5)	224	4,365	4,086
Conergy Asia Holdings, Ltd.	1,064	1,258	(1,055)	(211)	(722)	334	27
Elah Holdings, Inc.	2,234	3,004	—	—	158	5,396	—
Iracore International Holdings, Inc.	10,884	—	(556)	—	(150)	10,178	302
Kawa Solar Holdings Limited	3,502	28	(1,879)	(4)	(288)	1,359	—
Prairie Provident Resources, Inc.	124	—	(9,237)	—	9,113	—	—
Total Non-Controlled Affiliates	$82,580	$613,395	$(635,700)	$3,545	$23,391	$87,211	$7,567
Total Affiliates	$156,119	$637,068	$(678,404)	$(37,143)	$29,381	$107,021	$9,404

For the Year Ended December 31, 2019
Controlled Affiliates
Animal Supply Holdings, LLC	$—	$58,075	$—	$—	$(7,390)	$50,685	$337
Bolttech Mannings, Inc.	23,863	3,827	—	—	(4,836)	22,854	2,245
Senior Credit Fund, LLC(2)	96,456	125,555	(224,926)	(629)	3,544	—	3,450
Total Controlled Affiliates	$120,319	$187,457	$(224,926)	$(629)	$(8,682)	$73,539	$6,032
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$332,086	$(332,086)	$—	$—	$—	$70
Accuity Delivery Systems, LLC	13,730	53	—	—	1,430	15,213	1,039
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	26,854	698	—	—	4,696	32,248	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	10,273	6,523	—	—	515	17,311	1,060
Conergy Asia Holdings, Ltd.	1,064	—	—	—	—	1,064	106
Elah Holdings, Inc.	2,234	—	—	—	—	2,234	—
Iracore International Holdings, Inc.	7,807	—	(472)	—	3,549	10,884	393
Kawa Solar Holdings Limited	8,066	—	(4,575)	—	11	3,502	—
NTS Communications, Inc.	55,557	576	(55,817)	(7,226)	6,910	—	734
Prairie Provident Resources, Inc.	504	—	—	—	(380)	124	—
Total Non-Controlled Affiliates	$126,089	$339,936	$(392,950)	$(7,226)	$16,731	$82,580	$4,100
Total Affiliates	$246,408	$527,393	$(617,876)	$(7,855)	$8,049	$156,119	$10,132

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2020 and December 31, 2019, there were $12 and $234 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,489,285	$2,526,969	$1,094,885	$1,080,670
1st Lien/Last-Out Unitranche	138,960	143,231	35,307	35,278
2nd Lien/Senior Secured Debt	458,918	457,733	263,440	234,025
Unsecured Debt	1,055	334	7,409	7,409
Preferred Stock	19,871	48,080	41,664	48,762
Common Stock	73,735	65,395	67,142	48,108
Warrants	756	1,024	—	—
Total Investments	$3,182,580	$3,242,766	$1,509,847	$1,454,252

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Technology	10.5%	21.1%	6.3%	13.6%
Software	10.1	20.2	8.2	17.7
Interactive Media & Services	8.4	16.9	7.4	15.9
Health Care Providers & Services	7.9	15.8	10.9	23.5
IT Services	7.0	14.0	6.5	14.1
Professional Services	6.7	13.5	5.0	10.7
Diversified Consumer Services	5.7	11.5	2.6	5.7
Real Estate Management & Development	4.9	9.7	5.1	11.0
Diversified Financial Services	4.8	9.6	2.8	6.1
Health Care Equipment & Supplies	4.7	9.5	5.9	12.6
Commercial Services & Supplies	3.0	6.1	4.5	9.6
Hotels, Restaurants & Leisure	3.0	6.0	2.4	5.2
Air Freight & Logistics	2.1	4.3	3.2	7.0
Media	2.1	4.1	3.4	7.3
Chemicals	1.9	3.8	2.4	5.2
Road & Rail	1.7	3.5	2.5	5.4
Household Products	1.7	3.4	1.7	3.6
Transportation Infrastructure	1.6	3.3	1.5	3.2
Diversified Telecommunication Services	1.6	3.2	1.4	2.9
Aerospace & Defense	1.5	3.1	2.2	4.8
Entertainment	1.3	2.6	1.3	2.7
Insurance	1.0	1.9	0.7	1.6
Auto Components	0.9	1.9	1.4	3.0
Beverages	0.9	1.8	0.6	1.2
Trading Companies & Distributors	0.8	1.7	0.8	1.7
Life Sciences Tools & Services	0.7	1.3	1.0	2.1
Distributors	0.5	1.0	3.5	7.5
Food Products	0.5	1.0	0.6	1.3
Internet & Direct Marketing Retail	0.5	0.9	0.5	1.1
Containers & Packaging	0.3	0.7	0.3	0.7
Leisure Products	0.3	0.6	0.7	1.6
Energy Equipment & Services	0.3	0.6	0.8	1.6
Building Products	0.3	0.6	—	—
Communications Equipment	0.2	0.4	0.5	1.1
Textiles, Apparel & Luxury Goods	0.2	0.4	0.5	1.0
Capital Markets	0.2	0.3	0.2	0.3
Specialty Retail	0.1	0.3	0.4	0.8
Construction & Engineering	0.1	0.2	0.3	0.7
Oil, Gas & Consumable Fuels(1)	—	—	—	—
Total	100.0%	200.8%	100.0%	215.1%

(1)	Amount rounds to 0.0%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2020		December 31, 2019
United States	97.6%		95.7%
Ireland	1.6		1.4
Canada	0.8		2.6
Germany	—	(1)	0.2
Singapore	—	(1)	0.1
Total	100.0%		100.0%
(1)	Amount rounds to 0.0%.

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

The table below presents the selected statement of operations information for the Senior Credit Fund, which dissolved on May 8, 2019:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Selected Statements of Operations Information
Total investment income	$12,819	$39,129
Expenses:
Interest and other debt expense	$10,566	$15,599
Professional fees	378	694
Administration and custodian fees	156	396
Other expenses	8	67
Total expenses	$11,108	$16,756
Total net income	$1,711	$22,373

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,933,798	Discounted cash flows	Discount Rate	5.7% - 16.6%	8.6%
	9,565	Collateral analysis	Recovery Rate	34.7% - 97.0%	88.1%
1st Lien/Last-Out Unitranche	83,563	Discounted cash flows	Discount Rate	7.3% - 10.0%	8.9%
2nd Lien/Senior Secured Debt	341,376	Discounted cash flows	Discount Rate	9.2% - 14.3%	10.4%
	1,650	Collateral analysis	Recovery Rate	55.0%
	12,175	Comparable multiples	EV/EBITDA(6)	8.0x - 10.5x	9.9x
Unsecured Debt	334	Collateral analysis	Recovery Rate	26.3%
Equity
Preferred Stock	$34,635	Comparable multiples	EV/EBITDA(6)	7.3x - 16.0x	7.3x
	13,402	Comparable multiples	EV/Revenue	—(7)	1.6x(7)
Common Stock	9,761	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.5%
	35,226	Comparable multiples	EV/EBITDA(6)	5.1x - 16.0x	7.1x
	20,297	Comparable multiples	EV/Revenue	0.3x - 15.1x	12.6x
Warrants	1,024	Comparable multiples	EV/EBITDA(6)	—(7)	8.0x(7)

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$827,564	Discounted cash flows	Discount Rate	5.8% - 14.6%	8.9%
	3,502	Collateral analysis	Recovery Rate	89.4%
1st Lien/Last-Out Unitranche	35,278	Discounted cash flows	Discount Rate	8.5% - 10.1%	9.7%
2nd Lien/Senior Secured	171,833	Discounted cash flows	Discount Rate	9.9% - 11.7%	10.6%
	1,250	Comparable multiples	EV/EBITDA(6)	11.0x - 18.9x	7.8x
	13,950	Collateral analysis	Recovery Rate	16.1% - 63.5%	59.3%
Unsecured Debt	6,345	Discounted cash flows	Discount Rate	11.9% - 12.0%	11.9%
	1,064	Collateral analysis	Recovery Rate	100.0%
Equity
Preferred Stock	$2,067	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
	46,695	Comparable multiples	EV/EBITDA(6)	7.0x - 19.0x	8.8x
Common Stock	4,315	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.8%
	3,290	Comparable multiples	EV/Revenue	0.6x - 9.7x	9.0x
	40,379	Comparable multiples	EV/EBITDA(6)	4.3x - 12.7x	7.4x

(1)

As of December 31, 2020, included within the fair value of Level 3 assets of $3,050,769 is an amount of $553,963 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,358,737 or 80.3% of Level 3 bank loans, corporate debt, and other debt obligations.

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

(4)	As of December 31, 2019, the range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(5)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(6)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).
(7)	As of December 31, 2020, the range for an asset category consisting of a single investment is not meaningful and therefore has been excluded.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy.

	December 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$142,025	$2,384,944	$2,526,969	$—	$80,583	$1,000,087	$1,080,670
1st Lien/Last-Out Unitranche	—	—	143,231	143,231	—	—	35,278	35,278
2nd Lien/Senior Secured Debt	—	49,861	407,872	457,733	—	32,992	201,033	234,025
Unsecured Debt	—	—	334	334	—	—	7,409	7,409
Preferred Stock	—	—	48,080	48,080	—	—	48,762	48,762
Common Stock	111	—	65,284	65,395	124	—	47,984	48,108
Warrants	—	—	1,024	1,024	—	—	—	—
Total assets	$111	$191,886	$3,050,769	$3,242,766	$124	$113,575	$1,340,553	$1,454,252
Unrealized appreciation (depreciation) on the foreign currency forward contracts	$—	$(355)	$—	$(355)	$—	$32	$—	$32

The below table presents a summary of changes in fair value of Level 3 assets by investment type.

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(4)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2020
1st Lien/Senior Secured Debt	$1,000,087	$1,591,550	$9	$47,397	$(247,858)	$16,094	$6,702	$(29,037)	$2,384,944	$47,185
1st Lien/Last-Out Unitranche	35,278	103,602	—	4,301	(471)	521	—	—	143,231	4,301
2nd Lien/Senior Secured Debt	201,033	268,615	(10,571)	27,558	(83,207)	4,444	—	—	407,872	21,134
Unsecured Debt	7,409	1,949	(211)	(721)	(8,092)	—	—	—	334	(721)
Preferred Stock	48,762	14,843	(2,860)	21,111	(33,776)	—	—	—	48,080	21,130
Common Stock	47,984	35,767	(29,230)	10,763	—	—	—	—	65,284	5,297
Warrants	—	756	—	268	—	—	—	—	1,024	268
Total assets	$1,340,553	$2,017,082	$(42,863)	$110,677	$(373,404)	$21,059	$6,702	$(29,037)	$3,050,769	$98,594
For the Year Ended December 31, 2019
1st Lien/Senior Secured Debt	$711,204	$638,487	$168	$(3,071)	$(343,954)	$4,815	$—	$(7,562)	$1,000,087	$(2,859)
1st Lien/Last-Out Unitranche	106,879	1,015	(6,923)	7,095	(73,157)	369	—	—	35,278	(31)
2nd Lien/Senior Secured Debt	348,741	5,852	(33,167)	(8,717)	(129,214)	1,940	21,658	(6,060)	201,033	(24,762)
Unsecured Debt	6,697	698	—	14	—	—	—	—	7,409	14
Preferred Stock	21,534	25,000	(187)	2,415	—	—	—	—	48,762	2,228
Common Stock	21,839	30,070	1,760	(3,182)	(2,503)	—	—	—	47,984	(2,815)
Total assets	$1,216,894	$701,122	$(38,349)	$(5,446)	$(548,828)	$7,124	$21,658	$(13,622)	$1,340,553	$(28,225)

(1)

Purchases may include PIK and securities received in corporate actions and restructurings. For the year ended December 31, 2020 includes $1,691,263 of investments acquired in connection with the Merger.

(2)	Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and December 31, 2019, approximates its carrying value because the Revolving Credit Facility has variable interest based on selected short term rates. The fair value of the Company’s Convertible Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 and December 31, 2019 was $160,255 and $160,689, based on broker quotes received by the Company. The fair value of the Company’s 2025 Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 was $381,807, based on vendor pricing received by the Company. The fair value of the Company’s 2026 Notes, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 was $512,174, based on vendor pricing received by the Company.

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of December 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 198% and 187%.

The Company’s outstanding debt was as follows:

	As of
	December 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
Revolving Credit Facility(1)(2)	$1,695,000	$1,066,319	$629,383	$795,000	$177,039	$618,407
Convertible Notes	155,000	—	152,983	155,000	—	151,320
2025 Notes	360,000	—	354,331	—	—	—
2026 Notes	500,000	—	490,363	—	—	—
Total Debt	$2,710,000	$1,066,319	$1,627,060	$950,000	$177,039	$769,727

(1)	Provides, under certain circumstances, a total borrowing capacity of $2,250,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $529,574 and in Euros (EUR) of 81,700. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $580,550 and in EUR of 33,750.

(3)	The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2020 and the year ended December 31, 2019 was 3.17% and 4.25%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2020 and 2019 was $1,037,496 and $766,498.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. Truist Bank (formerly known as SunTrust Bank) serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, and November 20, 2020.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility up to $2,250,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus a margin of either 2.00% or (x) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (y) 1.75% (subject to certain borrowing base conditions) or (ii) an alternative base rate, which is the highest of 0, the Prime Rate, the Federal Funds Effective Rate plus 0.50% and overnight LIBOR plus 1.00%, plus either 1.00% or (x) 0.875%  (subject to maintenance of certain long-term corporate debt ratings) or (y) 0.75% (subject to certain borrowing base conditions). Borrowings denominated in non-USD bear interest of LIBOR plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interested based on LIBOR). With respect to borrowings denominated in USD, the Company may elect either the LIBOR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one rate to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on February 25, 2025.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 200%, (iii) maintaining a minimum asset coverage ratio of 150% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $700,000, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, each as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in the Company’s investment portfolio. The Company is in compliance with these covenants.

Costs of $21,034 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2020 and December 31, 2019, deferred financing costs were $11,350 and $4,427.

The below table presents the summary information of the Revolving Credit Facility:

	For the Years Ended December 31,
	2020	2019	2018
Borrowing interest expense	$12,377	$25,586	$16,523
Facility fees	1,898	690	1,071
Amortization of financing costs	2,016	1,424	1,318
Total	$16,291	$27,700	$18,912
Weighted average interest rate	2.43%	4.18%	3.97%
Average outstanding balance	$509,927	$611,498	$416,119

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

The below table presents the components of the carrying value of the Convertible Notes:

	December 31, 2020	December 31, 2019
Principal amount of debt	$155,000	$155,000
OID, net of accretion	587	1,032
Unamortized debt issuance costs	1,430	2,648
Carrying value	$152,983	$151,320
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.79%	4.77%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Years Ended December 31,
	2020	2019	2018
Borrowing interest expense	$6,975	$6,975	$6,070
Accretion of OID	446	424	267
Amortization of debt issuance costs	1,217	1,214	983
Total	$8,638	$8,613	$7,320

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

The below table presents the components of the carrying value of the 2025 Notes:

	December 31, 2020	December 31, 2019
Principal amount of debt	$360,000	N/A
Unamortized debt issuance costs	5,669	N/A
Carrying value	354,331	N/A
Stated interest rate	3.75%	N/A

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Years Ended December 31,
	2020	2019	2018
Borrowing interest expense	$12,038	N/A	N/A
Amortization of debt issuance costs	1,254	N/A	N/A
Total	$13,292	N/A	N/A

2026 Notes

On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of unsecured notes. The 2026 Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, as Trustee. Wells Fargo Bank and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2026 Notes:

	December 31, 2020	December 31, 2019
Principal amount of debt	$500,000	N/A
Unamortized debt issuance costs	9,637	N/A
Carrying value	490,363	N/A
Stated interest rate	2.875%	N/A

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Years Ended December 31,
	2020	2019	2018
Borrowing interest expense	$1,476	N/A	N/A
Amortization of debt issuance costs	203	N/A	N/A
Total	$1,679	N/A	N/A

7.	DERIVATIVES

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

For the year ended December 31, 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $3,435. For the year ended December 31, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,930. For the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $3,215.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2020
Bank of America, N.A.	$—	$(355)	$(355)	$—	$(355)
December 31, 2019
Bank of America, N.A.	$32	$—	$32	$—	$32

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Net realized gain (loss) on foreign currency forward contracts	$82	$151	$7
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(388)	(57)	89
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(306)	$94	$96

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Brillio, LLC	02/06/21	$1,855	$1,510	$(14)	$(15)
One GI LLC	06/22/21	21,593	—	(216)	—
Associations, Inc.	07/30/21	107	912	(3)	(9)
WebPT, Inc.	08/28/21	3,141	1,274	(94)	(26)
Bullhorn, Inc.	10/01/21	1,232	727	(18)	(11)
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	4,033	—	(30)	—
Eptam Plastics, Ltd.	12/06/21	4,537	1,830	(91)	(14)
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	188	—	(2)	—
Elemica Parent, Inc.	12/15/21	1,508	—	(45)	—
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	118	—	(4)	—
Elemica Parent, Inc.	12/31/21	380	—	(11)	—
MRI Software LLC	02/10/22	661	—	(19)	—
Netvoyage Corporation (dba NetDocuments)	03/24/22	1,264	654	(25)	(8)
VRC Companies, LLC (dba Vital Records Control)	03/31/22	1,131	394	(8)	(3)
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	6,166	—	(154)	—
Helios Buyer, Inc. (dba Heartland)	06/15/22	7,943	—	(40)	—
Thrasio, LLC	06/18/22	9,990	—	(125)	—
DDS USA Holding, Inc.	06/30/22	2,612	971	(20)	(5)
Xactly Corporation	07/29/22	3,874	1,697	(29)	(21)
Purfoods, LLC	08/12/22	400	—	(6)	—
Hygiena Borrower LLC	08/26/22	1,863	1,313	(9)	(26)
Lithium Technologies, Inc.	10/03/22	3,066	2,684	(130)	(40)
Sunstar Insurance Group, LLC	10/09/22	344	—	(7)	—
Sweep Purchaser LLC	11/30/22	9,082	—	(91)	—
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	7,600	—	(76)	—
Businessolver.com, Inc.	05/15/23	5,328	941	(67)	(16)
Integral Ad Science, Inc.	07/19/23	4,402	1,815	(88)	(27)
FWR Holding Corporation (dba First Watch Restaurants)	08/21/23	2,093	88	(63)	(1)
Gastro Health Holdco, LLC	09/04/23	3,063	2,000	(69)	(30)
Empirix, Inc.	09/25/23	3,100	1,300	(85)	(130)
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/24/24	807	—	(6)	—
WebPT, Inc.	08/28/24	1,832	1,062	(55)	(21)
Fenergo Finance 3 Limited	09/05/24	4,520	1,683	(57)	(13)
Fenergo Finance 3 Limited	09/05/24	2,865	1,182	(36)	(9)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	3,085	2,295	(46)	(40)
Wrike, Inc.	12/31/24	3,900	1,600	—	(32)
Apptio, Inc.	01/10/25	5,385	2,225	(81)	(39)
ConnectWise, LLC	02/28/25	1,920	1,036	(19)	(13)
Villa Bidco Inc (dba Authority Brands)	03/21/25	1,864	—	(37)	—
Mailgun Technologies, Inc.	03/26/25	2,441	993	—	(17)
Internet Truckstop Group, LLC (dba Truckstop)	04/02/25	4,400	1,800	(88)	(27)
PlanSource Holdings, Inc.	04/22/25	7,824	3,142	(137)	(63)
Riverpoint Medical, LLC	06/21/25	4,094	1,644	(102)	(16)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,880	—	(38)	—
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	4,688	1,600	(305)	(32)
WorkForce Software, LLC	07/31/25	1,894	771	(28)	(15)
Diligent Corporation	08/04/25	3,100	156	(70)	(2)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	4,565	1,764	(148)	(31)
Elemica Parent, Inc.	09/18/25	165	253	(5)	(6)
Capitol Imaging Acquisition Corp.	10/01/25	158	—	(3)	—
CST Buyer Company (dba Intoxalock)	10/03/25	2,170	876	(49)	—
Acquia, Inc.	10/31/25	3,268	1,322	(57)	(26)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	2,180	880	(55)	(18)

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Eptam Plastics, Ltd.	12/06/25	$227	$686	$(5)	$(10)
One GI LLC	12/22/25	2,500	—	(50)	—
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	7,500	—	(200)	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	5,853	—	(117)	—
MRI Software LLC	02/10/26	1,612	—	(47)	—
Instructure Holdings	03/24/26	5,000	—	(50)	—
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	75	—	(2)	—
Granicus, Inc.	08/21/26	1,563	—	(31)	—
Superman Holdings, LLC (dba Foundation Software)	08/31/26	122	—	(3)	—
Bullhorn, Inc.	09/30/26	1,344	545	(20)	(8)
Sunstar Insurance Group, LLC	10/09/26	111	—	(2)	—
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,260	—	(19)	—
Sweep Purchaser LLC	11/30/26	4,541	—	(91)	—
Blacksmith Applications, Inc.	12/02/26	2,000	—	(45)	—
Helios Buyer, Inc. (dba Heartland)	12/15/26	2,254	—	(45)	—
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	3,023	—	(60)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	19,698	—	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,548	—	—	—
Output Services Group, Inc.	03/27/20	—	24	—	(4)
Gastro Health Holdco, LLC	04/13/20	—	754	—	(11)
Ansira Partners, Inc.	04/16/20	—	96	—	(3)
GlobalTranz Enterprises, Inc.	05/15/20	—	1,992	—	(179)
Hygiena Borrower LLC	06/29/20	—	715	—	(14)
Convene 237 Park Avenue, LLC (dba Convene)	08/30/20	—	6,220	—	(124)
Diligent Corporation	12/19/20	—	4,268	—	(43)
CorePower Yoga LLC	05/14/21	—	1,807	—	(27)
CFS Management, LLC (dba Center for Sight Management)	07/01/21	—	1,418	—	(14)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/21	—	4,643	—	(81)
Gastro Health Holdco, LLC	09/13/21	—	5,100	—	(77)
Elemica Parent, Inc.	09/18/21	—	560	—	(14)
Chronicle Bidco Inc. (dba Lexitas)	11/14/21	—	2,940	—	(29)
SPay, Inc. (dba Stack Sports)	06/17/24	—	380	—	(12)
Associations, Inc.	07/30/24	—	587	—	(6)
iCIMS, Inc.	09/12/24	—	1,868	—	(33)
CorePower Yoga LLC	05/14/25	—	678	—	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	06/13/25	—	3,169	—	(63)
Total 1st Lien/Senior Secured Debt		$242,910	$84,844	$(3,848)	$(1,564)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	06/29/20	$—	$583	$—	$(10)
Genesis Acquisition Co. (dba ProCare Software)	07/31/20	—	1,800	—	(45)
Total 2nd Lien/Senior Secured Debt		$—	$2,383	$—	$(55)
Total		$242,910	$87,227	$(3,848)	$(1,619)

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

Equity Issuances

On October 12, 2020, in connection with the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. There were no equity issuances of the Company’s common stock during the years ended December 31, 2019 and 2018.

Distributions

The Company has adopted a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s dividend reinvestment plan are either through (i) newly issued shares or (ii) acquired by the Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the dividend payment date is equal to or less than the closing market price plus estimated per share fees, the Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, the Transfer Agent will invest the dividend amount in shares acquired by purchasing shares on the open market. The following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the dividend reinvestment plan to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45	46,407
August 4, 2020	September 30, 2020	October 15, 2020	$0.45	49,015
November 4, 2020	December 31, 2020	January 15, 2021	$0.45	—**
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	—**
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	—**
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05	—**

For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45	35,306
May 7, 2019	June 28, 2019	July 15, 2019	$0.45	35,408
July 30, 2019	September 30, 2019	October 15, 2019	$0.45	29,141
October 30, 2019	December 31, 2019	January 15, 2020	$0.45	34,566

For the Year Ended December 31, 2018
February 21, 2018	March 30, 2018	April 16, 2018	$0.45	20,916
May 1, 2018	June 29, 2018	July 16, 2018	$0.45	20,644
July 31, 2018	September 28, 2018	October 15, 2018	$0.45	31,576
October 30, 2018	December 31, 2018	January 15, 2019	$0.45	39,591

*In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

** Shares issued pursuant to the dividend reinvestment plan are determined and issued on the applicable payment date.

10.EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2020	2019	2018
Net increase in net assets from operations	$176,113	$36,148	$53,678
Weighted average shares outstanding	53,940,573	40,313,662	40,184,715
Basic and diluted earnings per share	$3.26	$0.90	$1.34

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2020, 2019 and 2018 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2020, 2019 and 2018. Therefore, for the years ended December 31, 2020, 2019 and 2018, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	TAX INFORMATION

The tax character of distributions was as follows:

	For the Years Ended December 31,
	2020	2019	2018
Distributions paid from:
Ordinary Income	$100,254	$72,574	$72,339
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$100,254	$72,574	$72,339

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Undistributed Ordinary Income—net	$40,868	$46,658	$42,231
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$40,868	$46,658	$42,231
Capital Loss Carryforward:
Perpetual Long-Term	$(117,733)	$(89,051)	$(78,249)
Perpetual Short-Term	(494)	—	$(1,503)
Total capital loss carryforwards	$(118,227)	$(89,051)	$(79,752)
Timing Differences (Qualified Late Year Loss Deferral/ Post-October Loss Deferral/ Organizational Cost)	$(539)	$(62)	$(227)
Unrealized Earnings (Losses)—net	$72,545	$(58,171)	$(53,195)
Total Accumulated Earnings (Losses)—net	$(5,353)	$(100,626)	$(90,943)

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Tax cost	$3,165,681	$1,426,453	$1,429,140
Gross unrealized appreciation	$146,963	$24,149	$12,268
Gross unrealized depreciation	$(74,418)	$(82,320)	$(65,463)
Net unrealized investment appreciation (depreciation) on investments	$72,545	$(58,171)	$(53,195)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to merger adjustments, net mark to market gains (losses) on foreign currency contracts, differences in the tax treatment of underlying fund investments, and modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2020, 2019 and 2018, the Company reclassified $(19,414), $(26,743) and $(443) from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$176,113	$36,148	$53,678
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	(109,922)	4,663	30,260
Income not currently taxable	21,842	24,380	(2,986)
Income for tax but not book	(129)	(18)	—
Expenses not currently deductible	1,539	1,694	2,058
Expenses for tax but not for book	(5)	—	—
Realized gain(loss) differences	(110,478)	(79,361)	(83,109)
Taxable income net of capital loss carryforward	$(21,040)	$(12,494)	$(99)
Capital loss carryforward	118,227	89,051	79,752
Taxable income (1)	$97,187	$76,557	$79,653

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

12.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:(1)
NAV, beginning of period	$16.75	$17.65	$18.09	$18.31	$18.97
Net investment income	2.04	1.98	2.06	2.07	2.10
Net realized and unrealized gains (losses)(2)	(0.20)	(1.08)	(0.70)	(0.80)	(0.98)
Income tax provision, realized and unrealized gains	—	—	(0.02)	—	—
Net increase (decrease) in net assets from operations	1.84	0.90	1.34	1.27	1.12
Issuance of common stock in connection with the Merger	(0.88)	—	—	—	—
Issuance of common stock, net underwriting and offering costs	—	—	—	0.31	—
Equity component of convertible notes	—	—	0.02	—	0.02
Distributions declared from net investment income	(1.80)	(1.80)	(1.80)	(1.80)	(1.80)
Total increase (decrease) in net assets	(0.84)	(0.90)	(0.44)	(0.22)	(0.66)
NAV, end of period	$15.91	$16.75	$17.65	$18.09	$18.31
Market price, end of period	$19.12	$21.28	$18.38	$22.18	$23.52
Shares outstanding, end of period	101,534,370	40,367,071	40,227,625	40,130,665	36,331,662
Weighted average shares outstanding	53,940,573	40,313,662	40,184,715	38,633,652	36,317,131
Total return based on NAV(3)	6.78%	4.08%	6.96%	7.17%	5.42%
Total return based on market value(4)	1.00%	26.98%	(9.16)%	2.30%	35.20%
Supplemental Data/Ratio (all amounts in thousands except ratios):
Net assets, end of period	$1,615,141	$676,125	$709,892	$725,830	$665,137
Ratio of net expenses to average net assets	7.62%	9.77%	8.81%	8.07%	7.25%
Ratio of net expenses before voluntary waivers to average net assets	9.30%	—%	—%	—%	—%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.48%	3.24%	3.26%	3.47%	3.58%
Ratio of interest and other debt expenses to average net assets	4.82%	5.25%	3.62%	2.79%	2.12%
Ratio of net incentive fees to average net assets	0.32%	1.28%	1.93%	1.81%	1.55%
Ratio of total expenses to average net assets	12.09%	9.82%	8.81%	8.07%	7.25%
Ratio of net investment income to average net assets	13.28%	11.53%	11.42%	11.36%	11.30%
Portfolio turnover	24%	45%	26%	45%	17%
(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for issuance of common stock in connection with the Merger and distributions declared, which reflects the actual amounts per share for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount paid for the period as it includes the effect of the timing of the distribution and the Merger.
(3)	Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.
(4)

Calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan.

13.      MERGER WITH GS MMLC

On October 12, 2020, the Company completed its merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020. The Company was the accounting survivor of the Merger.  At the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share, with a NAV equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020.  As a result, the Company issued an aggregate of 61,037,311 shares of Common Stock to the former GS MMLC stockholders.

The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation in the Consolidated Statement of Operations.  The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.  The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the GS MMLC investments for tax purposes.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Merger:

Common stock issued by the Company(1)	$866,201
Total purchase price	$866,201
Assets acquired:
Investments, at fair value (amortized cost of $1,741,300)	$1,691,263
Cash and cash equivalents	177,576
Other assets	18,986
Total assets acquired	$1,887,825
Liabilities assumed:
Debt	$843,701
Distribution payable	75,000
Other liabilities(2)	18,963
Total liabilities assumed	$937,664
Net assets acquired	$950,161
Total purchase discount	$(83,960)

(1)

Based on the market price at closing of $15.26, adjusted for a discount to reflect the impact of transfer restrictions applicable to the shares of the Company’s Common Stock issued to GS MMLC stockholders pursuant to the terms of the Merger, and the 61,037,311 shares of common stock issued by the Company.

(2)

Includes $4,159 of management fees and $6,672 of incentive fees accrued by GS MMLC pursuant to an investment management agreement between GS MMLC and Investment Adviser, which was terminated upon the closing of the Merger. The payable for these fees was assumed by the Company and paid by the Company to the Investment Adviser in November 2020.

14.	SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In connection with the consummation of the Merger, the Board of Directors previously declared special distributions of $0.15 per share in total, and payable in three equal quarterly installments. The first quarterly installment of $5,080 is payable on March 15, 2021 to holders of record as of February 15, 2021. As a result of the special distributions, the conversion rate relating to the Convertible Notes will be adjusted pursuant to the terms of the indenture. The new conversion rate for the Convertible Notes will be 40.9553 shares of common stock per $1,000 principal amount of the Convertible Notes and shall be in effect as of February 12, 2021, the ex-dividend date for the first installment of the special distribution.

On February 24, 2021, the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 27, 2021 to holders of record as of March 31, 2021.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2020, the Company designated 91.16% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code. During the year ended December 31, 2020, the Company designated 93.95% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.     OTHER INFORMATION

On January 26, 2021, Jonathan Lamm notified us of his intention to resign as Chief Financial Officer and Treasurer effective March 1, 2021.  Mr. Lamm’s decision to resign is not the result of any disagreement with us.  On February 24, 2021, our Board of Directors approved Joseph DiMaria as our Interim Chief Financial officer and Interim Treasurer effective March 1, 2021.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 72 of this annual report on Form 10-K.
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

2.1

Amended and Restated Agreement and Plan of Merger, by and among Goldman Sachs BDC, Inc., Goldman Sachs Middle Market Lending Corp., Evergreen Merger Sub Inc., and Goldman Sachs Asset Management, L.P., dated as of June 11, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on June 11, 2020).

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

4.2	Form of 4.50% Convertible Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 3, 2016).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 20, 2020).

4.4

Indenture, dated February 10, 2020, by and between Goldman Sachs BDC, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 11, 2020).

4.5

First Supplemental Indenture, dated as of February 10, 2020, relating to the 3.750% Notes due 2025, by and between Goldman Sachs BDC, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 11, 2020).

4.6	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 11, 2020).

4.7

Second Supplemental Indenture, dated as of November 24, 2020, relating to the 2.875% Notes due 2026, by and between Goldman Sachs BDC, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on November 24, 2020).

4.8	Form of 2.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on November 24, 2020).

Exhibit No	Description of Exhibits

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

10.10

Sixth Amendment to Senior Secured Revolving Credit Agreement, dated as of February 25, 2020, among the Company, as Borrower, the lenders party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and as Collateral Agent and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 28, 2020).

10.11*

Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of November 20, 2020, among the Company, as Borrower, the lenders party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and as Collateral Agent and other parties party thereto.

10.12

Amended and Restated Investment Management Agreement, dated as of January 1, 2015, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit (g) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.13

Second Amended and Restated Investment Management Agreement, dated as of June 15, 2018, between Goldman Sachs BDC, Inc. and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on June 15, 2018).

10.14	Dividend Reinvestment Plan, amended as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.15	Dividend Reinvestment Plan, amended as of August 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 4, 2016).

Exhibit No	Description of Exhibits

10.16	Dividend Reinvestment Plan, amended as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 3, 2017).

10.17

Custody Agreement, dated as of April 1, 2013, between Registrant and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 10, 2015).

10.18

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.19

License Agreement, dated as of April 1, 2013, between the Registrant and the Goldman, Sachs & Co. (incorporated by reference to Exhibit (k)(4) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

10.20

Joinder Agreement, dated as of February 27, 2019, by MUFG Union Bank, N.A., as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 28, 2019).

14.1*	Code of Ethics of the Registrant

14.2*	Code of Business Conduct and Ethics

23.1*	Consent of Independent Registered Public Accounting Firm

24*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2021	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David Pessah David Pessah	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Timothy J. Leach Timothy J. Leach	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director