Form 10-Q
period 2021-03-31
Goldman Sachs BDC, Inc.
filed 2021-05-06
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No X

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

As of May 6, 2021, there were 101,667,112 shares of the registrant’s common stock outstanding.

GOLDMAN SACHS BDC, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•	the ability to realize the anticipated benefits of the Merger (as defined below).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,055,670 and $3,089,481)	$3,097,968	$3,135,745
Non-controlled affiliated investments (cost of $64,871 and $64,699)	84,144	87,211
Controlled affiliated investments (cost of $30,465 and $28,400)	20,498	19,810
Total investments, at fair value (cost of $3,151,006 and $3,182,580)	$3,202,610	$3,242,766
Cash	45,486	32,137
Receivable for investments sold	1,020	2,600
Interest and dividends receivable	25,213	21,593
Deferred financing costs	10,664	11,350
Other assets	2,638	1,916
Total assets	$3,287,631	$3,312,362
Liabilities
Debt (net of debt issuance costs of $16,083 and $17,323)	$1,591,920	$1,627,060
Interest and other debt expenses payable	11,759	10,163
Management fees payable	7,700	5,945
Incentive fees payable	—	2,665
Distribution payable	45,720	45,690
Unrealized depreciation on foreign currency forward contracts	108	355
Directors’ fees payable	230	—
Accrued expenses and other liabilities	4,249	5,343
Total liabilities	$1,661,686	$1,697,221
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 101,599,020 and 101,534,370 shares issued and outstanding as of March 31, 2021 and December 31, 2020)	102	102
Paid-in capital in excess of par	1,622,948	1,621,813
Distributable earnings	4,316	(5,353)
Allocated income tax expense	(1,421)	(1,421)
TOTAL NET ASSETS	$1,625,945	$1,615,141
TOTAL LIABILITIES AND NET ASSETS	$3,287,631	$3,312,362
Net asset value per share	$16.00	$15.91

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$78,165	$29,515
Payment-in-kind	2,136	614
Other income	995	247
From non-controlled affiliated investments:
Dividend income	765	5
Interest income	76	665
Payment-in-kind	149	190
Other income	—	5
From controlled affiliated investments:
Interest income	23	305
Payment-in-kind	309	426
Total investment income	$82,618	$31,972
Expenses:
Interest and other debt expenses	$14,966	$8,894
Incentive fees	12,055	—
Management fees	8,200	3,666
Professional fees	725	714
Directors’ fees	232	139
Other general and administrative expenses	1,098	613
Total expenses	$37,276	$14,026
Fee waivers	(12,555)	(660)
Net expenses	$24,721	$13,366
NET INVESTMENT INCOME BEFORE TAXES	$57,897	$18,606
Income tax expense, including excise tax	$314	$427
NET INVESTMENT INCOME AFTER TAXES	$57,583	$18,179
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$7,508	$(5,434)
Controlled affiliated investments	—	(4,704)
Foreign currency forward contracts	(114)	28
Foreign currency transactions	68	5
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,966)	(73,044)
Non-controlled affiliated investments	(3,239)	3,793
Controlled affiliated investments	(1,377)	(3,399)
Foreign currency forward contracts	247	82
Foreign currency translations	3,872	615
Net realized and unrealized gains (losses)	$2,999	$(82,058)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(114)	99
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$60,468	$(63,780)
Weighted average shares outstanding	101,584,473	40,396,319
Net investment income per share (basic and diluted)	$0.57	$0.45
Earnings (loss) per share (basic and diluted)	$0.60	$(1.58)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net assets at beginning of period	$1,615,141	$676,125
Increase (decrease) in net assets from operations:
Net investment income	$57,583	$18,179
Net realized gain (loss)	7,462	(10,105)
Net change in unrealized appreciation (depreciation)	(4,463)	(71,953)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(114)	99
Net increase (decrease) in net assets from operations	$60,468	$(63,780)
Distributions to stockholders from:
Distributable earnings	$(50,799)	$(18,181)
Total distributions to stockholders	$(50,799)	$(18,181)
Capital transactions:
Reinvestment of stockholder distributions	$1,135	$695
Net increase in net assets from capital transactions	$1,135	$695
TOTAL INCREASE (DECREASE) IN NET ASSETS	$10,804	$(81,266)
Net assets at end of period	$1,625,945	$594,859
Distributions declared per share	$0.50	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$60,468	$(63,780)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(204,518)	(99,268)
Payment-in-kind interest capitalized	(2,471)	(903)
Investments in affiliated money market fund, net	—	(64,306)
Proceeds from sales of investments and principal repayments	263,365	50,323
Net realized (gain) loss on investments	(7,508)	10,140
Net change in unrealized (appreciation) depreciation on investments	8,582	72,650
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(118)	(62)
Amortization of premium and accretion of discount, net	(17,294)	(1,437)
Amortization of deferred financing and debt issuance costs	1,809	891
Amortization of original issue discount on convertible notes	115	110
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	1,580	(6,555)
(Increase) decrease in interest and dividends receivable	(3,620)	(881)
(Increase) decrease in other assets	(722)	(995)
Increase (decrease) in interest and other debt expenses payable	2,067	3,685
Increase (decrease) in management fees payable	1,755	(647)
Increase (decrease) in incentive fees payable	(2,665)	(1,850)
Increase (decrease) in directors’ fees payable	230	139
Increase (decrease) in accrued expenses and other liabilities	(1,094)	(1,408)
Net cash provided by (used for) operating activities	$99,961	$(104,154)
Cash flows from financing activities:
Distributions paid	$(49,634)	$(17,470)
Deferred financing and debt issuance costs paid	(469)	(10,108)
Borrowings on debt	130,620	553,066
Repayments of debt	(167,000)	(408,676)
Net cash provided by (used for) financing activities	$(86,483)	$116,812
Net increase (decrease) in cash	13,478	12,658
Effect of foreign exchange rate changes on cash and cash equivalents	(129)	(20)
Cash, beginning of period	32,137	9,409
Cash, end of period	$45,486	$22,047
Supplemental and non-cash activities
Interest expense paid	$10,205	$4,209
Accrued but unpaid excise tax expense	$410	$622
Accrued but unpaid distributions	$45,720	$18,181
Reinvestment of stockholder distributions	$1,135	$695
Exchange of investments	$—	$33,524

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 153.73%
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$9,406	$9,273	$9,265
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3)	Professional Services	6.95%	CDN P + 4.50%		11/06/26	CAD 139	109	109
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3) (4)	Professional Services		L + 5.50%	1.00%	11/06/26	1,151	(16)	(17)
3SI Security Systems, Inc.(3)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	14,556	14,473	14,483
3SI Security Systems, Inc.(3)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,216	2,088	2,205
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%	1.00%	08/10/24	8,729	8,724	8,555
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(2)	Software	7.25%	L + 6.25%	1.00%	03/10/27	16,470	16,062	16,099
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(2) (4)	Software		L + 6.25%	1.00%	03/10/27	1,220	(30)	(29)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(2) (4)	Software		L + 6.25%	1.00%	03/10/27	3,046	(38)	(34)
Acquia, Inc.(2) (3)	Software	8.00%	L + 7.00%	1.00%	10/31/25	30,561	29,043	30,026
Acquia, Inc.(2) (3) (4)	Software	8.00%	L + 7.00%	1.00%	10/31/25	3,268	188	204
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	4,835	4,814	4,110
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	298	296	253
Apptio, Inc.(2) (3)	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	79,154	75,997	78,164
Apptio, Inc.(2) (3) (4)	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	5,385	2,083	2,087
Associations, Inc.(2) (3)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	34,125	32,471	33,357
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	7,453	7,171	7,179
Associations, Inc.(2) (3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	07/30/24	1,422	1,353	1,390
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	7,129	7,109	6,273
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	453	449	399
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%	1.25%	09/11/23	7,150	7,110	6,757
Barbri, Inc.	Diversified Consumer Services	5.00%	L + 4.00%	1.00%	12/01/23	6,243	6,228	6,134
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25	14,640	13,854	14,310
Blacksmith Applications, Inc.(2) (3)	Software	7.50%	L + 6.50%	1.00%	12/02/26	25,100	24,560	24,598
Blacksmith Applications, Inc.(2) (3) (4)	Software		L + 6.50%	1.00%	12/02/26	2,000	(43)	(40)
Brillio, LLC(2) (3)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	10,925	10,477	10,925
Brillio, LLC(2) (3)	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	1,832	1,810	1,832
Broadway Technology, LLC(2)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26	26,100	25,598	25,578
Bullhorn, Inc.(2) (3)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	26,765	25,628	26,497
Bullhorn, Inc.(2) (3)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	555	532	549
Bullhorn, Inc.(2) (3)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	442	424	438
Bullhorn, Inc.(2) (3) (4)	Professional Services		L + 5.75%	1.00%	09/30/26	1,232	(18)	(12)
Bullhorn, Inc.(2) (3) (4)	Professional Services		L + 5.75%	1.00%	09/30/26	1,344	(20)	(13)
Businessolver.com, Inc.(2) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	42,625	40,652	42,199
Businessolver.com, Inc.(2) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	11,175	11,019	11,063
Businessolver.com, Inc.(2) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	6,394	6,096	6,330
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology		L + 7.50%	1.00%	05/15/23	5,328	(91)	(53)
Capitol Imaging Acquisition Corp.(2) (3)	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	812	778	796
Capitol Imaging Acquisition Corp.(2) (3) (4)	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25	180	25	24
CFS Management, LLC (dba Center for Sight Management)(2) (3)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	11,642	11,098	11,467
CFS Management, LLC (dba Center for Sight Management)(2) (3)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	3,468	3,306	3,416
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	17,084	16,193	16,742
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,343	11,079	11,116
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,196	6,819	7,052
Chronicle Bidco Inc. (dba Lexitas)(2) (3) (4)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	6,316	566	504
Chronicle Bidco Inc. (dba Lexitas)(2) (3) (4)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(49)	(44)
Chronicle Bidco Inc. (dba Lexitas)(2) (3) (4)	Professional Services		L + 6.00%	1.00%	11/14/25	4,820	(48)	(96)
ConnectWise, LLC(2) (3)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	33,102	31,833	32,771
ConnectWise, LLC(2) (3) (4)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	2,561	131	134

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Convene 237 Park Avenue, LLC (dba Convene)(2) (3)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24	$52,200	$46,500	$38,106
Convene 237 Park Avenue, LLC (dba Convene)(2) (3)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24	15,340	13,659	11,198
CorePower Yoga LLC(2) (3)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	24,128	21,477	19,362
CorePower Yoga LLC(2) (3)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,687	1,541	1,354
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	28,301	27,344	28,017
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	15,042	14,722	14,892
CST Buyer Company (dba Intoxalock)(2) (3) (4)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	2,170	(14)	(22)
Diligent Corporation(2)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,352	42,906	45,425
Diligent Corporation(2)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,789	23,676	25,037
Diligent Corporation(2) (4)	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(63)	31
DocuTAP, Inc.(2) (3)	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	58,418	55,584	57,250
Elemica Parent, Inc.(2) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	7,073	6,567	6,879
Elemica Parent, Inc.(2) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,508	1,464	1,467
Elemica Parent, Inc.(2) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,387	1,312	1,348
Elemica Parent, Inc.(2) (3) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	930	629	646
Elemica Parent, Inc.(2) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	565	549	549
Elemica Parent, Inc.(2) (3) (4)	Chemicals		L + 6.00%	1.00%	09/18/25	380	(5)	(10)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	52,922	50,491	52,657
Empirix, Inc.(2) (3) (4)	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	3,100	(57)	(16)
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,556	10,062	10,371
Eptam Plastics, Ltd.(2) (3) (4)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	915	981
Eptam Plastics, Ltd.(2) (3) (4)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,537	935	941
Fenergo Finance 3 Limited(1) (2) (3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€43,100	48,701	50,038
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	2,865	(30)	(29)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€3,700	(5)	(43)
FWR Holding Corporation (dba First Watch Restaurants)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	15,741	14,892	15,426
FWR Holding Corporation (dba First Watch Restaurants)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	4,014	3,731	3,934
FWR Holding Corporation (dba First Watch Restaurants)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,146	2,976	3,083
FWR Holding Corporation (dba First Watch Restaurants)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,018	2,805	2,958
FWR Holding Corporation (dba First Watch Restaurants)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,003	2,791	2,943
FWR Holding Corporation (dba First Watch Restaurants)(3)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,988	1,881	1,949
FWR Holding Corporation (dba First Watch Restaurants)(3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	118	(3)	(2)
FWR Holding Corporation (dba First Watch Restaurants)(3) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,093	(50)	(42)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	23,355	22,123	23,122
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	12,107	11,469	11,986
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	11,670	11,062	11,553
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	5,631	5,519	5,574
Gastro Health Holdco, LLC(2) (3) (4)	Health Care Providers & Services	9.25%	P + 6.00%		09/04/23	4,900	1,714	1,789
GH Holding Company (dba Grace Hill)(3)	Real Estate Management & Development	4.61%	L + 4.50%		02/28/23	7,275	7,260	7,257

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
GHA Buyer Inc. (dba Cedar Gate)(2) (3)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	$14,963	$14,680	$14,663
GHA Buyer Inc. (dba Cedar Gate)(2) (3) (4)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,813	2,574	2,569
GHA Buyer Inc. (dba Cedar Gate)(2) (3) (4)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,880	(35)	(38)
GK Holdings, Inc. (dba Global Knowledge)(3) (5) (6)	IT Services				01/20/21	8,460	8,457	8,206
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.11%	L + 5.00%		05/15/26	18,885	16,475	17,998
GovDelivery Holdings, LLC (dba Granicus, Inc.)(2)	Software	7.50%	L + 6.50%	1.00%	01/29/27	23,058	22,430	22,712
GovDelivery Holdings, LLC (dba Granicus, Inc.)(2) (4)	Software		L + 6.50%	1.00%	01/29/27	2,583	(38)	(39)
GovDelivery Holdings, LLC (dba Granicus, Inc.)(2) (4)	Software		L + 6.50%	1.00%	01/29/27	6,456	(47)	(97)
Governmentjobs.com, Inc. (dba NeoGov)(2) (3)	Software	7.50%	L + 6.50%	1.00%	02/05/26	47,457	45,349	46,508
Governmentjobs.com, Inc. (dba NeoGov)(2) (3)	Software	8.00%	L + 7.00%	1.00%	02/05/26	23,975	23,516	23,975
Governmentjobs.com, Inc. (dba NeoGov)(2) (3) (4)	Software	7.50%	L + 6.50%	1.00%	02/05/26	6,328	373	348
GS AcquisitionCo, Inc. (dba Insightsoftware)(2)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,655	9,523	9,583
GS AcquisitionCo, Inc. (dba Insightsoftware)(2) (4)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,056	3,940	3,963
GS AcquisitionCo, Inc. (dba Insightsoftware)(2) (4)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	807	348	352
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,407	6,364	6,162
Helios Buyer, Inc. (dba Heartland)(2) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	14,609	14,328	14,316
Helios Buyer, Inc. (dba Heartland)(2) (3) (4)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	1,263	1,261
Helios Buyer, Inc. (dba Heartland)(2) (3) (4)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,943	(38)	(159)
HowlCO LLC (dba Lone Wolf)(1) (2) (3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	28,047	27,520	27,486
HowlCO LLC (dba Lone Wolf)(1) (2) (3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,808	4,716	4,712
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,658	53,632	54,487
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(2) (3) (4)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(204)	(258)
iCIMS, Inc.(2) (3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	69,572	71,583
iCIMS, Inc.(2) (3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,805	13,183
iCIMS, Inc.(2) (3)	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,467	4,474
Infinity Sales Group(3)	Media	11.50%	L + 10.50%	1.00%	11/23/22	25,579	25,579	26,346
Instructure Holdings(2) (3)	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	60,376	58,113	59,772
Instructure Holdings(2) (3) (4)	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	5,000	(48)	(50)
Integral Ad Science, Inc.(2) (3)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	63,071	59,949	62,441
Integral Ad Science, Inc.(2) (3) (4)	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	4,402	(98)	(44)
Internet Truckstop Group, LLC (dba Truckstop)(2) (3)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	53,900	51,371	52,822
Internet Truckstop Group, LLC (dba Truckstop)(2) (3) (4)	Transportation Infrastructure		L + 5.75%	1.00%	04/02/25	4,400	(88)	(88)
Iracore International Holdings, Inc.^ (3)	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/24	2,361	2,361	2,361
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	6,602	6,539	4,225
Kawa Solar Holdings Limited^ (1) (3) (7)	Construction & Engineering				12/31/21	3,917	3,603	1,348
Kawa Solar Holdings Limited^ (1) (3) (7)	Construction & Engineering				12/31/21	3,318	800	—
Lithium Technologies, Inc.(2) (3)	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	84,859	86,343
Lithium Technologies, Inc.(2) (3) (4)	Interactive Media & Services		L + 8.00%	1.00%	10/03/22	5,110	(128)	(153)
Mailgun Technologies, Inc.(2) (3)	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	38,575	37,313	38,575
Mailgun Technologies, Inc.(2) (3) (4)	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,441	—	—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
MedeAnalytics, Inc.(2) (3)	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	$955	$906	$941
Mervin Manufacturing, Inc.(3)	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,750	10,749	10,427
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(2) (3)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	49,809	47,838	49,062
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(2) (3) (4)	Health Care Technology		L + 5.50%	1.00%	11/15/24	7,713	(101)	(116)
MRI Software LLC	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	22,972	21,816	22,858
MRI Software LLC(4)	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	1,612	44	73
MRI Software LLC(4)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	661	(16)	(3)
MRI Software LLC(4)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	6,600	(16)	(33)
Netvoyage Corporation (dba NetDocuments)(2) (3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	16,242	15,601	16,080
Netvoyage Corporation (dba NetDocuments)(2) (3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	9,850	9,373	9,752
Netvoyage Corporation (dba NetDocuments)(2) (3)	Software	8.00%	L + 7.00%	1.00%	03/22/24	1,668	1,595	1,651
Netvoyage Corporation (dba NetDocuments)(2) (3) (4)	Software		L + 7.00%	1.00%	03/24/22	1,264	(16)	(13)
One GI LLC(2) (3) (4)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	23,049	20,117	20,134
One GI LLC(2) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	9,476	9,295	9,310
One GI LLC(2) (3) (4)	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,500	(47)	(44)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,892	3,882	3,230
Picture Head Midco LLC(2) (3)	Entertainment	8.75%	L + 7.75% (incl. 1.00% PIK)	1.00%	08/31/23	45,818	42,384	42,382
PlanSource Holdings, Inc.(2) (3)	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	53,813	55,869
PlanSource Holdings, Inc.(2) (3) (4)	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(190)	(117)
Power Stop, LLC(2)	Auto Components	4.61%	L + 4.50%		10/19/25	18,084	17,119	17,722
Premier Imaging, LLC (dba Lucid Health)(2) (3)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	28,664	27,103	28,234
Premier Imaging, LLC (dba Lucid Health)(2) (3)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	7,763	7,647	7,646
Professional Physical Therapy(3)	Health Care Providers & Services	9.50%	L + 8.50% (incl. 2.50% PIK)	1.00%	12/16/22	5,897	5,486	5,366
Project Eagle Holdings, LLC (dba Exostar)(2) (3)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	900	859	900
Project Eagle Holdings, LLC (dba Exostar)(2) (3) (4)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	75	(2)	—
Prophix Software Inc.(dba Pound Bidco)(1) (2)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	18,948	18,579	18,569
Prophix Software Inc.(dba Pound Bidco)(1) (2) (4)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,445	(67)	(69)
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	28,717	26,759	28,214
Purfoods, LLC(2) (3)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	597	571	591
Purfoods, LLC(2) (3) (4)	Health Care Providers & Services		L + 6.00%	1.00%	08/12/26	400	(5)	(4)
Riverpoint Medical, LLC(2) (3)	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	22,122	21,056	21,735
Riverpoint Medical, LLC(2) (3) (4)	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	4,094	(89)	(72)
SF Home Décor, LLC (dba SureFit Home Décor)(2) (3)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	42,163	39,411	40,582
SPay, Inc. (dba Stack Sports)(2) (3)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	26,638	24,305	24,041
SPay, Inc. (dba Stack Sports)(2) (3)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,909	1,739	1,723
SPay, Inc. (dba Stack Sports)(2) (3)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	956	872	863
StarCompliance Intermediate, LLC(2)	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	15,600	15,297	15,288

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
StarCompliance Intermediate, LLC(2) (4)	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	$2,500	$(48)	$(50)
Sunstar Insurance Group, LLC(2) (3)	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	542	519	536
Sunstar Insurance Group, LLC(2) (3) (4)	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	344	259	262
Sunstar Insurance Group, LLC(2) (3) (4)	Insurance		L + 5.50%	1.00%	10/09/26	111	(2)	(1)
Superman Holdings, LLC (dba Foundation Software)(2) (3)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	852	812	844
Superman Holdings, LLC (dba Foundation Software)(2) (3) (4)	Construction & Engineering		P + 7.00%		08/31/26	122	(3)	(1)
Sweep Purchaser LLC(2) (3)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,608	28,062	28,322
Sweep Purchaser LLC(2) (3) (4)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	9,082	7,108	7,175
Sweep Purchaser LLC(2) (3) (4)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,541	(86)	(45)
Sweep Purchaser LLC(2) (3) (4)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	7,265	(71)	(73)
Syntellis Performance Solutions, LLC (dba Axiom)(2) (3)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	835	792	810
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(2) (3)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	26,529	25,138	26,131
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(2) (3) (4)	Health Care Providers & Services		L + 5.75%	1.00%	08/15/25	4,565	(118)	(68)
Thrasio, LLC(2) (3)	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	15,092	14,728	14,715
Thrasio, LLC(2) (3) (4)	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,990	(119)	(250)
Tronair Parent Inc.	Air Freight & Logistics	5.75%	L + 4.75%	1.00%	09/08/23	6,685	6,659	5,615
US Med Acquisition, Inc.(3)	Health Care Equipment & Supplies	8.50%	L + 7.50%	1.00%	02/14/23	29,256	29,088	29,110
USN Opco LLC (dba Global Nephrology Solutions)(2) (3)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	22,038	21,614	21,597
USN Opco LLC (dba Global Nephrology Solutions)(2) (3) (4)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	3,023	(58)	(60)
USN Opco LLC (dba Global Nephrology Solutions)(2) (3) (4)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,600	(73)	(152)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,704	29,846	31,466
Villa Bidco Inc (dba Authority Brands)(2) (3)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	26,685	25,486	26,285
Villa Bidco Inc (dba Authority Brands)(2) (3) (4)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	2,162	259	266
VRC Companies, LLC (dba Vital Records Control)(3)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	28,331	27,739	28,189
VRC Companies, LLC (dba Vital Records Control)(3) (4)	Commercial Services & Supplies		P + 5.50%		03/31/22	1,131	(5)	(6)
WebPT, Inc.(2) (3)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	23,801	24,560
WebPT, Inc.(2) (3) (4)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	715	726
WebPT, Inc.(2) (3) (4)	Health Care Technology		L + 6.75%	1.00%	08/28/24	3,141	(75)	(71)
Wellness AcquisitionCo, Inc. (dba SPINS)(2) (3)	IT Services	6.75%	L + 5.75%	1.00%	01/20/27	20,100	19,709	19,698
Wellness AcquisitionCo, Inc. (dba SPINS)(2) (3) (4)	IT Services		L + 5.75%	1.00%	01/20/27	2,600	(50)	(52)
Wine.com, LLC(2) (3)	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,891	15,400
Wine.com, LLC(2) (3)	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	3,700	3,627	3,700
WorkForce Software, LLC(2) (3)	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	21,669	20,669	21,344
WorkForce Software, LLC(2) (3) (4)	Software		L + 6.50%	1.00%	07/31/25	1,894	(37)	(28)
Xactly Corporation(2) (3)	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	62,025	60,090	61,560
Xactly Corporation(2) (3) (4)	IT Services		L + 7.25%	1.00%	07/29/22	3,874	(37)	(29)
Yasso, Inc.(2) (3) (10)	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	15,220	15,010	15,677
Zodiac Intermediate, LLC (dba Zipari)(2) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	50,230	48,942	48,974
Zodiac Intermediate, LLC (dba Zipari)(2) (3) (4)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,500	(189)	(188)
Total 1st Lien/Senior Secured Debt							2,464,550	2,499,519

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Last-Out Unitranche (8) - 8.45%
Doxim, Inc.(2) (3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$39,200	$37,224	$38,416
Doxim, Inc.(2) (3)	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,000	21,543	22,540
Doxim, Inc.(2) (3)	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	6,808	6,641	6,638
Doxim, Inc.(2) (3)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,300	5,160	5,300
Doxim, Inc.(2) (3)	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,971	3,880	3,971
Smarsh, Inc.(2) (3)	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	58,035	60,429
Total 1st Lien/Last-Out Unitranche							132,483	137,294
2nd Lien/Senior Secured Debt - 28.40%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	11,070	10,424	10,406
Animal Supply Intermediate, LLC^ (3)	Distributors	7.00%	7.00% PIK		11/14/25	8,620	8,098	7,241
Bolttech Mannings, Inc.^^ (3)	Commercial Services & Supplies	8.19%	L + 8.00% PIK		11/20/22	15,739	15,580	15,267
Chase Industries, Inc. (dba Senneca Holdings)(2) (3)	Building Products	10.00%	10.00% PIK		11/11/25	12,150	9,615	9,234
Chase Industries, Inc. (dba Senneca Holdings)(2) (3) (6)	Building Products		11.00% PIK		05/11/26	12,150	—	—
ERC Finance, LLC (dba Eating Recovery Center)(2) (3)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	45,200	42,957	44,974
Genesis Acquisition Co. (dba ProCare Software)(2) (3)	Diversified Financial Services	7.74%	L + 7.50%		07/31/25	17,000	15,588	15,555
Genesis Acquisition Co. (dba ProCare Software)(2) (3)	Diversified Financial Services	7.74%	L + 7.50%		07/31/25	4,300	3,944	3,934
GK Holdings, Inc. (dba Global Knowledge)(3) (6)	IT Services		L + 12.25%	1.00%	01/20/22	3,000	2,977	1,650
IHS Intermediate Inc. (dba Interactive Health Solutions)(3) (6)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	21,900	20,389	21,407
Market Track, LLC(2) (3)	Media	8.75%	L + 7.75%	1.00%	06/05/25	42,200	40,090	40,617
MPI Engineered Technologies, LLC(3)	Auto Components	12.00%	12.00% PIK		07/15/25	14,439	14,439	13,284
MPI Products LLC(3) (7)	Auto Components				07/15/25	7,412	—	—
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	34,744	35,314
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	39,706	41,111
SMB Shipping Logistics, LLC (dba Worldwide Express)(2) (3)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	66,667	63,732	65,167
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,225	11,310
USRP Holdings, Inc. (dba U.S. Retirement Partners)(2) (3)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	9,700	8,782	9,312
USRP Holdings, Inc. (dba U.S. Retirement Partners)(2) (3)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,584	1,434	1,521
Xcellence, Inc. (dba Xact Data Discovery)(2) (3)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	26,100	23,885	25,969
YI, LLC (dba Young Innovations)(2) (3)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	33,634	35,002
Zep Inc.(2)	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	54,300	47,569	53,531
Total 2nd Lien/Senior Secured Debt							458,714	461,806
Unsecured Debt - 0.02%
Conergy Asia & ME Pte. LTD.^ (1) (3) (7)	Construction & Engineering				06/30/21	1,266	1,055	303
Total Unsecured Debt							1,055	303

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(9)	Par Amount/Shares (++)	Cost	Fair Value
Preferred Stock - 3.38%
Broadway Parent, LLC(2) (7)	Diversified Financial Services		01/25/21	$4,000,000	$4,019	$4,019
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (3) (7)	Aerospace & Defense		07/01/16	1,108,333	10,185	34,890
Conergy Asia Holdings, Ltd.^ (1) (3) (7)	Construction & Engineering		08/23/17	600,000	600	—
Exostar LLC - Class A(2) (3) (7)	Aerospace & Defense		07/06/20	20	20	22
Foundation Software(2) (3) (7)	Construction & Engineering		08/31/20	22	21	23
Kawa Solar Holdings Limited^ (1) (3) (6)	Construction & Engineering	8.00% PIK	10/25/16	69,890	778	—
MedeAnalytics, Inc.(2) (3) (7)	Health Care Technology		10/09/20	42,600	41	55
Wine.com, LLC(2) (7)	Beverages		03/03/21	124,040	3,067	3,066
Wine.com, LLC(2) (7)	Beverages		11/14/18	535,226	8,225	12,926
Total Preferred Stock					26,956	55,001
Common Stock - 2.95%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(2) (7)	Software		03/10/21	25,400	2,540	2,540
Animal Supply Holdings, LLC^ (3) (7)	Distributors		08/14/20	83,333	13,745	5,141
Animal Supply Holdings, LLC^ (3) (7)	Distributors		08/14/20	37,500	126	—
Bolttech Mannings, Inc.^^ (3) (7)	Commercial Services & Supplies		12/22/17	309,142	14,885	5,231
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)^ (3) (7)	Aerospace & Defense		07/01/16	453,383	2,393	14,272
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (2) (3)	Health Care Providers & Services		03/30/18	20,183	2,916	3,697
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (3) (7)	Health Care Providers & Services		03/30/18	19,048	514	1,068
Conergy Asia Holdings, Ltd.^ (1) (3) (7)	Construction & Engineering		07/31/17	2,000	4,700	—
Country Fresh Holding Company Inc.(2) (3) (7)	Food Products		04/29/19	1,514	888	—
Elah Holdings, Inc.^ (2) (3) (7)	Capital Markets		05/09/18	111,650	5,238	5,396
Exostar LLC - Class B(2) (3) (7)	Aerospace & Defense		07/06/20	31,407	—	16
Foundation Software - Class B(2) (3) (7)	Construction & Engineering		08/31/20	11,826	—	3
Iracore International Holdings, Inc.^ (3) (7)	Energy Equipment & Services		04/13/17	28,898	7,003	7,717
Jill Acquisition LLC (dba J. Jill)(7)	Specialty Retail		09/30/20	18,869	56	184
Kawa Solar Holdings Limited^ (1) (3) (7)	Construction & Engineering		08/17/16	1,399,556	—	—
National Spine and Pain Centers, LLC(2) (3) (7)	Health Care Providers & Services		06/02/17	1,100	883	668
Prairie Provident Resources, Inc.(1) (7)	Oil, Gas & Consumable Fuels			3,579,988	9,237	157
Yasso, Inc.(2) (3) (7)	Food Products		03/23/17	1,640	1,368	1,887
Total Common Stock					66,492	47,977
Warrants - 0.04%
Animal Supply Holdings, LLC^ (3) (7) (11)	Distributors		08/14/20	1	756	710
KDOR Holdings Inc. (dba Senneca Holdings)(2) (3) (7)	Building Products		06/22/20	30	—	—
KDOR Holdings Inc. (dba Senneca Holdings)(2) (3) (7)	Building Products		05/29/20	1,406	—	—
KDOR Holdings Inc. (dba Senneca Holdings)(2) (3) (7)	Building Products		05/29/20	147	—	—
Total Warrants					756	710
TOTAL INVESTMENTS - 196.97%					$3,151,006	$3,202,610
LIABILITIES IN EXCESS OF OTHER ASSETS - (96.97%)						$(1,576,665)
NET ASSETS - 100.00%						$1,625,945

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except share and per share amounts)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.28%, 0.21%, 0.19%, 0.13%, 0.11% and 0.09%, respectively. As of March 31, 2021, P was 3.25%, and Canadian Prime Rate (“CDN P”) was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€") or Canadian dollar ("CAD").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021 the aggregate fair value of these securities is $112,897 or 3.43% of the Company’s total assets.

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

(5)	The investment has matured, but is still held for expected cash proceeds.
(6)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(7)	Non-income producing security.
(8)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(9)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2021, the aggregate fair value of these securities is $103,531 or 6.36% of the Company's net assets. The initial acquisition dates have been included for such securities.

(10)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".
(11)	Right to purchase up to $8,851 of 1st Lien Senior Secured Debt, $7,483 of 2nd Lien Senior Secured Debt and 68,796 shares of Class A Units, which expires November 2021.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 702	Euro 620	04/06/21	$(25)
Bank of America, N.A.	U.S. Dollar 517	Euro 457	04/06/21	(19)
Bank of America, N.A.	U.S. Dollar 701	Euro 617	07/06/21	(24)
Bank of America, N.A.	U.S. Dollar 517	Euro 455	07/06/21	(18)
Bank of America, N.A.	U.S. Dollar 400	Euro 350	10/05/21	(13)
Bank of America, N.A.	U.S. Dollar 294	Euro 258	10/05/21	(9)
				$(108)

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
^

As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(6)	Non-income producing security.
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

The Merger with Goldman Sachs Middle Market Lending Corp.

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020.  In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020.  As a result of the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. For further information, see Note 12 “Merger with GS MMLC.”

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported on the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included on the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC (formerly known as My-On BDC Blocker, LLC), GSBD Blocker II, LLC, GSBD Wine I, LLC, GSBD Blocker III LLC, GSBD Blocker IV LLC, MMLC Blocker I, LLC, MMLC Blocker II, LLC, MMLC Wine I, LLC, and MMLC Blocker III LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Prepayment premiums	$450	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$7,659	$396

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2021, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.7% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2020, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.7% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

(4)	The Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2021 and December 31, 2020, the Company held an aggregate cash balance of $45,486 and $32,137. Foreign currency of $1,762 and $1,831 (acquisition cost of $1,825 and $1,765) is included in cash as of March 31, 2021 and December 31, 2020.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses on the Consolidated Statements of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required on the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2013. So long as the Company maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected on the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2021 and 2020, the Company accrued excise taxes of $308 and $427. As of March 31, 2021, $410 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies on the Consolidated Statements of Operations.

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

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, the offering of the Company’s 4.50% Convertible Notes due 2022 (the “Convertible Notes”), the offering of the Company’s 3.75% Notes due 2025 (the “2025 Notes”), and the offering of the Company’s 2.875% Notes due 2026 (the “2026 Notes”). The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to the Convertible Notes, the 2025 Notes, and the 2026 Notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.00% (0.25% per quarter) of the average value of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter will be appropriately prorated.

For the three months ended March 31, 2021 and 2020 Management Fees amounted to $8,200 and $3,666 and the Investment Adviser has voluntarily agreed to waive $500 and $660 of Management Fees. As of March 31, 2021, $7,700 remained payable.

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

The Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (such period the “Trailing Twelve Quarters”). The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year by reference to an “Annual Period,” which means the period beginning on January 1 of each calendar year and ending on December 31 of such calendar year or, in the case of the first and last year, the appropriate portion thereof.

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

For the three months ended March 31, 2021 and 2020, Incentive Fees based on income amounted to $12,055 and $0. As of March 31, 2021, $0 remained payable. For the three months ended March 31, 2021 and 2020, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three months ended March 31, 2021, GSAM agreed to waive $3,733 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $8,322 of Incentive Fees for the three months ended March 31, 2021 attributable to the purchase discount resulting from the Merger.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $472 and $237. As of March 31, 2021, $940 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three months ended March 31, 2021 and 2020, the Company incurred expenses for services provided by the Transfer Agent of $4 and $4. As of March 31, 2021, $1 remained payable.

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

Affiliates

As of March 31, 2021 and December 31, 2020, Group Inc. owned 6.38% and 6.39%, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$2,065	$—	$—	$(1,377)	$20,498	$332
Total Controlled Affiliates	$19,810	$2,065	$—	$—	$(1,377)	$20,498	$332
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$190,262	$(190,262)	$—	$—	$—	$—
Animal Supply Holdings, LLC	16,838	172	—	—	(3,918)	13,092	172
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	—	—	421	49,162	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	400	4,765	77
Conergy Asia Holdings, Ltd.	334	—	—	—	(31)	303	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(100)	10,078	747
Kawa Solar Holdings Limited	1,359	—	—	—	(11)	1,348	—
Total Non-Controlled Affiliates	$87,211	$190,434	$(190,262)	$—	$(3,239)	$84,144	$990
Total Affiliates	$107,021	$192,499	$(190,262)	$—	$(4,616)	$104,642	$1,322

For the Year Ended December 31, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$212	$(22,303)	$(35,984)	$7,390	$—	$333
Bolttech Mannings, Inc.	22,854	23,461	(20,401)	(4,704)	(1,400)	19,810	1,504
Total Controlled Affiliates	$73,539	$23,673	$(42,704)	$(40,688)	$5,990	$19,810	$1,837
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$538,011	$(538,011)	$—	$—	$—	$62
Accuity Delivery Systems, LLC	15,213	23,140	(40,050)	3,765	(2,068)	—	2,131
Animal Supply Holdings, LLC	—	22,553	—	—	(5,715)	16,838	261
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	691	(7,037)	—	22,839	48,741	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	24,710	(37,875)	(5)	224	4,365	4,086
Conergy Asia Holdings, Ltd.	1,064	1,258	(1,055)	(211)	(722)	334	27
Elah Holdings, Inc.	2,234	3,004	—	—	158	5,396	—
Iracore International Holdings, Inc.	10,884	—	(556)	—	(150)	10,178	302
Kawa Solar Holdings Limited	3,502	28	(1,879)	(4)	(288)	1,359	—
Prairie Provident Resources, Inc.	124	—	(9,237)	—	9,113	—	—
Total Non-Controlled Affiliates	$82,580	$613,395	$(635,700)	$3,545	$23,391	$87,211	$7,567
Total Affiliates	$156,119	$637,068	$(678,404)	$(37,143)	$29,381	$107,021	$9,404

(1)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2021 and December 31, 2020, there were $0 and $12 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs Private Middle Market Credit LLC, GS MMLC (which was merged with the Company on October 12, 2020), Goldman Sachs Private Middle Market Credit II LLC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,464,550	$2,499,519	$2,489,285	$2,526,969
1st Lien/Last-Out Unitranche	132,483	137,294	138,960	143,231
2nd Lien/Senior Secured Debt	458,714	461,806	458,918	457,733
Unsecured Debt	1,055	303	1,055	334
Preferred Stock	26,956	55,001	19,871	48,080
Common Stock	66,492	47,977	73,735	65,395
Warrants	756	710	756	1,024
Total	$3,151,006	$3,202,610	$3,182,580	$3,242,766

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Technology	10.5%	20.7%	10.5%	21.1%
Software	9.5	18.7	10.1	20.2
Health Care Providers & Services	8.9	17.5	7.9	15.8
Interactive Media & Services	8.6	16.9	8.4	16.9
IT Services	7.6	14.9	7.0	14.0
Diversified Financial Services	7.0	13.8	4.8	9.6
Diversified Consumer Services	5.7	11.3	5.7	11.5
Real Estate Management & Development	4.8	9.4	4.9	9.7
Professional Services	4.6	9.0	6.7	13.5
Health Care Equipment & Supplies	4.0	8.0	4.7	9.5
Commercial Services & Supplies	3.3	6.6	3.0	6.1
Hotels, Restaurants & Leisure	3.1	6.1	3.0	6.0
Air Freight & Logistics	2.2	4.4	2.1	4.3
Media	2.1	4.1	2.1	4.1
Chemicals	2.0	4.0	1.9	3.8
Road & Rail	1.8	3.6	1.7	3.5
Transportation Infrastructure	1.6	3.2	1.6	3.3
Diversified Telecommunication Services	1.6	3.2	1.6	3.2
Aerospace & Defense	1.6	3.1	1.5	3.1
Entertainment	1.3	2.6	1.3	2.6
Household Products	1.3	2.5	1.7	3.4
Beverages	1.1	2.2	0.9	1.8
Auto Components	1.0	1.9	0.9	1.9
Trading Companies & Distributors	0.9	1.7	0.8	1.7
Food Products	0.5	1.1	0.5	1.0
Internet & Direct Marketing Retail	0.5	0.9	0.5	0.9
Distributors	0.4	0.8	0.5	1.0
Insurance	0.4	0.7	1.0	1.9
Containers & Packaging	0.4	0.7	0.3	0.7
Leisure Products	0.3	0.6	0.3	0.6
Energy Equipment & Services	0.3	0.6	0.3	0.6
Building Products	0.3	0.6	0.3	0.6
Textiles, Apparel & Luxury Goods	0.2	0.4	0.2	0.4
Communications Equipment	0.2	0.4	0.2	0.4
Capital Markets	0.2	0.3	0.2	0.3
Specialty Retail	0.1	0.3	0.1	0.3
Construction & Engineering	0.1	0.2	0.1	0.2
Oil, Gas & Consumable Fuels(1)	—	—	—	—
Life Sciences Tools & Services	—	—	0.7	1.3
Total	100.0%	197.0%	100.0%	200.8%

(1)	Amount rounds to 0.0%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2021	December 31, 2020
United States	96.8%	97.6%
Canada	1.6	0.8
Ireland	1.6	1.6
Germany(1)	—	—
Singapore(1)	—	—
Total	100.0%	100.0%
(1)	Amount rounds to 0.0%.

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,123,328	Discounted cash flows	Discount Rate	5.3% - 20.6%	9.1%
	9,554	Collateral analysis	Recovery Rate	34.4% - 97.0%	88.2%
1st Lien/Last-Out Unitranche	137,294	Discounted cash flows	Discount Rate	9.2% - 10.2%	9.7%
2nd Lien/Senior Secured Debt	343,160	Discounted cash flows	Discount Rate	10.0% - 14.0%	10.8%
	1,650	Collateral analysis	Recovery Rate	—	55.0%
	11,044	Comparable multiples	EV/EBITDA(6)	8.0x - 10.5x	10.1x
Unsecured Debt	303	Collateral analysis	Recovery Rate	—	23.9%
Equity
Preferred Stock	$34,990	Comparable multiples	EV/EBITDA(6)	6.2x - 15.3x	6.2x
Common Stock	10,161	Discounted cash flows	Discount Rate	15.0% - 31.1%	24.6%
	31,848	Comparable multiples	EV/EBITDA(6)	4.8x - 15.3x	6.5x
	3,087	Comparable multiples	EV/Revenue	0.6x - 2.2x	0.9x
Warrants	710	Comparable multiples	EV/EBITDA(6)	—	8.0x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,933,798	Discounted cash flows	Discount Rate	5.7% - 16.6%	8.6%
	9,565	Collateral analysis	Recovery Rate	34.7% - 97.0%	88.1%
1st Lien/Last-Out Unitranche	83,563	Discounted cash flows	Discount Rate	7.3% - 10.0%	8.9%
2nd Lien/Senior Secured Debt	341,376	Discounted cash flows	Discount Rate	9.2% - 14.3%	10.4%
	1,650	Collateral analysis	Recovery Rate	—	55.0%
	12,175	Comparable multiples	EV/EBITDA(6)	8.0x - 10.5x	9.9x
Unsecured Debt	334	Collateral analysis	Recovery Rate	—	26.3%
Equity
Preferred Stock	$34,635	Comparable multiples	EV/EBITDA(6)	7.3x - 16.0x	7.3x
	13,402	Comparable multiples	EV/Revenue	—	1.6x
Common Stock	9,761	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.5%
	35,226	Comparable multiples	EV/EBITDA(6)	5.1x - 16.0x	7.1x
	20,297	Comparable multiples	EV/Revenue	0.3x - 15.1x	12.6x
Warrants	1,024	Comparable multiples	EV/EBITDA(6)	—	8.0x

(1)

As of March 31, 2021, included within the fair value of Level 3 assets of $2,988,329 is an amount of $281,200 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,603,782 or 90.3% of Level 3 bank loans, corporate debt, and other debt obligations.

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

(4)	The range for an asset category consisting of a single investment is not meaningful and therefore has been excluded.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy.

	March 31, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$107,988	$2,391,531	$2,499,519	$—	$142,025	$2,384,944	$2,526,969
1st Lien/Last-Out Unitranche	—	—	137,294	137,294	—	—	143,231	143,231
2nd Lien/Senior Secured Debt	—	105,952	355,854	461,806	—	49,861	407,872	457,733
Unsecured Debt	—	—	303	303	—	—	334	334
Preferred Stock	—	—	55,001	55,001	—	—	48,080	48,080
Common Stock	341	—	47,636	47,977	111	—	65,284	65,395
Warrants	—	—	710	710	—	—	1,024	1,024
Total Assets	$341	$213,940	$2,988,329	$3,202,610	$111	$191,886	$3,050,769	$3,242,766
Unrealized appreciation (depreciation) on the foreign currency forward contracts	$—	$(108)	$—	$(108)	$—	$(355)	$—	$(355)

The below table presents a summary of changes in fair value of Level 3 assets by investment type.

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(4)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2021
1st Lien/Senior Secured Debt	$2,384,944	$188,027	$(3)	$(3,761)	$(182,178)	$12,152	$402	$(8,052)	$2,391,531	$(394)
1st Lien/Last-Out Unitranche	143,231	6,638	—	540	(13,949)	834	—	—	137,294	912
2nd Lien/Senior Secured Debt	407,872	2,635	—	1,405	(4,746)	1,359	—	(52,671)	355,854	1,584
Unsecured Debt	334	—	—	(31)	—	—	—	—	303	(31)
Preferred Stock	48,080	7,086	—	(165)	—	—	—	—	55,001	(165)
Common Stock	65,284	2,540	7,497	(10,405)	(17,280)	—	—	—	47,636	(3,404)
Warrants	1,024	—	—	(314)	—	—	—	—	710	(314)
Total Assets	$3,050,769	$206,926	$7,494	$(12,731)	$(218,153)	$14,345	$402	$(60,723)	$2,988,329	$(1,812)
For the Three Months Ended March 31, 2020
1st Lien/Senior Secured Debt	$1,000,087	$98,519	$155	$(46,290)	$(31,550)	$1,084	$24,424	$(25,547)	$1,020,882	$(46,472)
1st Lien/Last-Out Unitranche	35,278	—	—	(1,092)	(44)	40	—	—	34,182	(1,092)
2nd Lien/Senior Secured Debt	201,033	26,883	(10,288)	(8,509)	(33,907)	127	—	(2,100)	173,239	(14,899)
Unsecured Debt	7,409	—	—	(9)	—	—	—	—	7,400	(9)
Preferred Stock	48,762	—	—	5,052	—	—	—	—	53,814	5,052
Common Stock	47,984	8,293	—	(4,285)	—	—	—	—	51,992	(4,285)
Total Assets	$1,340,553	$133,695	$(10,133)	$(55,133)	$(65,501)	$1,251	$24,424	$(27,647)	$1,341,509	$(61,705)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings.
(2)	Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(3)	Transfers in were primarily due to decreased price transparency.
(4)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The fair value measurements of the Company’s debt obligations was as follows:

		As of
	Level	March 31, 2021	December 31, 2020
Revolving Credit Facility	3	$593,003	$629,383
Convertible Notes	2	$160,619	$160,255
2025 Notes	2	$380,533	$381,807
2026 Notes	2	$506,666	$512,174

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 201% and 198%.

The Company’s outstanding debt was as follows:

	As of
	March 31, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
Revolving Credit Facility(1)(2)	$1,695,000	$1,101,139	$593,003	$1,695,000	$1,066,319	$629,383
Convertible Notes	155,000	—	153,397	155,000	—	152,983
2025 Notes	360,000	—	354,677	360,000	—	354,331
2026 Notes	500,000	—	490,843	500,000	—	490,363
Total Debt	$2,710,000	$1,101,139	$1,591,920	$2,710,000	$1,066,319	$1,627,060

(1)	Provides, under certain circumstances, a total borrowing capacity of $2,250,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2021, the Company had outstanding borrowings denominated in USD of $497,074, in Euros (EUR) of 81,700 and in Canadian Dollars (CAD) of 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $529,574 and in EUR of 81,700.

(3)	The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2021 and the year ended December 31, 2020 was 2.89% and 3.17%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2021 and the year ended December 31, 2020 was $1,694,758 and $1,037,496.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, and November 20, 2020.

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

Costs of $21,034 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2021 and December 31, 2020, deferred financing costs were $10,664 and $11,350.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$3,377	$3,904
Facility fees	952	333
Amortization of financing costs	686	400
Total	$5,015	$4,637
Weighted average interest rate	2.01%	3.54%
Average outstanding balance	$679,758	$443,639

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

The Convertible Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), as Trustee. Wells Fargo and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on a conversion rate of 40.9553 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $24.42 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price is approximately 9.7% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016 and 16.3% above the $20.99 per share closing price of our common stock on June 26, 2018. The Company will not have the right to redeem the Convertible Notes prior to maturity.

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

The below table presents the components of the carrying value of the Convertible Notes:

	March 31, 2021	December 31, 2020
Principal amount of debt	$155,000	$155,000
OID, net of accretion	472	587
Unamortized debt issuance costs	1,131	1,430
Carrying Value	$153,397	$152,983
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.80%	4.79%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$1,744	$1,744
Accretion of OID	115	110
Amortization of debt issuance costs	299	303
Total	$2,158	$2,157

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

The below table presents the components of the carrying value of the 2025 Notes:

	March 31, 2021	December 31, 2020
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	5,323	5,669
Carrying Value	$354,677	$354,331
Stated interest rate	3.75%	3.75%

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$3,375	$1,912
Amortization of debt issuance costs	346	188
Total	$3,721	$2,100

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

The below table presents the components of the carrying value of the 2026 Notes:

	March 31, 2021	December 31, 2020
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	9,157	9,637
Carrying Value	$490,843	$490,363
Stated interest rate	2.875%	2.875%

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$3,594	N/A
Amortization of debt issuance costs	478	N/A
Total	$4,072	N/A

7.	DERIVATIVES

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

For the three months ended March 31, 2021 and 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $3,442 and $3,815.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2021
Bank of America, N.A.	$—	$(108)	$(108)	$—	$(108)
December 31, 2020
Bank of America, N.A.	$—	$(355)	$(355)	$—	$(355)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net realized gain (loss) on foreign currency forward contracts	$(114)	$28
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	247	82
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$133	$110

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
1st Lien/Senior Secured Debt
One GI LLC	06/22/21	$2,511	$21,593	$(44)	$(216)
Associations, Inc.	07/30/21	107	107	(2)	(3)
WebPT, Inc.	08/28/21	3,141	3,141	(71)	(94)
Bullhorn, Inc.	10/01/21	1,232	1,232	(12)	(18)
Chronicle Bidco Inc. (dba Lexitas)	11/14/21	4,820	—	(96)	—
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	4,033	4,033	(30)	(30)
Eptam Plastics, Ltd.	12/06/21	3,516	4,537	(62)	(91)
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	188	188	(4)	(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	118	118	(2)	(4)
Elemica Parent, Inc.	12/31/21	380	380	(10)	(11)
MRI Software LLC	02/10/22	661	661	(3)	(19)
MRI Software LLC	03/24/22	6,600	—	(33)	—
Netvoyage Corporation (dba NetDocuments)	03/24/22	1,264	1,264	(13)	(25)
VRC Companies, LLC (dba Vital Records Control)	03/31/22	1,131	1,131	(6)	(8)
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	5,686	6,166	(114)	(154)
Helios Buyer, Inc. (dba Heartland)	06/15/22	7,943	7,943	(159)	(40)
Thrasio, LLC	06/18/22	9,990	—	(250)	—
Xactly Corporation	07/29/22	3,874	3,874	(29)	(29)
Purfoods, LLC	08/12/22	400	400	(4)	(6)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	09/10/22	3,046	—	(34)	—
Lithium Technologies, Inc.	10/03/22	5,110	3,066	(153)	(130)
Sunstar Insurance Group, LLC	10/09/22	79	344	(1)	(7)
Sweep Purchaser LLC	11/30/22	1,816	9,082	(18)	(91)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	7,600	7,600	(152)	(76)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/27/23	6,456	—	(97)	—
Sweep Purchaser LLC	02/12/23	7,265	—	(73)	—
Businessolver.com, Inc.	05/15/23	5,328	5,328	(53)	(67)
Integral Ad Science, Inc.	07/19/23	4,402	4,402	(44)	(88)
FWR Holding Corporation (dba First Watch Restaurants)	08/21/23	2,093	2,093	(42)	(63)
Gastro Health Holdco, LLC	09/04/23	3,063	3,063	(31)	(69)
Empirix, Inc.	09/25/23	3,100	3,100	(16)	(85)
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/24/24	448	807	(3)	(6)
WebPT, Inc.	08/28/24	1,832	1,832	(41)	(55)
Fenergo Finance 3 Limited	09/05/24	4,339	4,520	(43)	(57)
Fenergo Finance 3 Limited	09/05/24	2,865	2,865	(29)	(36)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	7,713	3,085	(116)	(46)
Apptio, Inc.	01/10/25	3,231	5,385	(40)	(81)
ConnectWise, LLC	02/28/25	2,401	1,920	(24)	(19)
Villa Bidco Inc (dba Authority Brands)	03/21/25	1,864	1,864	(28)	(37)
Mailgun Technologies, Inc.	03/26/25	2,441	2,441	—	—
Internet Truckstop Group, LLC (dba Truckstop)	04/02/25	4,400	4,400	(88)	(88)
PlanSource Holdings, Inc.	04/22/25	7,824	7,824	(117)	(137)
Riverpoint Medical, LLC	06/21/25	4,094	4,094	(72)	(102)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,880	1,880	(38)	(38)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	4,688	4,688	(258)	(305)
WorkForce Software, LLC	07/31/25	1,894	1,894	(28)	(28)
Diligent Corporation	08/04/25	3,100	3,100	31	(70)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	4,565	4,565	(68)	(148)
Elemica Parent, Inc.	09/18/25	258	165	(7)	(5)
Capitol Imaging Acquisition Corp.	10/01/25	152	158	(3)	(3)
CST Buyer Company (dba Intoxalock)	10/03/25	2,170	2,170	(22)	(49)
Acquia, Inc.	10/31/25	3,007	3,268	(53)	(57)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	2,180	2,180	(44)	(55)

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Eptam Plastics, Ltd.	12/06/25	$1,248	$227	$(22)	$(5)
One GI LLC	12/22/25	2,500	2,500	(44)	(50)
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	7,500	7,500	(188)	(200)
Prophix Software Inc.(dba Pound Bidco)	01/30/26	3,445	—	(69)	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	5,853	5,853	(117)	(117)
MRI Software LLC	02/10/26	1,531	1,612	(8)	(47)
Instructure Holdings	03/24/26	5,000	5,000	(50)	(50)
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	75	75	—	(2)
Superman Holdings, LLC (dba Foundation Software)	08/31/26	122	122	(1)	(3)
Bullhorn, Inc.	09/30/26	1,344	1,344	(13)	(20)
Sunstar Insurance Group, LLC	10/09/26	111	111	(1)	(2)
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,149	1,260	(17)	(19)
Sweep Purchaser LLC	11/30/26	4,541	4,541	(45)	(91)
Blacksmith Applications, Inc.	12/02/26	2,000	2,000	(40)	(45)
Helios Buyer, Inc. (dba Heartland)	12/15/26	1,172	2,254	(23)	(45)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	3,023	3,023	(60)	(60)
StarCompliance Intermediate, LLC	01/12/27	2,500	—	(50)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,600	2,548	(52)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/29/27	2,583	—	(39)	—
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	03/10/27	1,220	—	(29)	—
Brillio, LLC	02/06/21	—	1,855	—	(14)
Elemica Parent, Inc.	12/15/21	—	1,508	—	(45)
Thrasio, LLC	06/18/22	—	9,990	—	(125)
DDS USA Holding, Inc.	06/30/22	—	2,612	—	(20)
Hygiena Borrower LLC	08/26/22	—	1,863	—	(9)
Wrike, Inc.	12/31/24	—	3,900	—	—
Granicus, Inc.	08/21/26	—	1,563	—	(31)
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	19,698	—	—
Total 1st Lien/Senior Secured Debt		$223,816	$242,910	$(3,617)	$(3,848)
Total		$223,816	$242,910	$(3,617)	$(3,848)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.

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

Equity Issuances

There were no sales of the Company’s common stock during the three months ended March 31, 2021 and 2020.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092

For the Three Months Ended March 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*

*	In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net increase (decrease) in net assets from operations	$60,468	$(63,780)
Weighted average shares outstanding	101,584,473	40,396,319
Basic and diluted earnings (loss) per share	$0.60	$(1.58)

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2021 and 2020 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2021 and 2020. Therefore, for the three months ended March 31, 2021 and 2020, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Per Share Data:(1)
NAV, beginning of period	$15.91	$16.75
Net investment income	0.57	0.45
Net realized and unrealized gains (losses)(2)	0.02	(2.03)
Net increase (decrease) in net assets from operations	0.59	(1.58)
Distributions declared from net investment income	(0.50)	(0.45)
Total increase (decrease) in net assets	0.09	(2.03)
NAV, end of period	$16.00	$14.72
Market price, end of period	$19.33	$12.33
Shares outstanding, end of period	101,599,020	40,401,637
Weighted average shares outstanding	101,584,473	40,396,319
Total return based on NAV(3)	3.25%	(9.23)%
Total return based on market value(4)	3.79%	(40.16)%
Supplemental Data/Ratio(5) (all amounts in thousands except ratios):
Net assets, end of period	$1,625,945	$594,859
Ratio of net expenses to average net assets	6.26%	8.59%
Ratio of net expenses before voluntary waivers to average net assets	8.47%	9.01%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.52%	2.96%
Ratio of interest and other debt expenses to average net assets	3.74%	5.63%
Ratio of net incentive fees to average net assets	—	—
Ratio of total expenses to average net assets	9.41%	9.01%
Ratio of net investment income to average net assets	14.41%	11.65%
Portfolio turnover	6%	6%

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount per share for the applicable period.

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

(5)	Ratios are annualized.

12.      MERGER WITH GS MMLC

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

The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations.  The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.  The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the GS MMLC investments for tax purposes.

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

13.	SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure on the consolidated financial statements.

On May 4, 2021, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 27, 2021 to holders of record as of June 30, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2021, we originated more than $4.40 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC and Goldman Sachs Private Middle Market Credit II LLC, collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Competition–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages,” in our annual report on Form 10-K for the year ended December 31, 2020.

Merger with GS MMLC

On October 12, 2020, we completed our merger (the “Merger”) with GS MMLC pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of our common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020. As a result of the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. In connection with the Merger, GSAM reimbursed each of us and GS MMLC, in each case in an amount of $4.00 million, for all fees and expenses incurred and payable by us or GS MMLC, in connection with or related to the Merger (including all documented fees and expenses of counsel, accountants, experts and consultants to us or the special committee of our board of directors (the “Board of Directors”), on the one hand, or GS MMLC or the special committee of its board of directors, on the other hand).  For more information, see Note 12 “Merger with GS MMLC” to our consolidated financial statements included in this report.

Impact of COVID-19 Pandemic

While the availability of vaccines has raised hopes that an end to the COVID-19 pandemic is within reach, the pandemic’s trajectory will depend on the speed and scale of vaccine distribution and the extent to which efforts to curtail infections are hampered by new surges caused by variants of the virus. Entering the second quarter of 2021, the situation has remained in flux globally, as some countries have encountered a significant increase in the number of new cases. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

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

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. The vast majority of Goldman Sachs employees continue to work remotely, however, a growing number of employees are returning to its offices in many of its locations and the expectation is that this trend will accelerate as vaccination programs around the world increase.  To minimize health risks to employees working in its offices, Goldman Sachs has implemented on-site testing and other protocols, such as controls around the building access, strict physical distancing measures, enhanced cleaning regimes, and it is vigilant in monitoring local safety guidelines.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2020.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, our 4.50% Convertible Notes due 2022 (the “Convertible Notes”), our 3.75% Notes due 2025 (the “2025 Notes”), and our 2.875% Notes due 2026 (the “2026 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,464.55	$2,499.52	$2,489.28	$2,526.97
First Lien/Last-Out Unitranche	132.48	137.29	138.96	143.23
Second Lien/Senior Secured Debt	458.71	461.81	458.92	457.73
Unsecured Debt	1.06	0.30	1.05	0.33
Preferred Stock	26.96	55.00	19.87	48.08
Common Stock	66.49	47.98	73.74	65.40
Warrants	0.76	0.71	0.76	1.03
Total Investments	$3,151.01	$3,202.61	$3,182.58	$3,242.77

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.4%	8.5%	8.3%	8.6%
First Lien/Last-Out Unitranche(2) (3)	9.5	9.3	9.3	9.4
Second Lien/Senior Secured Debt(2)	10.4	10.4	10.4	10.7
Unsecured Debt(2)	0.0	0.0	0.0	0.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.4%	8.5%	8.4%	8.6%

(1)	The weighted average yield at amortized cost of our portfolio excludes the purchase discount and amortization related to the Merger and does not represent the total return to our stockholders.
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

As of March 31, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.5%, as compared to 8.4% and 8.6%, as of December 31, 2020.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

	As of
	March 31, 2021	December 31, 2020
Number of portfolio companies	118	123
Percentage of performing debt bearing a floating rate(1)	99.0%	99.1%
Percentage of performing debt bearing a fixed rate(1)(2)	1.0%	0.9%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.8%	8.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	8.9%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	6.0x
Weighted average interest coverage(4)	2.5x	2.6x
Median EBITDA(4)	$32.40 million	$34.20 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 32.9% and 33.1%, of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$216.12	6.7%	$64.15	2.0%
Grade 2	2,708.78	84.6	2,822.45	87.0
Grade 3	274.71	8.6	353.16	10.9
Grade 4	3.00	0.1	3.01	0.1
Total Investments	$3,202.61	100.0%	$3,242.77	100.0%

The increase in investments with a grade 1 investment performance rating as of March 31, 2021 compared to December 31, 2020 was primarily driven by investments with an aggregate fair value of $216.12 million being upgraded from a grade 2 investment performance rating due to potential exits, partially offset by the repayment of investments with an aggregate fair value of $64.15 million. The decrease in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $73.96 million being upgraded to a grade 2 investment performance rating due to financial improvement.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,128.90	99.3%	$3,160.47	99.3%
Non-accrual	22.11	0.7	22.11	0.7
Total Investments	$3,151.01	100.0%	$3,182.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$170.53	$80.73
First Lien/Last-Out Unitranche	6.64	—
Second Lien/Senior Secured Debt	1.75	1.05
Preferred Stock	7.09	—
Common Stock	2.54	—
Total	$188.55	$81.78
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$217.99	$46.61
First Lien/Last-Out Unitranche	13.95	0.04
Second Lien/Senior Secured Debt	4.75	—
Common Stock	17.28	—
Total	$253.97	$46.65
Net increase (decrease) in portfolio	$(65.42)	$35.13
Number of new portfolio companies with new investment commitments	4	4
Total new investment commitment amount in new portfolio companies	$110.37	$68.99
Average new investment commitment amount in new portfolio companies	$27.59	$17.25
Number of existing portfolio companies with new investment commitments	9	3
Total new investment commitment amount in existing portfolio companies	$78.18	$12.79
Weighted average remaining term for new investment commitments (in years)(2)	5.2	5.3
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.9%	8.3%
Weighted average yield on new investment commitments(5)	7.5%	8.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.1%	6.8%
Weighted average yield on investments sold or repaid(7)	6.7%	6.8%

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

(5)

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

(7)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Total investment income	$82.62	$31.97
Net expenses	24.72	13.36
Net investment income before taxes	57.90	18.61
Income tax expense, including excise tax	0.32	0.43
Net investment income after taxes	57.58	18.18
Net realized gain (loss) on investments	7.51	(10.14)
Net unrealized appreciation (depreciation) on investments	(8.58)	(72.65)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	4.07	0.73
Net realized and unrealized gains (losses)	3.00	(82.06)
Income tax (provision) benefit for realized and unrealized gains	(0.11)	0.10
Net increase in net assets from operations	$60.47	$(63.78)

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

As a supplement to our financial results reported in accordance with GAAP, we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase discount and the ongoing amortization thereof, as determined in accordance with GAAP.  The non-GAAP financial measures include (i) Adjusted net investment income after taxes; and (ii) Adjusted net realized and unrealized gains (losses).  We believe that the adjustment to exclude the full effect of the purchase discount is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations.  Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Net investment income after taxes	$57.58	$18.18
Less: Purchase discount amortization	9.14	—
Adjusted net investment income after taxes	$48.44	$18.18

Net realized and unrealized gains (losses)	$3.00	$(82.06)
Add: Net change in unrealized appreciation due to the purchase discount	9.54	—
Add: Realized gain due to the purchase discount	(0.40)	—
Adjusted net realized and unrealized gains (losses)	$12.14	$(82.06)

Investment Income

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Interest	$78.26	$30.48
Dividend income	0.77	0.01
Payment-in-kind	2.59	1.23
Other income	1.00	0.25
Total Investment Income	$82.62	$31.97

In the table above:

•

Interest income from investments increased from $30.48 million for the three months ended March 31, 2020 to $78.26 million for the three months ended March 31, 2021. The increase is primarily driven from the interest-bearing investments acquired from the Merger and the amortization of the purchase discount from the Merger.  The increase was partially offset by the decrease in LIBOR. Included in interest income for the three months ended March 31, 2021 and 2020 is $0.45 million and $0.00 million in prepayment premiums and $7.66 million and $0.40 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.08 million and $0.01 million for exit fees on investments.

•

PIK income from investments increased from $1.23 million for the three months ended March 31, 2020 to $2.59 million for the three months ended March 31, 2021. The increase was due to the increase in the number of investments earning PIK income.

Expenses

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Interest and other debt expenses	$14.97	$8.89
Incentive fees	12.06	—
Management fees	8.20	3.67
Professional fees	0.73	0.71
Directors’ fees	0.23	0.14
Other general and administrative expenses	1.09	0.61
Total Expenses	$37.28	$14.02
Fee waivers	(12.56)	(0.66)
Net Expenses	$24.72	$13.36

In the table above:

•

Interest and other debt expenses increased from $8.89 million for the three months ended March 31, 2020 to $14.97 million for the three months ended March 31, 2021. The increase is primarily driven by the issuance of the 2025 Notes and 2026 Notes.

•

Net Management fees increased from $3.01 million for the three months ended March 31, 2020 to $7.70 million for the three months ended March 31, 2021. The increase was primarily as a result of an increase in our gross assets from the Merger.

•

Our Investment Adviser contractually and voluntarily waived Incentive fees by $12.06 million for the three months ended March 31, 2021 in connection with the Merger. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report. Incentive fees for the three months ended March 31, 2020 were impacted by net realized losses and unrealized depreciation in our portfolio.

 Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Wrike, Inc.	$7.50	$—
Bolttech Mannings, Inc.	—	(4.70)
MPI Products LLC	—	(5.58)
Other, net	0.01	0.14
Net Realized Gain (Loss)	$7.51	$(10.14)

For the three months ended March 31, 2021, net realized gains were primarily driven by our sale of common stock in Wrike, Inc. in February 2021, which resulted in a realized gain of $7.50 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Unrealized appreciation	$22.22	$14.98
Unrealized depreciation	(30.80)	(87.63)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(8.58)	$(72.65)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2021
Portfolio Company:	($ in millions)
Other, net(1)	$5.96
Odyssey Logistics & Technology Corporation	2.01
SMB Shipping Logistics, LLC (dba Worldwide Express)	1.68
PT Intermediate Holdings III, LLC (dba Parts Town)	1.42
Empirix, Inc.	1.10
Yasso, Inc.	0.96
E2open, LLC	(1.96)
Fenergo Finance 3 Limited	(2.06)
Animal Supply Holdings, LLC	(3.63)
Convene 237 Park Avenue, LLC (dba Convene)	(5.15)
Wrike, Inc.	(8.91)
Total	$(8.58)

(1)	For the three months ended March 31, 2021, other, net includes gross unrealized appreciation of $15.05 million and gross unrealized depreciation of $9.09 million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sale of Wrike, Inc. and the financial underperformance of Convene 237 Park Avenue, LLC (dba Convene).

For the Three Months Ended March 31, 2020
Portfolio Company:	($ in millions)
MPI Products LLC	$6.39
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	5.95
Wrike, Inc.	0.91
Bolttech Mannings, Inc.	0.82
Accuity Delivery Systems, LLC	0.81
Zep Inc.	(2.40)
Convene 237 Park Avenue, LLC (dba Convene)	(3.55)
SMB Shipping Logistics, LLC (dba Worldwide Express)	(3.56)
Animal Supply Holdings, LLC	(4.22)
Odyssey Logistics & Technology Corporation	(5.10)
Other, net(1)	(68.70)
Total	$(72.65)

(1)	For the three months ended March 31, 2020, other, net includes gross unrealized appreciation of $0.11 million and gross unrealized depreciation of $(68.81) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 201% and 198%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

There were no sales of our common stock during the three months ended March 31, 2021 and 2020.

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

For further details, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this report.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2021:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes	$155.00	$—	$155.00	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
Revolving Credit Facility(1)	$593.00	$—	$—	$593.00	$—
2026 Notes	$500.00	$—	$—	$500.00	$—

(1)

We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2021, we had outstanding borrowings denominated in USD of $497.07 million, in Euros (EUR) of 81.70 million, and Canadian Dollar (CAD) of 0.15 million.

Revolving Credit Facility

On September 19, 2013, we entered into a Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020 and November 20, 2020.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$223.82	$242.91
Total	$223.82	$242.91

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

RECENT DEVELOPMENTS

On May 4, 2021, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 27, 2021 to holders of record as of June 30, 2021.

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

As of March 31, 2021 and December 31, 2020, on a fair value basis, approximately 1.0% and 0.9% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.0% and 99.1% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes, 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$56.79	$(16.55)	$40.24
Up 200 basis points	30.78	(11.03)	19.75
Up 100 basis points	5.04	(5.52)	(0.48)
Up 75 basis points	0.60	(4.14)	(3.54)
Up 50 basis points	0.40	(2.76)	(2.36)
Up 25 basis points	0.20	(1.38)	(1.18)
Down 25 basis points	(0.11)	0.61	0.50
Down 50 basis points	(0.12)	0.61	0.49
Down 75 basis points	(0.12)	0.61	0.49
Down 100 basis points	(0.13)	0.61	0.48
Down 200 basis points	(0.14)	0.61	0.47
Down 300 basis points	(0.14)	0.61	0.47

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for interbank offered rates (“IBORs”). On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority formally announced the dates after which the LIBORs will no longer be representative and subsequently cease publication. The Alternative Reference Rates Committee confirmed that this announcement constitutes a “Benchmark Transition Event”.  The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings will cease after December 31, 2021. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time. New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K., and in Europe. The U.S. federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD  LIBOR as soon as practicable and in any event by December 31, 2021.  The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize one-week and two-month USD LIBOR terms or sterling, euro, Swiss franc and Japanese yen settings as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

GOLDMAN SACHS BDC, INC.

Date: May 6, 2021	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)