Form 10-Q
period 2021-06-30
Goldman Sachs BDC, Inc.
filed 2021-08-05
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, there were 101,745,881 shares of the registrant’s common stock outstanding.

GOLDMAN SACHS BDC, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020 and our quarterly report on Form 10-Q for the quarter ended March 31, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•	the ability to realize the anticipated benefits of the Merger (as defined below).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,009,297 and $3,089,481)	$3,056,439	$3,135,745
Non-controlled affiliated investments (cost of $65,052 and $64,699)	79,542	87,211
Controlled affiliated investments (cost of $31,248 and $28,400)	20,483	19,810
Total investments, at fair value (cost of $3,105,597 and $3,182,580)	$3,156,464	$3,242,766
Cash	119,923	32,137
Receivable for investments sold	39	2,600
Interest and dividends receivable	21,635	21,593
Deferred financing costs	9,971	11,350
Other assets	1,975	1,916
Total assets	$3,310,007	$3,312,362
Liabilities
Debt (net of debt issuance costs of $14,831 and $17,323)	$1,583,740	$1,627,060
Interest and other debt expenses payable	15,980	10,163
Management fees payable	8,079	5,945
Incentive fees payable	974	2,665
Distribution payable	45,754	45,690
Payable for investments purchased	19,115	—
Unrealized depreciation on foreign currency forward contracts	81	355
Directors’ fees payable	232	—
Accrued expenses and other liabilities	4,527	5,343
Total liabilities	$1,678,482	$1,697,221
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 101,675,964 and 101,534,370 shares issued and outstanding as of June 30, 2021 and December 31, 2020)	102	102
Paid-in capital in excess of par	1,624,394	1,621,813
Distributable earnings	8,450	(5,353)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,631,525	$1,615,141
Total liabilities and net assets	$3,310,007	$3,312,362
Net asset value per share	$16.05	$15.91

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$78,362	$28,509	$156,527	$58,024
Payment-in-kind	4,275	535	6,411	1,149
Other income	621	245	1,616	492
From non-controlled affiliated investments:
Dividend income	61	38	826	43
Interest income	87	423	163	1,088
Payment-in-kind	154	385	303	575
Other income	—	41	—	46
From controlled affiliated investments:
Interest income	23	60	46	161
Payment-in-kind	334	366	643	996
Total investment income	$83,917	$30,602	$166,535	$62,574
Expenses:
Interest and other debt expenses	$14,538	$9,114	$29,504	$18,008
Incentive fees	11,170	—	23,225	-
Management fees	8,079	3,617	16,279	7,283
Professional fees	808	623	1,533	1,337
Directors’ fees	232	139	464	278
Other general and administrative expenses	800	690	1,898	1,303
Total expenses	$35,627	$14,183	$72,903	$28,209
Fee waivers	(10,196)	(2,150)	(22,751)	(2,810)
Net expenses	$25,431	$12,033	$50,152	$25,399
Net investment income before taxes	$58,486	$18,569	$116,383	$37,175
Income tax expense, including excise tax	$310	$389	$624	$816
Net investment income after taxes	$58,176	$18,180	$115,759	$36,359
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1,274)	$(1,182)	$6,234	$(6,616)
Non-controlled affiliated investments	—	(211)	—	(211)
Controlled affiliated investments	—	—	—	(4,704)
Foreign currency forward contracts	(57)	52	(171)	80
Foreign currency transactions	(24)	(23)	44	(18)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	4,844	31,798	878	(41,246)
Non-controlled affiliated investments	(4,783)	8,169	(8,022)	11,962
Controlled affiliated investments	(798)	(21,214)	(2,175)	(24,613)
Foreign currency forward contracts	27	(81)	274	1
Foreign currency translations	(1,030)	(670)	2,842	(55)
Net realized and unrealized gains (losses)	$(3,095)	$16,638	$(96)	$(65,420)
(Provision) benefit for taxes on realized gain/loss on investments	(53)	—	(53)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(56)	—	(170)	99
Net increase (decrease) in net assets from operations	$54,972	$34,818	$115,440	$(28,962)
Weighted average shares outstanding	101,649,214	40,401,637	101,617,022	40,398,978
Net investment income per share (basic and diluted)	$0.57	$0.45	$1.14	$0.90
Earnings (loss) per share (basic and diluted)	$0.54	$0.86	$1.14	$(0.72)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net assets at beginning of period	$1,625,945	$594,859	$1,615,141	$676,125
Increase (decrease) in net assets from operations:
Net investment income	$58,176	$18,180	$115,759	$36,359
Net realized gain (loss)	(1,355)	(1,364)	6,107	(11,469)
Net change in unrealized appreciation (depreciation)	(1,740)	18,002	(6,203)	(53,951)
(Provision) benefit for taxes on realized gain/loss on investments	(53)	—	(53)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(56)	—	(170)	99
Net increase (decrease) in net assets from operations	$54,972	$34,818	$115,440	$(28,962)
Distributions to stockholders from:
Distributable earnings	$(50,838)	$(18,181)	$(101,637)	$(36,362)
Total distributions to stockholders	$(50,838)	$(18,181)	$(101,637)	$(36,362)
Capital transactions:
Reinvestment of stockholder distributions	$1,446	$—	$2,581	$695
Net increase in net assets from capital transactions	$1,446	$—	$2,581	$695
Total increase (decrease) in net assets	$5,580	$16,637	$16,384	$(64,629)
Net assets at end of period	$1,631,525	$611,496	$1,631,525	$611,496
Distributions declared per share	$0.50	$0.45	$1.00	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$115,440	$(28,962)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(417,844)	(106,679)
Payment-in-kind interest capitalized	(7,409)	(2,829)
Investments in affiliated money market fund, net	—	(89,470)
Proceeds from sales of investments and principal repayments	545,381	76,629
Net realized (gain) loss on investments	(6,234)	11,534
Net change in unrealized (appreciation) depreciation on investments	9,319	53,897
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(183)	(7)
Amortization of premium and accretion of discount, net	(36,911)	(2,767)
Amortization of deferred financing and debt issuance costs	3,639	2,023
Amortization of original issue discount on convertible notes	231	220
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	2,561	(60)
(Increase) decrease in interest and dividends receivable	(42)	(2,704)
(Increase) decrease in other assets	(59)	(2,055)
Increase (decrease) in interest and other debt expenses payable	6,302	5,316
Increase (decrease) in management fees payable	2,134	(2,186)
Increase (decrease) in incentive fees payable	(1,691)	(1,850)
Increase (decrease) in investments purchased payable	19,115	—
Increase (decrease) in directors’ fees payable	232	135
Increase (decrease) in accrued expenses and other liabilities	(816)	(1,020)
Net cash provided by (used for) operating activities	$233,165	$(90,835)
Cash flows from financing activities:
Distributions paid	$(98,992)	$(35,651)
Deferred financing and debt issuance costs paid	(484)	(11,696)
Borrowings on debt	310,688	553,761
Repayments of debt	(356,500)	(408,676)
Net cash provided by (used for) financing activities	$(145,288)	$97,738
Net increase (decrease) in cash	87,877	6,903
Effect of foreign exchange rate changes on cash and cash equivalents	(91)	6
Cash, beginning of period	32,137	9,409
Cash, end of period	$119,923	$16,318
Supplemental and non-cash activities
Interest expense paid	$16,540	$10,114
Accrued but unpaid excise tax expense	$718	$1,010
Accrued but unpaid distributions	$45,754	$18,181
Reinvestment of stockholder distributions	$2,581	$695
Exchange of investments	$3,499	$34,579

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 154.98%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$9,383	$9,255	$9,242	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.95%	CDN P + 4.50%		11/06/26	CAD 139	109	110	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26	1,151	(15)	(17)	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	13,982	13,910	13,912	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,129	2,018	2,118	(3)
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%	1.00%	08/10/24	8,706	8,702	8,010
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27	16,470	16,076	16,099	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27	1,220	154	156	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27	3,046	(36)	(69)	(2) (3) (4)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	30,561	29,111	30,103	(2) (3)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	3,268	192	212	(2) (3) (4)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	4,924	4,905	4,038
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	303	302	249
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	79,154	76,173	79,154	(2) (3)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	5,385	2,088	2,154	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services		L + 7.00%	1.00%	06/30/26	16,600	16,351	16,351	(2) (5)
Aria Systems, Inc.	Diversified Financial Services		L + 7.00%	1.00%	06/30/26	4,160	—	—	(2) (4)
Associations, Inc.	Real Estate Mgmt. & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	34,387	32,845	34,129	(2) (3)
Associations, Inc.	Real Estate Mgmt. & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	7,509	7,239	7,346	(2) (3) (4)
Associations, Inc.	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	07/30/24	1,422	1,357	1,412	(2) (3)
ATX Networks Corp.	Communications Equipment	10.75%	L + 9.75% (incl. 1.50% PIK)	1.00%	12/31/23	7,129	7,111	6,273
ATX Networks Corp.	Communications Equipment	10.75%	L + 9.75% (incl. 1.50% PIK)	1.00%	12/31/23	453	449	399
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%	1.25%	09/11/23	7,138	7,101	6,728
Blacksmith Applications, Inc.	Software	7.50%	L + 6.50%	1.00%	12/02/26	25,100	24,579	24,723	(2) (3)
Blacksmith Applications, Inc.	Software		L + 6.50%	1.00%	12/02/26	2,000	(41)	(30)	(2) (3) (4)
Brillio, LLC	IT Services	5.50%	L + 4.75%	0.75%	02/06/25	10,898	10,476	10,898	(2) (3)
Brillio, LLC	IT Services	5.50%	L + 4.75%	0.75%	02/06/25	1,827	1,807	1,827	(2) (3)
Broadway Technology, LLC	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26	26,035	25,556	25,514	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	26,697	25,606	26,430	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	554	531	548	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	441	423	437	(2) (3)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,232	(17)	(12)	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,344	(19)	(13)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	42,625	40,863	42,625	(2) (3)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	11,175	11,036	11,175	(2) (3)
BusinesSolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	6,394	6,128	6,394	(2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 7.50%	1.00%	05/15/23	5,328	(80)	—	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	810	777	802	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.81%	L + 6.50%	1.00%	10/01/25	180	177	178	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	07/01/24	11,612	11,107	11,467	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	07/01/24	3,459	3,309	3,416	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	17,041	16,192	16,785	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,315	11,063	11,145	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,178	6,819	7,070	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,120	6,408	6,405	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(47)	(33)	(2) (3) (4)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	33,018	31,822	32,770	(2) (3)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	2,561	133	141	(2) (3) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	53,925	48,563	39,365	(2) (3)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	16,224	14,642	11,844	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	$22,777	$22,437	$22,435	(2)
CORA Health Holdings Corp	Health Care Providers & Services		L + 5.75%	1.00%	06/15/27	8,897	(66)	(133)	(2) (4)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	24,128	21,584	20,267	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,687	(140)	(270)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	28,301	27,389	28,017	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	15,005	14,697	14,855	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	2,170	(13)	(22)	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,255	42,900	45,814	(2)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,726	23,670	24,974	(2)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(59)	31	(2) (4)
DocuTAP, Inc.	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	58,270	55,591	57,978	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	7,055	6,574	6,879	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,504	1,463	1,467	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,383	1,312	1,348	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	563	548	549	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	930	515	532	(2) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 5.50%	1.00%	09/18/25	380	(5)	(10)	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,529	10,059	10,345	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,952	4,868	4,866	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,537	4,430	4,458	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	353	414	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	8.00%	L + 7.00%	1.00%	05/03/27	30,408	29,812	29,799	(2)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	9,500	—	—	(2) (4)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	3,620	(71)	(72)	(2) (4)
Fenergo Finance 3 Limited	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€43,100	48,823	50,850	(1) (2) (3)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	2,865	(28)	(14)	(1) (2) (3) (4)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€3,700	(1)	(22)	(1) (2) (3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	15,760	14,993	15,523	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	4,019	3,764	3,959	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,149	2,997	3,102	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,022	2,830	2,977	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,007	2,815	2,962	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,991	1,894	1,961	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	118	(3)	(2)	(3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,093	(45)	(31)	(3) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	P + 6.00%		09/04/24	23,296	22,143	23,296	(2) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	P + 6.00%		09/04/24	12,077	11,480	12,077	(2) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	P + 6.00%		09/04/24	11,640	11,072	11,640	(2) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	P + 6.00%		09/04/24	5,616	5,514	5,616	(2) (3)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	P + 6.00%		09/04/23	4,900	3,318	3,430	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	14,925	14,657	14,626	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	2,807	2,570	2,563	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 7.00%	2.00%	06/24/25	1,880	(33)	(38)	(2) (3) (4)
GlobalTranz Enterprises, Inc.	Road & Rail	5.10%	L + 5.00%		05/15/26	18,837	16,531	18,678	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.25%	L + 6.25%	1.00%	01/29/27	28,378	27,703	27,598	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	1,136	(16)	(31)	(2) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.25%	1.00%	01/29/27	2,583	(36)	(71)	(2) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.00%	1.00%	01/29/27	3,800	(38)	(105)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	47,457	45,441	46,745	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	23,975	23,536	23,975	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	$6,328	$378	$380	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,631	9,508	9,559	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,046	7,941	7,986	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	807	366	370	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,391	6,350	6,103
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	14,572	14,302	14,426	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,943	7,907	7,864	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	1,265	1,286	(2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	10.75%	L + 9.75%	1.00%	07/13/23	40,650	38,005	39,431	(2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	35,491	34,935	34,781	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,886	4,751	4,578	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,658	53,825	55,352	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(193)	(188)	(2) (3) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	69,755	71,583	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,839	13,183	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,471	4,474	(2) (3)
Instructure Holdings	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	03/24/26	60,223	58,058	59,772	(2) (3)
Instructure Holdings	Diversified Consumer Services		L + 5.50%	1.00%	03/24/26	5,000	(46)	(38)	(2) (3) (4)
Integral Ad Science, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	07/19/24	63,071	60,162	63,071	(2) (3)
Integral Ad Science, Inc.	Interactive Media & Services		L + 5.00%	1.00%	07/19/23	4,402	(87)	—	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	53,763	51,377	53,225	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.75%	1.00%	04/02/25	4,400	(83)	(44)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/24	2,361	2,361	2,361	^ (3)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	6,582	6,525	5,387
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,917	3,603	1,344	^ (1) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,318	800	—	^ (1) (3) (6)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	85,507	86,788	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services		L + 8.00%	1.00%	10/03/22	5,110	(108)	(128)	(2) (3) (4)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	38,477	37,287	38,477	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	3,038	2,978	3,038	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,441	—	—	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	953	906	938	(2) (3)
Mervin Manufacturing, Inc.	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,722	10,722	10,615	(3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/14/25	49,683	47,836	48,814	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 5.50%	1.00%	11/14/25	7,713	(94)	(135)	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	22,914	21,810	22,857
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	661	(16)	(2)	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(35)	(4)	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	6,600	(16)	(17)	(4)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	16,200	15,608	16,200	(2) (3)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	9,825	9,384	9,825	(2) (3)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	1,664	1,595	1,664	(2) (3)
Netvoyage Corporation (dba NetDocuments)	Software		L + 7.00%	1.00%	03/24/22	1,264	(12)	—	(2) (3) (4)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	22,991	22,566	22,588	(2) (3)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	9,453	9,280	9,287	(2) (3)
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,500	(45)	(44)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,882	3,873	3,309
Picture Head Midco LLC	Entertainment	9.25%	L + 8.25% (incl. 1.50% PIK)	1.00%	08/31/23	45,847	42,728	42,409	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	53,966	56,153	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(179)	(78)	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	$59,700	$58,542	$58,506	(2)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	5,100	(98)	(102)	(2) (4)
Power Stop, LLC	Auto Components	4.60%	L + 4.50%		10/19/25	18,038	17,122	17,609	(2)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	27,277	25,880	26,868	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	7,616	7,509	7,502	(2) (3)
Professional Physical Therapy	Health Care Providers & Services	9.00%	L + 8.00% (incl. 2.00% PIK)	1.00%	12/16/22	5,919	5,568	5,505	(3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	898	858	898	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	75	(2)	—	(2) (3) (4)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	18,948	18,595	18,569	(1) (2) (3)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,445	(63)	(69)	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	28,644	26,781	28,143	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	1.00%	10/15/25	3,693	—	(46)	(2) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	595	571	595	(2) (3)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	400	194	200	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	22,066	21,057	22,066	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	4,094	(84)	—	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.25%	L + 6.25%	1.00%	05/25/27	21,167	20,749	20,743	(2)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,387	(67)	(68)	(2) (4)
Software Luxembourg Acquisition S.À R.L. (dba Skillsoft)	IT Services	8.50%	L + 7.50%	1.00%	12/27/24	2,299	2,299	2,299
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	27,147	24,968	25,043	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,944	1,785	1,793	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	972	894	897	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	15,600	15,307	15,288	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,500	(46)	(50)	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	4,925	—	—	(2) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	41,043	—	—	(2) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	12,313	—	(95)	(2) (4)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	4,097	4,041	4,056	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	344	338	340	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	111	(2)	(1)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	20,634	(197)	(206)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	6.39%	L + 5.39%	1.00%	08/31/27	967	926	967	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 5.39%	1.00%	08/31/26	122	(3)	—	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,536	28,011	28,251	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	9,059	8,890	8,969	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	7,261	1,690	1,703	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	4,541	372	409	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	833	791	810	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	26,462	25,142	26,065	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		L + 5.75%	1.00%	08/15/25	4,565	(111)	(68)	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	15,055	14,704	15,055	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	9,990	2,875	3,027	(2) (3) (4)
Tronair Parent Inc.	Air Freight & Logistics	7.25%	L + 6.25% (incl. 0.50% PIK)	1.00%	09/08/23	6,369	6,313	5,637
US Med Acquisition, Inc.	Health Care Equipment & Supplies	8.50%	L + 7.50%	1.00%	02/14/23	28,463	28,320	28,463	(3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	21,983	21,575	21,763	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	3,023	(55)	(30)	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,600	(70)	(76)	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,624	29,861	31,466	(2)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	23,885	24,623	(2) (3)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	720	733	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	$3,141	$(69)	$(63)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	20,100	19,723	19,698	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,600	(48)	(52)	(2) (3) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,921	15,400	(2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	3,700	3,632	3,700	(2) (3)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	21,740	20,789	21,414	(2) (3)
WorkForce Software, LLC	Software		L + 6.50%	1.00%	07/31/25	1,894	(35)	(28)	(2) (3) (4)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/31/23	62,025	60,129	61,715	(2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/31/23	3,874	(50)	(19)	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	35,480	—	—	(2) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	3,885	—	—	(2) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	2,872	—	—	(2) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	27,870	(557)	(557)	(2) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	50,230	48,985	48,974	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,500	(179)	(188)	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							2,491,131	2,528,609
1st Lien/Last-Out Unitranche (7) - 8.40%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$38,967	$37,155	$38,285	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	22,863	21,528	22,463	(2) (3)
Doxim, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	6,768	6,614	6,616	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,255	5,127	5,255	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,938	3,854	3,938	(2) (3)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	58,156	60,429	(2) (3)
Total 1st Lien/Last-Out Unitranche							132,434	136,986
2nd Lien/Senior Secured Debt - 23.98%
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	$8,773	$8,279	$7,194	^ (3)
Bolttech Mannings, Inc.	Commercial Services & Supplies	8.13%	L + 8.00% PIK		11/20/22	16,499	16,363	16,004	^^ (3)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00% PIK		11/11/25	12,150	9,714	9,234	(2) (3)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,150	—	—	(2) (3) (8)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.69%	L + 7.50%		07/31/25	17,000	15,656	16,108	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.62%	L + 7.50%		07/31/25	4,939	4,767	4,680	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.69%	L + 7.50%		07/31/25	4,300	3,961	4,074	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(3) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	21,900	20,471	21,571	(2) (3)
Market Track, LLC	Media	10.00%	P + 6.75%		06/05/25	42,200	40,192	42,200	(2) (3)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00% PIK		07/15/25	14,428	14,428	13,274	(3)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	34,843	35,405	(2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	39,940	42,259	(2)
SMB Shipping Logistics, LLC (dba Worldwide Express)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	66,667	63,889	66,667	(2) (3)
Software Luxembourg Acquisition S.À R.L. (dba Skillsoft)	IT Services	8.50%	L + 7.50%	1.00%	04/27/25	1,200	1,200	1,200
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,276	11,382	(2)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	9,700	8,822	9,506	(2) (3)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,584	1,441	1,552	(2) (3)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	33,770	35,738	(2) (3)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	54,300	47,858	53,146	(2)
Total 2nd Lien/Senior Secured Debt							386,772	391,194
Unsecured Debt - 0.03%
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/22	$1,266	$1,055	$518	^ (1) (3) (6)
Total Unsecured Debt							1,055	518

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(9)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.35%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$4,240	(2) (3) (6)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	Aerospace & Defense		07/01/16	1,108,333	10,186	33,877	^ (3) (6)
Conergy Asia Holdings, Ltd.	Construction & Engineering		08/23/17	600,000	600	—	^ (1) (3) (6)
Exostar LLC - Class A	Aerospace & Defense		07/06/20	20	20	22	(2) (3) (6)
Foundation Software	Construction & Engineering		08/31/20	22	21	24	(2) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	71,272	778	—	^ (1) (3) (8)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	47	(2) (3) (6)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,154	(2) (3) (6)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	13,234	(2) (3) (6)
Total Preferred Stock					26,957	54,598
Common Stock - 2.71%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	25,400	$2,540	$2,591	(2) (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	1,797	^ (3) (6)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	309,142	14,885	4,479	^^ (3) (6)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	Aerospace & Defense		07/01/16	453,383	2,393	13,858	^ (3) (6)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,913	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,294	^^^ (1) (2) (3) (6)
Conergy Asia Holdings, Ltd.	Construction & Engineering		07/31/17	2,000	4,700	—	^ (1) (3) (6)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(2) (3) (6)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (6)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	24	(2) (3) (6)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	7	(2) (3) (6)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	7,595	^ (3) (6)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	18,869	56	372	(6)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	683	(2) (3) (6)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	217	(1) (6)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	1,938	(2) (3) (6)
Total Common Stock					66,492	44,164
Warrants - 0.02%
Animal Supply Holdings, LLC	Distributors		08/14/20	1	$756	$395	^ (3) (6) (10)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	30	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	1,406	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	147	—	—	(2) (3) (6)
Total Warrants					756	395
Total Investments - 193.47%					$3,105,597	$3,156,464

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2021

(in thousands, except share and per share amounts)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.25%, 0.16%, 0.15%, 0.13%, 0.10% and 0.09%. As of June 30, 2021, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2021.

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021 the aggregate fair value of these securities is $121,381 or 3.67% of the Company’s total assets.

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

(5)	Position or portion thereof unsettled as of June 30, 2021.
(6)	Non-income producing security.
(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(8)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(9)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2021, the aggregate fair value of these securities is $98,940 or 6.06% of the Company's net assets. The initial acquisition dates have been included for such securities.

(10)	Right to purchase up to $8,851 of 1st Lien Senior Secured Debt, $7,483 of 2nd Lien Senior Secured Debt and 68,796 shares of Class A Units, which expires November 2021.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 517	Euro 455	07/06/21	$(23)
Bank of America, N.A.	U.S. Dollar 701	Euro 617	07/06/21	(30)
Bank of America, N.A.	U.S. Dollar 294	Euro 258	10/05/21	(12)
Bank of America, N.A.	U.S. Dollar 400	Euro 350	10/05/21	(16)
				$(81)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt * # - 156.46%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$9,430	$9,292	$9,289	(1) (2)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26	1,260	(18)	(19)	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	14,556	14,465	14,483	(4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,216	2,075	2,205	(4)
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%	1.00%	08/10/24	8,752	8,746	8,052
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	30,561	28,977	30,026	(2) (4)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25	3,268	(77)	(57)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	4,748	4,726	3,988
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	292	291	245
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	79,154	75,824	77,967	(2) (4)
Apptio, Inc.	IT Services		L + 7.25%	1.00%	01/10/25	5,385	(75)	(81)	(2) (3) (4)
Associations, Inc.	Real Estate Mgmt. & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	33,860	32,095	33,013	(2) (4)
Associations, Inc.	Real Estate Mgmt. & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	7,396	7,102	7,104	(2) (3) (4)
Associations, Inc.	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	07/30/24	1,422	1,348	1,387	(2) (4)
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	7,183	7,162	6,321
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	457	452	402
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%	1.00%	09/11/23	7,150	7,106	6,292
Barbri, Inc.	Diversified Consumer Services	5.00%	L + 4.00%	1.00%	12/01/23	6,243	6,227	5,931
BJH Holdings III Corp. (dba Jack’s Family Restaurants)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25	14,904	14,065	14,270	(2)
Blacksmith Applications, Inc.	Software	7.50%	L + 6.50%	1.00%	12/02/26	25,100	24,542	24,535	(2)
Blacksmith Applications, Inc.	Software		L + 6.50%	1.00%	12/02/26	2,000	(44)	(45)	(2) (3)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	10,953	10,478	10,871	(2) (4)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	3,710	1,808	1,827	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	26,833	25,653	26,430	(2) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	556	532	548	(2) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	444	424	437	(2) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,232	(19)	(18)	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,344	(21)	(20)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	42,625	40,448	42,092	(2) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	11,175	11,003	11,035	(2) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	6,394	6,066	6,314	(2) (4)
Businessolver.com, Inc.	Health Care Technology		L + 7.50%	1.00%	05/15/23	5,328	(101)	(67)	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	814	779	798	(2)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25	180	19	19	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	11,671	11,090	11,409	(2) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	3,476	3,303	3,398	(2) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	17,127	16,194	16,699	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,372	11,095	11,087	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,214	6,820	7,034	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	6,318	89	(7)	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(52)	(55)	(2) (3)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	33,186	31,844	32,854	(2) (4)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	2,561	609	615	(2) (3) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	9.00%	L + 7.50%	1.50%	08/30/24	52,200	46,177	41,760	(2) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	9.00%	L + 7.50%	1.50%	08/30/24	15,340	13,563	12,272	(2) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	$24,108	$21,328	$20,250	(2)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,687	1,534	1,417	(2)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	28,301	27,301	27,664	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	15,080	14,747	14,741	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	2,170	(14)	(49)	(2) (3) (4)
DDS USA Holding, Inc.	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/30/22	9,116	8,829	9,048	(2) (4)
DDS USA Holding, Inc.	Health Care Equipment & Supplies	7.06%	L + 5.75%	1.00%	06/30/22	7,807	7,561	7,749	(2) (4)
DDS USA Holding, Inc.	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/30/22	2,612	(16)	(20)	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,448	42,915	45,913	(2) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,851	23,683	24,292	(2) (4)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(66)	(70)	(2) (3) (4)
DocuTAP, Inc.	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	58,566	55,580	57,395	(2) (4)
E2open, LLC	Software	6.75%	L + 5.75%	1.00%	11/26/24	40,093	37,959	39,917	(2)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	7,091	6,561	6,879	(2) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,390	1,311	1,348	(2) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	930	720	737	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	566	549	549	(2) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	380	(6)	(11)	(2) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	1,508	(22)	(45)	(2) (3) (4)
Empirix, Inc.	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	53,053	50,468	51,594	(2) (4)
Empirix, Inc.	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	3,100	(63)	(85)	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,582	10,065	10,371	(2) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	1,931	1,996	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies		L + 5.50%	1.00%	12/06/25	4,537	(83)	(91)	(2) (3) (4)
Fenergo Finance 3 Limited	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€43,100	48,582	51,995	(1) (2) (4)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	2,865	(33)	(36)	(1) (2) (3) (4)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€3,700	(8)	(57)	(1) (2) (3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	15,721	14,793	15,249	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	4,009	3,700	3,889	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,141	2,956	3,047	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,014	2,781	2,924	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,999	2,767	2,909	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,986	1,869	1,926	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	118	(3)	(4)	(3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,093	(56)	(63)	(3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	$23,415	$22,104	$22,888	(2) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	12,138	11,459	11,865	(2) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	11,699	11,053	11,436	(2) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	L + 7.00%	1.00%	09/04/23	4,900	1,702	1,727	(2) (3) (4)
GH Holding Company (dba Grace Hill)	Real Estate Mgmt. & Development	4.65%	L + 4.50%		02/28/23	7,294	7,277	7,166	(4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	15,000	14,703	14,700	(2)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,820	2,604	2,604	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,880	(37)	(38)	(2) (3)
GI Revelation Acquisition LLC (dba Consilio)	IT Services	5.15%	L + 5.00%		04/16/25	4,634	4,619	4,542
GK Holdings, Inc. (dba Global Knowledge)	IT Services		L + 8.00%	1.00%	01/20/21	8,460	8,457	8,206	(4) (5)
GlobalTranz Enterprises, Inc.	Road & Rail	5.15%	L + 5.00%		05/15/26	18,933	16,423	17,419	(2)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	47,457	45,262	46,508	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	23,975	23,497	24,035	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	6,328	368	348	(2) (3) (4)
Granicus, Inc.	Software	8.00%	L + 7.00%	1.00%	08/21/26	22,763	21,576	22,308	(2)
Granicus, Inc.	Software	8.00%	L + 7.00%	1.00%	08/21/26	1,996	1,947	1,956	(2)
Granicus, Inc.	Software		L + 7.00%	1.00%	08/21/26	1,563	(37)	(31)	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,680	9,537	9,607	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,066	3,944	3,973	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/24/24	807	(12)	(6)	(2) (3)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,424	6,378	5,910
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	14,645	14,354	14,352	(2)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	179	179	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,943	(39)	(40)	(2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	28,047	27,499	27,486	(1) (2)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,808	4,713	4,808	(1) (2)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,658	53,441	53,910	(2) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(216)	(305)	(2) (3) (4)
Hygiena Borrower LLC	Life Sciences Tools & Services	5.00%	L + 4.00%	1.00%	08/26/22	17,191	16,822	17,105
Hygiena Borrower LLC	Life Sciences Tools & Services		L + 4.00%	1.00%	08/26/22	1,863	(16)	(9)	(3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	69,394	71,402	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,772	13,150	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,463	4,463	(2) (4)
Infinity Sales Group	Media	11.50%	L + 10.50%	1.00%	11/23/22	25,579	25,579	26,474	(4)
Instructure Holdings	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	64,164	61,665	63,522	(2) (4)
Instructure Holdings	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	5,000	(51)	(50)	(2) (3) (4)
Integral Ad Science, Inc.	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	62,851	59,525	61,594	(2) (4)
Integral Ad Science, Inc.	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	4,402	(108)	(88)	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.50%	L + 5.50%	1.00%	04/02/25	54,037	51,511	52,956	(2) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	4,400	(82)	(88)	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Iracore International Holdings, Inc.	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/21	$2,361	$2,361	$2,361	^ (4)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	6,622	6,554	4,503
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,917	3,603	1,359	^ (1) (4) (6)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,318	800	—	^ (1) (4) (6)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	84,252	85,230	(2) (4)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	5,110	1,896	1,827	(2) (3) (4)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	38,673	37,340	38,673	(2) (4)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,441	—	—	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	957	907	929	(2) (4)
Mervin Manufacturing, Inc.	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,777	10,776	10,346	(4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	49,936	47,843	49,187	(2) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	7,713	4,520	4,512	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	23,030	21,825	22,358
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	661	(17)	(19)	(3)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(39)	(47)	(3)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	16,284	15,596	15,958	(2) (4)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	9,875	9,362	9,677	(2) (4)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	1,672	1,602	1,639	(2) (4)
Netvoyage Corporation (dba NetDocuments)	Software		L + 7.00%	1.00%	03/24/22	1,264	(20)	(25)	(2) (3) (4)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	9,500	9,311	9,310	(2)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	23,100	1,262	1,276	(2) (3)
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,500	(50)	(50)	(2) (3)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,902	3,891	2,848
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	3,205	3,201	3,093	(4)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	1,742	1,740	1,681	(4)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	1,712	1,706	1,652	(4)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	920	919	888	(4)
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	45,848	42,105	41,722	(2) (4)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	53,667	55,727	(2) (4)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(201)	(137)	(2) (3) (4)
Power Stop, LLC	Auto Components	4.65%	L + 4.50%		10/19/25	18,130	17,116	17,699	(2)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	01/02/25	28,736	27,082	27,659	(2) (4)
Professional Physical Therapy	Health Care Providers & Services	9.50%	L + 8.50% (incl. 2.50% PIK)	1.00%	12/16/22	5,871	5,402	5,167	(4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	902	859	882	(2) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	75	(2)	(2)	(2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	28,789	26,740	26,774	(2)
Purfoods, LLC	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	599	571	590	(2) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Purfoods, LLC	Health Care Providers & Services		L + 6.25%	1.00%	08/12/26	$400	$(5)	$(6)	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	22,178	21,055	21,624	(2) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	4,094	(94)	(102)	(2) (3) (4)
Selectquote, Inc.	Insurance	7.00%	L + 6.00%	1.00%	11/05/24	20,265	19,560	20,265	(2)
SF Home Décor, LLC (dba SureFit Home Décor)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	42,160	38,927	40,790	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	26,157	23,672	23,149	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	1,899	1,719	1,681	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	951	861	841	(2) (4)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	543	520	532	(2)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	111	(2)	(2)	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	344	(7)	(7)	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	855	814	833	(2) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		P + 7.00%		08/31/26	122	(3)	(3)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,608	28,042	28,036	(2)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	9,082	(90)	(91)	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,541	(90)	(91)	(2) (3)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	837	793	812	(2) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	26,596	25,205	25,732	(2) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		L + 5.25%	1.00%	08/15/25	4,565	(112)	(148)	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	15,130	14,753	14,752	(2)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,990	(124)	(125)	(2) (3)
Tronair Parent Inc.	Air Freight & Logistics	5.75%	L + 4.75%	1.00%	09/08/23	6,703	6,674	5,463
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	05/17/21	6,271	6,265	5,832
US Med Acquisition, Inc.	Health Care Equipment & Supplies	9.00%	L + 8.00%	1.00%	02/14/23	29,334	29,145	28,894	(4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	22,038	21,599	21,597	(2)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	3,023	(60)	(60)	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,600	(76)	(76)	(2) (3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,785	29,831	30,990	(2)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	26,754	25,488	26,219	(2) (4)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	2,162	257	255	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	28,403	27,744	28,190	(4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 5.50%		03/31/22	1,131	(7)	(8)	(3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	23,720	24,372	(2) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	710	707	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	3,141	(80)	(94)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.75%	1.00%	01/20/27	20,100	—	—	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.75%	1.00%	01/20/27	2,600	—	—	(2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,861	15,400	(2) (4)
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	21,616	20,569	21,292	(2) (4)
WorkForce Software, LLC	Software		L + 6.50%	1.00%	07/31/25	1,894	(39)	(28)	(2) (3) (4)
Wrike, Inc.	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	54,964	53,081	54,964	(2) (4)
Wrike, Inc.	Professional Services		L + 6.75%	1.00%	12/31/24	3,900	(21)	—	(2) (3) (4)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	62,025	59,755	61,560	(2) (4)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/29/22	3,874	(44)	(29)	(2) (3) (4)
Yasso, Inc.	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	15,264	14,906	15,264	(2) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	50,230	48,900	48,894	(2)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,500	(198)	(200)	(2) (3)
Total 1st Lien/Senior Secured Debt							2,489,285	2,526,969

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (7) - 8.87%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$39,200	$37,078	$38,220	(2) (4)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,000	21,435	22,425	(2) (4)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,300	5,150	5,167	(2) (4)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,971	3,873	3,872	(2) (4)
RugsUSA, LLC	Household Products	7.00%	L + 6.00%	1.00%	04/30/23	13,949	13,507	13,879	(2) (4)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	57,917	59,668	(2)
Total 1st Lien/Last-Out Unitranche							138,960	143,231
2nd Lien/Senior Secured Debt - 28.34%
American Dental Partners, Inc.	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	11,070	10,370	10,406	(2) (4)
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	8,471	7,926	7,352	^ (4)
Bolttech Mannings, Inc.	Commercial Services & Supplies	8.23%	L + 8.00% PIK		11/20/22	13,697	13,515	13,423	^^ (4)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00% PIK		11/11/25	12,150	9,521	9,234	(2) (4)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,150	—	—	(2) (4) (5)
ERC Finance, LLC (dba Eating Recovery Center)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	45,200	42,860	44,522	(2) (4)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	17,000	15,523	15,470	(2) (4)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	4,300	3,927	3,913	(2) (4)
GK Holdings, Inc. (dba Global Knowledge)	IT Services		L + 12.25%	1.00%	01/20/22	3,000	2,977	1,650	(4) (5)
Hygiena Borrower LLC	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	4,510	4,283	4,454	(4)
Hygiena Borrower LLC	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	236	224	233	(4)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	21,900	20,307	21,353	(2) (4)
Market Track, LLC	Media	8.75%	L + 7.75%	1.00%	06/05/25	42,200	39,989	40,512	(2) (4)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00% PIK		07/15/25	13,996	13,996	12,666	(4)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(4) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	34,647	35,222	(2) (4)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	39,486	38,886	(2)
SMB Shipping Logistics, LLC (dba Worldwide Express)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	66,667	63,579	63,333	(2) (4)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,176	10,975	(2)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	9,700	8,744	9,239	(2) (4)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,584	1,428	1,509	(2) (4)
Xcellence, Inc. (dba Xact Data Discovery)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	26,100	23,744	25,708	(2) (4)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	33,502	35,002	(2) (4)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	54,300	47,292	52,671	(2)
Total 2nd Lien/Senior Secured Debt							458,918	457,733
Unsecured Debt - 0.02%
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/21	1,266	1,055	334	^ (1) (4) (6)
Total Unsecured Debt							1,055	334

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.98%
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	Aerospace & Defense		07/01/16	1,108,333	10,185	34,591	^ (4) (6)
Conergy Asia Holdings, Ltd.	Construction & Engineering		08/23/17	600,000	600	—	^ (1) (4) (6)
Exostar LLC - Class A	Aerospace & Defense		07/06/20	20	20	21	(2) (4) (6)
Foundation Software	Construction & Engineering		08/31/20	22	21	23	(2) (4) (6)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	68,505	778	—	^ (1) (4) (5)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	42	43	(2)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	13,402	(2) (4) (6)
Total Preferred Stock					19,871	48,080
Common Stock - 4.05%
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	8,462	^ (4)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (4)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	309,142	14,885	6,387	^^ (4) (6)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	Aerospace & Defense		07/01/16	453,383	2,393	14,150	^ (4) (6)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,498	^^^ (2) (4)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	867	^^^ (1) (2) (4) (6)
Conergy Asia Holdings, Ltd.	Construction & Engineering		07/31/17	2,000	4,700	—	^ (1) (4) (6)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	10	(2) (4) (6)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (4) (6)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	8	(2) (4) (6)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	—	(2) (4) (6)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	7,817	^ (4) (6)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	18,869	56	70
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (4) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	669	(2) (4) (6)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	41	(1) (6)
Wrike, Inc.	Professional Services		12/31/18	8,434,304	9,783	16,784	(2) (4) (6)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	1,236	(2) (4) (6)
Total Common Stock					73,735	65,395
Warrants - 0.06%
Animal Supply Holdings, LLC	Distributors		08/14/20	1	756	1,024	^ (4) (9)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	147	—	—	(2) (4)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	1,406	—	—	(2) (4)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	30	—	—	(2) (4)
Total Warrants					756	1,024
Total Investments - 200.78%					$3,182,580	$3,242,766

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.34%, 0.26%, 0.24%, 0.19%, 0.14% and 0.10%. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Prepayment premiums	$224	$100	$674	$100
Accelerated amortization of upfront loan origination fees and unamortized discounts	$10,553	$210	$18,212	$606

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2021, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 0.3% and 0.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2020, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.7% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2021 and December 31, 2020, the Company held an aggregate cash balance of $119,923 and $32,137. Foreign currency of $2,827 and $1,831 (acquisition cost of $2,852 and $1,765) is included in cash as of June 30, 2021 and December 31, 2020.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2021, the Company accrued excise taxes of $308 and $616. As of June 30, 2021, $718 of accrued excise taxes remained payable. For the three and six months ended June 30, 2020, the Company accrued excise taxes of $389 and $816.

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

For the three and six months ended June 30, 2021, Management Fees amounted to $8,079 and $16,279 and the Investment Adviser voluntarily agreed to waive $0 and $500 of Management Fees. As of June 30, 2021, $8,079 remained payable. For the three and six months ended June 30, 2020, Management Fees amounted to $3,617 and $7,283 and the Investment Adviser voluntarily agreed to waive $2,150 and $2,810 of Management Fees.

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

For the three and six months ended June 30, 2021, Incentive Fees based on income amounted to $11,170 and $23,225. As of June 30, 2021, $974 remained payable. For the three and six months ended June 30, 2020, the Company incurred Incentive Fees based on income of $0 and $0. For the three and six months ended June 30, 2021 and 2020, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three and six months ended June 30, 2021, GSAM agreed to waive $810 and $4,543 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $9,386 and $17,708 of Incentive Fees for the three and six months ended June 30, 2021 attributable to the purchase discount resulting from the Merger. For the three and six months ended June 30, 2020, the Company did not incur an Incentive Fee based on income.

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

For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $484 and $956. As of June 30, 2021, $1,423 remained payable. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $224 and $461.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $11 and $15. As of June 30, 2021, $0 remained payable. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $4 and $8.

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

Affiliates

As of June 30, 2021 and December 31, 2020, Group Inc. owned 6.38% and 6.39%, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$2,848	$—	$—	$(2,175)	$20,483	$689
Total Controlled Affiliates	$19,810	$2,848	$—	$—	$(2,175)	$20,483	$689
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$371,148	$(371,148)	$—	$—	$—	$1
Animal Supply Holdings, LLC	16,838	353	—	—	(7,805)	9,386	353
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	—	—	(1,006)	47,735	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	842	5,207	138
Conergy Asia Holdings, Ltd.	334	—	—	—	184	518	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(222)	9,956	806
Kawa Solar Holdings Limited	1,359	—	—	—	(15)	1,344	—
Total Non-Controlled Affiliates	$87,211	$371,501	$(371,148)	$—	$(8,022)	$79,542	$1,292
Total Affiliates	$107,021	$374,349	$(371,148)	$—	$(10,197)	$100,025	$1,981

For the Year Ended December 31, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$212	$(22,303)	$(35,984)	$7,390	$—	$333
Bolttech Mannings, Inc.	22,854	23,461	(20,401)	(4,704)	(1,400)	19,810	1,504
Total Controlled Affiliates	$73,539	$23,673	$(42,704)	$(40,688)	$5,990	$19,810	$1,837
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$538,011	$(538,011)	$—	$—	$—	$62
Accuity Delivery Systems, LLC	15,213	23,140	(40,050)	3,765	(2,068)	—	2,131
Animal Supply Holdings, LLC	—	22,553	—	—	(5,715)	16,838	261
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	691	(7,037)	—	22,839	48,741	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	24,710	(37,875)	(5)	224	4,365	4,086
Conergy Asia Holdings, Ltd.	1,064	1,258	(1,055)	(211)	(722)	334	27
Elah Holdings, Inc.	2,234	3,004	—	—	158	5,396	—
Iracore International Holdings, Inc.	10,884	—	(556)	—	(150)	10,178	302
Kawa Solar Holdings Limited	3,502	28	(1,879)	(4)	(288)	1,359	—
Prairie Provident Resources, Inc.	124	—	(9,237)	—	9,113	—	—
Total Non-Controlled Affiliates	$82,580	$613,395	$(635,700)	$3,545	$23,391	$87,211	$7,567
Total Affiliates	$156,119	$637,068	$(678,404)	$(37,143)	$29,381	$107,021	$9,404

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2021 and December 31, 2020, there were $0 and $12 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,491,131	$2,528,609	$2,489,285	$2,526,969
1st Lien/Last-Out Unitranche	132,434	136,986	138,960	143,231
2nd Lien/Senior Secured Debt	386,772	391,194	458,918	457,733
Unsecured Debt	1,055	518	1,055	334
Preferred Stock	26,957	54,598	19,871	48,080
Common Stock	66,492	44,164	73,735	65,395
Warrants	756	395	756	1,024
Total	$3,105,597	$3,156,464	$3,182,580	$3,242,766

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Technology	11.6%	22.5%	10.5%	21.1%
Software	9.8	19.0	10.1	20.2
Interactive Media & Services	8.9	17.1	8.4	16.9
Health Care Providers & Services	8.1	15.7	7.9	15.8
Diversified Financial Services	7.9	15.3	4.8	9.6
Professional Services	7.4	14.2	6.7	13.5
IT Services	6.7	13.0	7.0	14.0
Diversified Consumer Services	5.0	9.7	5.7	11.5
Real Estate Mgmt. & Development	4.9	9.5	4.9	9.7
Health Care Equipment & Supplies	4.4	8.5	4.7	9.5
Hotels, Restaurants & Leisure	2.7	5.3	3.0	6.0
Commercial Services & Supplies	2.6	5.0	3.0	6.1
Air Freight & Logistics	2.3	4.4	2.1	4.3
Chemicals	2.0	3.9	1.9	3.8
Road & Rail	1.9	3.7	1.7	3.5
Transportation Infrastructure	1.7	3.3	1.6	3.3
Aerospace & Defense	1.5	3.0	1.5	3.1
Entertainment	1.3	2.6	1.3	2.6
Media	1.3	2.6	2.1	4.1
Household Products	1.3	2.4	1.7	3.4
Beverages	1.1	2.2	0.9	1.8
Auto Components	1.0	1.9	0.9	1.9
Trading Companies & Distributors	0.9	1.7	0.8	1.7
Internet & Direct Marketing Retail	0.6	1.1	0.5	0.9
Insurance	0.5	0.9	1.0	1.9
Containers & Packaging	0.4	0.7	0.3	0.7
Leisure Products	0.3	0.7	0.3	0.6
Energy Equipment & Services	0.3	0.6	0.3	0.6
Distributors	0.3	0.6	0.5	1.0
Building Products	0.3	0.6	0.3	0.6
Textiles, Apparel & Luxury Goods	0.2	0.4	0.2	0.4
Communications Equipment	0.2	0.4	0.2	0.4
Specialty Retail	0.2	0.4	0.1	0.3
Capital Markets	0.2	0.3	0.2	0.3
Construction & Engineering	0.1	0.2	0.1	0.2
Food Products	0.1	0.1	0.5	1.0
Oil, Gas & Consumable Fuels(1)	—	—	—	—
Diversified Telecommunication Services	—	—	1.6	3.2
Life Sciences Tools & Services	—	—	0.7	1.3
Total	100.0%	193.5%	100.0%	200.8%

(1)	Amount rounds to 0.0%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2021	December 31, 2020
United States	96.0%	97.6%
Canada	2.3	0.8
Ireland	1.6	1.6
Luxembourg	0.1	—
Germany(1)	—	—
Singapore(1)	—	—
Total	100.0%	100.0%
(1)	Amount rounds to 0.0%.

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,097,217	Discounted cash flows	Discount Rate	5.9% - 21.3%	8.8%
	$1,344	Collateral analysis	Recovery Rate	—	34.3%
1st Lien/Last-Out Unitranche	$136,986	Discounted cash flows	Discount Rate	9.0% - 10.0%	9.4%
2nd Lien/Senior Secured Debt	$273,254	Discounted cash flows	Discount Rate	9.2% - 14.3%	10.2%
	$9,953	Comparable multiples	EV/EBITDA(6)	8.0x - 10.3x	10.1x
Unsecured Debt	$518	Collateral analysis	Recovery Rate	—	40.9%
Equity
Preferred Stock	$36,090	Comparable multiples	EV/EBITDA(6)	6.2x - 22.5x	7.1x
	$18,508	Comparable multiples	EV/Revenue	1.5x - 6.0x	2.0x
Common Stock	$10,603	Discounted cash flows	Discount Rate	17.5% - 31.1%	25.3%
	$30,248	Comparable multiples	EV/EBITDA(6)	5.0x - 17.8x	7.3x
	$2,724	Comparable multiples	EV/Revenue	0.6x - 2.1x	0.9x
Warrants	$395	Comparable multiples	EV/EBITDA(6)	—	8.0x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,933,798	Discounted cash flows	Discount Rate	5.7% - 16.6%	8.6%
	$9,565	Collateral analysis	Recovery Rate	34.7% - 97.0%	88.1%
1st Lien/Last-Out Unitranche	$83,563	Discounted cash flows	Discount Rate	7.3% - 10.0%	8.9%
2nd Lien/Senior Secured Debt	$341,376	Discounted cash flows	Discount Rate	9.2% - 14.3%	10.4%
	$1,650	Collateral analysis	Recovery Rate	—	55.0%
	$12,175	Comparable multiples	EV/EBITDA(6)	8.0x - 10.5x	9.9x
Unsecured Debt	$334	Collateral analysis	Recovery Rate	—	26.3%
Equity
Preferred Stock	$34,635	Comparable multiples	EV/EBITDA(6)	7.3x - 16.0x	7.3x
	$13,402	Comparable multiples	EV/Revenue	—	1.6x
Common Stock	$9,761	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.5%
	$35,226	Comparable multiples	EV/EBITDA(6)	5.1x - 16.0x	7.1x
	$20,297	Comparable multiples	EV/Revenue	0.3x - 15.1x	12.6x
Warrants	$1,024	Comparable multiples	EV/EBITDA(6)	—	8.0x

(1)

As of June 30, 2021, included within the fair value of Level 3 assets of $2,916,805 is an amount of $298,965 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,507,457 or 89.0% of Level 3 bank loans, corporate debt, and other debt obligations.

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

(4)	The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$131,083	$2,397,526	$2,528,609	$—	$142,025	$2,384,944	$2,526,969
1st Lien/Last-Out Unitranche	—	—	136,986	136,986	—	—	143,231	143,231
2nd Lien/Senior Secured Debt	—	107,987	283,207	391,194	—	49,861	407,872	457,733
Unsecured Debt	—	—	518	518	—	—	334	334
Preferred Stock	—	—	54,598	54,598	—	—	48,080	48,080
Common Stock	589	—	43,575	44,164	111	—	65,284	65,395
Warrants	—	—	395	395	—	—	1,024	1,024
Total Assets	$589	$239,070	$2,916,805	$3,156,464	$111	$191,886	$3,050,769	$3,242,766
Unrealized appreciation (depreciation) on the foreign currency forward contracts	$—	$(81)	$—	$(81)	$—	$(355)	$—	$(355)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(4)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2021
1st Lien/Senior Secured Debt	$2,384,944	$402,646	$(113)	$(2,409)	$(361,518)	$23,572	$—	$(49,596)	$2,397,526	$4,126
1st Lien/Last-Out Unitranche	143,231	6,638	—	281	(14,437)	1,273	—	—	136,986	653
2nd Lien/Senior Secured Debt	407,872	8,314	(1,203)	2,471	(88,900)	7,324	—	(52,671)	283,207	4,987
Unsecured Debt	334	—	—	184	—	—	—	—	518	184
Preferred Stock	48,080	7,086	—	(568)	—	—	—	—	54,598	(568)
Common Stock	65,284	2,540	7,537	(14,466)	(17,320)	—	—	—	43,575	(7,465)
Warrants	1,024	—	—	(629)	—	—	—	—	395	(629)
Total Assets	$3,050,769	$427,224	$6,221	$(15,136)	$(482,175)	$32,169	$—	$(102,267)	$2,916,805	$1,288
For the Six Months Ended June 30, 2020
1st Lien/Senior Secured Debt	$1,000,087	$94,556	$153	$(34,643)	$(43,868)	$2,023	$22,667	$(19,044)	$1,021,931	$(34,860)
1st Lien/Last-Out Unitranche	35,278	—	—	(426)	(155)	82	—	—	34,779	(426)
2nd Lien/Senior Secured Debt	201,033	29,394	(10,571)	(226)	(33,907)	284	—	(2,100)	183,907	(6,617)
Unsecured Debt	7,409	1,630	(211)	(82)	(1,558)	18	—	—	7,206	(82)
Preferred Stock	48,762	—	—	11,069	—	—	—	—	59,831	11,069
Common Stock	47,984	8,293	—	(19,710)	—	—	—	—	36,567	(19,710)
Total Assets	$1,340,553	$133,873	$(10,629)	$(44,018)	$(79,488)	$2,407	$22,667	$(21,144)	$1,344,221	$(50,626)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings.
(2)	Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(3)	Transfers in were primarily due to decreased price transparency.
(4)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2021	December 31, 2020
Revolving Credit Facility	3	$583,571	$629,383
Convertible Notes	2	$160,909	$160,255
2025 Notes	2	$385,881	$381,807
2026 Notes	2	$517,948	$512,174

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of June 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 202% and 198%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
Revolving Credit Facility(1)(2)	$1,695,000	$1,110,696	$583,571	$1,695,000	$1,066,319	$629,383
Convertible Notes	155,000	—	153,817	155,000	—	152,983
2025 Notes	360,000	—	355,027	360,000	—	354,331
2026 Notes	500,000	—	491,325	500,000	—	490,363
Total Debt	$2,710,000	$1,110,696	$1,583,740	$2,710,000	$1,066,319	$1,627,060

(1)	Provides, under certain circumstances, a total borrowing capacity of $2,250,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2021, the Company had outstanding borrowings denominated in USD of $486,574, in Euros (EUR) of 81,700 and in Canadian Dollars (CAD) of 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $529,574 and in EUR of 81,700.

(3)	The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2021 and the year ended December 31, 2020 was 2.91% and 3.17%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2021 and the year ended December 31, 2020 was $1,637,088 and $1,037,496.

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

Costs of $21,034 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2021 and December 31, 2020, deferred financing costs were $9,971 and $11,350.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$2,809	$2,381	$6,186	$6,285
Facility fees	1,070	371	2,022	704
Amortization of financing costs	693	472	1,379	872
Total	$4,572	$3,224	$9,587	$7,861
Weighted average interest rate	1.99%	2.38%	2.01%	2.99%
Average outstanding balance	$565,052	$402,733	$622,088	$423,186

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

The Convertible Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), as Trustee. Wells Fargo and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on a conversion rate of 41.0605 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $24.35 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price of $24.35 is approximately 9.4% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016 and 16.0% above the $20.99 per share closing price of our common stock on June 26, 2018. The Company will not have the right to redeem the Convertible Notes prior to maturity.

As previously announced, the Board of Directors of the Company declared a special distribution of $0.15 per share of the Company’s common stock to be paid in three equal quarterly installments of $0.05 per share to shareholders of record on March 15, 2021, June 15, 2021 and September 15, 2021. The first two installments of the special distribution have been paid. The current conversion rate above reflects adjustment pursuant to the terms of the indenture governing the Convertible Notes resulting from the payment of the first two installments of the special dividend, as well as an update to the previously disclosed adjusted conversion ratio.

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

The below table presents the components of the carrying value of the Convertible Notes:

	June 30, 2021	December 31, 2020
Principal amount of debt	$155,000	$155,000
OID, net of accretion	355	587
Unamortized debt issuance costs	828	1,430
Carrying Value	$153,817	$152,983
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.80%	4.79%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$1,744	$1,744	$3,488	$3,488
Accretion of OID	116	110	231	220
Amortization of debt issuance costs	303	302	602	605
Total	$2,163	$2,156	$4,321	$4,313

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

The below table presents the components of the carrying value of the 2025 Notes:

	June 30, 2021	December 31, 2020
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	4,973	5,669
Carrying Value	$355,027	$354,331
Stated interest rate	3.75%	3.75%

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$3,375	$3,376	$6,750	$5,288
Amortization of debt issuance costs	350	358	696	546
Total	$3,725	$3,734	$7,446	$5,834

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

The below table presents the components of the carrying value of the 2026 Notes:

	June 30, 2021	December 31, 2020
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	8,675	9,637
Carrying Value	$491,325	$490,363
Stated interest rate	2.875%	2.875%

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$3,594	N/A	$7,188	N/A
Amortization of debt issuance costs	484	N/A	962	N/A
Total	$4,078	N/A	$8,150	N/A

7.	DERIVATIVES

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included on the Consolidated Statements of Assets and Liabilities as due to/due from broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties.

For the three and six months ended June 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,217 and $2,787. For the three and six months ended June 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $3,191 and $3,478.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2021
Bank of America, N.A.	$—	$(81)	$(81)	$—	$(81)
December 31, 2020
Bank of America, N.A.	$—	$(355)	$(355)	$—	$(355)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gain (loss) on foreign currency forward contracts	$(57)	$52	$(171)	$80
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	27	(81)	274	1
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(30)	$(29)	$103	$81

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
1st Lien/Senior Secured Debt
Associations, Inc.	07/30/21	$107	$107	$(1)	$(3)
WebPT, Inc.	08/28/21	3,141	3,141	(63)	(94)
Bullhorn, Inc.	10/01/21	1,232	1,232	(12)	(18)
Zarya Intermediate, LLC (dba iOFFICE)	10/27/21	27,870	—	(557)	—
HowlCO LLC (dba Lone Wolf)	11/10/21	6,090	—	(122)	—
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	188	188	(4)	(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	118	118	(2)	(4)
Elemica Parent, Inc.	12/31/21	380	380	(10)	(11)
MRI Software LLC	02/10/22	661	661	(2)	(19)
MRI Software LLC	03/24/22	6,600	—	(17)	—
Netvoyage Corporation (dba NetDocuments)	03/24/22	1,264	1,264	—	(25)
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	4,548	6,166	(68)	(154)
Thrasio, LLC	06/18/22	6,963	9,990	—	(125)
Xactly Corporation	07/29/22	3,874	3,874	(19)	(29)
Purfoods, LLC	08/12/22	200	400	—	(6)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	09/10/22	3,046	—	(69)	—
Lithium Technologies, Inc.	10/03/22	5,110	3,066	(128)	(130)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	7,600	7,600	(76)	(76)
Aria Systems, Inc.	12/30/22	4,160	—	—	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/27/23	1,136	—	(31)	—
Sweep Purchaser LLC	02/12/23	5,485	—	(55)	—
Sunstar Insurance Group, LLC	03/31/23	20,634	—	(206)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	04/21/23	3,800	—	(105)	—
Businessolver.com, Inc.	05/15/23	5,328	5,328	—	(67)
CORA Health Holdings Corp	06/15/23	8,897	—	(133)	—
PT Intermediate Holdings III, LLC (dba Parts Town)	06/29/23	3,675	—	(46)	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/23	12,217	—	(95)	—
Integral Ad Science, Inc.	07/19/23	4,402	4,402	—	(88)
FWR Holding Corporation (dba First Watch Restaurants)	08/21/23	2,093	2,093	(31)	(63)
Gastro Health Holdco, LLC	09/04/23	1,470	3,063	—	(69)
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/24/24	430	807	(3)	(6)
WebPT, Inc.	08/28/24	1,832	1,832	(37)	(55)
Fenergo Finance 3 Limited	09/05/24	4,387	4,520	(22)	(57)
Fenergo Finance 3 Limited	09/05/24	2,865	2,865	(14)	(36)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	7,713	3,085	(135)	(46)
Apptio, Inc.	01/10/25	3,231	5,385	—	(81)
ConnectWise, LLC	02/28/25	2,400	1,920	(18)	(19)
Mailgun Technologies, Inc.	03/26/25	2,441	2,441	—	—
Internet Truckstop Group, LLC (dba Truckstop)	04/02/25	4,400	4,400	(44)	(88)
PlanSource Holdings, Inc.	04/22/25	7,824	7,824	(78)	(137)
CorePower Yoga LLC	05/14/25	1,687	—	(270)	—
Riverpoint Medical, LLC	06/21/25	4,094	4,094	—	(102)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,880	1,880	(38)	(38)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	4,688	4,688	(188)	(305)
WorkForce Software, LLC	07/31/25	1,894	1,894	(28)	(28)
Diligent Corporation	08/04/25	3,100	3,100	31	(70)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	4,565	4,565	(68)	(148)
Elemica Parent, Inc.	09/18/25	374	165	(9)	(5)
CST Buyer Company (dba Intoxalock)	10/03/25	2,170	2,170	(22)	(49)
Acquia, Inc.	10/31/25	3,007	3,268	(45)	(57)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	2,180	2,180	(33)	(55)
Eptam Plastics, Ltd.	12/06/25	1,815	227	(32)	(5)
One GI LLC	12/22/25	2,500	2,500	(44)	(50)

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	$7,500	$7,500	$(188)	$(200)
Prophix Software Inc.(dba Pound Bidco)	01/30/26	3,445	—	(69)	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	5,853	5,853	(88)	(117)
MRI Software LLC	02/10/26	1,612	1,612	(4)	(47)
Instructure Holdings	03/24/26	5,000	5,000	(38)	(50)
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	75	75	—	(2)
Superman Holdings, LLC (dba Foundation Software)	08/31/26	122	122	—	(3)
Bullhorn, Inc.	09/30/26	1,344	1,344	(13)	(20)
Sunstar Insurance Group, LLC	10/09/26	111	111	(1)	(2)
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,150	1,260	(17)	(19)
Sweep Purchaser LLC	11/30/26	4,087	4,541	(41)	(91)
Blacksmith Applications, Inc.	12/02/26	2,000	2,000	(30)	(45)
Helios Buyer, Inc. (dba Heartland)	12/15/26	1,172	2,254	(12)	(45)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	3,023	3,023	(30)	(60)
StarCompliance Intermediate, LLC	01/12/27	2,500	—	(50)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,600	2,548	(52)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/29/27	2,582	—	(71)	—
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	03/10/27	1,037	—	(23)	—
Pluralsight, Inc	04/06/27	5,100	—	(102)	—
ESO Solutions, Inc	05/03/27	9,310	—	—	—
ESO Solutions, Inc	05/03/27	3,620	—	(72)	—
Rodeo Buyer Company (dba Absorb Software)	05/25/27	3,387	—	(68)	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	2,872	—	—	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	34,770	—	—	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	3,808	—	—	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/27	40,407	—	—	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/27	4,849	—	—	—
Brillio, LLC	02/06/21	—	1,855	—	(14)
One GI LLC	06/22/21	—	21,593	—	(216)
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	—	4,033	—	(30)
Eptam Plastics, Ltd.	12/06/21	—	4,537	—	(91)
Elemica Parent, Inc.	12/15/21	—	1,508	—	(45)
VRC Companies, LLC (dba Vital Records Control)	03/31/22	—	1,131	—	(8)
Helios Buyer, Inc. (dba Heartland)	06/15/22	—	7,943	—	(40)
DDS USA Holding, Inc.	06/30/22	—	2,612	—	(20)
Hygiena Borrower LLC	08/26/22	—	1,863	—	(9)
Sunstar Insurance Group, LLC	10/09/22	—	344	—	(7)
Sweep Purchaser LLC	11/30/22	—	9,082	—	(91)
Empirix, Inc.	09/25/23	—	3,100	—	(85)
Wrike, Inc.	12/31/24	—	3,900	—	—
Villa Bidco Inc (dba Authority Brands)	03/21/25	—	1,864	—	(37)
Capitol Imaging Acquisition Corp.	10/01/25	—	158	—	(3)
Granicus, Inc.	08/21/26	—	1,563	—	(31)
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	19,698	—	—
Total 1st Lien/Senior Secured Debt		$377,102	$242,910	$(3,918)	$(3,848)
Total		$377,102	$242,910	$(3,918)	$(3,848)

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

Equity Issuances

There were no sales of the Company’s common stock during the three and six months ended June 30, 2021 and 2020.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45	69,917

For the Six Months Ended June 30, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45	46,407

*	In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net increase (decrease) in net assets from operations	$54,972	$34,818	$115,440	$(28,962)
Weighted average shares outstanding	101,649,214	40,401,637	101,617,022	40,398,978
Basic and diluted earnings (loss) per share	$0.54	$0.86	$1.14	$(0.72)

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2021 and 2020 was less than the conversion price for the Convertible Notes outstanding as of June 30, 2021 and 2020. Therefore, for the three and six months ended June 30, 2021 and 2020, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Per Share Data:(1)
NAV, beginning of period	$15.91	$16.75
Net investment income	1.14	0.90
Net realized and unrealized gains (losses)(2)	—	(1.61)
Net increase (decrease) in net assets from operations	1.14	(0.71)
Distributions declared from net investment income	(1.00)	(0.90)
Total increase (decrease) in net assets	0.14	(1.61)
NAV, end of period	$16.05	$15.14
Market price, end of period	$19.60	$16.23
Shares outstanding, end of period	101,675,964	40,401,637
Weighted average shares outstanding	101,617,022	40,398,978
Total return based on NAV(3)	6.41%	(3.81)%
Total return based on market value(4)	8.13%	(18.84)%
Supplemental Data/Ratio(5):
Net assets, end of period	$1,631,525	$611,496
Ratio of net expenses to average net assets	6.30%	8.43%
Ratio of net expenses before voluntary waivers to average net assets	8.56%	0.00%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.52%	2.58%
Ratio of interest and other debt expenses to average net assets	3.66%	5.85%
Ratio of net incentive fees to average net assets	0.12%	—
Ratio of total expenses to average net assets	9.12%	9.34%
Ratio of net investment income to average net assets	14.37%	11.89%
Portfolio turnover	13%	8%

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

On August 5, 2021, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 27, 2021 to holders of record as of September 30, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2021, we originated more than $4.77 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

During the second quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant.  The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The potential exists for the Delta variant or other variants to impede the global economic recovery, and we continue to closely monitor our exposures to industries that would be most negatively impacted by a resurgence in the COVID-19 pandemic.

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer.  Given the geographic variation in the spread of, and responses to, COVID-19, Goldman Sachs’ approach to transitioning employees back to the office is tailored to the circumstances of each location, and it evolves as the specific conditions and requirements of each location change. Going forward, Goldman Sachs will look to re-open more locations consistent with the local health and safety guidelines of each city in which it operates. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,491.13	$2,528.61	$2,489.28	$2,526.97
First Lien/Last-Out Unitranche	132.43	136.99	138.96	143.23
Second Lien/Senior Secured Debt	386.77	391.19	458.92	457.73
Unsecured Debt	1.06	0.52	1.05	0.33
Preferred Stock	26.96	54.60	19.87	48.08
Common Stock	66.49	44.16	73.74	65.40
Warrants	0.76	0.39	0.76	1.03
Total Investments	$3,105.60	$3,156.46	$3,182.58	$3,242.77

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.4%	8.4%	8.3%	8.6%
First Lien/Last-Out Unitranche(2) (3)	9.4	9.3	9.3	9.4
Second Lien/Senior Secured Debt(2)	10.5	10.3	10.4	10.7
Unsecured Debt(2)	0.0	0.0	0.0	0.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.4%	8.4%	8.4%	8.6%

(1)	The weighted average yield at amortized cost of our portfolio excludes the purchase discount and amortization related to the Merger and does not represent the total return to our stockholders.
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

As of June 30, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.4%, as compared to 8.4% and 8.6%, as of December 31, 2020.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

	As of
	June 30, 2021	December 31, 2020
Number of portfolio companies	114	123
Percentage of performing debt bearing a floating rate(1)	99.1%	99.1%
Percentage of performing debt bearing a fixed rate(1)(2)	0.9%	0.9%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.7%	8.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.7%	8.9%
Weighted average leverage (net debt/EBITDA)(4)	5.9x	6.0x
Weighted average interest coverage(4)	2.6x	2.6x
Median EBITDA(4)	$37.64 million	$34.20 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.7% and 33.1%, of total debt investments. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$341.80	10.8%	$64.15	2.0%
Grade 2	2,635.19	83.5	2,822.45	87.0
Grade 3	178.13	5.6	353.16	10.9
Grade 4	1.34	0.1	3.01	0.1
Total Investments	$3,156.46	100.0%	$3,242.77	100.0%

The increase in investments with a grade 1 investment performance rating as of June 30, 2021 compared to December 31, 2020 was primarily driven by investments with an aggregate fair value of $273.00 million being upgraded from a grade 2 investment performance rating due to potential exits and an investment with an aggregate fair value of $18.68 million being upgraded from a grade 3 investment performance rating due to a potential exit, partially offset by the repayment of investments with an aggregate fair value of $64.15 million. The decrease in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $69.88 million being upgraded to a grade 2 investment performance rating due to financial improvement.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,094.92	99.7%	$3,160.47	99.3%
Non-accrual	10.68	0.3	22.11	0.7
Total Investments	$3,105.60	100.0%	$3,182.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2021	June 30, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$364.00	$0.49
Second Lien/Senior Secured Debt	5.19	—
Total	$369.19	$0.49
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$193.96	$7.68
First Lien/Last-Out Unitranche	0.49	0.11
Second Lien/Senior Secured Debt	82.95	10.00
Unsecured Debt	—	0.50
Common Stock	0.04	—
Total	$277.44	$18.29
Net increase (decrease) in portfolio	$91.75	$(17.80)
Number of new portfolio companies with new investment commitments	6	1
Total new investment commitment amount in new portfolio companies	$250.76	$0.46
Average new investment commitment amount in new portfolio companies	$41.79	$0.46
Number of existing portfolio companies with new investment commitments	10	1
Total new investment commitment amount in existing portfolio companies	$118.43	$0.02
Weighted average remaining term for new investment commitments (in years)(2)	5.7	6.8
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(4)	8.1%	9.5%
Weighted average yield on new investment commitments(5)	8.1%	9.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.2%	10.2%
Weighted average yield on investments sold or repaid(7)	8.0%	10.2%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Total investment income	$83.92	$30.60	$166.53	$62.57
Net expenses	25.43	12.03	50.15	25.40
Net investment income before taxes	58.49	18.57	116.38	37.17
Income tax expense, including excise tax	0.31	0.39	0.62	0.81
Net investment income after taxes	58.18	18.18	115.76	36.36
Net realized gain (loss) on investments	(1.27)	(1.39)	6.23	(11.53)
Net unrealized appreciation (depreciation) on investments	(0.74)	18.75	(9.32)	(53.90)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	(1.09)	(0.72)	2.99	0.01
Net realized and unrealized gains (losses)	(3.10)	16.64	(0.10)	(65.42)
Income tax (provision) benefit for realized and unrealized gains	(0.11)	—	(0.22)	0.10
Net increase in net assets from operations	$54.97	$34.82	$115.44	$(28.96)

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Net investment income after taxes	$58.18	$18.18	$115.76	$36.36
Less: Purchase discount amortization	9.39	—	18.53	—
Adjusted net investment income after taxes	$48.79	$18.18	$97.23	$36.36

Net realized and unrealized gains (losses)	$(3.10)	$16.64	$(0.10)	$(65.42)
Add: Net change in unrealized appreciation due to the purchase discount	9.39	—	18.93	—
Add: Realized gain due to the purchase discount	—	—	(0.40)	—
Adjusted net realized and unrealized gains (losses)	$6.29	$16.64	$18.43	$(65.42)

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Interest	$78.48	$28.99	$156.73	$59.27
Dividend income	0.06	0.04	0.82	0.04
Payment-in-kind	4.76	1.29	7.36	2.72
Other income	0.62	0.28	1.62	0.54
Total Investment Income	$83.92	$30.60	$166.53	$62.57

In the table above:

•

Interest income from investments increased from $28.99 million for the three months ended June 30, 2020 to $78.48 million for the three months ended June 30, 2021. The increase is primarily driven from the interest-bearing investments acquired from the Merger and the amortization of the purchase discount from the Merger. Included in interest income for the three months ended June 30, 2021 and 2020 is $0.22 million and $0.10 million in prepayment premiums and $10.55 million and $0.21 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.37 million and $0.00 million for exit fees on investments.

•

Interest income from investments increased from $59.27 million for the six months ended June 30, 2020 to $156.73 million for the six months ended June 30, 2021. The increase is primarily driven from the interest-bearing investments acquired from the Merger and the amortization of the purchase discount from the Merger. Included in interest income for the six months ended June 30, 2021 and 2020 is $0.67 million and $0.10 million in prepayment premiums and 18.21 million and $0.61 million in accelerated accretion of upfront loan origination fees and unamortized discounts, and $0.46 million and $0.01 million for exit fees on investments.

•

PIK income from investments increased from $1.29 million and $2.72 million for the three and six months ended June 30, 2020 to $4.76 million and $7.36 million for the three and six months ended June 30, 2021. The increase was due to the increase in the number of investments earning PIK income.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Interest and other debt expenses	$14.54	$9.11	$29.50	$18.01
Incentive fees	11.17	—	23.23	—
Management fees	8.08	3.62	16.28	7.28
Professional fees	0.81	0.62	1.53	1.34
Directors’ fees	0.23	0.14	0.46	0.28
Other general and administrative expenses	0.80	0.69	1.90	1.30
Total Expenses	$35.63	$14.18	$72.90	$28.21
Fee waivers	(10.20)	(2.15)	(22.75)	(2.81)
Net Expenses	$25.43	$12.03	$50.15	$25.40

In the table above:

•

Interest and other debt expenses increased from $9.11 million and $18.01 million for the three and six months ended June 30, 2020 to $14.54 million and $29.50 million for the three and six months ended June 30, 2021. The increase is primarily driven by the issuance of the 2026 Notes.

•

Net Management fees increased from $1.47 million and $4.47 million for the three and six months ended June 30, 2020 to $8.08 million and $15.78 million for the three and six months ended June 30, 2021. The increase was primarily as a result of an increase in our gross assets from the Merger.

•

Our Investment Adviser contractually and voluntarily waived Incentive fees by $10.20 million and $22.25 million for the three and six months ended June 30, 2021 in connection with the Merger. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report. Incentive fees for the three and six months ended June 30, 2020 were impacted by net realized losses and unrealized depreciation in our portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
MPI Products LLC	$—	$—	$—	$(5.58)
Bolttech Mannings, Inc.	—	—	—	(4.70)
SMS Systems Maintenance Services, Inc.	—	(0.90)	—	(0.90)
MPI Engineered Technologies, LLC	(0.01)	(0.28)	(0.01)	(0.28)
Conergy Asia & ME Pte. LTD.	—	(0.21)	—	(0.21)
Wrike, Inc.	0.04	—	7.54	—
GK Holdings, Inc. (dba Global Knowledge)	(1.38)	—	(1.38)	—
HowlCO LLC (dba Lone Wolf)	0.07	—	0.07	—
Other, net	0.01	—	0.01	0.14
Net realized gain (loss)	$(1.27)	$(1.39)	$6.23	$(11.53)

For the six months ended June 30, 2021, net realized gains were primarily driven by our sale of common stock in Wrike, Inc. in February 2021, which resulted in a realized gain of $7.50 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in millions)
Unrealized appreciation	$21.94	$45.01	$35.22	$30.19
Unrealized depreciation	(22.68)	(26.26)	(44.54)	(84.09)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(0.74)	$18.75	$(9.32)	$(53.90)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Portfolio Company:	($ in millions)
Other, net(1)	$4.50	$9.42
GK Holdings, Inc. (dba Global Knowledge)	1.58	1.58
Market Track, LLC	1.48	1.49
Hollander Sleep & Décor (dba SureFit)	1.43	1.43
Jill Acquisition LLC (dba J. Jill)	1.36	1.22
SMB Shipping Logistics, LLC (dba Worldwide Express)	1.34	3.02
Odyssey Logistics & Technology Corporation	0.91	2.92
Wrike, Inc.	—	(8.91)
Bolttech Mannings, Inc.	(0.80)	(2.18)
Convene 237 Park Avenue, LLC (dba Convene)	(1.14)	(6.29)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	(1.43)	(1.01)
ERC Finance, LLC (dba Eating Recovery Center)	(2.02)	(1.66)
Xcellence, Inc. (dba Xact Data Discovery)	(2.08)	(1.96)
Empirix, Inc.	(2.21)	(1.10)
Animal Supply Holdings, LLC	(3.66)	(7.29)
Total	$(0.74)	$(9.32)

(1)

For the three and six months ended June 30, 2021, other, net includes gross unrealized appreciation of $13.84 million and $23.56 million, and gross unrealized depreciation of $(9.34) million and $(14.14) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended June 30, 2021 was driven by the financial underperformance of Animal Supply Holdings, LLC.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sale of Wrike, Inc.

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Portfolio Company:	($ in millions)
Other, net(1)	$23.12	$(40.92)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	6.11	12.06
Zep Inc.	5.93	3.54
Wine.com, LLC	2.40	2.14
Odyssey Logistics & Technology Corporation	1.99	(3.11)
Iracore International Holdings, Inc.	1.86	(0.14)
Wrike, Inc.	1.41	2.33
MPI Products LLC	-	6.39
Convene 237 Park Avenue, LLC (dba Convene)	(0.02)	(3.58)
IHS Intermediate Inc. (dba Interactive Health Solutions)	(0.25)	(2.50)
MPI Engineered Technologies, LLC	(0.60)	(1.52)
Jill Acquisition LLC (dba J. Jill)	(0.77)	(1.47)
Bolttech Mannings, Inc.	(1.10)	(0.28)
Badger Sportswear, Inc.	(1.22)	(2.51)
Animal Supply Holdings, LLC	(20.11)	(24.33)
Total	$18.75	$(53.90)

(1)

For the three and six months ended June 30, 2020, other, net includes gross unrealized appreciation of $25.31 million and $3.73 million, and gross unrealized depreciation of $(2.19) million and $(44.65) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2020 was impacted by the COVID-19 pandemic. In addition, the net change in unrealized appreciation (depreciation) was driven by the financial underperformance of Animal Supply Holdings, LLC, which was partially offset by the reversal of unrealized depreciation in connection with the aforementioned sale of MPI and the financial improvement of CB-HDT Holdings, Inc. and Zep Inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 202% and 198%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

There were no sales of our common stock during the three and six months ended June 30, 2021 and 2020.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2021:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes	$155.00	$155.00	$—	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
Revolving Credit Facility(1)	$583.57	$—	$—	$583.57	$—
2026 Notes	$500.00	$—	$—	$500.00	$—

(1)

We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2021, we had outstanding borrowings denominated in USD of $486.57 million, in Euros (EUR) of 81.70 million, and Canadian Dollar (CAD) of 0.15 million.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$377.10	$242.91
Total	$377.10	$242.91

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

RECENT DEVELOPMENTS

On August 5, 2021, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 27, 2021 to holders of record as of September 30, 2021.

On August 5, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 2021. Joseph DiMaria has served as Interim Chief Financial Officer and Interim Treasurer since March 2021, and will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with the Company.

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

As of June 30, 2021 and December 31, 2020, on a fair value basis, approximately 0.9% and 0.9% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.1% and 99.1% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes, 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$54.27	$(16.29)	$37.98
Up 200 basis points	29.21	(10.86)	18.35
Up 100 basis points	4.52	(5.43)	(0.91)
Up 75 basis points	1.13	(4.07)	(2.94)
Up 50 basis points	0.76	(2.72)	(1.96)
Up 25 basis points	0.38	(1.36)	(0.98)
Down 25 basis points	(0.27)	0.55	0.28
Down 50 basis points	(0.46)	0.55	0.09
Down 75 basis points	(0.65)	0.55	(0.10)
Down 100 basis points	(0.83)	0.55	(0.28)
Down 200 basis points	(1.58)	0.55	(1.03)
Down 300 basis points	(2.32)	0.55	(1.77)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Comprehensive vaccination programs have led to the lifting of health and safety restrictions in some countries, such as the U.S. and China. However, other countries have encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. The potential exists for the Delta variant or other variants of COVID-19 to impede the global economic recovery and may exacerbate geographic differences in the spread of, and response to, COVID-19. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 5, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 2021. Joseph DiMaria has served as Interim Chief Financial Officer and Interim Treasurer since March 2021, and will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with the Company.

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

GOLDMAN SACHS BDC, INC.

Date: August 5, 2021	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)