Form 10-Q
period 2021-09-30
Goldman Sachs BDC, Inc.
filed 2021-11-04
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, there were 101,818,811 shares of the registrant’s common stock outstanding.

GOLDMAN SACHS BDC, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	general price and volume fluctuations in the stock market;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars; and
•	the ability to realize the anticipated benefits of the Merger (as defined below).

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,032,037 and $3,089,481)	$3,057,767	$3,135,745
Non-controlled affiliated investments (cost of $58,629 and $64,699)	33,862	87,211
Controlled affiliated investments (cost of $32,651 and $28,400)	20,495	19,810
Total investments, at fair value (cost of $3,123,317 and $3,182,580)	$3,112,124	$3,242,766
Cash	171,600	32,137
Receivable for investments sold	455	2,600
Unrealized appreciation on foreign currency forward contracts	41	—
Interest and dividends receivable	21,583	21,593
Deferred financing costs	13,331	11,350
Other assets	3,826	1,916
Total assets	$3,322,960	$3,312,362
Liabilities
Debt (net of debt issuance costs of $13,564 and $17,323)	$1,626,298	$1,627,060
Interest and other debt expenses payable	9,820	10,163
Management fees payable	7,962	5,945
Incentive fees payable	7,885	2,665
Distribution payable	45,789	45,690
Payable for investments purchased	388	—
Unrealized depreciation on foreign currency forward contracts	—	355
Directors’ fees payable	231	—
Accrued expenses and other liabilities	4,498	5,343
Total liabilities	$1,702,871	$1,697,221
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 101,753,598 and 101,534,370 shares issued and outstanding as of September 30, 2021 and December 31, 2020)	102	102
Paid-in capital in excess of par	1,625,801	1,621,813
Distributable earnings	(4,393)	(5,353)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,620,089	$1,615,141
Total liabilities and net assets	$3,322,960	$3,312,362
Net asset value per share	$15.92	$15.91

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$90,043	$27,907	$246,570	$85,528
Payment-in-kind	4,768	1,057	11,179	2,609
Other income	1,101	1,152	2,717	1,644
From non-controlled affiliated investments:
Dividend income	90	32	916	75
Interest income	119	656	282	1,744
Payment-in-kind	175	265	478	840
Other income	—	5	—	51
From controlled affiliated investments:
Payment-in-kind	365	331	1,008	1,327
Interest income	23	48	69	209
Total investment income	$96,684	$31,453	$263,219	$94,027
Expenses:
Interest and other debt expenses	$14,449	$8,889	$43,953	$26,897
Incentive fees	9,326	737	32,551	737
Management fees	7,962	3,618	24,241	10,901
Professional fees	724	554	2,257	1,891
Directors’ fees	234	139	698	417
Other general and administrative expenses	793	677	2,691	1,980
Total expenses	$33,488	$14,614	$106,391	$42,823
Fee waivers	(1,441)	(1,734)	(24,192)	(4,544)
Net expenses	$32,047	$12,880	$82,199	$38,279
Net investment income before taxes	$64,637	$18,573	$181,020	$55,748
Income tax expense, including excise tax	$305	$375	$929	$1,191
Net investment income after taxes	$64,332	$18,198	$180,091	$54,557
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1,606)	$1	$4,628	$(6,615)
Non-controlled affiliated investments	35,916	—	35,916	(211)
Controlled affiliated investments	—	(35,984)	—	(40,688)
Foreign currency forward contracts	(49)	29	(220)	109
Foreign currency and other transactions	69	34	113	16
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(21,412)	19,884	(20,534)	(21,362)
Non-controlled affiliated investments	(39,257)	1,149	(47,279)	13,111
Controlled affiliated investments	(1,391)	30,907	(3,566)	6,294
Foreign currency forward contracts	122	(132)	396	(131)
Foreign currency translations and other transactions	1,392	(1,639)	4,234	(1,694)
Net realized and unrealized gains (losses)	$(26,216)	$14,249	$(26,312)	$(51,171)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	(53)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(83)	(7)	(253)	92
Net increase in net assets from operations	$38,033	$32,440	$153,473	$3,478
Weighted average shares outstanding	101,727,464	40,440,982	101,654,241	40,413,082
Net investment income per share (basic and diluted)	$0.63	$0.45	$1.77	$1.35
Earnings per share (basic and diluted)	$0.37	$0.80	$1.51	$0.09

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net assets at beginning of period	$1,631,525	$611,496	$1,615,141	$676,125
Increase (decrease) in net assets from operations:
Net investment income	$64,332	$18,198	$180,091	$54,557
Net realized gain (loss)	34,330	(35,920)	40,437	(47,389)
Net change in unrealized appreciation (depreciation)	(60,546)	50,169	(66,749)	(3,782)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	(53)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(83)	(7)	(253)	92
Net increase in net assets from operations	$38,033	$32,440	$153,473	$3,478
Distributions to stockholders from:
Distributable earnings	$(50,876)	$(18,202)	$(152,513)	$(54,564)
Total distributions to stockholders	$(50,876)	$(18,202)	$(152,513)	$(54,564)
Capital transactions:
Reinvestment of stockholder distributions	$1,407	$689	$3,988	$1,384
Net increase in net assets from capital transactions	$1,407	$689	$3,988	$1,384
Total increase (decrease) in net assets	$(11,436)	$14,927	$4,948	$(49,702)
Net assets at end of period	$1,620,089	$626,423	$1,620,089	$626,423
Distributions declared per share	$0.50	$0.45	$1.50	$1.35

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase in net assets from operations:	$153,473	$3,478
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,039,961)	(125,418)
Payment-in-kind interest capitalized	(12,868)	(4,326)
Investments in affiliated money market fund, net	—	(97,232)
Proceeds from sales of investments and principal repayments	1,223,537	107,459
Net realized (gain) loss	(41,246)	47,517
Net change in unrealized (appreciation) depreciation on investments	71,379	1,957
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(185)	112
Amortization of premium and accretion of discount, net	(70,199)	(4,133)
Amortization of deferred financing and debt issuance costs	5,488	3,157
Amortization of original issue discount on convertible notes	350	332
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	2,145	(321)
(Increase) decrease in interest and dividends receivable	10	(3,901)
(Increase) decrease in other assets	(1,910)	(3,851)
Increase (decrease) in interest and other debt expenses payable	142	3,660
Increase (decrease) in management fees payable	2,017	(1,032)
Increase (decrease) in incentive fees payable	5,220	(1,850)
Increase (decrease) in investments purchased payable	388	—
Increase (decrease) in directors’ fees payable	231	136
Increase (decrease) in accrued expenses and other liabilities	(845)	676
Net cash provided by (used for) operating activities	$297,166	$(73,580)
Cash flows from financing activities:
Offering costs paid	$—	$(127)
Distributions paid	(148,426)	(53,143)
Deferred financing and debt issuance costs paid	(4,545)	(11,737)
Borrowings on debt	622,672	555,413
Repayments of debt	(627,193)	(408,676)
Net cash provided by (used for) financing activities	$(157,492)	$81,730
Net increase (decrease) in cash	139,674	8,150
Effect of foreign exchange rate changes on cash and cash equivalents	(211)	19
Cash, beginning of period	32,137	9,409
Cash, end of period	$171,600	$17,578
Supplemental and non-cash activities
Interest expense paid	$35,132	$18,990
Accrued but unpaid excise tax expense	$1,026	$1,399
Accrued but unpaid distributions	$45,789	$18,202
Reinvestment of stockholder distributions	$3,988	$1,384
Exchange of investments	$9,469	$63,499

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 161.90%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$9,359	$9,237	$9,219	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.95%	CDN P + 4.50%		11/06/26	CAD 139	109	103	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26	1,151	(15)	(17)	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	13,982	13,919	13,912	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,129	2,032	2,118	(3)
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%	1.00%	08/10/24	8,684	8,679	7,989
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27	16,429	16,049	16,059	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27	1,220	155	156	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27	3,046	(35)	(69)	(2) (3) (4)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	42,164	40,476	41,532	(2) (3)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	3,268	188	212	(2) (3) (4)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	5,019	5,001	4,141
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	309	308	255
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	79,154	76,356	79,154	(2) (3)
Apptio, Inc.	IT Services		L + 7.25%	1.00%	01/10/25	5,385	2,092	2,154	(2) (3) (4)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26	32,010	31,396	31,370	(2)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26	4,570	461	457	(2) (4)
AQ Helios Buyer, Inc. (aka SurePoint)	Software		L + 7.00%	1.00%	07/01/26	11,560	—	—	(2) (4)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26	16,559	16,320	16,352	(2) (3)
Aria Systems, Inc.	Diversified Financial Services		L + 7.00%	1.00%	06/30/26	4,160	—	(52)	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27	43,991	—	—	(2) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27	10,998	—	—	(2) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27	4,399	—	—	(2) (4)
ATX Networks Corp.	Communications Equipment	8.50%	L + 7.50%	1.00%	09/01/26	4,370	4,370	4,370	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	5.75%	L + 4.50%	1.25%	09/11/23	7,119	7,086	6,905
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	10,870	10,476	10,870	(2) (3)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	1,823	1,803	1,823	(2) (3)
Broadway Technology, LLC	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26	25,970	25,514	25,450	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	26,630	25,583	26,363	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	1,232	1,215	1,220	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	552	531	547	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	440	423	436	(2) (3)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,344	(18)	(13)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	42,518	40,977	42,518	(2) (3)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	11,147	11,026	11,147	(2) (3)
BusinesSolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	6,378	6,146	6,378	(2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 7.50%	1.00%	05/15/23	5,328	(70)	—	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	18,062	17,706	17,881	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	808	777	800	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		L + 6.50%	1.00%	10/01/25	180	(3)	(2)	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	19,880	19,313	19,631	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	3,450	3,312	3,407	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	2,017	580	580	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	16,997	16,192	16,997	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,286	11,047	11,286	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,100	7,669	7,836	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,160	6,819	7,160	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(44)	—	(2) (3) (4)
CivicPlus LLC	Software	7.00%	L + 6.25%	0.75%	08/24/27	6,300	6,176	6,174	(2)
CivicPlus LLC	Software		L + 6.25%	0.75%	08/24/27	592	(12)	(12)	(2) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
CivicPlus LLC	Software		L + 6.25%	0.75%	08/24/27	$2,960	$(29)	$(30)	(2) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	56,846	51,829	44,340	(2) (3)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	16,710	15,231	13,034	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	22,720	22,393	22,436	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services		L + 5.75%	1.00%	06/15/27	8,897	(63)	(111)	(2) (3) (4)
Cordeagle US Finco, Inc. (aka Condeco)	Software	7.75%	L + 6.75%	1.00%	07/30/27	15,993	15,681	15,673	(1) (2)
Cordeagle US Finco, Inc. (aka Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,461	(48)	(49)	(1) (2) (4)
CorePower Yoga LLC	Diversified Consumer Services	8.00%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	24,665	22,257	20,534	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,687	(132)	(283)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	28,301	27,434	28,159	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/27/25	14,967	14,682	14,892	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	2,170	(12)	(11)	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/28/28	21,670	21,241	21,236	(2)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/26/27	1,711	(34)	(34)	(2) (4)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/28/28	7,413	(73)	(74)	(2) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,158	42,893	44,532	(2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,664	23,666	24,849	(2) (3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(56)	23	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	7,037	6,582	6,861	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,500	1,461	1,463	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,380	1,312	1,345	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	562	547	548	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	930	483	498	(2) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	380	(5)	(9)	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,502	10,056	10,371	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,940	4,860	4,878	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,526	4,424	4,469	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	812	879	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	8.00%	L + 7.00%	1.00%	05/03/27	39,908	39,148	39,209	(2) (3)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	3,620	(68)	(63)	(2) (3) (4)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	07/22/27	37,767	37,587	37,582	(2)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	07/22/27	3,332	(16)	(16)	(2) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	15,766	15,084	15,688	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	4,021	3,794	4,001	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	3,151	3,015	3,135	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	3,024	2,852	3,008	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	3,008	2,838	2,993	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	1,992	1,906	1,982	(3)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	118	(2)	(1)	(3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	2,093	(40)	(10)	(3) (4)
Gainsight, Inc.	Software	7.00%	L + 6.25%	0.75%	07/30/27	30,420	29,900	29,888	(2)
Gainsight, Inc.	Software		L + 6.25%	0.75%	07/30/27	5,320	(90)	(93)	(2) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	14,888	14,635	14,627	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	2,800	2,566	2,563	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 7.00%	2.00%	06/24/25	1,880	(31)	(33)	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.25%	L + 6.25%	1.00%	01/29/27	29,440	28,767	28,704	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.00%	L + 6.00%	1.00%	01/29/27	3,800	2,237	2,200	(2) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.25%	1.00%	01/29/27	2,583	(35)	(65)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	47,457	45,534	46,745	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	23,975	23,556	24,035	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	$6,328	$383	$380	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	9,607	9,465	9,535	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	8,026	7,905	7,966	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	679	675	674	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/22/26	982	(14)	(7)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,374	6,335	5,909
Heartland Home Services	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	15,017	(73)	(150)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	19,229	18,925	19,037	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,923	7,889	7,844	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.06%	L + 6.00%	1.00%	12/15/26	2,482	2,042	2,060	(2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	10.75%	L + 9.75%	1.00%	07/13/23	40,348	38,011	39,137	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	25,761	—	—	(2) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	14,079	—	—	(2) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,816	—	—	(2) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	35,402	34,869	35,048	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	11,457	11,344	11,342	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,859	10,757	10,751	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,514	53,891	55,501	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(181)	(164)	(2) (3) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	69,943	72,489	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,874	13,350	(2) (3)
iCIMS, Inc.	Software		L + 6.50%	1.00%	09/12/24	4,531	4,475	4,531	(2) (3)
Instructure Holdings	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	03/24/26	40,623	39,228	40,623	(2) (3)
Instructure Holdings	Diversified Consumer Services		L + 5.50%	1.00%	03/24/26	5,000	(43)	—	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	53,626	51,383	53,223	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.75%	1.00%	04/02/25	4,400	(77)	(33)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/24	2,361	2,361	2,361	^ (3)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	5,844	5,797	4,997
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,917	3,603	1,328	^ (1) (3) (5)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,318	800	—	^ (1) (3) (5)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	86,166	87,233	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services		L + 8.00%	1.00%	10/03/22	5,110	(86)	(102)	(2) (3) (4)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	38,379	37,261	38,379	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	3,030	2,974	3,030	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,441	—	—	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	950	905	936	(2) (3)
Mervin Manufacturing, Inc.	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,695	10,695	10,588	(3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	73,401	65,149	65,141	(2) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	5,923	(118)	(118)	(2) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	23,114	22,055	23,027
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	403	(10)	(2)	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(33)	(6)	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	6,600	(15)	(25)	(4)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	22,933	22,529	22,933	(2) (3)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	9,429	9,265	9,429	(2) (3)
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,500	(42)	—	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,872	3,863	3,304
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	45,851	43,057	43,673	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	54,121	56,720	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	7,824	3,744	3,912	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	$75,915	$74,481	$74,396	(2) (3)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	5,100	(94)	(102)	(2) (3) (4)
Power Stop, LLC	Auto Components	4.58%	L + 4.50%		10/19/25	17,991	17,125	17,811	(2)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	18,823	18,454	18,447	(2)
Premier Care Dental Management, LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/05/28	10,175	(50)	(51)	(2) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/05/27	3,052	(59)	(61)	(2) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	27,277	25,968	26,868	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	7,616	7,516	7,502	(2) (3)
Professional Physical Therapy	Health Care Providers & Services	9.00%	L + 8.00% (incl. 2.00% PIK)	1.00%	12/16/22	5,940	5,648	5,524	(3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	7.75%	L + 6.75%	1.00%	07/06/26	35,808	35,088	35,092	(2)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	75	(2)	(1)	(2) (4)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	18,948	18,612	18,948	(1) (2) (3)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,445	(60)	—	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	30,413	28,638	30,337	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	1.00%	10/15/25	1,847	(9)	(5)	(2) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	594	570	594	(2) (3)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	400	194	200	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	22,009	21,006	21,734	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	1,667	1,646	1,646	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	4,094	(78)	(51)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.25%	L + 6.25%	1.00%	05/25/27	21,167	20,763	20,743	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,387	(64)	(68)	(1) (2) (3) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	27,670	25,656	26,010	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,981	1,834	1,862	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	991	918	931	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	15,600	15,318	15,288	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,500	(44)	(50)	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.75%	L + 6.75%	1.00%	07/02/27	41,043	40,428	40,407	(2)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	4,925	(73)	(76)	(2) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	12,313	(92)	(96)	(2) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	20,634	4,377	4,359	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	4,086	4,033	4,046	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	343	337	339	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	111	(2)	(1)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.00%	L + 8.00%	1.00%	08/31/27	964	925	964	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	1.00%	08/31/26	122	(3)	—	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,465	27,961	28,180	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	9,036	8,875	8,946	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	7,246	6,049	6,101	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	7.61%	L + 5.75%	1.00%	11/30/26	4,541	1,375	1,408	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.00%	L + 7.00%	1.00%	08/02/27	831	791	808	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	26,394	25,148	25,998	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.00%	P + 4.75%	1.00%	08/15/25	4,565	580	616	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	29,666	29,255	29,666	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	9,965	9,734	9,965	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	14,686	(73)	—	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	5,070	2,462	2,484	(2) (4)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	2,524	2,475	2,473	(2)
Total Vision LLC	Health Care Providers & Services		L + 5.50%	1.00%	07/15/26	1,270	(24)	(25)	(2) (4)
Tronair Parent Inc.	Air Freight & Logistics	7.25%	L + 6.25% (incl. 0.50% PIK)	1.00%	09/08/23	6,374	6,324	5,584

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	$21,928	$21,537	$21,709	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	7,600	1,702	1,710	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.25%	1.00%	12/21/26	3,023	(53)	(30)	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,543	29,879	31,386	(2)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	22,800	22,352	22,344	(2)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	2,618	—	—	(2) (4)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	2,181	(43)	(44)	(2) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	28,245	27,834	27,821	(2)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	4,719	283	281	(2) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		L + 5.50%	0.75%	06/29/27	944	(14)	(14)	(2) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	23,972	24,874	(2) (3)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	725	759	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	20,050	19,687	20,050	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,600	(46)	—	(2) (3) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,951	15,400	(2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	3,700	3,636	3,700	(2) (3)
WorkForce Software, LLC	Software	6.50%	L + 5.50%	1.00%	07/31/25	21,740	20,839	21,305	(2) (3)
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	1,894	978	972	(2) (3) (4)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/31/23	62,025	60,336	62,025	(2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/31/23	3,874	(44)	—	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	35,480	34,794	34,770	(2)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	27,870	27,321	27,313	(2)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,757	(131)	(135)	(2) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	50,230	49,030	49,100	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/22/25	7,500	4,831	4,831	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							2,596,091	2,622,896
1st Lien/Last-Out Unitranche (7) - 10.01%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$38,967	$37,310	$38,577	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.75%	L + 6.75%	1.00%	02/28/24	25,000	24,507	24,500	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	22,863	21,642	22,635	(2) (3)
Doxim, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	6,751	6,611	6,649	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,242	5,125	5,281	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,928	3,851	3,958	(2) (3)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	58,281	60,581	(2) (3)
Total 1st Lien/Last-Out Unitranche							157,327	162,181
2nd Lien/Senior Secured Debt - 16.93%
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	$8,931	$8,462	$7,056	^ (3)
Bolttech Mannings, Inc.	Commercial Services & Supplies	8.12%	L + 8.00% PIK		11/20/22	17,878	17,766	17,342	^^ (3)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	12,150	9,714	3,584	(2) (3) (7)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,150	—	—	(2) (3) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.65%	L + 7.50%		07/31/25	17,000	15,726	16,278	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.62%	L + 7.50%		07/31/25	4,939	4,777	4,729	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.65%	L + 7.50%		07/31/25	4,300	3,978	4,117	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(3) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	29,200	27,789	28,908	(2) (3)
MPI Engineered Technologies, LLC	Auto Components	12.00%			07/15/25	14,428	14,428	13,130	(3)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(3) (5)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	34,946	35,496	(2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	40,179	43,081	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,328	11,439	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	33,910	36,107	(2) (3)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	54,300	48,159	53,078	(2)
Total 2nd Lien/Senior Secured Debt							281,064	274,345
Unsecured Debt - 0.11%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK		09/01/28	$1,748	$1,435	$1,433	^ (1) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/22	1,266	1,055	376	^ (1) (3) (5)
Total Unsecured Debt							2,490	1,809

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 1.25%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$4,304	(2) (3) (5)
Conergy Asia Holdings, Ltd.	Construction & Engineering		08/23/17	600,000	600	—	^ (1) (3) (5)
Foundation Software	Construction & Engineering		08/31/20	22	21	24	(2) (3) (5)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	72,698	778	—	^ (1) (3) (7)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	42	(2) (3) (5)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,243	(2) (3) (5)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	12,562	(2) (3) (5)
Total Preferred Stock					16,751	20,175
Common Stock - 1.89%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,991	(2) (3) (5)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (5)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (5)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	167	^ (1) (3)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	309,142	14,885	3,153	^^ (3) (5)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,916	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,281	^^^ (1) (2) (3) (5)
Conergy Asia Holdings, Ltd.	Construction & Engineering		07/31/17	2,000	4,700	—	^ (1) (3) (5)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	889	—	(2) (3) (5)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (5)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	24	(2) (3) (5)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	8	(2) (3) (5)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,102	^ (3) (5)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	18,869	56	328	(5)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (5)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	678	(2) (3) (5)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	244	(1) (5)
Total Vision LLC	Health Care Providers & Services		07/15/21	72,571	1,270	1,270	(2) (5)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	2,908	2,908	2,908	(2) (5)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,176	(2) (3) (5)
Total Common Stock					68,838	30,642
Warrants - 0.00%
Animal Supply Holdings, LLC	Distributors		08/14/20	1	$756	$76	^ (3) (5) (9)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	30	—	—	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	1,406	—	—	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	147	—	—	(2) (3) (5)
Total Warrants					756	76
Total Investments - 192.09%					$3,123,317	$3,112,124

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except share and per share amounts)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.24%, 0.16%, 0.13%, 0.11%, 0.08% and 0.07%, respectively. As of September 30, 2021, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2021.

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021 the aggregate fair value of these securities is $130,892 or 3.94% of the Company’s total assets.

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

(5)	Non-income producing security.
(6)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(7)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2021, the aggregate fair value of these securities is $50,649 or 3.13% of the Company's net assets. The initial acquisition dates have been included for such securities.

(9)	Right to purchase up to $8,851 of 1st Lien Senior Secured Debt, $7,483 of 2nd Lien Senior Secured Debt and 68,796 shares of Class A Units, which expires November 2021.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	Euro 83	U.S. Dollar 98	10/05/21	$(3)
Bank of America, N.A.	U.S. Dollar 400	Euro 350	10/05/21	(6)
Bank of America, N.A.	U.S. Dollar 294	Euro 258	10/05/21	(5)
Bank of America, N.A.	U.S. Dollar 624	Euro 525	01/06/22	14
Bank of America, N.A.	U.S. Dollar 611	Euro 514	04/06/22	14
Bank of America, N.A.	U.S. Dollar 619	Euro 520	07/06/22	14
Bank of America, N.A.	U.S. Dollar 627	Euro 525	10/06/22	13
				$41

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Prepayment premiums	$838	$464	$1,512	$564
Accelerated amortization of upfront loan origination fees and unamortized discounts	$25,331	$173	$43,543	$779

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2021, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 0.7% and 0.1% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2020, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.7% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

(4)	The Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the Asset Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at NAV per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2021 and December 31, 2020, the Company held an aggregate cash balance of $171,600 and $32,137. Foreign currency of $2,243 and $1,831 (acquisition cost of $2,389 and $1,765) is included in cash as of September 30, 2021 and December 31, 2020.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2021, the Company accrued excise taxes of $308 and $924. As of September 30, 2021, $1,026 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2020, the Company accrued excise taxes of $389 and $1,205.

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

For the three and nine months ended September 30, 2021, Management Fees amounted to $7,962 and $24,241 and the Investment Adviser voluntarily agreed to waive $0 and $500 of Management Fees. As of September 30, 2021, $7,962 remained payable. For the three and nine months ended September 30, 2020, Management Fees amounted to $3,618 and $10,901.

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

For the three and nine months ended September 30, 2021, Incentive Fees based on income amounted to $9,326 and $32,551. As of September 30, 2021, $7,885 remained payable. For the three and nine months ended September 30, 2020, the Company incurred Incentive Fees based on income of $737 and $737. For the three and nine months ended September 30, 2021 and 2020, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three and nine months ended September 30, 2021, GSAM waived $0 and $4,543 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $1,441 and $19,149 of Incentive Fees for the three and nine months ended September 30, 2021 attributable to the purchase discount resulting from the Merger. For the three and nine months ended September 30, 2020, the Company did not incur an Incentive Fee based on income.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $483 and $1,439. As of September 30, 2021, $798 remained payable. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $224 and $685.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $12 and $27. As of September 30, 2021, $0 remained payable. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $5 and $13.

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

Affiliates

Group Inc. owned 6.37% as of September 30, 2021 and 6.39% as of December 31, 2020, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$4,251	$—	$—	$(3,566)	$20,495	$1,077
Total Controlled Affiliates	$19,810	$4,251	$—	$—	$(3,566)	$20,495	$1,077
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$619,046	$(619,046)	$—	$—	$—	$1
Animal Supply Holdings, LLC	16,838	536	—	—	(10,242)	7,132	537
ATX Networks Corp.	—	5,972	—	—	(2)	5,970	51
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	832	5,197	227
Conergy Asia Holdings, Ltd.	334	—	—	—	42	376	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(1,715)	8,463	866
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—
Total Non-Controlled Affiliates	$87,211	$625,554	$(667,540)	$35,916	$(47,279)	$33,862	$1,676
Total Affiliates	$107,021	$629,805	$(667,540)	$35,916	$(50,845)	$54,357	$2,753

For the Year Ended December 31, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$212	$(22,303)	$(35,984)	$7,390	$—	$333
Bolttech Mannings, Inc.	22,854	23,461	(20,401)	(4,704)	(1,400)	19,810	1,504
Total Controlled Affiliates	$73,539	$23,673	$(42,704)	$(40,688)	$5,990	$19,810	$1,837
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$538,011	$(538,011)	$—	$—	$—	$62
Accuity Delivery Systems, LLC	15,213	23,140	(40,050)	3,765	(2,068)	—	2,131
Animal Supply Holdings, LLC	—	22,553	—	—	(5,715)	16,838	261
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	691	(7,037)	—	22,839	48,741	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	24,710	(37,875)	(5)	224	4,365	4,086
Conergy Asia Holdings, Ltd.	1,064	1,258	(1,055)	(211)	(722)	334	27
Elah Holdings, Inc.	2,234	3,004	—	—	158	5,396	—
Iracore International Holdings, Inc.	10,884	—	(556)	—	(150)	10,178	302
Kawa Solar Holdings Limited	3,502	28	(1,879)	(4)	(288)	1,359	—
Prairie Provident Resources, Inc.	124	—	(9,237)	—	9,113	—	—
Total Non-Controlled Affiliates	$82,580	$613,395	$(635,700)	$3,545	$23,391	$87,211	$7,567
Total Affiliates	$156,119	$637,068	$(678,404)	$(37,143)	$29,381	$107,021	$9,404

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2021 and December 31, 2020, there were $0 and $12 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,596,091	$2,622,896	$2,489,285	$2,526,969
1st Lien/Last-Out Unitranche	157,327	162,181	138,960	143,231
2nd Lien/Senior Secured Debt	281,064	274,345	458,918	457,733
Unsecured Debt	2,490	1,809	1,055	334
Preferred Stock	16,751	20,175	19,871	48,080
Common Stock	68,838	30,642	73,735	65,395
Warrants	756	76	756	1,024
Total	$3,123,317	$3,112,124	$3,182,580	$3,242,766

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	12.8%	24.6%	10.1%	20.2%
Health Care Technology	12.5	24.1	10.5	21.1
Health Care Providers & Services	8.8	17.0	7.9	15.8
Professional Services	8.0	15.4	6.7	13.5
Diversified Financial Services	7.2	13.9	4.8	9.6
Interactive Media & Services	7.0	13.5	8.4	16.9
Real Estate Mgmt. & Development	6.4	12.3	4.9	9.7
IT Services	5.7	10.9	7.0	14.0
Diversified Consumer Services	4.6	8.9	5.7	11.5
Commercial Services & Supplies	3.7	7.1	3.0	6.1
Health Care Equipment & Supplies	3.6	6.9	4.7	9.5
Hotels, Restaurants & Leisure	2.8	5.3	3.0	6.0
Chemicals	2.0	3.9	1.9	3.8
Transportation Infrastructure	1.7	3.3	1.6	3.3
Entertainment	1.4	2.7	1.3	2.6
Road & Rail	1.4	2.7	1.7	3.5
Internet & Direct Marketing Retail	1.3	2.4	0.5	0.9
Household Products	1.3	2.4	1.7	3.4
Aerospace & Defense	1.1	2.2	1.5	3.1
Beverages	1.1	2.2	0.9	1.8
Auto Components	1.0	1.9	0.9	1.9
Trading Companies & Distributors	1.0	1.9	0.8	1.7
Independent Power and Renewable Electricity Producers	0.8	1.6	—	—
Containers & Packaging	0.4	0.7	0.3	0.7
Leisure Products	0.3	0.7	0.3	0.6
Insurance	0.3	0.5	1.0	1.9
Energy Equipment & Services	0.3	0.5	0.3	0.6
Distributors	0.2	0.4	0.5	1.0
Textiles, Apparel & Luxury Goods	0.2	0.4	0.2	0.4
Communications Equipment	0.2	0.4	0.2	0.4
Air Freight & Logistics	0.2	0.3	2.1	4.3
Capital Markets	0.2	0.3	0.2	0.3
Specialty Retail	0.2	0.3	0.1	0.3
Building Products	0.1	0.2	0.3	0.6
Construction & Engineering	0.1	0.2	0.1	0.2
Food Products	0.1	0.1	0.5	1.0
Oil, Gas & Consumable Fuels(1)	—	—	—	—
Media	—	—	2.1	4.1
Life Sciences Tools & Services	—	—	0.7	1.3
Diversified Telecommunication Services	—	—	1.6	3.2
Total	100.0%	192.1%	100.0%	200.8%

(1)	Amount rounds to 0.0%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2021	December 31, 2020
United States	96.9%	97.6%
Canada	3.1	0.8
Ireland	—	1.6
Germany(1)	—	—
Singapore(1)	—	—
Total	100.0%	100.0%
(1)	Amount rounds to 0.0%.

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,012,930	Discounted cash flows	Discount Rate	6.0% - 19.4%	8.8%
	$1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	$162,181	Discounted cash flows	Discount Rate	8.7% - 9.8%	9.1%
2nd Lien/Senior Secured Debt	$163,163	Discounted cash flows	Discount Rate	9.7% - 14.7%	10.7%
	$3,584	Comparable multiples	EV/EBITDA(6)	—	9.8x
Unsecured Debt	$1,433	Discounted cash flows	Discount Rate	—	12.9%
	$376	Collateral analysis	Recovery Rate	—	29.7%
Equity
Preferred Stock	$2,218	Comparable multiples	EV/EBITDA(6)	10.5x - 21.2x	20.9x
	$17,957	Comparable multiples	EV/Revenue	1.5x - 6.4x	2.1x
Common Stock	$10,593	Discounted cash flows	Discount Rate	17.6% - 31.2%	25.3%
	$13,070	Comparable multiples	EV/EBITDA(6)	4.9x - 21.3x	10.1x
	$2,229	Comparable multiples	EV/Revenue	0.7x - 2.3x	1.2x
Warrants	$76	Comparable multiples	EV/EBITDA(6)	—	9.0x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,933,798	Discounted cash flows	Discount Rate	5.7% - 16.6%	8.6%
	$9,565	Collateral analysis	Recovery Rate	34.7% - 97.0%	88.1%
1st Lien/Last-Out Unitranche	$83,563	Discounted cash flows	Discount Rate	7.3% - 10.0%	8.9%
2nd Lien/Senior Secured Debt	$341,376	Discounted cash flows	Discount Rate	9.2% - 14.3%	10.4%
	$1,650	Collateral analysis	Recovery Rate	—	55.0%
	$12,175	Comparable multiples	EV/EBITDA(6)	8.0x - 10.5x	9.9x
Unsecured Debt	$334	Collateral analysis	Recovery Rate	—	26.3%
Equity
Preferred Stock	$34,635	Comparable multiples	EV/EBITDA(6)	7.3x - 16.0x	7.3x
	$13,402	Comparable multiples	EV/Revenue	—	1.6x
Common Stock	$9,761	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.5%
	$35,226	Comparable multiples	EV/EBITDA(6)	5.1x - 16.0x	7.1x
	$20,297	Comparable multiples	EV/Revenue	0.3x - 15.1x	12.6x
Warrants	$1,024	Comparable multiples	EV/EBITDA(6)	—	8.0x

(1)

As of September 30, 2021, included within the fair value of Level 3 assets of $2,898,263 is an amount of $507,125 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,339,707 or 82.2% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$105,691	$2,517,205	$2,622,896	$—	$142,025	$2,384,944	$2,526,969
1st Lien/Last-Out Unitranche	—	—	162,181	162,181	—	—	143,231	143,231
2nd Lien/Senior Secured Debt	—	107,598	166,747	274,345	—	49,861	407,872	457,733
Unsecured Debt	—	—	1,809	1,809	—	—	334	334
Preferred Stock	—	—	20,175	20,175	—	—	48,080	48,080
Common Stock	572	—	30,070	30,642	111	—	65,284	65,395
Warrants	—	—	76	76	—	—	1,024	1,024
Total Assets	$572	$213,289	$2,898,263	$3,112,124	$111	$191,886	$3,050,769	$3,242,766
Unrealized appreciation (depreciation) on the foreign currency forward contracts	$—	$41	$—	$41	$—	$(355)	$—	$(355)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2021
1st Lien/Senior Secured Debt	$2,384,944	$988,448	$(937)	$(11,352)	$(847,532)	$46,909	$—	$(43,275)	$2,517,205	$7,799
1st Lien/Last-Out Unitranche	143,231	31,138	—	583	(14,477)	1,706	—	—	162,181	955
2nd Lien/Senior Secured Debt	407,872	17,078	(1,203)	(8,888)	(209,051)	13,610	—	(52,671)	166,747	(5,520)
Unsecured Debt	334	1,433	—	40	—	2	—	—	1,809	40
Preferred Stock	48,080	7,086	24,233	(24,786)	(34,438)	—	—	—	20,175	(379)
Common Stock	65,284	7,278	19,223	(30,316)	(31,399)	—	—	—	30,070	(11,558)
Warrants	1,024	—	—	(948)	—	—	—	—	76	(948)
Total Assets	$3,050,769	$1,052,461	$41,316	$(75,667)	$(1,136,897)	$62,227	$—	$(95,946)	$2,898,263	$(9,611)
For the Nine Months Ended September 30, 2020
1st Lien/Senior Secured Debt	$1,000,087	$115,010	$25	$(22,311)	$(68,023)	$3,018	$6,702	$(12,559)	$1,021,949	$(22,554)
1st Lien/Last-Out Unitranche	35,278	—	—	(150)	(277)	124	—	—	34,975	(150)
2nd Lien/Senior Secured Debt	201,033	37,811	(10,571)	(2,301)	(33,907)	404	—	(14,000)	178,469	(8,692)
Unsecured Debt	7,409	1,630	(211)	(123)	(1,558)	64	—	—	7,211	(123)
Preferred Stock	48,762	21	(6,624)	17,361	(18,376)	—	—	—	41,144	15,461
Common Stock	47,984	22,164	(29,230)	6,651	—	—	—	—	47,569	1,185
Warrants	—	756	—	448	—	—	—	—	1,204	448
Total Assets	$1,340,553	$177,392	$(46,611)	$(425)	$(122,141)	$3,610	$6,702	$(26,559)	$1,332,521	$(14,425)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings.
(2)	Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(3)	Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained assessed by the Investment Adviser.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2021	December 31, 2020
Revolving Credit Facility	3	$624,862	$629,383
Convertible Notes	2	$158,100	$160,255
2025 Notes	2	$382,855	$381,807
2026 Notes	2	$516,630	$512,174

6.	DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).  As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 199% and 198%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
Revolving Credit Facility(1)(2)	$1,695,000	$1,069,830	$624,862	$1,695,000	$1,066,319	$629,383
Convertible Notes	155,000	—	154,240	155,000	—	152,983
2025 Notes	360,000	—	355,381	360,000	—	354,331
2026 Notes	500,000	—	491,815	500,000	—	490,363
Total Debt	$2,710,000	$1,069,830	$1,626,298	$2,710,000	$1,066,319	$1,627,060

(1)	Provides, under certain circumstances, a total borrowing capacity of $2,250,000.
(2)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2021, the Company had outstanding borrowings denominated in USD of $581,074, in Euros (EUR) of 37,700 and in Canadian Dollars (CAD) of 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $529,574 and in EUR of 81,700.

(3)	The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and the year ended December 31, 2020 was 2.92% and 3.17%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and the year ended December 31, 2020 was $1,599,372 and $1,037,496.

Revolving Credit Facility

On September 19, 2013, the Company entered into a Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, November 20, 2020 and August 13, 2021.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) LIBOR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain borrowing base conditions) or (ii) an alternative base rate, which is the highest of 0%, the Prime Rate, the Federal Funds Effective Rate plus 0.50% and overnight LIBOR plus 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain borrowing base conditions). Borrowings denominated in non-USD bear interest of LIBOR plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on LIBOR) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, the Company may elect either LIBOR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on August 13, 2026.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $700,000, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, each as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2021, the Company is in compliance with these covenants.

Costs of $25,095 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2021 and December 31, 2020, deferred financing costs were $13,331 and $11,350.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$2,583	$2,100	$8,769	$8,385
Facility fees	1,187	426	3,209	1,130
Amortization of financing costs	700	473	2,079	1,345
Total	$4,470	$2,999	$14,057	$10,860
Weighted average interest rate	2.01%	2.06%	2.01%	2.69%
Average outstanding balance	$510,169	$405,022	$584,372	$417,087

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

The Convertible Notes were issued pursuant to an indenture between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), as Trustee. Wells Fargo and/or its affiliates provide bank lending and distribution services to certain Goldman Sachs funds. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on a conversion rate of 41.1666 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $24.29 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price of $24.29 is approximately 9.1% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016 and 15.7% above the $20.99 per share closing price of our common stock on June 26, 2018. The Company will not have the right to redeem the Convertible Notes prior to maturity.

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

The below table presents the components of the carrying value of the Convertible Notes:

	September 30, 2021	December 31, 2020
Principal amount of debt	$155,000	$155,000
OID, net of accretion	238	587
Unamortized debt issuance costs	522	1,430
Carrying Value	$154,240	$152,983
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.80%	4.79%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$1,743	$1,743	$5,231	$5,231
Accretion of OID	119	112	350	332
Amortization of debt issuance costs	306	306	908	911
Total	$2,168	$2,161	$6,489	$6,474

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

The below table presents the components of the carrying value of the 2025 Notes:

	September 30, 2021	December 31, 2020
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	4,619	5,669
Carrying Value	$355,381	$354,331
Stated interest rate	3.75%	3.75%

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$3,375	$3,375	$10,125	$8,663
Amortization of debt issuance costs	354	354	1,050	900
Total	$3,729	$3,729	$11,175	$9,563

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

The below table presents the components of the carrying value of the 2026 Notes:

	September 30, 2021	December 31, 2020
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	8,185	9,637
Carrying Value	$491,815	$490,363
Stated interest rate	2.875%	2.875%

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$3,593	N/A	$10,781	N/A
Amortization of debt issuance costs	489	N/A	1,451	N/A
Total	$4,082	N/A	$12,232	N/A

7.	DERIVATIVES

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

For the three and nine months ended September 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,934 and $2,933. For the three and nine months ended September 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $2,552 and $3,153.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
September 30, 2021
Bank of America, N.A.	$55	$(14)	$41	$—	$41
December 31, 2020
Bank of America, N.A.	$—	$(355)	$(355)	$—	$(355)

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (loss) on foreign currency forward contracts	$(49)	$29	$(220)	$109
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	122	(132)	396	(131)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$73	$(103)	$176	$(22)

8.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
1st Lien/Senior Secured Debt
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	$188	$188	$(3)	$(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	118	118	(1)	(4)
Elemica Parent, Inc.	12/31/21	380	380	(9)	(11)
MRI Software LLC	02/10/22	403	661	(2)	(19)
MRI Software LLC	03/24/22	6,600	—	(25)	—
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	3,264	6,166	—	(154)
Xactly Corporation	07/29/22	3,874	3,874	—	(29)
Volt Bidco, Inc. (aka Power Factors)	08/11/22	2,618	—	—	—
Purfoods, LLC	08/12/22	200	400	—	(6)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	09/10/22	3,046	—	(69)	—
Lithium Technologies, Inc.	10/03/22	5,110	3,066	(102)	(130)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	5,814	7,600	(58)	(76)
VRC Companies, LLC (dba Vital Records Control)	12/29/22	4,368	—	(66)	—
Aria Systems, Inc.	12/30/22	4,160	—	(52)	—
Heartland Home Services	01/30/23	15,017	—	(150)	—
Sweep Purchaser LLC	02/12/23	1,072	—	(11)	—
Thrasio, LLC	03/17/23	14,686	—	—	—
Sunstar Insurance Group, LLC	03/31/23	16,069	—	(161)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	04/21/23	1,505	—	(38)	—
Businessolver.com, Inc.	05/15/23	5,328	5,328	—	(67)
CORA Health Holdings Corp	06/15/23	8,897	—	(111)	—
PT Intermediate Holdings III, LLC (dba Parts Town)	06/29/23	1,847	—	(5)	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/23	12,313	—	(96)	—
Total Vision LLC	07/15/23	2,535	—	(25)	—
Premier Care Dental Management, LLC	08/05/23	10,175	—	(51)	—
FWR Holding Corporation (dba First Watch Restaurants)	08/21/23	2,093	2,093	(10)	(63)
CivicPlus LLC	08/24/23	2,960	—	(30)	—
DECA Dental Holdings LLC	08/26/23	7,413	—	(74)	—
CFS Management, LLC (dba Center for Sight Management)	09/01/23	1,412	—	(18)	—
Honor HN Buyer, Inc	10/15/23	13,798	—	—	—
Assembly Intermediate LLC	10/19/23	10,888	—	—	—
AQ Helios Buyer, Inc. (aka SurePoint)	07/01/24	11,560	—	—	—
WebPT, Inc.	08/28/24	1,832	1,832	(18)	(55)
Apptio, Inc.	01/10/25	3,231	5,385	—	(81)
Mailgun Technologies, Inc.	03/26/25	2,441	2,441	—	—
Internet Truckstop Group, LLC (dba Truckstop)	04/02/25	4,400	4,400	(33)	(88)
PlanSource Holdings, Inc.	04/22/25	3,912	7,824	—	(137)
CorePower Yoga LLC	05/14/25	1,687	—	(283)	—
Riverpoint Medical, LLC	06/21/25	4,094	4,094	(51)	(102)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,880	1,880	(33)	(38)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	4,688	4,688	(164)	(305)
WorkForce Software, LLC	07/31/25	884	1,894	(18)	(28)
Diligent Corporation	08/04/25	3,100	3,100	23	(70)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	3,880	4,565	(58)	(148)
Elemica Parent, Inc.	09/18/25	409	165	(10)	(5)
Capitol Imaging Acquisition Corp.	10/01/25	180	158	(2)	(3)
CST Buyer Company (dba Intoxalock)	10/03/25	2,170	2,170	(11)	(49)
Acquia, Inc.	10/31/25	3,007	3,268	(45)	(57)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	2,180	2,180	—	(55)
Eptam Plastics, Ltd.	12/06/25	1,361	227	(17)	(5)
One GI LLC	12/22/25	2,500	2,500	—	(50)
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	2,500	7,500	(56)	(200)
Prophix Software Inc.(dba Pound Bidco)	01/30/26	3,445	—	—	—

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	$5,853	$5,853	$(88)	$(117)
MRI Software LLC	02/10/26	1,612	1,612	(6)	(47)
Instructure Holdings	03/24/26	5,000	5,000	—	(50)
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/22/26	982	807	(7)	(6)
AQ Helios Buyer, Inc. (aka SurePoint)	07/01/26	4,022	—	(80)	—
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	75	75	(1)	(2)
Total Vision LLC	07/15/26	1,270	—	(25)	—
Superman Holdings, LLC (dba Foundation Software)	08/31/26	122	122	—	(3)
Bullhorn, Inc.	09/30/26	1,344	1,344	(13)	(20)
Sunstar Insurance Group, LLC	10/09/26	111	111	(1)	(2)
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,151	1,260	(17)	(19)
Sweep Purchaser LLC	11/30/26	3,087	4,541	(31)	(91)
Helios Buyer, Inc. (dba Heartland)	12/15/26	396	2,254	(4)	(45)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	3,023	3,023	(30)	(60)
StarCompliance Intermediate, LLC	01/12/27	2,500	—	(50)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,600	2,548	—	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/29/27	2,583	—	(65)	—
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	03/10/27	1,037	—	(23)	—
Pluralsight, Inc	04/06/27	5,100	—	(102)	—
ESO Solutions, Inc	05/03/27	3,620	—	(63)	—
Rodeo Buyer Company (dba Absorb Software)	05/25/27	3,387	—	(68)	—
VRC Companies, LLC (dba Vital Records Control)	06/29/27	944	—	(14)	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	6,757	—	(135)	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/27	4,925	—	(76)	—
Experity, Inc.	07/22/27	3,332	—	(16)	—
Cordeagle US Finco, Inc. (aka Condeco)	07/30/27	2,461	—	(49)	—
Gainsight, Inc.	07/30/27	5,320	—	(93)	—
Premier Care Dental Management, LLC	08/05/27	3,052	—	(61)	—
Volt Bidco, Inc. (aka Power Factors)	08/11/27	2,181	—	(44)	—
CivicPlus LLC	08/24/27	592	—	(12)	—
DECA Dental Holdings LLC	08/26/27	1,711	—	(34)	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	09/15/27	5,923	—	(118)	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	09/15/27	6,791	—	—	—
Honor HN Buyer, Inc	10/15/27	2,760	—	—	—
Honor HN Buyer, Inc	10/15/27	25,245	—	—	—
Assembly Intermediate LLC	10/19/27	43,111	—	—	—
Assembly Intermediate LLC	10/19/27	4,311	—	—	—
Brillio, LLC	02/06/21	—	1,855	—	(14)
One GI LLC	06/22/21	—	21,593	—	(216)
Associations, Inc.	07/30/21	—	107	—	(3)
WebPT, Inc.	08/28/21	—	3,141	—	(94)
Bullhorn, Inc.	10/01/21	—	1,232	—	(18)
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	—	4,033	—	(30)
Eptam Plastics, Ltd.	12/06/21	—	4,537	—	(91)
Elemica Parent, Inc.	12/15/21	—	1,508	—	(45)
Netvoyage Corporation (dba NetDocuments)	03/24/22	—	1,264	—	(25)
VRC Companies, LLC (dba Vital Records Control)	03/31/22	—	1,131	—	(8)
Helios Buyer, Inc. (dba Heartland)	06/15/22	—	7,943	—	(40)
Thrasio, LLC	06/18/22	—	9,990	—	(125)
DDS USA Holding, Inc.	06/30/22	—	2,612	—	(20)
Hygiena Borrower LLC	08/26/22	—	1,863	—	(9)
Sunstar Insurance Group, LLC	10/09/22	—	344	—	(7)
Sweep Purchaser LLC	11/30/22	—	9,082	—	(91)
Integral Ad Science, Inc.	07/19/23	—	4,402	—	(88)
Gastro Health Holdco, LLC	09/04/23	—	3,063	—	(69)
Empirix, Inc.	09/25/23	—	3,100	—	(85)
Fenergo Finance 3 Limited	09/05/24	—	4,520	—	(57)
Fenergo Finance 3 Limited	09/05/24	—	2,865	—	(36)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	—	3,085	—	(46)
Wrike, Inc.	12/31/24	—	3,900	—	—
ConnectWise, LLC	02/28/25	—	1,920	—	(19)
Villa Bidco Inc (dba Authority Brands)	03/21/25	—	1,864	—	(37)

		Unfunded Commitment(2)		Fair Value(3)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Granicus, Inc.	08/21/26	—	1,563	—	(31)
Blacksmith Applications, Inc.	12/02/26	—	2,000	—	(45)
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	19,698	—	—
Total 1st Lien/Senior Secured Debt		$401,783	$242,910	$(3,269)	$(3,848)
Total		$401,783	$242,910	$(3,269)	$(3,848)

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

Equity Issuances

There were no sales of the Company’s common stock during the three and nine months ended September 30, 2021 and 2020.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Nine Months Ended September 30, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45	69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05	7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45	65,213
For the Nine Months Ended September 30, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45	46,407
August 4, 2020	September 30, 2020	October 15, 2020	$0.45	49,015

*	In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net increase in net assets from operations	$38,033	$32,440	$153,473	$3,478
Weighted average shares outstanding	101,727,464	40,440,982	101,654,241	40,413,082
Basic and diluted earnings per share	$0.37	$0.80	$1.51	$0.09

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and nine months ended September 30, 2021 and 2020 was less than the conversion price for the Convertible Notes outstanding as of September 30, 2021 and 2020. Therefore, for the three and nine months ended September 30, 2021 and 2020, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Per Share Data:(1)
NAV, beginning of period	$15.91	$16.75
Net investment income	1.77	1.35
Net realized and unrealized gains (losses)(2)	(0.26)	(1.26)
Net increase in net assets from operations	1.51	0.09
Distributions declared from net investment income	(1.50)	(1.35)
Total increase (decrease) in net assets	0.01	(1.26)
NAV, end of period	$15.92	$15.49
Market price, end of period	$18.35	$15.04
Shares outstanding, end of period	101,753,598	40,448,044
Weighted average shares outstanding	101,654,241	40,413,082
Total return based on NAV(3)	8.47%	1.34%
Total return based on market value(4)	4.04%	(22.55)%
Supplemental Data/Ratio(5):
Net assets, end of period	$1,620,089	$626,423
Ratio of net expenses to average net assets	6.84%	8.48%
Ratio of net expenses before voluntary waivers to average net assets	8.46%	9.30%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.49%	2.68%
Ratio of interest and other debt expenses to average net assets	3.62%	5.80%
Ratio of net incentive fees to average net assets	0.73%	—
Ratio of total expenses to average net assets	8.83%	9.46%
Ratio of net investment income to average net assets	14.81%	11.80%
Portfolio turnover	33%	12%

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

On November 4, 2021, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 27, 2022 to holders of record as of December 31, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2021, we originated more than $5.44 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

During the third quarter of 2021, the spike in infections from the spread of the Delta variant put heightened focus on efforts to increase vaccination rates in order to make further progress against the virus. Although the global recovery continued to progress, the rising number of infections had the effect of tempering the pace of growth. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results are highly uncertain and cannot be predicted. Economies around the world continue to be susceptible to potential adverse developments related to the pandemic, such as additional waves of infection, a worsening of supply chain constraints and an intensification of inflationary pressures.

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

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the COVID-19 pandemic. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Goldman Sachs remains focused on facilitating the safe return of its employees to their offices, as circumstances permit, and employees in a number of their locations around the world have returned to the office in some capacity, including a majority of employees in the U.S. Given that the situation regarding COVID-19 varies geographically, Goldman Sachs’s approach to transitioning back to the office is tailored to each location, and it evolves as the specific conditions and requirements of each location change. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,596.09	$2,622.90	$2,489.28	$2,526.97
First Lien/Last-Out Unitranche	157.33	162.18	138.96	143.23
Second Lien/Senior Secured Debt	281.06	274.34	458.92	457.73
Unsecured Debt	2.49	1.81	1.05	0.33
Preferred Stock	16.75	20.17	19.87	48.08
Common Stock	68.84	30.64	73.74	65.40
Warrants	0.76	0.08	0.76	1.03
Total Investments	$3,123.32	$3,112.12	$3,182.58	$3,242.77

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.3%	8.3%	8.3%	8.6%
First Lien/Last-Out Unitranche(2) (3)	9.3	9.0	9.3	9.4
Second Lien/Senior Secured Debt(2)	10.0	10.2	10.4	10.7
Unsecured Debt(2)	8.1	11.2	0.0	0.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.3%	8.4%	8.4%	8.6%

(1)	The weighted average yield at amortized cost of our portfolio excludes the purchase discount and amortization related to the Merger and does not represent the total return to our stockholders.
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

As of September 30, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 8.3% and 8.4%, as compared to 8.4% and 8.6%, as of December 31, 2020. Within Unsecured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by the exchange of our First Lien/Senior Secured Debt investment in ATX Networks Corp. for First Lien/Senior Secured Debt, Unsecured Debt and Common Stock.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

	As of
	September 30, 2021	December 31, 2020
Number of portfolio companies	111	123
Percentage of performing debt bearing a floating rate(1)	99.3%	99.1%
Percentage of performing debt bearing a fixed rate(1)(2)	0.7%	0.9%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.6%	8.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.5%	8.9%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	6.0x
Weighted average interest coverage(4)	2.5x	2.6x
Median EBITDA(4)	$39.28 million	$34.20 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 37.4% and 33.1%, of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$72.21	2.3%	$64.15	2.0%
Grade 2	2,869.42	92.2	2,822.45	87.0
Grade 3	165.58	5.3	353.16	10.9
Grade 4	4.91	0.2	3.01	0.1
Total Investments	$3,112.12	100.0%	$3,242.77	100.0%

The decrease in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $115.01 million being upgraded to a grade 2 investment performance rating due to financial improvement and an investment with an aggregate fair value of $30.80 million being upgraded to a grade 1 investment performance rating due to a potential exit.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,102.93	99.3%	$3,160.47	99.3%
Non-accrual	20.39	0.7	22.11	0.7
Total Investments	$3,123.32	100.0%	$3,182.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2021	September 30, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$633.36	$11.56
First Lien/Last-Out Unitranche	24.50	—
Second Lien/Senior Secured Debt	8.25	—
Preferred Stock	—	0.02
Common Stock	4.57	—
Total	$670.68	$11.58
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$502.94	$24.53
First Lien/Last-Out Unitranche	0.04	0.12
Second Lien/Senior Secured Debt	120.15	—
Preferred Stock	34.44	—
Common Stock	14.08	—
Total	$671.65	$24.65
Net increase (decrease) in portfolio	$(0.97)	$(13.07)
Number of new portfolio companies with new investment commitments	10	4
Total new investment commitment amount in new portfolio companies	$312.21	$1.93
Average new investment commitment amount in new portfolio companies	$31.22	$0.48
Number of existing portfolio companies with new investment commitments	17	1
Total new investment commitment amount in existing portfolio companies	$358.47	$9.65
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.9
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(4)	7.7%	8.6%
Weighted average yield on new investment commitments(5)	7.6%	8.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.6%	7.0%
Weighted average yield on investments sold or repaid(7)	7.0%	7.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Total investment income	$96.68	$31.45	$263.22	$94.03
Net expenses	32.05	12.88	82.20	38.28
Net investment income before taxes	64.63	18.57	181.02	55.75
Income tax expense, including excise tax	0.30	0.37	0.93	1.19
Net investment income after taxes	64.33	18.20	180.09	54.56
Net realized gain (loss) on investments	34.31	(35.98)	40.54	(47.51)
Net unrealized appreciation (depreciation) on investments	(62.06)	51.94	(71.38)	(1.96)
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	1.53	(1.71)	4.52	(1.70)
Net realized and unrealized gains (losses)	(26.22)	14.25	(26.32)	(51.17)
Income tax (provision) benefit for realized and unrealized gains	(0.08)	(0.01)	(0.30)	0.09
Net increase in net assets from operations	$38.03	$32.44	$153.47	$3.48

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Net investment income after taxes	$64.33	$18.20	$180.09	$54.56
Less: Purchase discount amortization	15.49	—	34.02	—
Adjusted net investment income after taxes	$48.84	$18.20	$146.07	$54.56

Net realized and unrealized gains (losses)	$(26.22)	$14.25	$(26.32)	$(51.17)
Add: Net change in unrealized appreciation due to the purchase discount	15.49	—	34.42	—
Add: Realized gain due to the purchase discount	—	—	(0.40)	—
Adjusted net realized and unrealized gains (losses)	$(10.73)	$14.25	$7.70	$(51.17)

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Interest	$90.18	$28.61	$246.92	$87.48
Dividend income	0.09	0.03	0.92	0.08
Payment-in-kind	5.31	1.65	12.66	4.78
Other income	1.10	1.16	2.72	1.69
Total Investment Income	$96.68	$31.45	$263.22	$94.03

In the table above:

•

Interest income from investments increased from $28.61 million for the three months ended September 30, 2020 to $90.18 million for the three months ended September 30, 2021. The increase is primarily driven from the interest-bearing investments acquired from the Merger and the amortization of the purchase discount from the Merger. Included in interest income for the three months ended September 30, 2021 and 2020 is $0.84 million and $0.46 million in prepayment premiums and $25.33 million and $0.17 million in accelerated accretion of upfront loan origination fees and unamortized discounts.

•

Interest income from investments increased from $87.48 million for the nine months ended September 30, 2020 to $246.92 million for the nine months ended September 30, 2021. The increase is primarily driven from the interest-bearing investments acquired from the Merger and the amortization of the purchase discount from the Merger. Included in interest income for the nine months ended September 30, 2021 and 2020 is $1.51 million and $0.56 million in prepayment premiums and 43.54 million and $0.78 million in accelerated accretion of upfront loan origination fees and unamortized discounts.

•

PIK income from investments increased from $1.65 million and $4.78 million for the three and nine months ended September 30, 2020 to $5.31 million and $12.66 million for the three and nine months ended September 30, 2021. The increase was due to the increase in the number of investments earning PIK income.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Interest and other debt expenses	$14.45	$8.89	$43.95	$26.90
Incentive fees	9.33	0.73	32.55	0.73
Management fees	7.96	3.62	24.24	10.90
Professional fees	0.73	0.55	2.26	1.89
Directors’ fees	0.23	0.14	0.70	0.42
Other general and administrative expenses	0.79	0.68	2.69	1.98
Total Expenses	$33.49	$14.61	$106.39	$42.82
Fee waivers	(1.44)	(1.73)	(24.19)	(4.54)
Net Expenses	$32.05	$12.88	$82.20	$38.28

In the table above:

•

Interest and other debt expenses increased from $8.89 million and $26.90 million for the three and nine months ended September 30, 2020 to $14.45 million and $43.95 million for the three and nine months ended September 30, 2021. The increase is primarily driven by the issuance of the 2026 Notes.

•

Net Management fees increased from $2.62 million and $7.09 million for the three and nine months ended September 30, 2020 to $7.96 million and $23.74 million for the three and nine months ended September 30, 2021. The increase was primarily as a result of an increase in our gross assets from the Merger.

•

Our Investment Adviser contractually waived Incentive fees by $4.54 million for the nine months ended September 30, 2021 and voluntarily waived Incentive fees by $1.44 million and $19.15 million for the three and nine months ended September 30, 2021 in connection with the Merger. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report. Incentive fees for the three and nine months ended September 30, 2020 were impacted by our Investment Adviser waiving Incentive fees permanently in connection with the Merger and net realized losses on certain portfolio companies.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Animal Supply Holdings, LLC	$—	$(35.98)	$—	$(35.98)
MPI Products LLC	—	—	—	(5.58)
Bolttech Mannings, Inc.	—	—	—	(4.70)
SMS Systems Maintenance Services, Inc.	—	—	—	(0.90)
MPI Engineered Technologies, LLC	—	—	(0.01)	(0.28)
Conergy Asia & ME Pte. LTD.	—	—	—	(0.21)
Wrike, Inc.	—	—	7.54	—
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	35.92	—	35.92	—
Other, net	(1.61)	—	(2.91)	0.14
Net realized gain (loss)	$34.31	$(35.98)	$40.54	$(47.51)

For the nine months ended September 30, 2021, net realized gains were primarily driven by our investments in two portfolio companies. In August 2021, we fully exited our preferred and common stock investments in CB-HDT Holdings, Inc. (dba Hunter Defense Technologies), which resulted in a realized gain of $35.92 million. In February 2021, we fully exited our common stock investment in Wrike, Inc., which resulted in a realized gain of $7.54 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Unrealized appreciation	$12.85	$60.50	$32.08	$49.70
Unrealized depreciation	(74.91)	(8.56)	(103.46)	(51.66)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(62.06)	$51.94	$(71.38)	$(1.96)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Portfolio Company:	($ in millions)
Convene 237 Park Avenue, LLC (dba Convene)	$2.31	$(3.98)
Picture Head Midco LLC	0.94	1.00
iCIMS, Inc.	0.90	0.69
ATX Networks Corp.	0.89	0.89
Chronicle Bidco Inc. (dba Lexitas)	0.66	0.98
Odyssey Logistics & Technology Corporation	0.58	3.50
PT Intermediate Holdings III, LLC (dba Parts Town)	0.39	1.67
Jill Acquisition LLC (dba J. Jill)	0.29	1.51
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.10	1.25
GK Holdings, Inc. (dba Global Knowledge)	—	1.58
Wrike, Inc.	—	(8.91)
Animal Supply Holdings, LLC	(2.12)	(9.41)
Gastro Health Holdco, LLC	(2.53)	(1.60)
SMB Shipping Logistics, LLC (dba Worldwide Express)	(2.78)	0.25
Integral Ad Science, Inc.	(3.00)	(2.09)
Chase Industries, Inc. (dba Senneca Holdings)	(5.65)	(5.84)
Other, net(1)	(17.88)	(16.71)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	(35.16)	(36.16)
Total	$(62.06)	$(71.38)

(1)

For the three and nine months ended September 30, 2021, other, net includes gross unrealized appreciation of $5.79 million and $18.76 million, respectively, and gross unrealized depreciation of $(23.67) million and $(35.47) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2021 was driven by the reversal of unrealized appreciation in connection with the aforementioned sale of CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) and the financial underperformance of Chase Industries, Inc. (dba Senneca Holdings).

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sales of CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) and Wrike, Inc., and the financial underperformance of Chase Industries, Inc. (dba Senneca Holdings) and Animal Supply Holdings, LLC.

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

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2020 was impacted by the COVID-19 pandemic. In addition, the net change in unrealized appreciation (depreciation) was driven by the reversal of unrealized depreciation in connection with the aforementioned exchange with Animal Supply Holdings, LLC, the financial improvement of CB-HDT Holdings, Inc. and Zep Inc, and the reversal of unrealized depreciation in connection with the aforementioned sale of MPI.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 199% and 198%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

There were no sales of our common stock during the three and nine months ended September 30, 2021 and 2020.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2021:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes	$155.00	$155.00	$—	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility(1)	$624.86	$—	$—	$624.86	$—

(1)

We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2021, we had outstanding borrowings denominated in USD of $581.07 million, in Euros (EUR) of 37.70 million, and Canadian Dollar (CAD) of 0.15 million.

Revolving Credit Facility

On September 19, 2013, we entered into a Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on October 3, 2014, November 3, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, November 20, 2020 and August 13, 2021.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250.00 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) LIBOR plus a margin of either (x) 2.00%, (y) 1.875%  (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain borrowing base conditions) or (ii) an alternative base rate, which is the highest of 0%, the Prime Rate, the Federal Funds Effective Rate plus 0.50% and overnight LIBOR plus 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain borrowing base conditions). Borrowings denominated in non-USD bear interest of LIBOR plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on LIBOR) plus, in the case of borrowings denominated in GBP only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, we may elect either LIBOR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on August 13, 2026.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$401.78	$242.91
Total	$401.78	$242.91

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

RECENT DEVELOPMENTS

On October 22, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 8, 2021. Joseph DiMaria has served as our Interim Chief Financial Officer and Interim Treasurer while we were seeking a permanent replacement, and Mr. DiMaria will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with us.

On November 4, 2021, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 27, 2022 to holders of record as of December 31, 2021.

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

As of September 30, 2021 and December 31, 2020, on a fair value basis, approximately 0.7% and 0.9% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.3% and 99.1% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes, 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$54.56	$(17.39)	$37.17
Up 200 basis points	28.94	(11.59)	17.35
Up 100 basis points	3.74	(5.80)	(2.06)
Up 75 basis points	0.59	(4.35)	(3.76)
Up 50 basis points	0.30	(2.90)	(2.60)
Up 25 basis points	0.15	(1.45)	(1.30)
Down 25 basis points	(0.06)	0.47	0.41
Down 50 basis points	(0.06)	0.47	0.41
Down 75 basis points	(0.06)	0.47	0.41
Down 100 basis points	(0.06)	0.47	0.41
Down 200 basis points	(0.06)	0.47	0.41
Down 300 basis points	(0.06)	0.47	0.41

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Eighth Amendment to Senior Secured Revolving Credit Agreement, dated as of August 13, 2021, among the Company, as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no.814-00998), filed on August 19, 2021).

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

GOLDMAN SACHS BDC, INC.

Date: November 4, 2021	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)