Form 10-K
period 2021-12-31
Goldman Sachs BDC, Inc.
filed 2022-02-24
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,861.34 million.

As of February 24, 2022, there were 101,885,413 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Goldman Sachs BDC, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

GOLDMAN SACHS BDC, INC.

Index to Annual Report on Form 10-K for

Year Ended December 31, 2021

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
•
the impact of inflation on our Portfolio Companies (as defined below);
•
the effect of global climate change on our Portfolio Companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “GS BDC,” “Company,” “we,” “us,” and “our,” mean Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to Group Inc., together with GS &Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), and Goldman Sachs Middle Market Lending Corp. II ("GS MMLC II")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2021, we originated more than $6.16 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans may carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or impossible under a loan with a full package of covenants. In the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

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

The Merger with Goldman Sachs Middle Market Lending Corp.

On October 12, 2020, we completed our merger with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. As a result of the Merger, we issued an aggregate of 61,037,311 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) to former GS MMLC stockholders. For more information about the Merger, see Note 13 “Merger with GS MMLC” to our consolidated financial statements included in this report.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2021
	Amortized Cost	Fair Value
	(in millions)
First Lien/Senior Secured Debt	$2,930.04	$2,945.37
First Lien/Last-Out Unitranche	157.77	162.53
Second Lien/Senior Secured Debt	295.53	283.52
Unsecured Debt	2.56	1.73
Preferred Stock	48.26	52.66
Common Stock	71.78	30.78
Warrants	1.85	1.85
Total Investments	$3,507.79	$3,478.44

As of December 31, 2021, our portfolio consisted of 314 investments in 121 portfolio companies across 38 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2021, were Software, Health Care Technology, Health Care Providers & Services and Diversified Financial Services, which represented 13.5%, 11.0%, 10.3% and 9.2%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2021 was United States 96.5%, Canada 3.0%, United Kingdom 0.5%.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	7.9%
First Lien/Last-Out Unitranche(2) (3)	9.5	9.1
Second Lien/Senior Secured Debt(2)	9.9	10.7
Unsecured Debt(2)	8.2	12.7
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	7.9%	8.0%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

December 31, 2021
Number of portfolio companies	121
Percentage of performing debt bearing a floating rate(1)	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.4%
Weighted average yield on debt and income producing investments, at fair value(3)	8.4%
Weighted average leverage (net debt/EBITDA)(4)	6.4x
Weighted average interest coverage(4)	2.5x
Median EBITDA(4)	$38.97 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 40.3% of total debt investments.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD". As of December 31, 2021, Group Inc. owned 6.37% of our common stock.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our board of directors (the “Board of Directors”), a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was composed of 39 investment professionals, as of December 31, 2021, all of whom are dedicated to our investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the us. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 20 years of experience in leveraged finance and private transactions.

Investment Committee

All investment decisions are made by the investment committee of GSAM Private Credit Group that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Brendan McGovern, Michael Mastropaolo, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Legal and Compliance divisions: Josh Bouaziz and Hristo Dimitrov. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The revenue-side members of the BDC Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice

The purpose of our BDC Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our BDC Investment Committee process is intended to bring the diverse experience and perspectives of our BDC Investment Committee’s members to the analysis and consideration of every investment. Our BDC Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our BDC Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

Effective on or about March 7, 2022, the BDC Investment Committee will consist of the following members: Alex Chi, Tom Connelly, Michael Mastropolo, David Miller, James Reynolds, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and David Pessah.

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

As of December 31, 2021, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 97.5% secured debt investments (89.4% in first lien debt (including 4.7% in first lien/last-out unitranche loans) and 8.1% in second lien debt), 0.0% in unsecured debt investments, 1.5% in preferred stock, 0.9% in common stock and 0.1% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS PMMC, GS MMLC (which was merged with us on October 12, 2020), and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as GS PMMC II and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

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
•
Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place for management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.
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

The Investment Adviser may integrate ESG risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our BDC Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the BDC Investment Committee. The members of the BDC Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the BDC Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS PMMC, GS PMMC II and GS MMLC II), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as GS PMMC II and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS PMMC II, GS MMLC II and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

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

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The GSAM Private Credit Group believes that there is an attractive investment environment for GSBD to provide loans to U.S. middle market companies.
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

1 Estimate for the second quarter of 2021 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/the-world-factbook/).

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.47 trillion in firmwide assets under supervision, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals. The firm, through GSAM and its affiliates, has portfolio management teams located around the world and its investment professionals bring firsthand knowledge of local markets to every investment decision. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers us a meaningful competitive advantage in the following ways:

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

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through any 10b5-1 plan we may adopt. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

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

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.”

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

For the year ended December 31, 2021, Management Fees amounted to $32.61 million, of which the Investment Adviser voluntarily agreed to waive $0.50 million. As of December 31, 2021, $8.37 million remained payable. For the year ended December 31, 2020, Management Fees amounted to $16.85 million, of which the Investment Adviser has voluntarily agreed to waive $3.81 million.

Incentive Fee

The incentive fee (the “Incentive Fee”) payable to our Investment Adviser consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not.

A portion of the Incentive Fee is based on our income and a portion is based on our capital gains, each as described below. Our Investment Adviser is entitled to receive the Incentive Fee based on income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” of 1.75%. For this purpose, the hurdle is computed by reference to our net asset value (“NAV”) and does not take into account changes in the market price of our common stock.

Beginning with the calendar quarter that commenced on January 1, 2015, the Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (such period, the “Trailing Twelve Quarters”). The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year by reference to an Annual Period (as defined below).

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

For the year ended December 31, 2021, Incentive Fees based on income amounted to $40.70 million. As of December 31, 2021, $0.76 million remained payable. For the year ended December 31, 2020, Incentive Fees based on income amounted to $35.85 million. For the years ended December 31, 2021 and December 31, 2020, we did not accrue any Incentive Fees based on capital gains.

In connection with the Merger, GSAM agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by us under the Investment Management Agreement by and between us and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that our net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the years ended December 31, 2021 and 2020, GSAM agreed to waive $4.54 million and $23.07 million of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $26.53 and $10.11 million of Incentive Fees for the years ended December 31, 2021 and 2020 attributable to the purchase discount resulting from the Merger.

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

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors determined at an in person meeting held on August 4, 2021, to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (i) the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser; (ii) the contractual terms of the Investment Management Agreement, including the structure of the Management Fee imposed on gross assets (excluding cash) and the Incentive Fee imposed on net investment income and capital gains; (iii) comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies; (iv) information about the services performed and the personnel performing such services under the Investment Management Agreement; (v) comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies; (vi) the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us; (vii) any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us; (viii) other potential benefits to us as a result of our relationship with the Investment Adviser; and (ix) such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2022.

For the year ended December 31, 2021, we paid our Investment Adviser a total of $41.21 million in fees, which consisted of $29.69 million in Management Fees and $11.52 million in Incentive Fees. For the year ended December 31, 2020, we paid our Investment Adviser a total of $12.60 million in fees, which consisted of $10.75 million in Management Fees and $1.85 million in Incentive Fees. Additionally, for the year ended December 31, 2020, we paid our Investment Adviser a total of $10.83 million in fees pursuant to GS MMLC’s investment management agreement with the Investment Adviser, which consisted of $4.16 million in Management Fees and $6.67 million in Incentive Fees, and which were assumed in the Merger. The investment advisory agreement between the Investment Adviser and GS MMLC was terminated in connection with the closing of the Merger.

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

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we are unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS PMMC, GS PMMC II and GS MMLC II. On January 4, 2017, the SEC granted GS PMMC and GS MMLC (which was merged with us on October 12, 2020) and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as GS PMMC II and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS PMMC, GS PMMC II, GS MMLC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

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
•
We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.
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
•
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
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
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.
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
•
Our Investment Adviser will be paid the Management Fee even if the value of stockholders' investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.
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

Our Portfolio Company Investments

•
Our investments are very risky and highly speculative.
•
Investing in middle-market companies involves a number of significant risks.
•
Many of our portfolio securities may not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
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
•
The effect of global climate change may impact the operations of our portfolio companies.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•
Inflation may adversely affect the business, results of operations and financial condition of our Portfolio Companies.
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
•
Purchases of our common stock pursuant to any 10b5-1 plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.
•
Purchases of our common stock by us under any 10b5-1 plan or otherwise may result in dilution to our NAV per share.
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

The COVID-19 pandemic has created disruptions in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, which may in the future adversely affect our financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19 and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted in 2021, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies', (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We are implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant additional annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS PMMC and GS MMLC (which was merged with us on October 12, 2020) and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as GS PMMC II and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS PMMC II, GS MMLC II and/or other funds managed by our Investment Adviser. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.

Group Inc. is a BHC under the BHCA is and therefore subject to supervision and regulation by the Federal Reserve. In addition, Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by, among other things, affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, Group Inc., us or other funds and accounts managed by our Investment Adviser and its affiliates. Group Inc. may seek to accomplish this result by causing GSAM to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of Group Inc.’s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

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

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our Investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the BDC Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS PMMC, GS PMMC II and GS MMLC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations ("CLOs"), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS PMMC, GS PMMC II and GS MMLC II or any other investment fund managed by our affiliates and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.

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

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its BDC Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and BDC Investment Committee team as GS PMMC, GS PMMC II and GS MMLC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS PMMC and GS MMLC (which was merged with us on October 12, 2020) and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as GS PMMC II and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Stockholders and do not involve overreaching of us or our Stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Stockholders and is consistent with our Board of Directors approved criteria. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS PMMC, GS PMMC II, GS MMLC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy currently provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.” In addition, the Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including GS PMMC, GS PMMC II and GS MMLC II or other BDCs) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including GS PMMC, GS PMMC II and GS MMLC II or other BDCs), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, our Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an Investment Adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the BDC Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS PMMC, GS PMMC II and GS MMLC II, and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(25.44)%	(14.40)%	(3.37)%	7.67%	18.71%

(1)

Based on (i) $3,563.29 million in total assets including debt issuance costs as of December 31, 2021, (ii) $1,873.72 million in outstanding indebtedness as of December 31, 2021, (iii) $1,614.40 million in net assets as of December 31, 2021 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2021, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.90%.

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

The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the Trailing Twelve Quarters. The effect of calculating the Incentive Fee using reference to the Trailing Twelve Quarters is that, in certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an Incentive Fee may still be paid to our Investment Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, our Investment Adviser would be entitled to an Incentive Fee whereas it would not have been entitled to an Incentive Fee if calculated solely on the basis of our performance for the applicable quarter.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns. Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS PMMC, GS PMMC II and GS MMLC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

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

Stockholders should note the matters discussed in “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs has influence, and may continue to exert influence, over our management and affairs and over most votes requiring stockholder approval.

Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2021, Group Inc. owned 6.37% of our outstanding common stock. GS & Co., a wholly owned subsidiary of Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with Group Inc. to below 25.0% of our outstanding common stock. Therefore, Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

Debt Investments that we make may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our Investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). On March 5 2021, the Financial Conduct Authority (“FCA”) and

ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings would cease after December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month U.S. dollar (USD) LIBOR. We expect that a substantial portion of our future floating rate Investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. In addition, we may need to renegotiate any credit agreements extending beyond June 2023 with our Portfolio Companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Our Revolving Credit Facility provides by its terms for the transition to a SOFR-based rate of interest. Upon this transition, amounts drawn under our Revolving Credit Facility may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Portfolio Company Investments

Our investments are very risky and highly speculative.

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, Health Care Technology, together with Health Care Providers & Services and Health Care Equipment & Supplies, represented 24.5% of our portfolio at fair value. Our investments in Health Care Technology, Health Care Providers & Services and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2021, Software represented 13.5% of our portfolio at fair value. Our investments in Software is subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Inflation may adversely affect the business, results of operations and financial condition of our Portfolio Companies.

Certain of our Portfolio Companies may be impacted by inflation. If such Portfolio Companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our Portfolio Companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale (including as a result of the conversion of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”) into common stock) or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 6.37% of our common stock as of December 31, 2021, Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

We may not be able to pay distributions to holders of our common stock or preferred stock, our distributions to holders of our common stock or preferred stock may not grow over time and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.

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

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

Purchases of our common stock pursuant to any 10b5-1 plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, commencing on a date to be determined by one or more of our officers. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under any 10b5-1 plan we may adopt or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under any 10b5-1 plan or otherwise may result in dilution to our NAV per share.

We are authorized to repurchase shares of common stock when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), including under any 10b5-1 plan we may adopt, commencing on a date to be determined by one or more of our officers. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases.

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

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2021, 2020 and 2019, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us. On February 23, 2022, the last reported closing sales price of our common stock on the NYSE was $20.23 per share, which represented a premium of approximately 27.6% to the NAV per share reported by us as of December 31, 2021.

		Closing Sales Price
	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distribution(3)
For the Year Ended December 31, 2021
Fourth Quarter	$15.86	$19.51	$18.49	23.0%	16.6%	$0.45
Third Quarter	$15.92	$19.88	$18.35	24.9%	15.3%	$0.45
Second Quarter	$16.05	$20.52	$18.90	27.9%	17.8%	$0.45
First Quarter	$16.00	$20.26	$17.54	26.6%	9.6%	$0.45
For the Year Ended December 31, 2020
Fourth Quarter	$15.91	$19.57	$14.95	23.0%	(6.0)%	$0.60	(4)
Third Quarter	$15.49	$16.35	$14.99	5.6%	(3.2)%	$0.45
Second Quarter	$15.14	$18.09	$11.40	19.5%	(24.7)%	$0.45
First Quarter	$14.72	$22.45	$8.38	52.5%	(43.1)%	$0.45
For the Year Ended December 31, 2019
Fourth Quarter	$16.75	$22.30	$19.25	33.1%	14.9%	$0.45
Third Quarter	$16.98	$20.70	$19.31	21.9%	13.7%	$0.45
Second Quarter	$17.21	$20.97	$18.71	21.8%	8.7%	$0.45
First Quarter	$17.25	$21.23	$18.75	23.1%	8.7%	$0.45
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

Please refer to “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 Significant Accounting Policies—Distributions” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risk Factors—Our Securities—We may not be able to pay distributions to holders of our common stock or preferred stock, distributions to holders of our common stock or preferred stock may not grow over time and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.”

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

The following table summarizes the distributions declared on shares of our common stock and shares distributed pursuant to the dividend reinvestment plan to stockholders who had not opted out of the dividend reinvestment plan:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45	69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05	7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45	65,213
November 4, 2021	December 31, 2021	January 27, 2022	$0.45	66,602
For the Year Ended December 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45	46,407
August 4, 2020	September 30, 2020	October 15, 2020	$0.45	49,015
November 4, 2020	December 31, 2020	January 15, 2021	$0.45	57,801

* In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

Holders

As of February 24, 2022, there were approximately 10 holders of record of our common stock (including Cede & Co.).

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 31, 2016 to December 31, 2021 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 31, 2016, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load (as a percentage of offering price)	None(1)
Offering expenses (as a percentage of offering price)	None(1)
Dividend reinvestment plan expenses(3)	None(2)
Total stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees(5)	2.01%
Incentive fees(6)	0.19%
Interest payments on borrowed funds(7)	2.89%
Other expenses(8)	1.29%
Total annual expenses	6.38%
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
(4)
“Net assets attributable to common stock” equals average net assets as of December 31, 2021.
(5)
Our management fee is calculated at (i) an annual rate of 1.00% (0.25% per quarter), of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. See “Item 1. Business —Management Agreements—Investment Management Agreement.” The management fee referenced in the table above is based on actual gross amounts incurred during the twelve months ended December 31, 2021.
(6)
The Incentive Fee payable to our Investment Adviser is based on our performance. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not. For more detailed information about the Incentive Fee, see “Item 1. Business —Management Agreements—Investment Management Agreement.” The Incentive Fee referenced in the table above is annualized based on actual net amounts incurred during the three months ended December 31, 2021.
(7)
Interest payments on borrowed funds represents borrowings under the $155.0 million of our 4.50% Convertible Notes due 2022 (the “Convertible Notes”), the $360.0 million aggregate principal amount of our 3.75% Notes due 2025 (the “2025 Notes”), and the $500.0 million of our 2.875% Notes due 2026 (the “2026 Notes”). In addition, interest payments on borrowed funds includes our interest expense based on borrowings under the Revolving Credit Facility for the twelve months ended December 31, 2021, which bore a weighted average interest rate of 2.00%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the Investment Company Act.
(8)
“Other expenses” includes overhead expenses, including payments under the administration agreement with our administrator (the “Administration Agreement”), and is annualized based on actual amounts incurred during the three months ended December 31, 2021. See “Item1. Business—Administration Agreement.”

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the Incentive Fee based on capital gains)	62	182	300	583
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the Incentive Fee based on capital gains)	72	212	348	674

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

Senior Securities

Information about our senior securities is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, as of December 31, 2021, is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility	(in thousands)
December 31, 2021	$858.72	$1,860.46	—	N/A
December 31, 2020	$629.38	$1,979.61	—	N/A
December 31, 2019	$618.41	$1,869.46	—	N/A
December 31, 2018	$509.42	$2,062.21	—	N/A
December 31, 2017	$431.25	$2,328.75	—	N/A
December 31, 2016	$387.75	$2,323.00	—	N/A
December 31, 2015	$419.00	$2,643.56	—	N/A
December 31, 2014	$350.00	$2,641.66	—	N/A
December 31, 2013	$—	N/A	—	N/A
December 31, 2012	$—	N/A	—	N/A
Convertible Notes due 2022
December 31, 2021	$155.00	$1,860.46	—	N/A
December 31, 2020	$155.00	$1,979.61	—	N/A
December 31, 2019	$155.00	$1,869.46	—	N/A
December 31, 2018	$155.00	$2,062.21	—	N/A
December 31, 2017	$115.00	$2,328.75	—	N/A
December 31, 2016	$115.00	$2,323.00	—	N/A
Unsecured Notes due 2025
December 31, 2021	$360.00	$1,860.46	—	N/A
December 31, 2020	$360.00	$1,979.61	—	N/A
Unsecured Notes due 2026
December 31, 2021	$500.00	$1,860.46	—	N/A
December 31, 2020	$500.00	$1,979.61	—	N/A
Foreign Currency Forward Contracts(5)
December 31, 2021	$2.48	$1,860.46	—	N/A
December 31, 2020	$4.38	$1,979.61	—	N/A
December 31, 2019	$4.23	$1,869.46	—	N/A
December 31, 2018	$3.90	$2,062.21	—	N/A
(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2021, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $4,064.89.
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
Not applicable because such senior securities are not registered for public trading.
(5)
We enter into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. The above table sets forth our net exposure to foreign currency forward contracts.

ITEM 6. [RESERVED].

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2021, we originated more than $6.16 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans may carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or impossible under a loan with a full package of covenants. In the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Impact of COVID-19 Pandemic

Infection rates in many parts of the world spiked toward the end of 2021 and into early 2022, as the highly transmissible Omicron variant emerged in the fourth quarter and spread rapidly, while the Delta variant also remained a concern. The surge of infections has led to a renewed emphasis globally on safety measures and restrictions, as well as a greater sense of urgency regarding the distribution of vaccine and vaccine boosters, and has created a greater degree of uncertainty regarding the prospects for economic growth in 2022.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly. Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. While the global economy continued on the path to recovery during 2021, it is vulnerable to the risk that the Omicron variant, or other possible variants, could impede the recovery going forward by precipitating adverse economic consequences, and we continue to closely monitor our exposures to industries that would be most negatively impacted by the COVID-19 pandemic.

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the COVID-19 pandemic. Goldman Sachs’ priority has been to safeguard its employees and to seek to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Goldman Sachs remains focused on ensuring that its employees are able to safely work from their offices, where circumstances permit. During 2021, Goldman Sachs made substantial progress in facilitating the safe return of its employees to their offices and its employees in a number of their locations around the world returned to the office to varying degrees. Given that the situation regarding COVID-19 is fluid and varies geographically, Goldman Sachs’s approach to transitioning back to the office is flexible and evolves as the specific conditions and requirements of each location change. For instance, in light of the rapid spread of the Omicron variant late in 2021, Goldman Sachs took the step of having the vast majority of its employees in the U.S., U.K. and in some of their other locations work remotely at the outset of 2022.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors.”

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,930.04	$2,945.37	$2,489.28	$2,526.97
First Lien/Last-Out Unitranche	157.77	162.53	138.96	143.23
Second Lien/Senior Secured Debt	295.53	283.52	458.92	457.73
Unsecured Debt	2.56	1.73	1.05	0.33
Preferred Stock	48.26	52.66	19.87	48.08
Common Stock	71.78	30.78	73.74	65.40
Warrants	1.85	1.85	0.76	1.03
Total Investments	$3,507.79	$3,478.44	$3,182.58	$3,242.77

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	7.9%	8.3%	8.6%
First Lien/Last-Out Unitranche(2) (3)	9.5	9.1	9.3	9.4
Second Lien/Senior Secured Debt(2)	9.9	10.7	10.4	10.7
Unsecured Debt(2)	8.2	12.7	0.0	0.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	7.9%	8.0%	8.4%	8.6%

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

As of December 31, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 7.9% and 8.0%, as compared to 8.4% and 8.6%, as of December 31, 2020. Within Unsecured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by the exchange of our First Lien/Senior Secured Debt investment in ATX Networks Corp. for First Lien/Senior Secured Debt, Unsecured Debt and Common Stock.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

	As of
	December 31, 2021	December 31, 2020
Number of portfolio companies	121	123
Percentage of performing debt bearing a floating rate(1)	99.4%	99.1%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.9%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.4%	8.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.4%	8.9%
Weighted average leverage (net debt/EBITDA)(4)	6.4x	6.0x
Weighted average interest coverage(4)	2.5x	2.6x
Median EBITDA(4)	$38.97 million	$34.20 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 40.3% and 33.1%, of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$64.15	2.0%
Grade 2	3,301.85	94.9	2,822.45	87.0
Grade 3	115.24	3.3	353.16	10.9
Grade 4	61.35	1.8	3.01	0.1
Total Investments	$3,478.44	100.0%	$3,242.77	100.0%

The decrease in investments with a grade 1 investment performance rating was driven by the repayment of investments with an aggregate fair value of $64.15 million. The decrease in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $113.13 million being upgraded to a grade 2 investment performance rating due to financial improvement, an investment with a fair value of $6.72 million being upgraded to grade 2 investment performance rating due to restructure, a repayment of an investment with an aggregate fair value of $55.50 million and downgrade of investments with an aggregate fair value of $61.35 million to a grade 4 investment performance rating.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,418.82	97.5%	$3,160.47	99.3%
Non-accrual	88.97	2.5	22.11	0.7
Total Investments	$3,507.79	100.0%	$3,182.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2021	2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,841.45	$507.09
First Lien/Last-Out Unitranche	31.14	9.01
Second Lien/Senior Secured Debt	29.13	1.45
Preferred Stock	39.19	0.04
Common Stock	9.45	—
Warrants	1.85	—
Total	$1,952.21	$517.59
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$1,209.87	$260.04
First Lien/Last-Out Unitranche	14.52	0.47
Second Lien/Senior Secured Debt	209.10	59.30
Unsecured Debt	—	7.04
Preferred Stock	34.44	15.40
Common Stock	31.40	—
Total	$1,499.33	$342.25
Net increase (decrease) in portfolio	$452.88	$175.34
Number of new portfolio companies with new investment commitments	33	23
Total new investment commitment amount in new portfolio companies	$1,211.54	$406.48
Average new investment commitment amount in new portfolio companies	$36.71	$17.67
Number of existing portfolio companies with new investment commitments	37	10
Total new investment commitment amount in existing portfolio companies	$740.67	$111.11
Weighted average remaining term for new investment commitments (in years)(2)	5.2	5.3
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.9%	8.0%
Weighted average yield on new investment commitments(5)	7.7%	8.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.5%	7.9%
Weighted average yield on investments sold or repaid(7)	7.2%	7.5%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2020 and 2019 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2020.

Our operating results were as follows:

	For the Years Ended December 31,
	2021	2020
	(in millions)
Total investment income	$346.98	$172.96
Net expenses	108.32	61.63
Net investment income before taxes	238.66	111.33
Income tax expense, including excise tax	1.28	1.43
Net investment income after taxes	237.38	109.90
Net realized gain (loss) on investments	39.79	(43.75)
Net unrealized appreciation (depreciation) on investments	(89.53)	115.78
Net realized and unrealized gain (losses) on forward contracts, translations and transactions	5.15	(5.81)
Net realized and unrealized gains (losses)	(44.59)	66.22
Income tax (provision) benefit for realized and unrealized gains	(0.36)	(0.01)
Net increase in net assets from operations	$192.43	$176.11

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

As a supplement to our financial results reported in accordance with GAAP, we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase discount and the ongoing amortization thereof, as determined in accordance with GAAP. The non-GAAP financial measures include (i) Adjusted net investment income after taxes; (ii) Adjusted net realized and unrealized gains (losses); and iii) Adjusted net increase in net assets from operations. We believe that the adjustment to exclude the full effect of the purchase discount is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

	For the Years Ended December 31,
	2021	2020
	(in millions)
Net investment income after taxes	$237.38	$109.90
Less: Purchase discount amortization	42.45	10.11
Adjusted net investment income after taxes	$194.93	$99.79

Net realized and unrealized gains (losses)	$(44.59)	$66.22
Less: Net change in unrealized appreciation (depreciation) due to the purchase discount	(42.85)	73.41
Less: Realized gain (loss) due to the purchase discount	0.40	0.44
Adjusted net realized and unrealized gains (losses)	$(2.14)	$(7.63)

Net increase in net assets from operations	$192.43	$176.11
Less: Purchase discount amortization	42.45	10.11
Less: Net change in unrealized appreciation (depreciation) due to the discount	(42.85)	73.41
Less: Realized gain (loss) due to the purchase discount	0.40	0.44
Adjusted net increase in net assets from operations	$192.43	$92.15

Investment Income

	For the Years Ended December 31,
	2021	2020
	(in millions)
Interest	$326.03	$162.77
Dividend income	1.00	0.20
Payment-in-kind	16.08	7.60
Other income	3.87	2.39
Total Investment Income	$346.98	$172.96

In the table above:

•
Interest income from investments increased from $162.77 million for the year ended December 31, 2020 to $326.03 million for the year ended December 31, 2021. The increase is driven from the interest-bearing investments acquired from the Merger and the associated amortization of the purchase discount, and an increase in the size of our portfolio. The amortized cost of the portfolio increased from $3,182.58 million as of December 31, 2020 to $3,507.79 million as of December 31, 2021. Included in interest income for the years ended December 31, 2021 and 2020 is $3.22 million and $1.82 million in prepayment premiums and $54.47 million and $9.49 million in accelerated accretion of upfront loan origination fees and unamortized discounts.
•
PIK income from investments increased from $7.60 million for the year ended December 31, 2020 to $16.08 million the year ended December 31, 2021. The increase was due to the increase in the number of investments earning PIK income.

Expenses

	For the Years Ended December 31,
	2021	2020
	(in millions)
Interest and other debt expenses	$58.99	$39.90
Incentive fees	40.70	35.85
Management fees	32.61	16.85
Professional fees	3.26	2.51
Directors’ fees	0.93	0.64
Other general and administrative expenses	3.41	2.87
Total Expenses	$139.90	$98.62
Fee waivers	(31.58)	(36.99)
Net Expenses	$108.32	$61.63

In the table above:

•
Interest and other debt expenses increased from $39.90 million for the year ended December 31, 2020 to $58.99 million for the year ended December 31, 2021. The increase is primarily driven by the issuance of the 2026 Notes.
•
Net Management fees increased from $13.04 million for the year ended December 31, 2020 to $32.11 million for the year ended December 31, 2021. The increase was primarily as a result of an increase in our gross assets from the Merger. Our Investment Adviser voluntarily waived Management fees by $0.50 million for the year ended December 31, 2021.
•
Net Incentive fees increased from $2.67 million for the year ended December 31, 2020 to $9.62 million for the year ended December 31, 2021. The increase is primarily driven by the increase in investment income. Our Investment Adviser contractually waived Incentive fees by $4.55 million for the year ended December 31, 2021 and voluntarily waived Incentive fees by $26.53 million for the year ended December 31, 2021 in connection with the Merger. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report. Incentive fees for the year ended December 31, 2020 were impacted by our Investment Adviser contractually waiving Incentive fees by $23.07, voluntarily waiving Incentive fees by $10.11 in connection with the Merger and net realized losses on certain portfolio companies.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2021	2020
	(in millions)
Accuity Delivery Systems, LLC	$—	$3.76
Bolttech Mannings, Inc.	—	(4.70)
MPI Products LLC	—	(5.58)
Animal Supply Holdings, LLC	(0.76)	(35.98)
Wrike, Inc.	7.54	—
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	35.92	—
Other, net	(2.91)	(1.25)
Net realized gain (loss) on investments	$39.79	$(43.75)

For the year ended December 31, 2021, net realized gains were primarily driven by our investments in two portfolio companies. In August 2021, we fully exited our preferred and common stock investments in CB-HDT Holdings, Inc. (dba Hunter Defense Technologies), which resulted in a realized gain of $35.92 million. In February 2021, we fully exited our common stock investment in Wrike, Inc., which resulted in a realized gain of $7.54 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Years Ended December 31,
	2021	2020
	($ in millions)
Unrealized appreciation	$34.10	$140.10
Unrealized depreciation	(123.63)	(24.32)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(89.53)	$115.78

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2021
Portfolio Company:	($ in millions)
Odyssey Logistics & Technology Corporation	$3.25
Picture Head Midco LLC	1.92
CloudBees, Inc.	1.81
Jill Acquisition LLC (dba J. Jill)	1.68
GK Holdings, Inc. (dba Global Knowledge)	1.58
Bolttech Mannings, Inc.	(6.41)
Chase Industries, Inc. (dba Senneca Holdings)	(7.73)
Animal Supply Holdings, LLC	(8.73)
Wrike, Inc.	(8.91)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	(36.16)
Other, net(1)	(31.83)
Total	$(89.53)

(1)
For the year ended December 31, 2021, other, net includes gross unrealized appreciation of $23.87 million and gross unrealized depreciation of $(55.70) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sales of CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) and Wrike, Inc., and the financial underperformance of Animal Supply Holdings, LLC, Chase Industries, Inc. (dba Senneca Holdings) and Bolttech Mannings, Inc..

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

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2020 included $73.41 of net unrealized appreciation due to the purchase discount from the Merger across 88 portfolio companies that were acquired. Generally, our investments continued to improve from the impact by the COVID-19 pandemic. Businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.” In addition, the net change in unrealized appreciation (depreciation) was driven by the financial improvement of CB-HDT Holdings, Inc. and Zep Inc..

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 186% and 198%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

There were no equity issuances of our common stock during the year ended December 31, 2021. On October 12, 2020, in connection with the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders.

Common Stock Repurchase Plans

In February 2019, our Board of Directors approved a 10b5-1 plan (the “2019 10b5-1 Plan”), which provided for us to repurchase of up to $25.00 million of shares of our common stock if the stock traded below the most recently announced NAV per share, subject to limitations. The 2019 10b5-1 Plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020. We did not repurchase any of our common stock pursuant to the 2019 10b5-1 Plan or otherwise.

In November 2020, our Board of Directors authorized the adoption of a new common stock repurchase plan (the “2020 10b5-1 Plan”), which provided for us to repurchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to limitations. The 2020 10b5-1 Plan was adopted and took effect on November 9, 2020. The 2020 10b5-1 Plan expired on November 9, 2021. We did not repurchase any of our common stock pursuant to the 2020 10b5-1 Plan or otherwise.

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through any 10b5-1 plan we may adopt. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2021:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes	$155.00	$155.00	$—	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility(1)	$858.72	$—	$—	$858.72	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2021, we had outstanding borrowings denominated in USD of $799.57 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 11.90 million and Canadian Dollar (CAD) of 0.15 million.

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

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of unsecured notes. The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt – 2025 Notes” to our consolidated financial statements included in this report.

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of unsecured notes. The 2026 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt – 2026 Notes” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$441.79	$242.91
Total	$441.79	$242.91

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

RECENT DEVELOPMENTS

On December 14, 2021, Brendan McGovern notified us of his intention to retire from his position as Chief Executive Officer and President of the Company effective on or about March 7, 2022, or such earlier date as our board directors may determine. Mr. McGovern’s retirement is not the result of any disagreement with us. On December 16, 2021, our Board of Directors appointed Alex Chi and David Miller as co-Chief Executive Officers and co-Presidents, effective on or about March 7, 2022, or such earlier date as our Board of Directors may determine.

On February 23, 2022, Jon Yoder resigned as Chief Operating Officer of the Company, effective March 7, 2022. Mr. Yoder also resigned as Chief Operating Officer of GS PMMC, GS PMMC II, and GS MMLC II, in each case effective March 7, 2022. Mr. Yoder’s resignation is not the result of any disagreement with the Company. On February 23, 2022, our Board of Directors appointed Gabriella N. Skirnick as Chief Operating Officer of the Company, effective on March 7, 2022.

On February 23, 2022, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 27, 2022 to holders of record as of March 31, 2022.

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

As of December 31, 2021 and December 31, 2020, on a fair value basis, approximately 0.6% and 0.9% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.1% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes, 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$60.22	$(23.90)	$36.32
Up 200 basis points	32.90	(15.93)	16.97
Up 100 basis points	5.93	(7.97)	(2.04)
Up 75 basis points	0.98	(5.97)	(4.99)
Up 50 basis points	0.30	(3.98)	(3.68)
Up 25 basis points	0.15	(1.99)	(1.84)
Down 25 basis points	(0.09)	0.81	0.72
Down 50 basis points	(0.10)	0.81	0.71
Down 75 basis points	(0.10)	0.81	0.71
Down 100 basis points	(0.11)	0.81	0.70
Down 200 basis points	(0.11)	0.81	0.70
Down 300 basis points	(0.11)	0.81	0.70

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

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2019, 2018, 2017, 2016, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, appearing on page 60, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian, agent banks, portfolio company investees, and brokers; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Debt Investments Developed Using Significant Unobservable Inputs Utilized in the Income Approach

As described in Note 5 to the consolidated financial statements, the Company held $3,271 million of total level 3 investments at fair value as of December 31, 2021, with debt investments representing approximately 97% of this total. For $2,613 million or 82% of those level 3 debt investments, the fair values were determined by management using the income approach. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2022

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs Private Middle Market Credit II LLC, and

Goldman Sachs Middle Market Lending Corp. II

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,416,195 and $3,089,481)	$3,427,249	$3,135,745
Non-controlled affiliated investments (cost of $58,221 and $64,699)	32,819	87,211
Controlled affiliated investments (cost of $33,374 and $28,400)	18,375	19,810
Total investments, at fair value (cost of $3,507,790 and $3,182,580)	$3,478,443	$3,242,766
Cash	33,764	32,137
Receivable for investments sold	89	2,600
Unrealized appreciation on foreign currency forward contracts	100	—
Interest and dividends receivable	23,278	21,593
Deferred financing costs	12,631	11,350
Other assets	2,686	1,916
Total assets	$3,550,991	$3,312,362
Liabilities
Debt (net of debt issuance costs of $12,296 and $17,323)	$1,861,426	$1,627,060
Interest and other debt expenses payable	14,936	10,163
Management fees payable	8,370	5,945
Incentive fees payable	760	2,665
Distribution payable	45,818	45,690
Unrealized depreciation on foreign currency forward contracts	—	355
Accrued expenses and other liabilities	5,281	5,343
Total liabilities	$1,936,591	$1,697,221
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 101,818,811 and 101,534,370 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	102	102
Paid-in capital in excess of par	1,670,742	1,621,813
Distributable earnings	(55,023)	(5,353)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,614,400	$1,615,141
Total liabilities and net assets	$3,550,991	$3,312,362
Net asset value per share	$15.86	$15.91

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$325,559	$157,610	$133,550
Payment-in-kind	13,914	4,864	1,052
Other income	3,873	1,081	2,527
From non-controlled affiliated investments:
Dividend income	996	198	178
Interest income	378	4,931	2,766
Payment-in-kind	774	1,127	1,107
Other income	—	1,311	49
From controlled affiliated investments:
Payment-in-kind	1,392	1,605	2,311
Interest income	94	232	271
Dividend income	—	—	3,450
Total investment income	$346,980	$172,959	$147,261
Expenses:
Interest and other debt expenses	$58,988	$39,900	$36,313
Incentive fees	40,697	35,845	9,220
Management fees	32,611	16,846	14,696
Professional fees	3,259	2,512	2,954
Directors’ fees	934	640	465
Other general and administrative expenses	3,411	2,877	2,469
Total expenses	$139,900	$98,620	$66,117
Fee waivers	(31,578)	(36,986)	(394)
Net expenses	$108,322	$61,634	$65,723
Net investment income before taxes	$238,658	$111,325	$81,538
Income tax expense, including excise tax	$1,283	$1,429	$1,819
Net investment income after taxes	$237,375	$109,896	$79,719
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$4,627	$(6,611)	$(31,278)
Non-controlled affiliated investments	35,160	3,545	(7,226)
Controlled affiliated investments	—	(40,688)	(629)
Foreign currency forward contracts	(234)	82	151
Foreign currency and other transactions	304	63	(47)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(35,210)	86,400	(13,530)
Non-controlled affiliated investments	(47,914)	23,391	16,731
Controlled affiliated investments	(6,409)	5,990	(8,682)
Foreign currency forward contracts	455	(388)	(57)
Foreign currency translations and other transactions	4,629	(5,563)	823
Net realized and unrealized gains (losses)	$(44,592)	$66,221	$(43,744)
(Provision) benefit for taxes on realized gain/loss on investments	53	(96)	121
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(409)	92	52
Net increase in net assets from operations	$192,427	$176,113	$36,148
Weighted average shares outstanding	101,691,076	53,940,573	40,313,662
Net investment income per share (basic and diluted)	$2.33	$2.04	$1.98
Earnings per share (basic and diluted)	$1.89	$3.26	$0.90

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Net assets at beginning of period	$1,615,141	$676,125	$709,892
Increase (decrease) in net assets from operations:
Net investment income	$237,375	$109,896	$79,719
Net realized gain (loss)	39,857	(43,609)	(39,029)
Net change in unrealized appreciation (depreciation)	(84,449)	109,830	(4,715)
(Provision) benefit for taxes on realized gain/loss on investments	53	(96)	121
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(409)	92	52
Net increase in net assets from operations	$192,427	$176,113	$36,148
Distributions to stockholders from:
Distributable earnings	$(198,332)	$(100,254)	$(72,574)
Total distributions to stockholders	$(198,332)	$(100,254)	$(72,574)
Capital transactions:
Issuance of common stock	$—	$861,031	$—
Reinvestment of stockholder distributions	5,164	2,126	2,659
Net increase in net assets from capital transactions	$5,164	$863,157	$2,659
Total increase (decrease) in net assets	$(741)	$939,016	$(33,767)
Net assets at end of period	$1,614,400	$1,615,141	$676,125
Distributions per share	$1.95	$1.80	$1.80

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase in net assets from operations:	$192,427	$176,113	$36,148
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,717,222)	(443,161)	(700,375)
Payment-in-kind interest capitalized	(17,148)	(6,619)	(4,321)
Proceeds from sales of investments and principal repayments	1,537,804	362,738	579,005
Dissolution of Senior Credit Fund, LLC	—	—	9,822
Net realized (gain) loss	(40,485)	43,754	39,140
Net change in unrealized (appreciation) depreciation on investments	89,533	(115,781)	5,481
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(244)	333	47
Amortization of premium and accretion of discount, net	(88,159)	(22,154)	(7,560)
Amortization of deferred financing and debt issuance costs	7,338	4,690	2,638
Amortization of original issue discount on convertible notes	469	446	424
Cash acquired in merger	—	177,576	—
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	2,511	(2,164)	(46)
(Increase) decrease in interest and dividends receivable	(1,685)	(1,950)	3,817
(Increase) decrease in other assets	(770)	(1,300)	(921)
Increase (decrease) in interest and other debt expenses payable	5,317	6,426	(45)
Increase (decrease) in management fees payable	2,425	(1,867)	219
Increase (decrease) in incentive fees payable	(1,905)	(5,857)	1,850
Increase (decrease) in directors’ fees payable	—	(12)	—
Increase (decrease) in accrued expenses and other liabilities	(62)	(5,428)	(594)
Net cash provided by (used for) operating activities	$(29,856)	$165,783	$(35,271)
Cash flows from financing activities:
Offering costs paid	$—	$—	$(85)
Distributions paid	(193,040)	(145,603)	(69,852)
Deferred financing and debt issuance costs paid	(4,605)	(24,781)	(494)
Borrowings on debt	1,127,532	1,289,450	560,588
Repayments of debt	(898,193)	(1,262,176)	(451,600)
Net cash provided by (used for) financing activities	$31,694	$(143,110)	$38,557
Net increase (decrease) in cash	1,838	22,673	3,286
Effect of foreign exchange rate changes on cash and cash equivalents	(211)	55	10
Cash, beginning of period	32,137	9,409	6,113
Cash, end of period	$33,764	$32,137	$9,409
Supplemental and non-cash activities
Interest expense paid	$41,888	$27,207	$32,415
Accrued but unpaid excise tax expense	$1,356	$1,638	$1,979
Accrued but unpaid distributions	$45,818	$45,690	$18,165
Reinvestment of stockholder distributions	$5,164	$2,126	$2,659
Non-cash purchases of investments	$9,469	$(1,670,802)	$(287,664)
Non-cash sales of investments	$(9,469)	$63,499	$297,442
Issuance of shares in connection with the Merger(1)	$—	$861,031	$—

(1)
On October 12, 2020, in connection with the Merger (as defined in Note 1 "Organization"), the Company acquired net assets of $950,161 for the total stock consideration of $861,031, inclusive of $5,170 of transaction costs. Inclusive of the net assets acquired, the Company assumed $75,000 of distribution payable. For further details, refer to Note 13 "Merger with GS MMLC".

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 182.44%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.75%	L + 5.75%	1.00%	11/06/26		$9,336	$9,219	$9,196	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	7.20%	CDN P + 4.75%		11/06/26	CAD	139	109	108	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.75%	1.00%	11/06/26		1,151	(14)	(17)	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		13,982	13,928	13,912	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,129	2,045	2,118	(3)
A Place For Mom, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	02/10/26		8,661	8,657	8,488
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		16,388	16,024	16,593	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		1,220	156	198	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		3,046	(33)	38	(2) (3) (4)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		42,164	40,565	41,427	(2) (3)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25		3,268	(69)	(57)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24		5,115	5,098	2,992
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24		315	314	184
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		79,154	76,540	79,154	(2) (3)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		5,385	2,096	2,154	(2) (3) (4)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26		32,010	31,423	31,450	(2) (3)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26		4,570	1,197	1,200	(2) (3) (4)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	9.00%	L + 8.00%	1.00%	07/01/26		11,560	662	777	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	12/03/27		22,000	21,565	21,560	(2)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		16,517	16,290	16,311	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		4,160	2,234	2,215	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	10/19/27		43,991	43,135	43,111	(2)
Assembly Intermediate LLC	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	10/19/27		10,998	2,507	2,529	(2) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		4,399	(85)	(88)	(2) (4)
ATX Networks Corp.	Communications Equipment	8.50%	7.50% PIK	1.00%	09/01/26		4,463	4,463	4,129	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	5.75%	L + 4.50%	1.25%	09/11/23		7,054	7,026	6,878
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP	11,990	15,770	15,904	(1) (2)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	870	—	—	(1) (2) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	2,400	(64)	(65)	(1) (2) (4)
Broadway Technology, LLC	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26		25,904	25,473	25,645	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		26,562	25,563	26,429	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		1,462	1,455	1,455	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		1,229	1,213	1,223	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		551	530	548	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		439	423	437	(2) (3)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		1,344	(17)	(7)	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		3,257	(16)	(16)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27		18,669	18,484	18,482	(2)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27		5,026	(25)	(25)	(2) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		18,017	17,676	17,837	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		806	776	798	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		L + 6.50%	1.00%	10/01/25		180	(3)	(2)	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		19,830	19,285	19,582	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		3,441	3,307	3,398	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		2,017	937	934	(2) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment	7.50%	L + 6.50%	1.00%	12/31/27		31,415	30,787	30,787	(2)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27		3,140	(63)	(63)	(2) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		16,954	16,193	16,912	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		11,258	11,032	11,229	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		11,077	8,750	8,891	(2) (3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	$7,141	$6,819	$7,123	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(41)	(5)	(2) (3) (4)
CivicPlus LLC	Software	6.75%	L + 6.00%	0.75%	08/24/27	6,300	6,180	6,158	(2) (3)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	592	(11)	(13)	(2) (3) (4)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	2,960	(28)	(67)	(2) (3) (4)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	28,022	26,231	27,461	(2)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	12,900	(572)	—	(2) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	59,216	53,038	46,188	(2) (3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	17,408	15,534	13,578	(2) (3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 15.00%	1.50%	08/30/24	6,100	—	(122)	(2) (4)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	22,663	22,349	22,380	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services		L + 5.75%	1.00%	06/15/27	8,897	(61)	(111)	(2) (3) (4)
Cordeagle US Finco, Inc. (aka Condeco)	Software	7.75%	L + 6.75%	1.00%	07/30/27	15,993	15,691	15,673	(1) (2) (3)
Cordeagle US Finco, Inc. (aka Condeco)	Software		L + 6.75%	1.00%	07/30/27	9,230	—	—	(1) (2) (4)
Cordeagle US Finco, Inc. (aka Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,461	(46)	(49)	(1) (2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	8.00%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	24,980	22,711	20,421	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,687	(123)	(308)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/03/25	28,301	27,482	28,159	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/27/25	14,967	14,697	14,892	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	1.00%	10/03/25	2,170	(11)	(11)	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/28/28	21,615	21,200	21,183	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/28/28	7,408	2,182	2,127	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/26/27	1,711	(32)	(34)	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,062	42,884	43,658	(2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,602	23,661	24,786	(2) (3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(52)	23	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	7,019	6,590	6,862	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,497	1,460	1,463	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,376	1,313	1,345	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	560	547	548	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	930	485	500	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,476	10,054	10,371	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,928	4,852	4,878	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	4,514	4,418	4,469	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	1,498	1,565	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	8.00%	L + 7.00%	1.00%	05/03/27	39,908	39,175	39,209	(2) (3)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	3,620	(65)	(63)	(2) (3) (4)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	07/22/27	37,767	37,594	37,582	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	07/22/27	3,332	(15)	(16)	(2) (3) (4)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	11/17/26	34,330	33,826	33,815	(2)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	55,778	54,428	54,383	(2)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	21,973	7,515	7,602	(2) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	3,380	1,098	1,094	(2) (4)
Gainsight, Inc.	Software	7.50%	L + 6.75% PIK	0.75%	07/30/27	30,997	30,495	30,687	(2) (3)
Gainsight, Inc.	Software		L + 6.75%	0.75%	07/30/27	5,320	(87)	(53)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.50%	L + 6.50%	2.00%	06/24/25	14,850	14,612	14,702	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.50%	L + 6.50%	2.00%	06/24/25	2,606	2,564	2,580	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.50%	L + 6.50%	2.00%	06/24/25	1,880	598	608	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.50%	L + 6.50%	1.00%	01/29/27	29,367	28,720	29,220	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.00%	L + 6.00%	1.00%	01/29/27	3,800	2,239	2,276	(2) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	$2,583	$(33)	$(13)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	42,387	42,281	42,281	(2)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	4,710	(12)	(12)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	14,718	(18)	(18)	(2) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	22,452	22,178	22,340	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	982	454	462	(2) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/22/26	3,664	(9)	(18)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,357	6,321	5,912
HealthEdge Software, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/09/26	35,400	34,698	34,692	(2)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	5,030	—	—	(2) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	3,800	(75)	(76)	(2) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	9,500	(94)	(95)	(2) (4)
Heartland Home Services	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	14,998	7,583	7,540	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	19,181	18,889	18,989	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,903	7,756	7,824	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	157	174	(2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	10.75%	L + 9.75%	1.00%	07/13/23	40,045	38,015	38,644	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	10/15/27	24,357	23,884	23,869	(2)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,802	(54)	(56)	(2) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	15,292	(148)	(306)	(2) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	35,313	34,803	34,960	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	11,428	11,320	11,314	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,832	10,734	10,724	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,370	53,956	55,362	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(170)	(164)	(2) (3) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	70,139	72,489	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,911	13,350	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,480	4,531	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	53,489	51,395	53,355	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.75%	1.00%	04/02/25	4,400	(72)	(11)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/24	2,361	2,361	2,361	^ (3)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	5,844	5,801	5,138
Kawa Solar Holdings Limited	Construction & Engineering				12/31/22	3,917	3,603	1,328	^ (1) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/22	3,318	800	—	^ (1) (3) (6)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	86,856	87,678	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	5,110	1,979	1,967	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	7.75%	L + 6.75%	1.00%	12/16/27	15,397	15,014	15,012	(2)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals		L + 6.75%	1.00%	12/16/26	2,200	(55)	(55)	(2) (4)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	948	905	934	(2) (3)
Mervin Manufacturing, Inc.	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,668	10,667	10,561	(3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	10,348	10,143	10,141	(2)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	2,217	30	30	(2) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	66,304	65,032	64,978	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	6,913	6,778	6,774	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	5,923	628	622	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	23,457	22,440	23,362
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	217	217	216
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(31)	(7)	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	6,382	(14)	(26)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	17,253	16,913	16,908	(2)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	$17,452	$8,467	$8,552	(2) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,992	440	439	(2) (4)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	22,875	22,492	22,418	(2) (3)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	9,405	9,249	9,217	(2) (3)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	12,208	8,670	8,635	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	3,610	(62)	(72)	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	6,659	(66)	(133)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,862	3,854	3,282
Picture Head Midco LLC	Entertainment	7.75%	L + 6.75%	1.00%	08/31/23	45,766	43,318	44,850	(2) (3)
Pioneer Buyer I, LLC	Software	7.75%	L + 7.00% PIK	0.75%	11/01/28	24,016	23,551	23,536	(2)
Pioneer Buyer I, LLC	Software		L + 6.50%	0.75%	11/01/27	4,300	(84)	(86)	(2) (4)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	54,142	55,586	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	905	891	887	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	905	(7)	(18)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(176)	(156)	(2) (3) (4)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	75,915	74,532	74,396	(2) (3)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	5,100	(90)	(102)	(2) (3) (4)
Power Stop, LLC	Auto Components	4.60%	L + 4.50%		10/19/25	17,945	17,129	17,810	(2)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	18,823	18,464	18,447	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	10,175	2,608	2,493	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/27	3,052	492	488	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	27,277	25,990	26,868	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	7,616	7,504	7,502	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	6,155	6,062	6,062	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services		L + 6.00%	1.00%	01/02/25	5,778	(87)	(87)	(2) (3) (4)
Professional Physical Therapy	Health Care Providers & Services	9.00%	L + 8.00% (incl. 2.00% PIK)	1.00%	12/16/22	5,957	5,726	5,302	(3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	7.75%	L + 6.75%	1.00%	07/06/26	35,718	35,031	35,004	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	75	(1)	(1)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	18,948	18,628	18,948	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	7,752	7,603	7,752	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,445	(57)	—	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.25%	L + 5.50%	0.75%	11/01/28	23,020	22,793	22,790	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.25%	L + 5.50%	0.75%	11/01/28	1,414	1,401	1,400	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	0.75%	11/01/28	1,980	—	(20)	(2) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	593	570	591	(2) (3)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	399	243	248	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	21,953	21,013	21,788	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	1,663	1,643	1,650	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/21/25	4,094	(73)	(31)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.25%	L + 6.25%	1.00%	05/25/27	21,167	20,778	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,387	(61)	(59)	(1) (2) (3) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	28,204	26,355	26,653	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	2,019	1,883	1,908	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,011	943	955	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	15,600	15,329	15,366	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	2,514	2,465	2,476	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,500	(42)	(37)	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.75%	L + 6.75%	1.00%	07/02/27	41,043	40,449	40,530	(2) (3)
The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.75%	L + 6.75%	1.00%	07/02/27	$4,925	$1,407	$1,416	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	12,313	(88)	(154)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	20,622	8,501	8,474	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	4,076	4,025	4,035	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	342	336	339	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	111	(2)	(1)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	7.50%	L + 6.50%	1.00%	08/31/27	31,795	31,160	31,080	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	7.50%	L + 6.50%	1.00%	08/31/27	962	924	940	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 6.50%	1.00%	08/31/26	122	(2)	(3)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,393	27,911	28,109	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	9,014	8,859	8,924	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	7,227	7,098	7,155	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	7.61%	L + 5.75%	1.00%	11/30/26	4,541	1,378	1,408	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	5,018	(50)	(50)	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.00%	L + 7.00%	1.00%	08/02/27	828	790	806	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	26,327	25,116	25,932	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.31%	L + 5.75%	1.00%	08/15/25	4,565	1,951	1,986	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	7,921	1,286	1,244	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	39,531	38,918	39,531	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	14,686	(70)	—	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	5,057	4,963	4,956	(2) (3)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	2,517	2,471	2,467	(2) (3)
Total Vision LLC	Health Care Providers & Services		L + 5.50%	1.00%	07/15/26	1,270	(23)	(25)	(2) (3) (4)
Tronair Parent Inc.	Air Freight & Logistics	7.25%	L + 6.25% (incl. 0.50% PIK)	1.00%	09/08/23	6,382	6,338	5,651
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	21,873	21,499	21,654	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	7,596	6,933	6,950	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.25%	1.00%	12/21/26	3,023	(50)	(30)	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,463	29,897	31,305	(2)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	22,800	22,368	22,344	(2) (3)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	2,618	442	390	(2) (3) (4)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	2,181	(41)	(44)	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	28,174	27,780	27,751	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	4,718	1,798	1,792	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		L + 5.50%	0.75%	06/29/27	944	(13)	(14)	(2) (3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	24,060	24,874	(2) (3)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	730	759	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	5,534	—	—	(2) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	2,617	—	—	(2) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	20,000	19,653	20,000	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,600	(44)	—	(2) (3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	$17,519	$17,170	$17,169	(2)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	5,840	4,266	4,251	(2) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	2,340	(47)	(47)	(2) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	5,840	(58)	(117)	(2) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,983	15,400	(2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	3,700	3,641	3,700	(2) (3)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	21,740	20,891	21,305	(2) (3)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	1,894	1,864	1,856	(2) (3)
WSO2, Inc.	IT Services	8.50%	L + 7.50% (incl. 3.00% PIK)	1.00%	11/04/26	31,065	30,461	30,443	(2)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/31/23	62,025	60,548	62,025	(2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/31/23	3,874	(38)	—	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	35,480	34,818	34,859	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	27,870	27,340	27,382	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,757	(125)	(118)	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	9.00%	L + 8.00%	1.00%	12/21/26	50,230	48,951	49,100	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	1.00%	12/22/25	7,500	(179)	(169)	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							2,930,047	2,945,368
1st Lien/Last-Out Unitranche (7) - 10.07%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$38,967	$37,468	$38,870	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.75%	L + 6.75%	1.00%	02/28/24	25,000	24,554	24,563	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	22,863	21,758	22,806	(2) (3)
Doxim, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	6,734	6,607	6,649	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,229	5,122	5,268	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,918	3,849	3,947	(2) (3)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	58,410	60,429	(2) (3)
Total 1st Lien/Last-Out Unitranche							157,768	162,532
2nd Lien/Senior Secured Debt - 17.56%
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	$9,092	$8,649	$6,569	^ (3)
Bolttech Mannings, Inc.	Commercial Services & Supplies	8.17%	L + 8.00% PIK		11/20/22	18,577	18,489	17,648	^^ (3)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	12,150	9,714	1,701	(2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,150	—	—	(2) (3) (5)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.63%	L + 7.50%		07/31/25	17,000	15,796	16,660	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.25%	L + 7.50%	0.75%	07/31/25	13,890	13,620	13,612	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.70%	L + 7.50%		07/31/25	4,939	4,787	4,840	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.63%	L + 7.50%		07/31/25	4,300	3,996	4,214	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(3) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	29,200	27,881	28,908	(2) (3)
MPI Engineered Technologies, LLC	Auto Components	12.00%			07/15/25	14,428	14,428	12,841	(3)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	35,051	35,588	(2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	40,432	43,081	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,382	11,440	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	34,056	36,199	(2) (3)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	53,049	47,350	50,220	(2)
Total 2nd Lien/Senior Secured Debt							295,533	283,521
Unsecured Debt - 0.11%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK		09/01/28	$1,807	$1,503	$1,333	^ (1) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/22	1,266	1,055	400	^ (1) (3) (6)
Total Unsecured Debt							2,558	1,733

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.26%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$4,720	(2) (3) (6)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	12,901	(2) (6)
Foundation Software	Construction & Engineering		08/31/20	22	21	25	(2) (3) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	10,332	(2) (6)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	74,168	778	—	^ (1) (3) (5)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	40	(2) (3) (6)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,329	(2) (3) (6)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	12,432	(2) (3) (6)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,876	(2) (6)
Total Preferred Stock					48,258	52,655
Common Stock - 1.91%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$3,065	(2) (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (6)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	577	^ (1) (3) (6)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	309,142	14,885	727	^^ (3) (6)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	4,071	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,420	^^^ (1) (2) (3) (6)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	^ (1) (3) (6)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(2) (3) (6)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (6)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	25	(2) (3) (6)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	9	(2) (3) (6)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	5,235	^ (3) (6)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	18,869	56	362	(6)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	546	(2) (3) (6)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	322	(1) (6)
Total Vision LLC	Health Care Providers & Services		07/15/21	72,571	1,270	1,306	(2) (3) (6)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	2,908	2,908	3,057	(2) (3) (6)
WhiteWater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,340	(2) (6)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,326	(2) (3) (6)
Total Common Stock					71,777	30,784
Warrants - 0.11%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$1,850	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	147	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	30	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	1,406	—	—	(2) (3) (6)
Total Warrants					1,849	1,850
Total Investments - 215.46%					$3,507,790	$3,478,443

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except share and per share amounts)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L or S rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.58%, 0.34%, 0.21%, 0.15%, 0.10% and 0.08%, respectively. As of December 31, 2021, 3 month S was 0.05%, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021 the aggregate fair value of these securities is $154,694 or 4.36% of the Company’s total assets.

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

(5)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(6)	Non-income producing security.
(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $84,967 or 5.26% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 624	Euro 525	01/06/22	26
Bank of America, N.A.	U.S. Dollar 611	Euro 514	04/06/22	25
Bank of America, N.A.	U.S. Dollar 619	Euro 520	07/06/22	25
Bank of America, N.A.	U.S. Dollar 627	Euro 525	10/06/22	24
				$100

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 156.46%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$9,430	$9,292	$9,289	(1) (2)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26	1,260	(18)	(19)	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	14,556	14,465	14,483	(4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,216	2,075	2,205	(4)
A Place For Mom, Inc.	Diversified Consumer Services	4.75%	L + 3.75%	1.00%	08/10/24	8,752	8,746	8,052
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	30,561	28,977	30,026	(2) (4)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25	3,268	(77)	(57)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	4,748	4,726	3,988
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24	292	291	245
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	79,154	75,824	77,967	(2) (4)
Apptio, Inc.	IT Services		L + 7.25%	1.00%	01/10/25	5,385	(75)	(81)	(2) (3) (4)
Associations, Inc.	Real Estate Mgmt. & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	33,860	32,095	33,013	(2) (4)
Associations, Inc.	Real Estate Mgmt. & Development	8.00%	L + 7.00% (incl. 3.00% PIK)	1.00%	07/30/24	7,396	7,102	7,104	(2) (3) (4)
Associations, Inc.	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	07/30/24	1,422	1,348	1,387	(2) (4)
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	7,183	7,162	6,321
ATX Networks Corp.	Communications Equipment	8.75%	L + 7.75% (incl. 1.50% PIK)	1.00%	12/31/23	457	452	402
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.25%	L + 5.00%	1.00%	09/11/23	7,150	7,106	6,292
Barbri, Inc.	Diversified Consumer Services	5.00%	L + 4.00%	1.00%	12/01/23	6,243	6,227	5,931
BJH Holdings III Corp. (dba Jack’s Family Restaurants)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25	14,904	14,065	14,270	(2)
Blacksmith Applications, Inc.	Software	7.50%	L + 6.50%	1.00%	12/02/26	25,100	24,542	24,535	(2)
Blacksmith Applications, Inc.	Software		L + 6.50%	1.00%	12/02/26	2,000	(44)	(45)	(2) (3)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	10,953	10,478	10,871	(2) (4)
Brillio, LLC	IT Services	5.75%	L + 4.75%	1.00%	02/06/25	3,710	1,808	1,827	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	26,833	25,653	26,430	(2) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	556	532	548	(2) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	444	424	437	(2) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,232	(19)	(18)	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	1,344	(21)	(20)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	42,625	40,448	42,092	(2) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	11,175	11,003	11,035	(2) (4)
Businessolver.com, Inc.	Health Care Technology	8.50%	L + 7.50%	1.00%	05/15/23	6,394	6,066	6,314	(2) (4)
Businessolver.com, Inc.	Health Care Technology		L + 7.50%	1.00%	05/15/23	5,328	(101)	(67)	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	814	779	798	(2)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25	180	19	19	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	11,671	11,090	11,409	(2) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	3,476	3,303	3,398	(2) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	17,127	16,194	16,699	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,372	11,095	11,087	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,214	6,820	7,034	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	6,318	89	(7)	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(52)	(55)	(2) (3)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	33,186	31,844	32,854	(2) (4)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	2,561	609	615	(2) (3) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	9.00%	L + 7.50%	1.50%	08/30/24	52,200	46,177	41,760	(2) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	9.00%	L + 7.50%	1.50%	08/30/24	15,340	13,563	12,272	(2) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	$24,108	$21,328	$20,250	(2)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	1,687	1,534	1,417	(2)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	28,301	27,301	27,664	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	15,080	14,747	14,741	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	2,170	(14)	(49)	(2) (3) (4)
DDS USA Holding, Inc.	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/30/22	9,116	8,829	9,048	(2) (4)
DDS USA Holding, Inc.	Health Care Equipment & Supplies	7.06%	L + 5.75%	1.00%	06/30/22	7,807	7,561	7,749	(2) (4)
DDS USA Holding, Inc.	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/30/22	2,612	(16)	(20)	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€38,448	42,915	45,913	(2) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,851	23,683	24,292	(2) (4)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(66)	(70)	(2) (3) (4)
DocuTAP, Inc.	Health Care Technology	6.50%	L + 5.50%	1.00%	05/12/25	58,566	55,580	57,395	(2) (4)
E2open, LLC	Software	6.75%	L + 5.75%	1.00%	11/26/24	40,093	37,959	39,917	(2)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	7,091	6,561	6,879	(2) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,390	1,311	1,348	(2) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	930	720	737	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	566	549	549	(2) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	380	(6)	(11)	(2) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	1,508	(22)	(45)	(2) (3) (4)
Empirix, Inc.	Diversified Telecommunication Services	7.25%	L + 6.25%	1.00%	09/25/24	53,053	50,468	51,594	(2) (4)
Empirix, Inc.	Diversified Telecommunication Services		L + 6.25%	1.00%	09/25/23	3,100	(63)	(85)	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	10,582	10,065	10,371	(2) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	1,931	1,996	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies		L + 5.50%	1.00%	12/06/25	4,537	(83)	(91)	(2) (3) (4)
Fenergo Finance 3 Limited	Diversified Financial Services	7.00%	L + 6.00%	1.00%	09/05/24	€43,100	48,582	51,995	(1) (2) (4)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	2,865	(33)	(36)	(1) (2) (3) (4)
Fenergo Finance 3 Limited	Diversified Financial Services		L + 6.00%	1.00%	09/05/24	€3,700	(8)	(57)	(1) (2) (3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	15,721	14,793	15,249	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	4,009	3,700	3,889	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,141	2,956	3,047	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	3,014	2,781	2,924	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,999	2,767	2,909	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	1,986	1,869	1,926	(4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	118	(3)	(4)	(3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	2,093	(56)	(63)	(3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	$23,415	$22,104	$22,888	(2) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	12,138	11,459	11,865	(2) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	09/04/24	11,699	11,053	11,436	(2) (4)
Gastro Health Holdco, LLC	Health Care Providers & Services	9.25%	L + 7.00%	1.00%	09/04/23	4,900	1,702	1,727	(2) (3) (4)
GH Holding Company (dba Grace Hill)	Real Estate Mgmt. & Development	4.65%	L + 4.50%		02/28/23	7,294	7,277	7,166	(4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	15,000	14,703	14,700	(2)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,820	2,604	2,604	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,880	(37)	(38)	(2) (3)
GI Revelation Acquisition LLC (dba Consilio)	IT Services	5.15%	L + 5.00%		04/16/25	4,634	4,619	4,542
GK Holdings, Inc. (dba Global Knowledge)	IT Services		L + 8.00%	1.00%	01/20/21	8,460	8,457	8,206	(4) (5)
GlobalTranz Enterprises, Inc.	Road & Rail	5.15%	L + 5.00%		05/15/26	18,933	16,423	17,419	(2)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	47,457	45,262	46,508	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	23,975	23,497	24,035	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	6,328	368	348	(2) (3) (4)
Granicus, Inc.	Software	8.00%	L + 7.00%	1.00%	08/21/26	22,763	21,576	22,308	(2)
Granicus, Inc.	Software	8.00%	L + 7.00%	1.00%	08/21/26	1,996	1,947	1,956	(2)
Granicus, Inc.	Software		L + 7.00%	1.00%	08/21/26	1,563	(37)	(31)	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,680	9,537	9,607	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,066	3,944	3,973	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/24/24	807	(12)	(6)	(2) (3)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,424	6,378	5,910
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	14,645	14,354	14,352	(2)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	179	179	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,943	(39)	(40)	(2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	28,047	27,499	27,486	(1) (2)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,808	4,713	4,808	(1) (2)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	57,658	53,441	53,910	(2) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	4,688	(216)	(305)	(2) (3) (4)
Hygiena Borrower LLC	Life Sciences Tools & Services	5.00%	L + 4.00%	1.00%	08/26/22	17,191	16,822	17,105
Hygiena Borrower LLC	Life Sciences Tools & Services		L + 4.00%	1.00%	08/26/22	1,863	(16)	(9)	(3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	69,394	71,402	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,772	13,150	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,463	4,463	(2) (4)
Infinity Sales Group	Media	11.50%	L + 10.50%	1.00%	11/23/22	25,579	25,579	26,474	(4)
Instructure Holdings	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	64,164	61,665	63,522	(2) (4)
Instructure Holdings	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	5,000	(51)	(50)	(2) (3) (4)
Integral Ad Science, Inc.	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK)	1.00%	07/19/24	62,851	59,525	61,594	(2) (4)
Integral Ad Science, Inc.	Interactive Media & Services		L + 6.00%	1.00%	07/19/23	4,402	(108)	(88)	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.50%	L + 5.50%	1.00%	04/02/25	54,037	51,511	52,956	(2) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	4,400	(82)	(88)	(2) (3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Iracore International Holdings, Inc.	Energy Equipment & Services	10.00%	L + 9.00%	1.00%	04/12/21	$2,361	$2,361	$2,361	^ (4)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	6,622	6,554	4,503
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,917	3,603	1,359	^ (1) (4) (6)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/21	3,318	800	—	^ (1) (4) (6)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	89,013	84,252	85,230	(2) (4)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	5,110	1,896	1,827	(2) (3) (4)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	38,673	37,340	38,673	(2) (4)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	2,441	—	—	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	957	907	929	(2) (4)
Mervin Manufacturing, Inc.	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,777	10,776	10,346	(4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	49,936	47,843	49,187	(2) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/15/24	7,713	4,520	4,512	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	23,030	21,825	22,358
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	661	(17)	(19)	(3)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(39)	(47)	(3)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	16,284	15,596	15,958	(2) (4)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	9,875	9,362	9,677	(2) (4)
Netvoyage Corporation (dba NetDocuments)	Software	8.00%	L + 7.00%	1.00%	03/22/24	1,672	1,602	1,639	(2) (4)
Netvoyage Corporation (dba NetDocuments)	Software		L + 7.00%	1.00%	03/24/22	1,264	(20)	(25)	(2) (3) (4)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	9,500	9,311	9,310	(2)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	23,100	1,262	1,276	(2) (3)
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,500	(50)	(50)	(2) (3)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,902	3,891	2,848
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	3,205	3,201	3,093	(4)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	1,742	1,740	1,681	(4)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	1,712	1,706	1,652	(4)
Pharmalogic Holdings Corp.	Health Care Equipment & Supplies	6.25%	P + 3.00%		06/11/23	920	919	888	(4)
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	45,848	42,105	41,722	(2) (4)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	53,667	55,727	(2) (4)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(201)	(137)	(2) (3) (4)
Power Stop, LLC	Auto Components	4.65%	L + 4.50%		10/19/25	18,130	17,116	17,699	(2)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	01/02/25	28,736	27,082	27,659	(2) (4)
Professional Physical Therapy	Health Care Providers & Services	9.50%	L + 8.50% (incl. 2.50% PIK)	1.00%	12/16/22	5,871	5,402	5,167	(4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	902	859	882	(2) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	75	(2)	(2)	(2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	28,789	26,740	26,774	(2)
Purfoods, LLC	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	599	571	590	(2) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Purfoods, LLC	Health Care Providers & Services		L + 6.25%	1.00%	08/12/26	$400	$(5)	$(6)	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	22,178	21,055	21,624	(2) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	4,094	(94)	(102)	(2) (3) (4)
Selectquote, Inc.	Insurance	7.00%	L + 6.00%	1.00%	11/05/24	20,265	19,560	20,265	(2)
SF Home Décor, LLC (dba SureFit Home Décor)	Household Products	10.75%	L + 9.75%	1.00%	07/13/22	42,160	38,927	40,790	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	26,157	23,672	23,149	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	1,899	1,719	1,681	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	8.75%	L + 7.75% (incl. 2.00% PIK)	1.00%	06/17/24	951	861	841	(2) (4)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	543	520	532	(2)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	111	(2)	(2)	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	344	(7)	(7)	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	855	814	833	(2) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		P + 7.00%		08/31/26	122	(3)	(3)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	28,608	28,042	28,036	(2)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	9,082	(90)	(91)	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,541	(90)	(91)	(2) (3)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	837	793	812	(2) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	26,596	25,205	25,732	(2) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		L + 5.25%	1.00%	08/15/25	4,565	(112)	(148)	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	15,130	14,753	14,752	(2)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,990	(124)	(125)	(2) (3)
Tronair Parent Inc.	Air Freight & Logistics	5.75%	L + 4.75%	1.00%	09/08/23	6,703	6,674	5,463
U.S. Acute Care Solutions, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	05/17/21	6,271	6,265	5,832
US Med Acquisition, Inc.	Health Care Equipment & Supplies	9.00%	L + 8.00%	1.00%	02/14/23	29,334	29,145	28,894	(4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	22,038	21,599	21,597	(2)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	3,023	(60)	(60)	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,600	(76)	(76)	(2) (3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,785	29,831	30,990	(2)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	26,754	25,488	26,219	(2) (4)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	2,162	257	255	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	28,403	27,744	28,190	(4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 5.50%		03/31/22	1,131	(7)	(8)	(3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	25,126	23,720	24,372	(2) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	2,617	710	707	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	3,141	(80)	(94)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.75%	1.00%	01/20/27	20,100	—	—	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.75%	1.00%	01/20/27	2,600	—	—	(2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	14,861	15,400	(2) (4)
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	21,616	20,569	21,292	(2) (4)
WorkForce Software, LLC	Software		L + 6.50%	1.00%	07/31/25	1,894	(39)	(28)	(2) (3) (4)
Wrike, Inc.	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	54,964	53,081	54,964	(2) (4)
Wrike, Inc.	Professional Services		L + 6.75%	1.00%	12/31/24	3,900	(21)	—	(2) (3) (4)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/29/22	62,025	59,755	61,560	(2) (4)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/29/22	3,874	(44)	(29)	(2) (3) (4)
Yasso, Inc.	Food Products	8.75%	L + 7.75%	1.00%	03/23/22	15,264	14,906	15,264	(2) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	50,230	48,900	48,894	(2)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,500	(198)	(200)	(2) (3)
Total 1st Lien/Senior Secured Debt							2,489,285	2,526,969

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2020 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (7) - 8.87%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$39,200	$37,078	$38,220	(2) (4)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	23,000	21,435	22,425	(2) (4)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,300	5,150	5,167	(2) (4)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,971	3,873	3,872	(2) (4)
RugsUSA, LLC	Household Products	7.00%	L + 6.00%	1.00%	04/30/23	13,949	13,507	13,879	(2) (4)
Smarsh, Inc.	Interactive Media & Services	9.25%	L + 8.25%	1.00%	11/20/25	60,886	57,917	59,668	(2)
Total 1st Lien/Last-Out Unitranche							138,960	143,231
2nd Lien/Senior Secured Debt - 28.34%
American Dental Partners, Inc.	Health Care Providers & Services	9.50%	L + 8.50%	1.00%	09/25/23	11,070	10,370	10,406	(2) (4)
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	8,471	7,926	7,352	^ (4)
Bolttech Mannings, Inc.	Commercial Services & Supplies	8.23%	L + 8.00% PIK		11/20/22	13,697	13,515	13,423	^^ (4)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00% PIK		11/11/25	12,150	9,521	9,234	(2) (4)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		11.00% PIK		05/11/26	12,150	—	—	(2) (4) (5)
ERC Finance, LLC (dba Eating Recovery Center)	Health Care Providers & Services	9.22%	L + 8.22%	1.00%	09/22/25	45,200	42,860	44,522	(2) (4)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	17,000	15,523	15,470	(2) (4)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.73%	L + 7.50%		07/31/25	4,300	3,927	3,913	(2) (4)
GK Holdings, Inc. (dba Global Knowledge)	IT Services		L + 12.25%	1.00%	01/20/22	3,000	2,977	1,650	(4) (5)
Hygiena Borrower LLC	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	4,510	4,283	4,454	(4)
Hygiena Borrower LLC	Life Sciences Tools & Services	8.75%	L + 7.75%	1.00%	08/26/23	236	224	233	(4)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	21,900	20,307	21,353	(2) (4)
Market Track, LLC	Media	8.75%	L + 7.75%	1.00%	06/05/25	42,200	39,989	40,512	(2) (4)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00% PIK		07/15/25	13,996	13,996	12,666	(4)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(4) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	34,647	35,222	(2) (4)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	39,486	38,886	(2)
SMB Shipping Logistics, LLC (dba Worldwide Express)	Air Freight & Logistics	9.00%	L + 8.00%	1.00%	02/03/25	66,667	63,579	63,333	(2) (4)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.00%	L + 7.00%	1.00%	01/31/26	12,525	11,176	10,975	(2)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	9,700	8,744	9,239	(2) (4)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	Insurance	9.75%	L + 8.75%	1.00%	09/29/25	1,584	1,428	1,509	(2) (4)
Xcellence, Inc. (dba Xact Data Discovery)	IT Services	9.75%	L + 8.75%	1.00%	06/22/24	26,100	23,744	25,708	(2) (4)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	33,502	35,002	(2) (4)
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	54,300	47,292	52,671	(2)
Total 2nd Lien/Senior Secured Debt							458,918	457,733
Unsecured Debt - 0.02%
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/21	1,266	1,055	334	^ (1) (4) (6)
Total Unsecured Debt							1,055	334

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC (formerly known as My-On BDC Blocker, LLC), GSBD Blocker II, LLC, GSBD Wine I, LLC, GSBD Blocker III, LLC, GSBD Blocker IV, LLC, GSBD Blocker V, LLC, MMLC Blocker I, LLC, MMLC Blocker II, LLC, MMLC Wine I, LLC, and MMLC Blocker III, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Years Ended December 31,
	2021	2020	2019
Prepayment premiums	$3,224	$1,822	$1,925
Accelerated amortization of upfront loan origination fees and unamortized discounts	$54,467	$9,494	$4,573

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2021, the Company had certain investments held in portfolio companies on non-accrual status, which represented 2.5% and 1.8% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2020, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.7% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2021 and December 31, 2020, the Company held an aggregate cash balance of $33,764 and $32,137. Foreign currency of $2,614 and $1,831 (acquisition cost of $2,760 and $1,765) is included in cash as of December 31, 2021 and December 31, 2020.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2021, 2020 and 2019 the Company accrued excise taxes of $1,254, $1,443 and $1,815. As of December 31, 2021, $1,356 of accrued excise taxes remained payable.

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

The Company has a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through any 10b5-1 plan the Company may adopt.

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

For the years ended December 31, 2021, 2020 and 2019, Management Fees amounted to $32,611, $16,846 and $14,696 and the Investment Adviser voluntarily agreed to waive $500, $3,806 and $0 of Management Fees. As of December 31, 2021, $8,370 remained payable.

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

For the years ended December 31, 2021, 2020 and 2019, Incentive Fees based on income amounted to $40,697, $35,845 and $9,220. As of December 31, 2021, $760 remained payable. For the years ended December 31, 2021, 2020 and 2019, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM has agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the years ended December 31, 2021 and 2020, GSAM waived $4,544 and $23,070 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $26,534 and $10,110 of Incentive Fees for the years ended December 31, 2021 and 2020 attributable to the purchase discount resulting from the Merger.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,954, $1,151 and $957. As of December 31, 2021, $488 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses for services provided by the Transfer Agent of $38, $25 and $14. As of December 31, 2021, $1 remained payable.

Common Stock Repurchase Plans

In February 2019, the Board of Directors approved a 10b5-1 stock repurchase plan (the “2019 10b5-1 Plan”), which provided for the Company to repurchase up to $25,000 of shares of its common stock if the stock traded below the most recently announced NAV per share, subject to limitations. The 2019 10b5-1 Plan took effect on March 18, 2019, was temporarily suspended on December 9, 2019 and expired on March 18, 2020. The Company did not repurchase any of its common stock pursuant to the 2019 10b5-1 Plan or otherwise.

In November 2020, the Board of Directors authorized the adoption of a new common stock repurchase plan (the “2020 10b5-1 Plan”), which provided for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock traded below the most recently announced quarter-end NAV per share, subject to limitations. The 2020 10b5-1 Plan was adopted and took effect on November 9, 2020. The 2020 10b5-1 Plan expired on November 9, 2021. The Company did not repurchase any of its common stock pursuant to the 2020 10b5-1 Plan or otherwise.

Affiliates

Group Inc. owned 6.37% as of December 31, 2021 and 6.39% as of December 31, 2020, of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Total Controlled Affiliates	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$809,929	$(809,929)	$—	$—	$—	$2
Animal Supply Holdings, LLC	16,838	723	—	(756)	(10,236)	6,569	723
ATX Networks Corp.	—	6,133	—	—	(94)	6,039	196
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	1,126	5,491	307
Conergy Asia & ME Pte. LTD(3)	334	—	—	—	66	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(2,582)	7,596	926
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—
Total Non-Controlled Affiliates	$87,211	$816,785	$(858,423)	$35,160	$(47,914)	$32,819	$2,148
Total Affiliates	$107,021	$821,759	$(858,423)	$35,160	$(54,323)	$51,194	$3,634

For the Year Ended December 31, 2020
Controlled Affiliates
Animal Supply Holdings, LLC	$50,685	$212	$(22,303)	$(35,984)	$7,390	$—	$333
Bolttech Mannings, Inc.	22,854	23,461	(20,401)	(4,704)	(1,400)	19,810	1,504
Total Controlled Affiliates	$73,539	$23,673	$(42,704)	$(40,688)	$5,990	$19,810	$1,837
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$538,011	$(538,011)	$—	$—	$—	$62
Accuity Delivery Systems, LLC	15,213	23,140	(40,050)	3,765	(2,068)	—	2,131
Animal Supply Holdings, LLC	—	22,553	—	—	(5,715)	16,838	261
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	32,248	691	(7,037)	—	22,839	48,741	698
Collaborative Imaging, LLC (dba Texas Radiology Associates)	17,311	24,710	(37,875)	(5)	224	4,365	4,086
Conergy Asia Holdings, Ltd.	1,064	1,258	(1,055)	(211)	(722)	334	27
Elah Holdings, Inc.	2,234	3,004	—	—	158	5,396	—
Iracore International Holdings, Inc.	10,884	—	(556)	—	(150)	10,178	302
Kawa Solar Holdings Limited	3,502	28	(1,879)	(4)	(288)	1,359	—
Prairie Provident Resources, Inc.	124	—	(9,237)	—	9,113	—	—
Total Non-Controlled Affiliates	$82,580	$613,395	$(635,700)	$3,545	$23,391	$87,211	$7,567
Total Affiliates	$156,119	$637,068	$(678,404)	$(37,143)	$29,381	$107,021	$9,404

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
(3)
Formerly known as Conergy Asia Holdings, Ltd.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2021 and December 31, 2020, there were $585 and $12 included within Accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020) and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as GS PMMC II and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,930,047	$2,945,368	$2,489,285	$2,526,969
1st Lien/Last-Out Unitranche	157,768	162,532	138,960	143,231
2nd Lien/Senior Secured Debt	295,533	283,521	458,918	457,733
Unsecured Debt	2,558	1,733	1,055	334
Preferred Stock	48,258	52,655	19,871	48,080
Common Stock	71,777	30,784	73,735	65,395
Warrants	1,849	1,850	756	1,024
Total	$3,507,790	$3,478,443	$3,182,580	$3,242,766

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2021			December 31, 2020
Industry	Fair Value		Net Assets	Fair Value	Net Assets
Software	13.5%		29.0%	10.1%	20.2%
Health Care Technology	11.0		23.6	10.5	21.1
Health Care Providers & Services	10.3		22.3	7.9	15.8
Diversified Financial Services	9.2		19.9	4.8	9.6
Professional Services	7.9		17.1	6.7	13.5
Diversified Consumer Services	6.1		13.2	5.7	11.5
IT Services	5.8		12.6	7.0	14.0
Real Estate Mgmt. & Development	5.8		12.5	4.9	9.7
Interactive Media & Services	5.2		11.1	8.4	16.9
Commercial Services & Supplies	3.3		7.1	3.0	6.1
Health Care Equipment & Supplies	3.2		6.9	4.7	9.5
Entertainment	2.2		4.7	1.3	2.6
Chemicals	1.8		3.8	1.9	3.8
Hotels, Restaurants & Leisure	1.6		3.4	3.0	6.0
Transportation Infrastructure	1.5		3.3	1.6	3.3
Road & Rail	1.2		2.7	1.7	3.5
Internet & Direct Marketing Retail	1.1		2.4	0.5	0.9
Household Products	1.1		2.4	1.7	3.4
Aerospace & Defense	1.0		2.2	1.5	3.1
Beverages	1.0		2.2	0.9	1.8
Construction & Engineering	1.0		2.1	0.1	0.2
Auto Components	0.9		1.9	0.9	1.9
Independent Power and Renewable Electricity Producers	0.7		1.6	—	—
Trading Companies & Distributors	0.7		1.5	0.8	1.7
Pharmaceuticals	0.4		0.9	—	—
Insurance	0.4		0.8	1.0	1.9
Containers & Packaging	0.3		0.7	0.3	0.7
Leisure Products	0.3		0.7	0.3	0.6
Energy Equipment & Services	0.2		0.5	0.3	0.6
Textiles, Apparel & Luxury Goods	0.2		0.4	0.2	0.4
Distributors	0.2		0.4	0.5	1.0
Communications Equipment	0.2		0.4	0.2	0.4
Air Freight & Logistics	0.2		0.4	2.1	4.3
Specialty Retail	0.2		0.3	0.1	0.3
Capital Markets	0.2		0.3	0.2	0.3
Food Products	0.1		0.1	0.5	1.0
Building Products	—	(1)	0.1	0.3	0.6
Oil, Gas & Consumable Fuels(1)	—		—	—	—
Media	—		—	2.1	4.1
Life Sciences Tools & Services	—		—	0.7	1.3
Diversified Telecommunication Services	—		—	1.6	3.2
Total	100.0%		215.5%	100.0%	200.8%

(1)
Amount rounds to 0.0%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2021	December 31, 2020
United States	96.5%	97.6%
Canada	3.0	0.8
United Kingdom	0.5	—
Germany(1)	—	—
Singapore(1)	—	—
Ireland	—	1.6
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2021 and December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,271,598	Discounted cash flows	Discount Rate	7.1% - 22.5%	9.1%
	$1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	$162,532	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.4%
2nd Lien/Senior Secured Debt	$177,079	Discounted cash flows	Discount Rate	9.7% - 15.4%	11.2%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	$1,333	Discounted cash flows	Discount Rate	—	14.8%
	$400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,425	Comparable multiples	EV/EBITDA(6)	10.5x - 21.4x	21.2x
	$18,121	Comparable multiples	EV/Revenue	1.5x - 5.7x	2.0x
Common Stock	$10,887	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.1%
	$12,871	Comparable multiples	EV/EBITDA(6)	4.4x - 19.2x	10.3x
	$4,002	Comparable multiples	EV/Revenue	0.7x - 18.9x	14.9x
Warrants	$1,850	Comparable multiples	EV/Revenue	—	8.2x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,933,798	Discounted cash flows	Discount Rate	5.7% - 16.6%	8.6%
	$9,565	Collateral analysis	Recovery Rate	34.7% - 97.0%	88.1%
1st Lien/Last-Out Unitranche	$83,563	Discounted cash flows	Discount Rate	7.3% - 10.0%	8.9%
2nd Lien/Senior Secured Debt	$341,376	Discounted cash flows	Discount Rate	9.2% - 14.3%	10.4%
	$1,650	Collateral analysis	Recovery Rate	—	55.0%
	$12,175	Comparable multiples	EV/EBITDA(6)	8.0x - 10.5x	9.9x
Unsecured Debt	$334	Collateral analysis	Recovery Rate	—	26.3%
Equity
Preferred Stock	$34,635	Comparable multiples	EV/EBITDA(6)	7.3x - 16.0x	7.3x
	$13,402	Comparable multiples	EV/Revenue	—	1.6x
Common Stock	$9,761	Discounted cash flows	Discount Rate	14.0% - 31.5%	24.5%
	$35,226	Comparable multiples	EV/EBITDA(6)	5.1x - 16.0x	7.1x
	$20,297	Comparable multiples	EV/Revenue	0.3x - 15.1x	12.6x
Warrants	$1,024	Comparable multiples	EV/EBITDA(6)	—	8.0x

(1)
As of December 31, 2021, included within the fair value of Level 3 assets of $3,270,660 is an amount of $604,533 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,612,542 or 82.0% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$102,358	$2,843,010	$2,945,368	$—	$142,025	$2,384,944	$2,526,969
1st Lien/Last-Out Unitranche	—	—	162,532	162,532	—	—	143,231	143,231
2nd Lien/Senior Secured Debt	—	104,741	178,780	283,521	—	49,861	407,872	457,733
Unsecured Debt	—	—	1,733	1,733	—	—	334	334
Preferred Stock	—	—	52,655	52,655	—	—	48,080	48,080
Common Stock	684	—	30,100	30,784	111	—	65,284	65,395
Warrants	—	—	1,850	1,850	—	—	1,024	1,024
Total Assets	$684	$207,099	$3,270,660	$3,478,443	$111	$191,886	$3,050,769	$3,242,766
Unrealized appreciation (depreciation) on the foreign currency forward contracts	$—	$100	$—	$100	$—	$(355)	$—	$(355)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2021
1st Lien/Senior Secured Debt	$2,384,944	$1,611,821	$(942)	$(23,494)	$(1,152,967)	$62,690	$—	$(39,042)	$2,843,010	$3,200
1st Lien/Last-Out Unitranche	143,231	31,138	—	492	(14,517)	2,188	—	—	162,532	865
2nd Lien/Senior Secured Debt	407,872	31,550	(1,203)	(11,826)	(209,051)	14,109	—	(52,671)	178,780	(8,457)
Unsecured Debt	334	1,492	—	(103)	—	10	—	—	1,733	(104)
Preferred Stock	48,080	39,192	24,233	(23,812)	(35,038)	—	—	—	52,655	(5)
Common Stock	65,284	10,218	19,223	(33,226)	(31,399)	—	—	—	30,100	(14,468)
Warrants	1,024	1,849	(756)	(267)	—	—	—	—	1,850	1
Total Assets	$3,050,769	$1,727,260	$40,555	$(92,236)	$(1,442,972)	$78,997	$—	$(91,713)	$3,270,660	$(18,968)
For the Year Ended December 31, 2020
1st Lien/Senior Secured Debt	$1,000,087	$1,591,550	$9	$47,397	$(247,858)	$16,094	$6,702	$(29,037)	$2,384,944	$47,185
1st Lien/Last-Out Unitranche	35,278	103,602	—	4,301	(471)	521	—	—	143,231	4,301
2nd Lien/Senior Secured Debt	201,033	268,615	(10,571)	27,558	(83,207)	4,444	—	—	407,872	21,134
Unsecured Debt	7,409	1,949	(211)	(721)	(8,092)	—	—	—	334	(721)
Preferred Stock	48,762	14,843	(2,860)	21,111	(33,776)	—	—	—	48,080	21,130
Common Stock	47,984	35,767	(29,230)	10,763	—	—	—	—	65,284	5,297
Warrants	—	756	—	268	—	—	—	—	1,024	268
Total Assets	$1,340,553	$2,017,082	$(42,863)	$110,677	$(373,404)	$21,059	$6,702	$(29,037)	$3,050,769	$98,594

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. For the year ended December 31, 2020 includes $1,691,263 of investments acquired in connection with the Merger.
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2021	December 31, 2020
Revolving Credit Facility	3	$858,722	$629,383
Convertible Notes	2	$158,116	$160,255
2025 Notes	2	$377,778	$381,807
2026 Notes	2	$513,037	$512,174

6. DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 186% and 198%.

The Company’s outstanding debt was as follows:

	As of
	December 31, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(2)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(2)
Revolving Credit Facility(1)	$1,695,000	$837,164	$858,722	$1,695,000	$1,066,319	$629,383
Convertible Notes	155,000	—	154,665	155,000	—	152,983
2025 Notes	360,000	—	355,735	360,000	—	354,331
2026 Notes	500,000	—	492,304	500,000	—	490,363
Total Debt	$2,710,000	$837,164	$1,861,426	$2,710,000	$1,066,319	$1,627,060

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $799,574, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $529,574 and in EUR of EUR 81,700.
(2)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2021 and the year ended December 31, 2020 was 2.90% and 3.17%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2021 and the year ended December 31, 2020 was $1,621,442 and $1,037,496.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $700,000, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, each as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2021, the Company is in compliance with these covenants.

Costs of $25,095 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2021 and December 31, 2020, deferred financing costs were $12,631 and $11,350.

The below table presents the summary information of the Revolving Credit Facility:

	For the Years Ended December 31,
	2021	2020	2019
Borrowing interest expense	$12,143	$12,377	$25,586
Facility fees	4,189	1,898	690
Amortization of financing costs	2,780	2,016	1,424
Total	$19,112	$16,291	$27,700
Weighted average interest rate	2.00%	2.43%	4.18%
Average outstanding balance	$606,442	$509,927	$611,498

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

The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. The Convertible Notes will mature on April 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. In certain circumstances, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, based on a conversion rate of 41.1666 shares of the Company’s common stock per one thousand dollars principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $24.29 per share of common stock, subject to customary anti-dilution adjustments and the other terms of the indenture governing the Convertible Notes. The conversion price of $24.29 is approximately 9.1% above the $22.26 per share closing price of the Company’s common stock on September 27, 2016 and 15.7% above the $20.99 per share closing price of our common stock on June 26, 2018. The Company will not have the right to redeem the Convertible Notes prior to maturity.

Holders were permitted to convert their notes at their option at any time prior to the close of business on the business day immediately preceding October 1, 2021 only under the following: (1) during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2021, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the occurrence or nonoccurrence of any of the foregoing circumstances.

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

The below table presents the components of the carrying value of the Convertible Notes:

	December 31, 2021	December 31, 2020
Principal amount of debt	$155,000	$155,000
OID, net of accretion	118	587
Unamortized debt issuance costs	217	1,430
Carrying Value	$154,665	$152,983
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.80%	4.79%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Years Ended December 31,
	2021	2020	2019
Borrowing interest expense	$6,975	$6,975	$6,975
Accretion of OID	468	446	424
Amortization of debt issuance costs	1,214	1,217	1,214
Total	$8,657	$8,638	$8,613

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of unsecured notes. The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2025 Notes:

	December 31, 2021	December 31, 2020
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	4,265	5,669
Carrying Value	$355,735	$354,331

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Years Ended December 31,
	2021	2020	2019
Borrowing interest expense	$13,500	$12,038	N/A
Amortization of debt issuance costs	1,404	1,254	N/A
Total	$14,904	$13,292	N/A

2026 Notes

On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of unsecured notes. The 2026 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2026 Notes:

	December 31, 2021	December 31, 2020
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	7,696	9,637
Carrying Value	$492,304	$490,363

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Years Ended December 31,
	2021	2020	2019
Borrowing interest expense	$14,375	$1,476	N/A
Amortization of debt issuance costs	1,940	203	N/A
Total	$16,315	$1,679	N/A

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

For the years ended December 31, 2021 and 2020, the Company’s average USD notional exposure to foreign currency forward contracts was $2,829 and $3,435.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2021
Bank of America, N.A.	$100	$—	$100	$—	$100
December 31, 2020
Bank of America, N.A.	$—	$(355)	$(355)	$—	$(355)

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net realized gain (loss) on foreign currency forward contracts	$(234)	$82	$151
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	455	(388)	(57)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$221	$(306)	$94

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment(1)
	December 31, 2021	December 31, 2020
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,151	$1,260
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	4,082	—
Acquia, Inc.	3,268	3,268
Apptio, Inc.	3,230	5,385
AQ Helios Buyer, Inc. (aka SurePoint)	14,189	—
Aria Systems, Inc.	1,893	—
Assembly Intermediate LLC	12,757	—
Bigchange Group Limited	4,426	—
Bullhorn, Inc.	4,601	2,576
Businessolver.com, Inc.	5,026	5,328
Capitol Imaging Acquisition Corp.	180	158
CFS Management, LLC (dba Center for Sight Management)	1,058	—
Checkmate Finance Merger Sub, LLC	3,140	—
Chronicle Bidco Inc. (dba Lexitas)	4,339	8,346
CivicPlus LLC	3,552	—
CloudBees, Inc.	12,900	—
Convene 237 Park Avenue, LLC (dba Convene)	6,100	—
CORA Health Holdings Corp	8,897	—
Cordeagle US Finco, Inc. (aka Condeco)	11,506	—
CorePower Yoga LLC	1,687	—
CST Buyer Company (dba Intoxalock)	2,170	2,170
DECA Dental Holdings LLC	6,843	—
Diligent Corporation	3,100	3,100
Elemica Parent, Inc.	409	2,053
Eptam Plastics, Ltd.	681	4,764
ESO Solutions, Inc	3,620	—
Experity, Inc.	3,332	—
Fullsteam Operations LLC	16,298	—
Gainsight, Inc.	5,320	—
GHA Buyer Inc. (dba Cedar Gate)	1,254	2,068
GovDelivery Holdings, LLC (dba Granicus, Inc.)	4,087	—
Governmentjobs.com, Inc. (dba NeoGov)	19,427	5,853
GS AcquisitionCo, Inc. (dba Insightsoftware)	4,180	4,840
HealthEdge Software, Inc.	18,330	—
Heartland Home Services	7,308	—
Helios Buyer, Inc. (dba Heartland)	2,284	10,197
Honor HN Buyer, Inc	18,095	—
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	4,688	4,688
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
Lithium Technologies, Inc.	3,066	3,066
LS Clinical Services Holdings, Inc (dba CATO)	2,200	—
Millstone Medical Outsourcing, LLC	2,144	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	5,183	3,085
MRI Software LLC	7,994	2,273
NFM & J, L.P. (dba the Facilities Group)	11,219	—
One GI LLC	13,598	24,093
Pioneer Buyer I, LLC	4,300	—
PlanSource Holdings, Inc.	8,728	7,824
Pluralsight, Inc	5,100	—
Premier Care Dental Management, LLC	9,982	—

	Unfunded Commitment(1)
	December 31, 2021	December 31, 2020
Premier Imaging, LLC (dba Lucid Health)	$5,778	$—
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	3,445	—
PT Intermediate Holdings III, LLC (dba Parts Town)	1,980	—
Purfoods, LLC	150	400
Riverpoint Medical, LLC	4,094	4,094
Rodeo Buyer Company (dba Absorb Software)	3,387	—
StarCompliance Intermediate, LLC	2,500	—
Sundance Group Holdings, Inc. (dba NetDocuments)	15,761	—
Sunstar Insurance Group, LLC	12,053	455
Superman Holdings, LLC (dba Foundation Software)	122	122
Sweep Purchaser LLC	8,105	13,623
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	9,069	4,565
Thrasio, LLC	14,686	9,990
Total Vision LLC	1,270	—
USN Opco LLC (dba Global Nephrology Solutions)	3,593	10,623
Volt Bidco, Inc. (aka Power Factors)	4,357	—
VRC Companies, LLC (dba Vital Records Control)	3,799	1,131
WebPT, Inc.	9,861	4,973
Wellness AcquisitionCo, Inc. (dba SPINS)	2,600	22,246
WhiteWater Holding Company LLC	9,652	—
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	6,757	—
Zodiac Intermediate, LLC (dba Zipari)	7,500	7,500
Associations, Inc.	—	107
Blacksmith Applications, Inc.	—	2,000
Brillio, LLC	—	1,855
ConnectWise, LLC	—	1,920
DDS USA Holding, Inc.	—	2,612
Empirix, Inc.	—	3,100
Fenergo Finance 3 Limited	—	7,385
FWR Holding Corporation (dba First Watch Restaurants)	—	2,211
Gastro Health Holdco, LLC	—	3,063
Granicus, Inc.	—	1,563
Hygiena Borrower LLC	—	1,863
Instructure Holdings	—	5,000
Integral Ad Science, Inc.	—	4,402
Mailgun Technologies, Inc.	—	2,441
Netvoyage Corporation (dba NetDocuments)	—	1,264
Villa Bidco Inc (dba Authority Brands)	—	1,864
WorkForce Software, LLC	—	1,894
Wrike, Inc.	—	3,900
Total	$441,790	$242,910
(1)
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

9. NET ASSETS

Equity Issuances

On October 12, 2020, in connection with the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. There were no equity issuances of the Company’s common stock during the years ended December 31, 2021 and 2019.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45	69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05	7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45	65,213
November 4, 2021	December 31, 2021	January 27, 2022	$0.45	66,602
For the Year Ended December 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45	37,741*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45	46,407
August 4, 2020	September 30, 2020	October 15, 2020	$0.45	49,015
November 4, 2020	December 31, 2020	January 15, 2021	$0.45	57,801
For the Year Ended December 31, 2019
February 20, 2019	March 29, 2019	April 15, 2019	$0.45	35,306
May 7, 2019	June 28, 2019	July 15, 2019	$0.45	35,408
July 30, 2019	September 30, 2019	October 15, 2019	$0.45	29,141
October 30, 2019	December 31, 2019	January 15, 2020	$0.45	34,566

* In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2021	2020	2019
Net increase in net assets from operations	$192,427	$176,113	$36,148
Weighted average shares outstanding	101,691,076	53,940,573	40,313,662
Basic and diluted earnings per share	$1.89	$3.26	$0.90

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2021, 2020 and 2019 was less than the conversion price for the Convertible Notes outstanding as of December 31, 2021, 2020 and 2019. Therefore, for the years ended December 31, 2021, 2020 and 2019, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. TAX INFORMATION

The tax character of distributions was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Distributions paid from:
Ordinary Income	$198,332	$100,254	$72,574
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$198,332	$100,254	$72,574

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Undistributed Ordinary Income—net	$35,189	$40,868	$46,658
Undistributed Long-Term Capital Gains	31,175	—	—
Total Undistributed Earnings	$66,364	$40,868	$46,658
Capital Loss Carryforward (1):
Perpetual Long-Term	$(107,216)	$(117,733)	$(89,051)
Perpetual Short-Term	$(382)	$(494)	—
Total capital loss carryforwards	$(107,598)	$(118,227)	$(89,051)
Timing Differences (Organizational Costs)	$(313)	$(539)	$(62)
Unrealized Earnings (Losses)—net	$(13,476)	$72,545	$(58,171)
Total Accumulated Earnings (Losses)—net	$(55,023)	$(5,353)	$(100,626)

(1)
The Company utilized $10,629 of capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Internal Revenue Code.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Tax cost	$3,492,053	$3,165,681	$1,426,453
Gross unrealized appreciation	$77,992	$146,963	$24,149
Gross unrealized depreciation	$(91,468)	$(74,418)	$(82,320)
Net unrealized investment appreciation (depreciation) on investments	$(13,476)	$72,545	$(58,171)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales, net mark to market gains (losses) on foreign currency contracts, and differences in the tax treatment of underlying fund investments, and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2021, 2020 and 2019, the Company reclassified $43,765, $(19,414) and $(26,743) from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2021	2020	2019
Net increase in net assets resulting from operations	$192,427	$176,113	$36,148
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	84,858	(109,922)	4,663
Income not currently taxable	(47,243)	21,842	24,380
Income for tax but not book	2,913	(129)	(18)
Expenses not currently deductible	1,202	1,539	1,694
Expenses for tax but not for book	(30)	(5)	—
Realized gain(loss) differences	(117,519)	(110,478)	(79,361)
Taxable income net of capital loss carryforward	$116,608	$(21,040)	$(12,494)
Capital loss carryforward	107,598	118,227	89,051
Taxable income (1)	$224,206	$97,187	$76,557

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

12. FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data:(1)
NAV, beginning of period	$15.91	$16.75	$17.65	$18.09	$18.31
Net investment income	2.33	2.04	1.98	2.06	2.07
Net realized and unrealized gains (losses)(2)	(0.43)	(0.20)	(1.08)	(0.70)	(0.80)
Income tax provision, realized and unrealized gains	—	—	—	(0.02)	—
Net increase in net assets from operations	1.90	1.84	0.90	1.34	1.27
Issuance of common stock in connection with the Merger	—	(0.88)	—	—	—
Issuance of common stock, net underwriting and offering costs	—	—	—	—	0.31
Equity component of convertible notes	—	—	—	0.02	—
Distributions declared from net investment income	(1.95)	(1.80)	(1.80)	(1.80)	(1.80)
Total increase (decrease) in net assets	(0.05)	(0.84)	(0.90)	(0.44)	(0.22)
NAV, end of period	$15.86	$15.91	$16.75	$17.65	$18.09
Market price, end of period	$19.16	$19.12	$21.28	$18.38	$22.18
Shares outstanding, end of period	101,818,811	101,534,370	40,367,071	40,227,625	40,130,665
Weighted average shares outstanding	101,691,076	53,940,573	40,313,662	40,184,715	38,633,652
Total return based on NAV(3)	10.67%	6.78%	4.08%	6.96%	7.17%
Total return based on market value(4)	11.26%	1.00%	26.98%	(9.16)%	2.30%
Supplemental Data/Ratio:
Net assets, end of period	$1,614,400	$1,615,141	$676,125	$709,892	$725,830
Ratio of net expenses to average net assets	6.75%	7.62%	9.77%	8.81%	8.07%
Ratio of net expenses before voluntary waivers to average net assets	8.42%	9.30%	—%	—%	—%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.53%	2.48%	3.24%	3.26%	3.47%
Ratio of interest and other debt expenses to average net assets	3.63%	4.82%	5.25%	3.62%	2.79%
Ratio of net incentive fees to average net assets	0.59%	0.32%	1.28%	1.93%	1.81%
Ratio of total expenses to average net assets	8.70%	12.09%	9.82%	8.81%	8.07%
Ratio of net investment income to average net assets	14.62%	13.28%	11.53%	11.42%	11.36%
Portfolio turnover	48%	24%	45%	26%	45%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared and issuance of common stock in connection with the Merger, which reflects the actual amount per share for the applicable period.
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

On February 23, 2022, the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 27, 2022 to holders of record as of March 31, 2022.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2021, the Company designated 80.56% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code. During the year ended December 31, 2021, the Company designated 83.61% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

On February 23, 2022, Jon Yoder resigned as Chief Operating Officer of the Company, effective March 7, 2022. Mr. Yoder also resigned as Chief Operating Officer of GS PMMC, GS PMMC II, and GS MMLC II, in each case effective March 7, 2022. Mr. Yoder’s resignation is not the result of any disagreement with the Company. To assist in an orderly transition, Mr. Yoder will continue serving in his current role during the transition period.

On February 23, 2022, our Board of Directors appointed Gabriella N. Skirnick, age 44, as Chief Operating Officer, effective March 7, 2022. It is anticipated that Ms. Skirnick will also be appointed as Chief Operating Officer of GS PMMC, GS PMMC II, and GS MMLC II, subject in each case, to approval by the board of directors of the applicable entity. The effective date of Ms. Skirnick’s appointment as Chief Operating Officer of the Company, GS PMMC, GS PMMC II and GS MMLC II is expected to be March 7, 2022.

Ms. Skirnick is global chief operating officer of Goldman Sachs Asset Management Private Credit. Prior to joining the Merchant Banking Division as global chief operating officer of the Private Credit investing platform in 2017, she spent six years in the Investment Banking Division in the Technology, Media and Telecom Group, where she focused on technology mergers and acquisitions, as well as in the Americas Financing Group. Ms. Skirnick joined Goldman Sachs as an analyst in the Communications, Media and Entertainment Group within the Investment Banking Division in 2000 and rejoined the firm in 2010. Before re-joining Goldman Sachs, Ms. Skirnick worked in distressed investing at Aurelius Capital Management and Perella Weinberg Partners. She was named managing director of Goldman Sachs in 2017.

Ms. Skirnick has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Ms. Skirnick has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 75 of this annual report on Form 10-K.
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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 13, 2020).

3.2	Bylaws (incorporated by reference to Exhibit (b) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (file no. 333-187642), filed on March 3, 2015).

3.3	Amended and Restated Bylaws of Goldman Sachs BDC, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on December 20, 2021).

4.1

Indenture, dated October 3, 2016, between Goldman Sachs BDC, Inc. and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 3, 2016)

4.2	Form of 4.50% Convertible Note Due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 3, 2016).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 20, 2020).

4.4

Indenture, dated February 10, 2020, by and between Goldman Sachs BDC, Inc. and Computershare Trust Company, National Association, as trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 11, 2020).

4.5

First Supplemental Indenture, dated as of February 10, 2020, relating to the 3.750% Notes due 2025, by and between Goldman Sachs BDC, Inc. and Computershare Trust Company, National Association, as trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 11, 2020).

4.6	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on February 11, 2020).

4.7

Second Supplemental Indenture, dated as of November 24, 2020, relating to the 2.875% Notes due 2026, by and between Goldman Sachs BDC, Inc. and Computershare Trust Company, National Association, as trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on November 24, 2020).

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

10.11

Seventh Amendment to Senior Secured Revolving Credit Agreement, dated as of November 20, 2020, among the Company, as Borrower, the lenders party thereto, Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and as Collateral Agent and other parties party thereto (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (file no. 814-00998), filed on February 25, 2021).

10.12

Eighth Amendment to Senior Secured Revolving Credit Agreement, dated as of August 13, 2021, among the Company, as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 814-00998) filed on August 19, 2021).

10.13

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

10.15	Dividend Reinvestment Plan, amended as of May 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on May 9, 2016).

10.16	Dividend Reinvestment Plan, amended as of August 2, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 4, 2016).

10.17	Dividend Reinvestment Plan, amended as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 814-00998), filed on August 3, 2017).

10.18

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

10.21

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

Date: February 24, 2022	GOLDMAN SACHS BDC, INC.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Carmine Rossetti and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Carmine Rossetti Carmine Rossetti	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David Pessah David Pessah	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Timothy J. Leach Timothy J. Leach	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director