Form 10-Q
period 2022-03-31
Goldman Sachs BDC, Inc.
filed 2022-05-05
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2022, there were 101,950,593 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;
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
•
the impact of inflation on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,422,231 and $3,416,195)	$3,421,911	$3,427,249
Non-controlled affiliated investments (cost of $58,430 and $58,221)	35,531	32,819
Controlled affiliated investments (cost of $33,545 and $33,374)	19,262	18,375
Total investments, at fair value (cost of $3,514,206 and $3,507,790)	$3,476,704	$3,478,443
Cash	31,413	33,764
Receivable for investments sold	235	89
Unrealized appreciation on foreign currency forward contracts	124	100
Interest and dividends receivable	20,721	23,278
Deferred financing costs	11,971	12,631
Other assets	2,366	2,686
Total assets	$3,543,534	$3,550,991
Liabilities
Debt (net of debt issuance costs of $11,225 and $12,296)	$1,865,307	$1,861,426
Interest and other debt expenses payable	9,447	14,936
Management fees payable	8,817	8,370
Incentive fees payable	645	760
Distribution payable	45,848	45,818
Directors’ fees payable	201	—
Accrued expenses and other liabilities	3,318	5,281
Total liabilities	$1,933,583	$1,936,591
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 101,885,413 and 101,818,811 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	102	102
Paid-in capital in excess of par	1,671,983	1,670,742
Distributable earnings	(60,713)	(55,023)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,609,951	$1,614,400
Total liabilities and net assets	$3,543,534	$3,550,991
Net asset value per share	$15.80	$15.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$71,599	$78,165
Payment-in-kind	4,746	2,136
Other income	1,217	995
From non-controlled affiliated investments:
Dividend income	69	765
Interest income	159	76
Payment-in-kind	240	149
From controlled affiliated investments:
Payment-in-kind	259	309
Interest income	16	23
Total investment income	$78,305	$82,618
Expenses:
Interest and other debt expenses	$15,667	$14,966
Incentive fees	8,190	12,055
Management fees	8,817	8,200
Professional fees	878	725
Directors’ fees	203	232
Other general and administrative expenses	1,112	1,098
Total expenses	$34,867	$37,276
Fee waivers	(7,545)	(12,555)
Net expenses	$27,322	$24,721
Net investment income before taxes	$50,983	$57,897
Income tax expense, including excise tax	$833	$314
Net investment income after taxes	$50,150	$57,583
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(623)	$7,508
Controlled affiliated investments	(2,035)	—
Foreign currency forward contracts	30	(114)
Foreign currency and other transactions	(779)	68
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(11,374)	(3,966)
Non-controlled affiliated investments	2,503	(3,239)
Controlled affiliated investments	716	(1,377)
Foreign currency forward contracts	24	247
Foreign currency translations and other transactions	1,778	3,872
Net realized and unrealized gains (losses)	$(9,760)	$2,999
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(232)	(114)
Net increase in net assets from operations	$40,158	$60,468
Weighted average shares outstanding	101,866,172	101,584,473
Net investment income per share (basic and diluted)	$0.49	$0.57
Earnings per share (basic and diluted)	$0.39	$0.60

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net assets at beginning of period	$1,614,400	$1,615,141
Increase (decrease) in net assets from operations:
Net investment income	$50,150	$57,583
Net realized gain (loss)	(3,407)	7,462
Net change in unrealized appreciation (depreciation)	(6,353)	(4,463)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(232)	(114)
Net increase in net assets from operations	$40,158	$60,468
Distributions to stockholders from:
Distributable earnings	$(45,848)	$(50,799)
Total distributions to stockholders	$(45,848)	$(50,799)
Capital transactions:
Reinvestment of stockholder distributions	1,241	1,135
Net increase in net assets from capital transactions	$1,241	$1,135
Total increase (decrease) in net assets	$(4,449)	$10,804
Net assets at end of period	$1,609,951	$1,625,945
Distributions per share	$0.45	$0.50

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase in net assets from operations:	$40,158	$60,468
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(129,103)	(204,518)
Payment-in-kind interest capitalized	(5,470)	(2,471)
Proceeds from sales of investments and principal repayments	135,719	263,365
Net realized (gain) loss	2,664	(7,508)
Net change in unrealized (appreciation) depreciation on investments	8,155	8,582
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(113)	(118)
Amortization of premium and accretion of discount, net	(10,226)	(17,294)
Amortization of deferred financing and debt issuance costs	1,612	1,809
Amortization of original issue discount on convertible notes	118	115
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(146)	1,580
(Increase) decrease in interest and dividends receivable	2,557	(3,620)
(Increase) decrease in other assets	320	(722)
Increase (decrease) in interest and other debt expenses payable	(5,489)	2,067
Increase (decrease) in management fees payable	447	1,755
Increase (decrease) in incentive fees payable	(115)	(2,665)
Increase (decrease) in directors’ fees payable	201	230
Increase (decrease) in accrued expenses and other liabilities	(1,963)	(1,094)
Net cash provided by (used for) operating activities	$39,326	$99,961
Cash flows from financing activities:
Distributions paid	(44,577)	(49,634)
Deferred financing and debt issuance costs paid	—	(469)
Borrowings on debt	131,811	130,620
Repayments of debt	(129,000)	(167,000)
Net cash provided by (used for) financing activities	$(41,766)	$(86,483)
Net increase (decrease) in cash	(2,440)	13,478
Effect of foreign exchange rate changes on cash and cash equivalents	89	(129)
Cash, beginning of period	33,764	32,137
Cash, end of period	$31,413	$45,486
Supplemental and non-cash activities
Interest expense paid	$18,442	$10,205
Accrued but unpaid excise tax expense	$(190)	$410
Accrued but unpaid distributions	$45,848	$45,720
Reinvestment of stockholder distributions	$1,241	$1,135
Exchange of investments	$18,660	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 186.62%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.76%	L + 5.75%	1.00%	11/06/26		$9,312	$9,200	$9,172	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	8.25%	P + 4.75%	3.50%	11/06/26		1,151	554	550	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	8.25%	P + 4.75%	3.50%	11/06/26	CAD	139	109	109	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		13,982	13,937	13,912	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,129	2,059	2,118	(3)
A Place For Mom, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	02/10/26		7,390	7,368	7,187
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		16,346	15,998	16,551	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		1,220	463	503	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		3,046	(32)	38	(2) (3) (4)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		42,164	40,653	41,427	(2) (3)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25		3,268	(65)	(57)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services	7.51%	L + 6.50% PIK	1.00%	12/20/24		5,237	5,222	3,064
Ansira Partners, Inc.	Professional Services	7.50%	L + 6.50% PIK	1.00%	12/20/24		321	320	188
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		79,154	76,730	79,154	(2) (3)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		5,385	2,101	2,154	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.00%	S + 7.00%	1.00%	07/01/26		32,010	31,450	31,450	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.00%	S + 7.00%	1.00%	07/01/26		4,570	2,664	2,662	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	9.00%	S + 8.00%	1.00%	07/01/26		11,560	1,361	1,563	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.00%	S + 7.00%	1.00%	07/01/26		1,000	981	982	(2) (3)
Argos Health Holdings, Inc	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	12/03/27		21,945	21,526	21,506	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		16,476	16,259	16,270	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		4,154	2,230	2,210	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	8.01%	L + 7.00%	1.00%	10/19/27		43,991	43,164	43,331	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	10/19/27		10,998	2,512	2,474	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		4,399	(82)	(66)	(2) (3) (4)
ATX Networks Corp.	Communications Equipment	8.51%	L + 7.50%	1.00%	09/01/26		4,445	4,445	4,356	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	5.75%	L + 4.50%	1.25%	09/11/23		7,054	7,030	6,878
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/22/26	GBP	11,990	15,781	15,436	(1) (2) (3)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/22/26	GBP	870	—	(23)	(1) (2) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/22/26	GBP	2,400	(62)	(63)	(1) (2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services	7.50%	S + 6.50%	1.00%	01/08/26		25,839	25,395	25,581	(2) (3)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	1.00%	01/08/26		1,090	(21)	(11)	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	6.75%	S + 6.00%	0.75%	01/25/28		962	946	945	(2)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	0.75%	01/25/28		38	(1)	(1)	(2) (4)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		26,494	25,541	26,362	(2) (3)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		3,052	3,038	3,036	(2) (3)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		1,226	1,211	1,220	(2) (3)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		549	530	547	(2) (3)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		438	422	436	(2) (3)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		1,344	(16)	(7)	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		1,661	(8)	(8)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27		18,669	18,491	18,482	(2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27		5,026	(24)	(50)	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		17,972	17,647	17,747	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		804	775	794	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		L + 6.50%	1.00%	10/01/25		180	(3)	(2)	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24		19,779	19,286	19,582	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24		3,433	3,311	3,398	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24		2,016	1,995	1,996	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	7.51%	L + 6.50%	1.00%	12/31/27		31,415	30,804	30,865	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	$3,140	$(60)	$(55)	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	16,911	16,193	16,868	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,229	11,017	11,201	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	11,052	9,764	9,905	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	7,123	6,820	7,105	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	2,180	(39)	(5)	(2) (3) (4)
CivicPlus LLC	Software	6.75%	L + 6.00%	0.75%	08/24/27	6,300	6,184	6,158	(2) (3)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	592	(11)	(13)	(2) (3) (4)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	2,960	(27)	(67)	(2) (3) (4)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	28,197	26,484	27,633	(2) (3)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	12,900	(544)	(258)	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	03/31/28	2,123	—	—	(2) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	03/31/28	14,864	—	—	(2) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	03/31/28	4,459	—	(45)	(2) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	60,743	53,038	48,291	(2) (3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	17,856	15,534	14,195	(2) (3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 15.00%	1.50%	08/30/24	6,222	6,222	6,393	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	22,606	22,305	22,324	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	8,897	145	93	(2) (3) (4)
Cordeagle US Finco, Inc. (dba Condeco)	Software	7.75%	L + 6.75%	1.00%	07/30/27	25,223	24,753	24,719	(1) (2) (3)
Cordeagle US Finco, Inc. (dba Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,461	(44)	(49)	(1) (2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	8.01%	L + 7.00% (incl. 5.00% PIK)	1.01%	05/14/25	25,293	23,162	20,677	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,687	(115)	(308)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/03/25	28,301	27,529	28,017	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/27/25	14,892	14,639	14,743	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	1.00%	10/03/25	2,170	(11)	(22)	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	6.76%	L + 5.75%	1.01%	08/28/28	21,561	21,159	21,130	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	6.76%	L + 5.75%	1.01%	08/28/28	7,402	2,180	2,122	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/26/27	1,711	(31)	(34)	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€37,965	42,874	42,209	(2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	24,539	23,657	24,662	(2) (3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,100	(49)	16	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	7,001	6,598	6,861	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,493	1,458	1,463	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,373	1,313	1,345	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	559	546	548	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	930	347	363	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.60%	L + 5.50%	1.10%	12/06/25	10,449	10,051	10,345	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.60%	L + 5.50%	1.10%	12/06/25	4,915	4,844	4,866	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.60%	L + 5.50%	1.10%	12/06/25	4,503	4,412	4,458	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,269	709	771	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	8.00%	S + 7.00%	1.00%	05/03/27	39,908	39,203	39,209	(2) (3)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	1.00%	05/03/27	3,620	(62)	(63)	(2) (3) (4)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	02/24/28	919	915	914	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	02/24/28	81	—	—	(2) (3) (4)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	11/17/26	34,244	33,764	33,645	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50% (incl. 3.00% PIK)	1.50%	10/04/27	57,044	55,740	55,618	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	22,131	16,977	16,887	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	3,380	1,101	1,094	(2) (3) (4)
Gainsight, Inc.	Software	7.50%	L + 6.75% PIK	0.75%	07/30/27	41,957	41,300	41,433	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Gainsight, Inc.	Software		L + 6.75%	0.75%	07/30/27	$5,320	$(83)	$(67)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	14,813	14,590	14,516	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	2,599	2,560	2,547	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	969	949	949	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	1,880	349	338	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.50%	L + 6.50%	1.00%	01/29/27	29,293	28,674	29,146	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.01%	L + 6.00%	1.00%	01/29/27	3,794	2,236	2,270	(2) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	2,583	(31)	(13)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	42,387	42,285	42,281	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	4,710	(11)	(12)	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	14,718	(18)	(37)	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	7.25%	L + 5.75%	1.50%	05/22/26	22,395	22,135	22,227	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	7.25%	L + 5.75%	1.50%	05/22/26	982	823	827	(2) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.55%	05/22/26	3,664	(8)	(27)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	5.50%	L + 4.50%	1.00%	06/30/25	6,341	6,307	5,815
HealthEdge Software, Inc.	Health Care Technology	8.00%	L + 7.00%	1.00%	04/09/26	35,400	34,733	34,692	(2) (3)
HealthEdge Software, Inc.	Health Care Technology	8.00%	L + 7.00%	1.00%	04/09/26	5,030	709	609	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	3,800	(71)	(76)	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	9,500	(89)	(190)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.51%	L + 6.00%	1.00%	12/15/26	14,961	14,505	14,491	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	19,132	18,854	18,941	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,884	7,743	7,805	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,482	258	273	(2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	10.75%	L + 9.75%	1.00%	07/13/23	39,743	38,030	38,352	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	7.01%	L + 6.00%	1.00%	10/15/27	24,296	23,840	23,749	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	7.01%	L + 6.00%	1.00%	10/15/27	15,279	5,063	4,913	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,802	(52)	(63)	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	35,224	34,738	34,784	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	11,399	11,297	11,257	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,805	10,712	10,670	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.76%	L + 6.75%	1.00%	07/09/25	57,226	54,028	55,509	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.76%	L + 6.75%	1.01%	07/09/25	4,688	545	563	(2) (3) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	72,489	70,332	72,489	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	13,350	12,947	13,350	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	4,531	4,484	4,531	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.51%	L + 5.50%	1.01%	04/02/25	53,351	51,403	53,218	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	4,400	(66)	(11)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	10.13%	L + 9.00%	1.00%	04/12/24	2,361	2,361	2,361	^ (3)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	5,844	5,806	5,348
Kawa Solar Holdings Limited	Construction & Engineering				12/31/22	3,917	3,603	1,328	^ (1) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/22	3,318	800	—	^ (1) (3) (6)
Lithium Technologies, Inc.	Interactive Media & Services	9.03%	L + 8.00%	1.03%	10/03/22	89,013	87,545	88,123	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	5,110	2,000	1,993	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	7.76%	L + 6.75%	1.01%	12/16/27	15,358	14,989	14,974	(2) (3)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	7.75%	L + 6.75%	1.00%	12/16/26	2,200	278	275	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	7.51%	L + 6.50%	1.00%	10/09/26	945	905	896	(2) (3)
Mervin Manufacturing, Inc.	Leisure Products	8.50%	L + 7.50%	1.00%	09/30/22	10,641	10,640	10,534	(3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.00%	P + 4.50%	3.50%	12/15/27	10,322	10,124	10,090	(2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.00%	P + 4.50%	3.50%	12/15/27	2,217	32	24	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	66,138	64,914	65,145	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	$6,895	$6,766	$6,792	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	5,923	(108)	(89)	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.51%	L + 5.50%	1.00%	02/10/26	23,398	22,436	23,242
MRI Software LLC	Real Estate Mgmt. & Development	6.51%	L + 5.50%	1.00%	02/10/26	5,306	5,292	5,270
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,280	(11)	(9)	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(29)	(11)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	17,210	16,882	16,866	(2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	17,431	8,455	8,356	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,992	891	888	(2) (3) (4)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	22,818	22,456	22,304	(2) (3)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	12,178	11,949	11,904	(2) (3)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	9,381	9,234	9,170	(2) (3)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	3,610	(58)	(81)	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	6,659	(62)	(150)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	5.50%	L + 4.50%	1.00%	03/27/24	3,852	3,845	2,949
Picture Head Midco LLC	Entertainment	7.75%	S + 6.75%	1.00%	08/31/23	45,651	43,545	45,309	(2) (3)
Pioneer Buyer I, LLC	Software	7.75%	L + 7.00% PIK	0.75%	11/01/28	24,482	24,029	23,992	(2) (3)
Pioneer Buyer I, LLC	Software		L + 7.00%	0.75%	11/01/27	4,300	(80)	(86)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	54,313	56,011	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	905	892	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	905	891	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(163)	(98)	(2) (3) (4)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	75,915	74,583	74,586	(2) (3)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	5,100	(86)	(89)	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	18,776	18,429	18,354	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	10,168	2,604	2,461	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/27	3,052	922	908	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	27,277	26,086	26,868	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	7,616	7,512	7,502	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	6,139	6,054	6,047	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	5,774	1,227	1,220	(2) (3) (4)
Professional Physical Therapy	Health Care Providers & Services	9.50%	L + 8.50% (incl. 2.50% PIK)	1.00%	12/16/22	5,975	5,803	5,139	(3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	7.76%	L + 6.75%	1.01%	07/06/26	35,628	34,975	34,916	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	75	(1)	(2)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	18,948	18,645	18,901	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	7,752	7,611	7,733	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,445	(53)	(9)	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.51%	L + 5.50%	1.00%	11/01/28	22,962	22,743	22,790	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.51%	L + 5.50%	1.00%	11/01/28	1,975	1,956	1,960	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.51%	L + 5.50%	1.00%	11/01/28	1,411	1,397	1,400	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	1.00%	11/01/28	2,040	—	5	(2) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	591	569	590	(2) (3)
Purfoods, LLC	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	399	243	248	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	2,859	—	—	(2) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	11,407	—	—	(2) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	$2,859	$—	$—	(2) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	21,897	21,019	21,787	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	1,658	1,641	1,650	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/21/25	4,094	(68)	(20)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.26%	L + 6.25%	1.01%	05/25/27	21,167	20,792	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,387	(58)	(59)	(1) (2) (3) (4)
Smarsh, Inc.	Software	7.25%	S + 6.50%	0.75%	02/16/29	26,667	26,403	26,400
Smarsh, Inc.	Software		S + 6.50%	0.75%	02/16/29	1,667	(16)	(17)	(4)
Smarsh, Inc.	Software		S + 6.50%	0.75%	02/16/29	6,667	(33)	(33)	(4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	28,737	27,056	27,156	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	2,059	1,935	1,945	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.25%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,030	968	973	(2) (3)
SpendMend, LLC	Health Care Providers & Services	6.75%	S + 5.75%	1.00%	03/01/28	639	628	628	(2)
SpendMend, LLC	Health Care Providers & Services	6.75%	S + 5.75%	1.00%	03/01/28	83	10	10	(2) (4)
SpendMend, LLC	Health Care Providers & Services		S + 5.75%	1.00%	03/01/28	278	(2)	(2)	(2) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	15,600	15,340	15,405	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	2,514	2,467	2,482	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,500	(40)	(31)	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.50%	L + 6.50%	1.00%	07/02/27	41,043	40,471	40,427	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.50%	L + 6.50%	1.00%	07/02/27	4,925	1,082	1,075	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	12,313	(84)	(185)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.76%	L + 5.75%	1.01%	10/09/26	20,601	8,488	8,453	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.76%	L + 5.75%	1.00%	10/09/26	4,066	4,017	4,025	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.76%	L + 5.75%	1.00%	10/09/26	341	336	338	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	111	(2)	(1)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	6.75%	L + 5.75%	1.00%	08/31/27	31,716	31,104	30,923	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	7.50%	L + 6.50%	1.00%	08/31/27	959	923	935	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 5.75%	1.00%	08/31/26	122	(2)	(3)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.76%	L + 5.75%	1.00%	11/30/26	28,322	27,862	28,038	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	8,991	8,843	8,901	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	7,209	7,085	7,137	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	5,007	4,017	4,054	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,541	(71)	(45)	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.00%	L + 7.00%	1.00%	08/02/27	826	789	806	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	26,260	25,059	25,800	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.25%	P + 4.75%	3.50%	08/15/25	4,565	2,629	2,659	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.76%	L + 5.75%	1.00%	08/15/25	7,921	2,119	2,079	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 6.00%	1.00%	08/15/25	2,120	(19)	(37)	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	8.01%	L + 7.00%	1.00%	12/18/26	39,431	38,845	39,431	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	$14,686	$(66)	$—	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	07/15/26	5,045	4,955	4,944	(2) (3)
Total Vision LLC	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	07/15/26	2,511	2,467	2,461	(2) (3)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	1,270	(22)	(25)	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	10,400	(104)	(208)	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	17,100	—	(342)	(2) (3) (4)
Tronair Parent Inc.	Air Freight & Logistics	7.25%	L + 6.25% (incl. 0.50% PIK)	1.00%	09/08/23	6,350	6,313	5,708
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	21,818	21,461	21,654	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	7,582	7,449	7,525	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.25%	1.00%	12/21/26	3,023	(48)	(23)	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	31,382	29,918	30,755	(2)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	22,800	22,383	22,401	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	2,626	883	837	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	2,181	(39)	(38)	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	28,103	27,725	27,681	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.51%	L + 5.50%	1.01%	06/29/27	4,714	1,876	1,868	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.00%	P + 4.50%	3.50%	06/29/27	944	82	80	(2) (3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	01/18/28	25,126	23,456	24,749	(2) (3)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	01/18/28	5,534	5,453	5,451	(2) (3)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	2,617	(19)	(39)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	21,944	21,574	21,944	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,600	(42)	—	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	4,000	(39)	—	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.76%	L + 5.75%	1.00%	12/21/27	17,475	17,139	17,126	(2) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.71%	L + 5.75%	1.00%	12/21/27	5,829	5,717	5,712	(2) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	2,340	552	550	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	5,840	(56)	(117)	(2) (3) (4)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	15,400	15,015	15,400	(2) (3)
Wine.com, LLC	Beverages	8.00%	L + 7.00%	1.00%	11/14/24	3,700	3,645	3,700	(2) (3)
WorkForce Software, LLC	Software	8.25%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	21,852	21,055	21,415	(2) (3)
WorkForce Software, LLC	Software	8.25%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	3,092	3,034	3,030	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	$1,894	$603	$594	(2) (3) (4)
WorkForce Software, LLC	Software		L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	2,319	(22)	(46)	(2) (3) (4)
WSO2, Inc.	IT Services	8.50%	L + 7.50% (incl. 3.00% PIK)	1.00%	11/04/26	31,376	30,799	30,748	(2) (3)
Xactly Corporation	IT Services	8.25%	L + 7.25%	1.00%	07/31/23	62,025	60,767	62,025	(2) (3)
Xactly Corporation	IT Services		L + 7.25%	1.00%	07/31/23	3,874	(32)	—	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	35,480	34,842	35,480	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	27,870	27,359	27,870	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,757	(120)	—	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	9.01%	L + 8.00%	1.01%	12/21/26	50,230	49,002	49,100	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	1.00%	12/22/25	7,500	(168)	(169)	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							2,992,700	3,004,541
1st Lien/Last-Out Unitranche (7) - 6.27%
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	$38,967	$37,625	$38,383	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.75%	L + 6.75%	1.00%	02/28/24	24,938	24,539	24,314	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.00%	L + 6.00%	1.00%	02/28/24	22,863	21,874	22,520	(2) (3)
Doxim, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	02/28/24	6,717	6,604	6,582	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	5,216	5,121	5,203	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.00%	L + 8.00%	1.00%	02/28/24	3,908	3,846	3,898	(2) (3)
Total 1st Lien/Last-Out Unitranche							99,609	100,900
2nd Lien/Senior Secured Debt - 17.02%
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	$9,252	$8,837	$6,684	^ (3)
Bolttech Mannings, Inc.	Commercial Services & Supplies	8.52%	L + 8.00% PIK		08/20/23	11,767	11,179	11,178	^^ (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	12,150	9,714	1,701	(2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				05/11/26	15,511	—	—	(2) (3) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.71%	L + 7.50%		07/31/25	17,000	15,866	16,532	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.25%	L + 7.50%	0.75%	07/31/25	13,890	13,637	13,508	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.81%	L + 7.50%		07/31/25	4,939	4,796	4,803	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	7.71%	L + 7.50%		07/31/25	4,300	4,014	4,182	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(3) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	9.50%	L + 8.50%	1.00%	12/22/24	29,200	27,977	28,835	(2) (3)
MPI Engineered Technologies, LLC	Auto Components	12.00%			07/15/25	14,874	14,874	12,941	(3)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	35,158	35,587	(2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.00%	L + 8.00%	1.00%	10/12/25	45,348	40,683	43,081	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.01%	L + 7.00%	1.00%	01/31/26	12,525	11,436	11,423	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	8.75%	L + 7.75%	1.00%	11/07/25	36,844	34,203	35,831	(2) (3)
Zep Inc.	Chemicals	9.26%	L + 8.25%	1.00%	08/11/25	53,049	47,658	47,745	(2)
Total 2nd Lien/Senior Secured Debt							289,934	274,031
Unsecured Debt - 0.12%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK		09/01/28	$1,836	$1,542	$1,487	^ (1) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/22	1,266	1,055	400	^ (1) (3) (6)
Total Unsecured Debt							2,597	1,887

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.26%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$4,286	(2) (3) (6)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	13,789	(2) (3) (6)
Foundation Software	Construction & Engineering		08/31/20	22	21	25	(2) (3) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	10,691	(2) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	75,668	778	—	^ (1) (3) (5)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	11	(2) (3) (6)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	11,261	(2) (3) (6)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,417	(2) (3) (6)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	9,006	(2) (3) (6)
Total Preferred Stock					48,258	52,486
Common Stock - 2.52%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,933	(2) (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (6)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	1,615	^ (1) (3) (6)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	8,084	^^ (3) (6)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	4,056	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,494	^^^ (1) (2) (3) (6)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	^ (1) (3) (6)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	889	—	(2) (3) (6)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (6)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	25	(2) (3) (6)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	9	(2) (3) (6)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,354	^ (3) (6)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	18,869	56	286	(6)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	433	(2) (3) (6)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	760	(1) (6)
Total Vision LLC	Health Care Providers & Services		07/15/21	72,571	1,270	1,379	(2) (3) (6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	2,908	2,908	2,718	(2) (3) (6)
WhiteWater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,465	(2) (3) (6)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,661	(2) (3) (6)
Total Common Stock					79,259	40,668
Warrants - 0.14%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$2,191	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(2) (3) (6)
Total Warrants					1,849	2,191
Total Investments - 215.95%					$3,514,206	$3,476,704

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except share and per share amounts)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt.”
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 2.10%, 1.47%, 0.96% and 0.45%, respectively. As of March 31, 2022, 1 month SOFR was 0.16%, 3 month SOFR was 0.09%, 3 month C was 1.26%, P was 3.50%, and Canadian Prime rate ("CDN P") was 2.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").

#	Percentages are based on net assets.
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022 the aggregate fair value of these securities is $165,364 or 4.67% of the Company’s total assets.

(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies."

(5)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies."
(6)	Non-income producing security.
(7)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2022, the aggregate fair value of these securities is $94,585 or 5.88% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 611	Euro 514	04/06/22	$42
Bank of America, N.A.	U.S. Dollar 619	Euro 520	07/06/22	42
Bank of America, N.A.	U.S. Dollar 627	Euro 525	10/06/22	40
				$124

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2021 (continued)

(in thousands, except share and per share amounts)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt.”
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
^

As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions.”

^^

As defined in the Investment Company Act, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions.”

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

(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies."

(5)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies."
(6)	Non-income producing security.
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

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 624	Euro 525	01/06/22	$26
Bank of America, N.A.	U.S. Dollar 611	Euro 514	04/06/22	25
Bank of America, N.A.	U.S. Dollar 619	Euro 520	07/06/22	25
Bank of America, N.A.	U.S. Dollar 627	Euro 525	10/06/22	24
				$100

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with The Goldman Sachs Group, Inc. (“GS Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche loans, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Prepayment premiums	$609	$450
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,366	$7,659

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

Purchase Accounting

On October 12, 2020 the Company completed its merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations- Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of purchase discount for the three months ended March 31, 2022 and 2021, was $4,308 and $9,140. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2022, the Company had certain investments held in five portfolio companies on non-accrual status, which represented 2.8% and 2.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2021, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.5% and 1.8% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2022 and December 31, 2021, the Company held an aggregate cash balance of $31,413 and $33,764. Foreign currency of $2,533 and $2,614 (acquisition cost of $2,590 and $2,760) is included in cash as of March 31, 2022 and December 31, 2021.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2022 and 2021, the Company accrued excise taxes of $834 and $308. As of March 31, 2022, $(190) of accrued excise taxes remained payable.

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

The Company has a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through any 10b5-1 plan the Company may adopt.

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility is presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2022 and 2021 Management Fees amounted to $8,817 and $8,200 and the Investment Adviser has voluntarily agreed to waive $0 and $500 of Management Fees. As of March 31, 2022, $8,817 remained payable.

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

For the three months ended March 31, 2022 and 2021, Incentive Fees based on income amounted to $8,190 and $12,055. GSAM voluntarily agreed to waive $7,545 and $8,322 of Incentive Fees for the three months ended March 31, 2022 and 2021. As of March 31, 2022, $645 remained payable. For the three months ended March 31, 2022 and 2021, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three months ended March 31, 2021, GSAM waived $3,733 of Incentive Fees.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $515 and $472. As of March 31, 2022, $494 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three months ended March 31, 2022 and 2021, the Company incurred expenses for services provided by the Transfer Agent of $9 and $4. As of March 31, 2022, $7 remained payable.

Affiliates

GS Group Inc. owned 6.36% as of March 31, 2022 and 6.37% as of December 31, 2021 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$20,866	$(18,660)	$(2,035)	$716	$19,262	$275
Total Controlled Affiliates	$18,375	$20,866	$(18,660)	$(2,035)	$716	$19,262	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$39,099	$(39,099)	$—	$—	$—	$—
Animal Supply Holdings, LLC	6,569	188	—	—	(73)	6,684	189
ATX Networks Corp.	6,039	76	(55)	—	1,398	7,458	151
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	59	5,550	69
Conergy Asia & ME Pte. LTD	400	—	—	—	—	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	1,119	8,715	59
Kawa Solar Holdings Limited	1,328	—	—	—	—	1,328	—
Total Non-Controlled Affiliates	$32,819	$39,363	$(39,154)	$—	$2,503	$35,531	$468
Total Affiliates	$51,194	$60,229	$(57,814)	$(2,035)	$3,219	$54,793	$743

For the Year Ended December 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	19,810	4,974	—	—	(6,409)	18,375	1,486
Total Controlled Affiliates	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$809,929	$(809,929)	$—	$—	$—	$2
Animal Supply Holdings, LLC	16,838	723	—	(756)	(10,236)	6,569	723
ATX Networks Corp.	—	6,133	—	—	(94)	6,039	196
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	1,126	5,491	307
Conergy Asia & ME Pte. LTD	334	—	—	—	66	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(2,582)	7,596	926
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—
Total Non-Controlled Affiliates	$87,211	$816,785	$(858,423)	$35,160	$(47,914)	$32,819	$2,148
Total Affiliates	$107,021	$821,759	$(858,423)	$35,160	$(54,323)	$51,194	$3,634

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2022 and December 31, 2021, there were $317 and $585 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the “Accounts”). GSAM Private Credit is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,992,700	$3,004,541	$2,930,047	$2,945,368
1st Lien/Last-Out Unitranche	99,609	100,900	157,768	162,532
2nd Lien/Senior Secured Debt	289,934	274,031	295,533	283,521
Unsecured Debt	2,597	1,887	2,558	1,733
Preferred Stock	48,258	52,486	48,258	52,655
Common Stock	79,259	40,668	71,777	30,784
Warrants	1,849	2,191	1,849	1,850
Total	$3,514,206	$3,476,704	$3,507,790	$3,478,443

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2022			December 31, 2021
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	15.0%		32.3%	13.5%		29.0%
Health Care Providers & Services	10.7		23.1	10.3		22.3
Health Care Technology	10.1		21.8	11.0		23.6
Diversified Financial Services	9.5		20.5	9.2		19.9
Professional Services	8.0		17.3	7.9		17.1
Diversified Consumer Services	6.3		13.7	6.1		13.2
Real Estate Mgmt. & Development	6.3		13.5	5.8		12.5
IT Services	5.9		12.7	5.8		12.6
Interactive Media & Services	3.5		7.5	5.2		11.1
Commercial Services & Supplies	3.4		7.4	3.3		7.1
Health Care Equipment & Supplies	3.2		6.9	3.2		6.9
Entertainment	2.2		4.7	2.2		4.7
Chemicals	1.7		3.6	1.8		3.8
Hotels, Restaurants & Leisure	1.6		3.5	1.6		3.4
Transportation Infrastructure	1.5		3.3	1.5		3.3
Road & Rail	1.2		2.7	1.2		2.7
Internet & Direct Marketing Retail	1.1		2.4	1.1		2.4
Household Products	1.1		2.4	1.1		2.4
Aerospace & Defense	1.0		2.2	1.0		2.2
Beverages	1.0		2.1	1.0		2.2
Construction & Engineering	1.0		2.1	1.0		2.1
Trading Companies & Distributors	0.7		1.6	0.7		1.5
Independent Power and Renewable Electricity Producers	0.7		1.6	0.7		1.6
Pharmaceuticals	0.4		0.9	0.4		0.9
Auto Components	0.4		0.8	0.9		1.9
Insurance	0.4		0.8	0.4		0.8
Containers & Packaging	0.3		0.7	0.3		0.7
Leisure Products	0.3		0.7	0.3		0.7
Energy Equipment & Services	0.2		0.5	0.2		0.5
Communications Equipment	0.2		0.5	0.2		0.4
Textiles, Apparel & Luxury Goods	0.2		0.4	0.2		0.4
Distributors	0.2		0.4	0.2		0.4
Air Freight & Logistics	0.2		0.4	0.2		0.4
Specialty Retail	0.2		0.4	0.2		0.3
Capital Markets	0.2		0.3	0.2		0.3
Food Products	0.1		0.2	0.1		0.1
Building Products	—	(1)	0.1	—	(1)	0.1
Oil, Gas & Consumable Fuels(1)	—		—	—		—
Total	100.0%		216.0%	100.0%		215.5%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2022	December 31, 2021
United States	96.5%	96.5%
Canada	3.0	3.0
United Kingdom	0.5	0.5
Germany(1)	—	—
Singapore(1)	—	—
Ireland(1)	—	—
Total	100.0%	100.0%
(1)
Amount rounds to less than 0.1%.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,798,359	Discounted cash flows	Discount Rate	7.7% - 33.7%	9.9%
	1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	100,900	Discounted cash flows	Discount Rate	11.6% - 11.7%	11.6%
2nd Lien/Senior Secured Debt	170,081	Discounted cash flows	Discount Rate	11.0% - 16.4%	12.3%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.1x
Unsecured Debt	1,487	Discounted cash flows	Discount Rate	—	13.4%
	400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,179	Comparable multiples	EV/EBITDA(6)	8.9x - 16.9x	16.8x
	50,307	Comparable multiples	EV/Revenue	1.5x - 15.4x	7.9x
Common Stock	10,946	Discounted cash flows	Discount Rate	14.6% - 30.5%	23.8%
	21,251	Comparable multiples	EV/EBITDA(6)	5.3x - 18.6x	10.3x
	7,425	Comparable multiples	EV/Revenue	0.7x - 17.0x	6.8x
Warrants	2,191	Comparable multiples	EV/Revenue	—	8.9x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,271,598	Discounted cash flows	Discount Rate	7.1% - 22.5%	9.1%
	1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	162,532	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.4%
2nd Lien/Senior Secured Debt	177,079	Discounted cash flows	Discount Rate	9.7% - 15.4%	11.2%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	1,333	Discounted cash flows	Discount Rate	—	14.8%
	400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,425	Comparable multiples	EV/EBITDA(6)	10.5x - 21.4x	21.2x
	18,121	Comparable multiples	EV/Revenue	1.5x - 5.7x	2.0x
Common Stock	10,887	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.1%
	12,871	Comparable multiples	EV/EBITDA(6)	4.4x - 19.2x	10.3x
	4,002	Comparable multiples	EV/Revenue	0.7x - 18.9x	14.9x
Warrants	1,850	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of March 31, 2022, included within the fair value of Level 3 assets of $3,259,830 is an amount of $91,275 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,070,827 or 97.0% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$113,579	$2,890,962	$3,004,541	$—	$102,358	$2,843,010	$2,945,368
1st Lien/Last-Out Unitranche	—	—	100,900	100,900	—	—	162,532	162,532
2nd Lien/Senior Secured Debt	—	102,249	171,782	274,031	—	104,741	178,780	283,521
Unsecured Debt	—	—	1,887	1,887	—	—	1,733	1,733
Preferred Stock	—	—	52,486	52,486	—	—	52,655	52,655
Common Stock	1,046	—	39,622	40,668	684	—	30,100	30,784
Warrants	—	—	2,191	2,191	—	—	1,850	1,850
Total Assets	$1,046	$215,828	$3,259,830	$3,476,704	$684	$207,099	$3,270,660	$3,478,443
Unrealized appreciation (depreciation) on the foreign currency forward contracts	$—	$124	$—	$124	$—	$100	$—	$100
The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$2,843,010	$124,716	$(629)	$(1,966)	$(55,268)	$5,269	$—	$(24,170)	$2,890,962	$(1,937)
1st Lien/Last-Out Unitranche	162,532	—	—	(3,473)	(60,988)	2,829	—	—	100,900	(1,454)
2nd Lien/Senior Secured Debt	178,780	13,975	(2,035)	(786)	(18,660)	508	—	—	171,782	(786)
Unsecured Debt	1,733	29	—	114	—	11	—	—	1,887	114
Preferred Stock	52,655	—	—	(169)	—	—	—	—	52,486	(169)
Common Stock	30,100	7,481	—	2,041	—	—	—	—	39,622	2,041
Warrants	1,850	—	—	341	—	—	—	—	2,191	341
Total Assets	$3,270,660	$146,201	$(2,664)	$(3,898)	$(134,916)	$8,617	$—	$(24,170)	$3,259,830	$(1,850)
For the Three Months Ended March 31, 2021
1st Lien/Senior Secured Debt	$2,384,944	$188,027	$(3)	$(3,761)	$(182,178)	$12,152	$402	$(8,052)	$2,391,531	$(394)
1st Lien/Last-Out Unitranche	143,231	6,638	—	540	(13,949)	834	—	—	137,294	912
2nd Lien/Senior Secured Debt	407,872	2,635	—	1,405	(4,746)	1,359	—	(52,671)	355,854	1,584
Unsecured Debt	334	—	—	(31)	—	—	—	—	303	(31)
Preferred Stock	48,080	7,086	—	(165)	—	—	—	—	55,001	(165)
Common Stock	65,284	2,540	7,497	(10,405)	(17,280)	—	—	—	47,636	(3,404)
Warrants	1,024	—	—	(314)	—	—	—	—	710	(314)
Total Assets	$3,050,769	$206,926	$7,494	$(12,731)	$(218,153)	$14,345	$402	$(60,723)	$2,988,329	$(1,812)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings.
(2)
Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(3)
Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2022	December 31, 2021
Revolving Credit Facility	3	$861,532	$858,722
Convertible Notes	2	$155,698	$158,116
2025 Notes	2	$360,648	$377,778
2026 Notes	2	$481,550	$513,037

6. DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 186% and 186%.

The Company’s outstanding debt was as follows:

	As of
	March 31, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(2)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(2)
Revolving Credit Facility(1)	$1,695,000	$833,264	$861,532	$1,695,000	$837,164	$858,722
Convertible Notes	155,000	—	154,997	155,000	—	154,665
2025 Notes	360,000	—	356,035	360,000	—	355,735
2026 Notes	500,000	—	492,743	500,000	—	492,304
Total Debt	$2,710,000	$833,264	$1,865,307	$2,710,000	$837,164	$1,861,426

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $804,074, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $799,574 , in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150.
(2)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2022 and the year ended December 31, 2021 was 2.82% and 2.90%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2022 and the year ended December 31, 2021 was $1,895,255 and $1,621,442.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, November 20, 2020 and August 13, 2021. Subsequent to quarter ended March 31, 2022, the Company entered into an amendment to the Revolving Credit Facility. For further information, see Note 12 “Subsequent Events”.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, (iv) maintaining a minimum Company net worth of at least $700,000, (v) maintaining a minimum liquidity test of at least 10% of the covered debt amount during any period when the adjusted covered debt balance is greater than 90% of the adjusted borrowing base, each as defined in the Revolving Credit Facility, and (vi) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2022, the Company is in compliance with these covenants.

Costs of $25,095 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2022 and December 31, 2021, deferred financing costs were $11,971 and $12,631.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$4,461	$3,377
Facility fees	764	952
Amortization of financing costs	659	686
Total	$5,884	$5,015
Weighted average interest rate	2.06%	2.01%
Average outstanding balance	$880,255	$679,758

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which includes $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”).

On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes have identical terms, are fungible with and are part of the Initial Convertible Notes.

The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured on April 1, 2022. For further information, see Note 12 “Subsequent Events.”

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

The below table presents the components of the carrying value of the Convertible Notes:

	March 31, 2022	December 31, 2021
Principal amount of debt	$155,000	$155,000
OID, net of accretion	—	118
Unamortized debt issuance costs	3	217
Carrying Value	$154,997	$154,665
Stated interest rate	4.50%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	4.80%	4.80%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$1,744	$1,744
Accretion of OID	118	115
Amortization of debt issuance costs	213	299
Total	$2,075	$2,158

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.75% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2025 Notes:

	March 31, 2022	December 31, 2021
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	3,965	4,265
Carrying Value	$356,035	$355,735

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$3,375	$3,375
Amortization of debt issuance costs	300	346
Total	$3,675	$3,721

2026 Notes

On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of its 2.875% unsecured notes due 2026 (the "2026 Notes"). The 2026 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2026 Notes:

	March 31, 2022	December 31, 2021
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	7,257	7,696
Carrying Value	$492,743	$492,304

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$3,594	$3,594
Amortization of debt issuance costs	439	478
Total	$4,033	$4,072

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

For the three months ended March 31, 2022 and 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,013 and $3,442.

The Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities was as follows:

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2022
Bank of America, N.A.	$124	$—	$124	$—	$124
December 31, 2021
Bank of America, N.A.	$100	$—	$100	$—	$100

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net realized gain (loss) on foreign currency forward contracts	$30	$(114)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	24	247
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$54	$133

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment(1)
	March 31, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$584	$1,151
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	3,778	4,082
Acquia, Inc.	3,268	3,268
Apptio, Inc.	3,231	3,230
AQ Helios Buyer, Inc. (dba SurePoint)	12,027	14,189
Aria Systems, Inc.	1,893	1,893
Assembly Intermediate LLC	12,757	12,757
Bigchange Group Limited	4,296	4,426
Broadway Technology, LLC	1,090	—
BSI3 Menu Buyer, Inc (dba Kydia)	38	—
Bullhorn, Inc.	3,005	4,601
Businessolver.com, Inc.	5,026	5,026
Capitol Imaging Acquisition Corp.	180	180
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	3,300	4,339
CivicPlus LLC	3,552	3,552
CloudBees, Inc.	12,900	12,900
Coding Solutions Acquisition, Inc.	21,063	—
CORA Health Holdings Corp	8,692	8,897
Cordeagle US Finco, Inc. (dba Condeco)	2,460	11,506
CorePower Yoga LLC	1,687	1,687
CST Buyer Company (dba Intoxalock)	2,170	2,170
DECA Dental Holdings LLC	6,843	6,843
Diligent Corporation	3,100	3,100
Elemica Parent, Inc.	549	409
Eptam Plastics, Ltd.	1,475	681
ESO Solutions, Inc	3,620	3,620
Experity, Inc.	81	3,332
Fullsteam Operations LLC	6,893	16,298
Gainsight, Inc.	5,320	5,320
GHA Buyer Inc. (dba Cedar Gate)	1,504	1,254
GovDelivery Holdings, LLC (dba Granicus, Inc.)	4,087	4,087
Governmentjobs.com, Inc. (dba NeoGov)	19,428	19,427
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,811	4,180
HealthEdge Software, Inc.	17,621	18,330
Helios Buyer, Inc. (dba Heartland)	2,504	9,592
Honor HN Buyer, Inc	12,825	18,095
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	3,985	4,688
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
Lithium Technologies, Inc.	3,066	3,066
LS Clinical Services Holdings, Inc (dba CATO)	1,870	2,200
Millstone Medical Outsourcing, LLC	2,144	2,144
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	5,923	5,183
MRI Software LLC	2,892	7,994
NFM & J, L.P. (dba the Facilities Group)	10,770	11,219
One GI LLC	10,269	13,598
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	8,728
Pluralsight, Inc	5,100	5,100
Premier Care Dental Management, LLC	9,554	9,982

	Unfunded Commitment(1)
	March 31, 2022	December 31, 2021
Premier Imaging, LLC (dba Lucid Health)	$4,467	$5,778
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	3,445	3,445
PT Intermediate Holdings III, LLC (dba Parts Town)	2,020	1,980
Purfoods, LLC	150	150
Qualawash Holdings, LLC	16,868	—
Riverpoint Medical, LLC	4,094	4,094
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Smarsh, Inc.	8,334	—
SpendMend, LLC	350	—
StarCompliance Intermediate, LLC	2,500	2,500
Sundance Group Holdings, Inc. (dba NetDocuments)	16,089	15,761
Sunstar Insurance Group, LLC	12,053	12,053
Superman Holdings, LLC (dba Foundation Software)	122	122
Sweep Purchaser LLC	5,444	8,105
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	9,648	9,069
Thrasio, LLC	14,686	14,686
Total Vision LLC	28,770	1,270
USN Opco LLC (dba Global Nephrology Solutions)	3,023	3,593
Volt Bidco, Inc. (dba Power Factors)	3,924	4,357
VRC Companies, LLC (dba Vital Records Control)	3,624	3,799
WebPT, Inc.	2,617	9,861
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	2,600
WhiteWater Holding Company LLC	7,583	9,652
WorkForce Software, LLC	3,582	—
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	6,757	6,757
Zodiac Intermediate, LLC (dba Zipari)	7,500	7,500
CFS Management, LLC (dba Center for Sight Management)	—	1,058
Convene 237 Park Avenue, LLC (dba Convene)	—	6,100
Total	$453,481	$441,790
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

9. NET ASSETS

Equity Issuances

There were no equity issuances of the Company’s common stock during the three months ended March 31, 2022 and 2021.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45	65,180
For the Three Months Ended March 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092

10. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net increase in net assets from operations	$40,158	$60,468
Weighted average shares outstanding	101,866,172	101,584,473
Basic and diluted earnings per share	$0.39	$0.60

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2022 and 2021 was less than the conversion price for the Convertible Notes outstanding as of March 31, 2022 and 2021. Therefore, for the three months ended March 31, 2022 and 2021, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Per Share Data:(1)
NAV, beginning of period	$15.86	$15.91
Net investment income	0.49	0.57
Net realized and unrealized gains (losses)(2)	(0.10)	0.02
Net increase in net assets from operations	0.39	0.59
Distributions declared from net investment income	(0.45)	(0.50)
Total increase (decrease) in net assets	(0.06)	0.09
NAV, end of period	$15.80	$16.00
Market price, end of period	$19.61	$19.33
Shares outstanding, end of period	101,885,413	101,599,020
Weighted average shares outstanding	101,866,172	101,584,473
Total return based on NAV(3)	2.09%	3.25%
Total return based on market value(4)	4.88%	3.79%
Supplemental Data/Ratio:(5)
Net assets, end of period	$1,609,951	$1,625,945
Ratio of net expenses to average net assets	7.08%	6.26%
Ratio of net expenses before voluntary waivers to average net assets	8.98%	8.47%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.98%	2.52%
Ratio of interest and other debt expenses to average net assets	3.94%	3.74%
Ratio of net incentive fees to average net assets	0.16%	—
Ratio of total expenses to average net assets	8.98%	9.41%
Ratio of net investment income to average net assets	12.62%	14.41%
Portfolio turnover	4%	6%

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

On April 1, 2022, the Convertible Notes matured and were repaid in full in accordance with their terms using proceeds from the Revolving Credit Facility.

On May 3, 2022, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 27, 2022 to holders of record as of June 30, 2022.

On May 5, 2022, the Company entered into a ninth amendment to its Revolving Credit Facility to, among other things: (i) extend the final maturity date to May 5, 2027, (ii) remove certain financial covenants, including the borrower minimum net worth and liquidity test covenants and (iii) replace LIBOR benchmark provisions with SOFR benchmark provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2022, we originated more than $6.29 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (collectively with the Company, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2021.

Merger with GS MMLC

On October 12, 2020, we completed our merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. As a result of the Merger, we issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders.

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the first quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of Russian Invasion of Ukraine

The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in or associated with Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber-attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our portfolio companies are difficult to predict.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,992.70	$3,004.54	$2,930.04	$2,945.37
First Lien/Last-Out Unitranche	99.61	100.90	157.77	162.53
Second Lien/Senior Secured Debt	289.93	274.03	295.53	283.52
Unsecured Debt	2.60	1.89	2.56	1.73
Preferred Stock	48.26	52.48	48.26	52.66
Common Stock	79.26	40.67	71.78	30.78
Warrants	1.85	2.19	1.85	1.85
Total Investments	$3,514.21	$3,476.70	$3,507.79	$3,478.44

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.0%	8.0%	7.9%	7.9%
First Lien/Last-Out Unitranche(2) (3)	9.2	9.3	9.5	9.1
Second Lien/Senior Secured Debt(2)	9.7	10.6	9.9	10.7
Unsecured Debt(2)	8.2	11.5	8.2	12.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	7.9%	8.0%	7.9%	8.0%

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

As of March 31, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 7.9% and 8.0%, as compared to 7.9% and 8.0%, as of December 31, 2021.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2022	December 31, 2021
Number of portfolio companies	124	121
Percentage of performing debt bearing a floating rate(1)	99.4%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	8.5%	8.4%
Weighted average yield on debt and income producing investments, at fair value(3)	8.5%	8.4%
Weighted average leverage (net debt/EBITDA)(4)	6.2x	6.4x
Weighted average interest coverage(4)	2.5x	2.5x
Median EBITDA(4)	$41.30 million	$38.97 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 38.1% and 40.3%, of total debt investments.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	3,292.12	94.6	3,301.85	94.9
Grade 3	102.82	3.0	115.24	3.3
Grade 4	81.76	2.4	61.35	1.8
Total Investments	$3,476.70	100.0%	$3,478.44	100.0%

The decrease in investments with a grade 3 investment performance rating was primarily driven by an investment with a fair value of $11.18 million being downgraded to a grade 4 investment performance rating due to underperformance.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,414.06	97.2%	$3,418.82	97.5%
Non-accrual	100.15	2.8	88.97	2.5
Total Investments	$3,514.21	100.0%	$3,507.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$130.46	$170.53
First Lien/Last-Out Unitranche	—	6.64
Second Lien/Senior Secured Debt	1.80	1.75
Preferred Stock	—	7.09
Common Stock	—	2.54
Total	$132.26	$188.55
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$59.32	$217.99
First Lien/Last-Out Unitranche	60.99	13.95
Second Lien/Senior Secured Debt	—	4.75
Common Stock	—	17.28
Total	$120.31	$253.97
Net increase (decrease) in portfolio	$11.95	$(65.42)
Number of new portfolio companies with new investment commitments	4	4
Total new investment commitment amount in new portfolio companies	$39.90	$110.37
Average new investment commitment amount in new portfolio companies	$9.98	$27.59
Number of existing portfolio companies with new investment commitments	11	9
Total new investment commitment amount in existing portfolio companies	$92.36	$78.18
Weighted average remaining term for new investment commitments (in years)(2)	5.1	5.2
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.4%	7.9%
Weighted average yield on new investment commitments(5)	7.3%	7.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.7%	7.1%
Weighted average yield on investments sold or repaid(7)	7.7%	6.7%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Total investment income	$78.30	$82.62
Net expenses	27.32	24.72
Net investment income before taxes	50.98	57.90
Income tax expense, including excise tax	0.83	0.32
Net investment income after taxes	50.15	57.58
Net realized gain (loss) on investments	(2.66)	7.51
Net unrealized appreciation (depreciation) on investments	(8.16)	(8.58)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	1.06	4.07
Net realized and unrealized gains (losses)	(9.76)	3.00
Income tax (provision) benefit for realized and unrealized gains	(0.23)	(0.11)
Net increase in net assets from operations	$40.16	$60.47

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

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Net investment income after taxes	$50.15	$57.58
Less: Purchase discount amortization	4.31	9.14
Adjusted net investment income after taxes	$45.84	$48.44

Net realized and unrealized gains (losses)	$(9.76)	$3.00
Less: Net change in unrealized appreciation (depreciation) due to the purchase discount	(4.31)	(9.54)
Less: Realized gain (loss) due to the purchase discount	—	0.40
Adjusted net realized and unrealized gains (losses)	$(5.45)	$12.14

Investment Income

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Interest	$71.77	$78.26
Dividend income	0.07	0.77
Payment-in-kind	5.24	2.59
Other income	1.22	1.00
Total Investment Income	$78.30	$82.62

In the table above:

•
Interest income from investments decreased from $78.26 million for the three months ended March 31, 2021 to $71.77 million for the three months ended March 31, 2022. The decrease is primarily driven by the decrease in accelerated accretion of upfront loan origination fees and unamortized discounts from $7.66 million for the three months ended March 31, 2021 to $3.37 million for the three months ended March 31, 2022.
•
PIK increased from $2.59 million for the three months ended March 31,2021 to $5.24 million for the three months ended March 31, 2022 due to an increase in the number of PIK investments.

Expenses

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)
Interest and other debt expenses	$15.67	$14.97
Incentive fees	8.19	12.06
Management fees	8.82	8.20
Professional fees	0.88	0.73
Directors’ fees	0.20	0.23
Other general and administrative expenses	1.11	1.09
Total Expenses	$34.87	$37.28
Fee waivers	(7.55)	(12.56)
Net Expenses	$27.32	$24.72

In the table above:

•
Net incentive fees decreased from $12.06 million for the three months ended March 31, 2021 to $8.19 million for the three months ended March 31, 2022. The decrease is primarily driven by the decrease in results of operations from $60.47 million to $40.16 million. For the three months ended March 31, 2022, our Investment Adviser voluntarily waived incentive fees by $7.55 million. For the three months ended March 31, 2021, our Investment Adviser contractually and voluntarily waived incentive fees by $12.06 million. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2022		March 31, 2021
	(in millions)
Wrike, Inc.	$—		$7.50
Bolttech Mannings, Inc.	(2.04)		—
Experity, Inc.	(0.62)		—
Other, net	—	(1)	0.01
Net realized gain (loss) on investments	$(2.66)		$7.51
(1)
Amount rounds to less than $0.01.

For the three months ended March 31, 2021, net realized losses were primarily driven by our investments in one portfolio company. In February 2021, we fully exited our common stock investment in Wrike, Inc., which resulted in a realized gain of $7.50 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Unrealized appreciation	$12.08	$22.22
Unrealized depreciation	(20.23)	(30.80)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(8.15)	$(8.58)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2022
Portfolio Company:	($ in millions)
Convene 237 Park Avenue, LLC (dba Convene)	$3.01
Zarya Intermediate, LLC (dba iOFFICE)	1.18
Iracore International Holdings, Inc.	1.12
ATX Parent Holdings, LLC - Class A Units	1.04
CloudBees, Inc.	0.86
Wine.com, LLC	(1.12)
Doxim, Inc.	(1.45)
Diligent Corporation	(1.57)
Smarsh, Inc.	(2.02)
Zep Inc.	(2.78)
Other, net(1)	(6.42)
Total	$(8.15)

(1)
Includes gross unrealized appreciation of $4.88 million and gross unrealized depreciation of $11.30 million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2022 was primarily driven by increased market volatility and widening credit spreads.

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

(1)
Includes gross unrealized appreciation of $15.05 million and gross unrealized depreciation of $(9.09) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2021 was primarily driven by the reversal of unrealized appreciation in connection with our aforementioned sale of Wrike, Inc. and the financial underperformance of Convene 237 Park Avenue, LLC (dba Convene).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 186% and 186%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

There were no equity issuances of our common stock during the three months ended March 31, 2022 and 2021.

Common Stock Repurchase Plans

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

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through any 10b5-1 plan we may adopt. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2022:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible Notes(1)	$155.00	$155.00	$—	$—	$—
2025 Notes	$360.00	$—	$—	$360.00	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility(2)	$861.53	$—	$—	$861.53	$—

(1)
On April 1, 2022, the Convertible Notes matured and were paid in full. For further details, refer to “Recent Development”.
(2)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, we had outstanding borrowings denominated in USD of $804.07 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 11.90 million and Canadian Dollar (CAD) of 0.15 million.

Revolving Credit Facility

On September 19, 2013, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, November 20, 2020 and August 13, 2021. Subsequent to quarter ended March 31, 2022, we entered into an amendment to our Revolving Credit Facility. For further information, see “Recent Developments”.

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

Convertible Notes

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of 4.50% unsecured convertible notes, which included $15.00 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, we closed an offering of $40.00 million in additional aggregate principal amount (the “Additional Convertible Notes” and, together with the Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes have identical terms, and are fungible with and part of the Initial Convertible Notes.

The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured on April 1, 2022. For further information, see "Recent Developments”.

For further details, see Note 6 “Debt – Convertible Notes” to our consolidated financial statements included in this report.

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of 2.875% unsecured notes due 2026 (the "2026 Notes"). The 2026 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2026 Notes” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$453.48	$441.79
Total	$453.48	$441.79

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

RECENT DEVELOPMENTS

On April 1, 2022, the Convertible Notes matured and were repaid in full in accordance with their terms using proceeds from the Revolving Credit Facility.

On May 3, 2022, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 27, 2022 to holders of record as of June 30, 2022.

On May 5, 2022, we entered into a ninth amendment to our Revolving Credit Facility to, among other things: (i) extend the final maturity date to May 5, 2027, (ii) remove certain financial covenants, including the borrower minimum net worth and liquidity test covenants and (iii) replace LIBOR benchmark provisions with SOFR benchmark provisions.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Alex Chi, Michael Mastropaolo, David Miller, James Reynolds, Kevin Sterling, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and Stanley Matuszewski.

GSAM intends to voluntarily waive a portion of its Incentive Fee based on income, if necessary, in an amount sufficient to ensure that our adjusted net investment income per weighted average share outstanding (excluding the impact from the purchase discount) is at least $0.45 per share on a quarterly basis, through and including the quarter ended December 31, 2022.

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

As of March 31, 2022 and December 31, 2021, on a fair value basis, approximately 0.6% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our Convertible Notes, 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$77.07	$(24.05)	$53.02
Up 200 basis points	49.76	(16.03)	33.73
Up 100 basis points	22.46	(8.02)	14.44
Up 75 basis points	15.63	(6.01)	9.62
Up 50 basis points	9.16	(4.01)	5.15
Up 25 basis points	4.06	(2.00)	2.06
Down 25 basis points	(0.59)	2.00	1.41
Down 50 basis points	(0.79)	3.62	2.83
Down 75 basis points	(0.87)	3.62	2.75
Down 100 basis points	(0.95)	3.62	2.67
Down 200 basis points	(1.04)	3.62	2.58
Down 300 basis points	(1.08)	3.62	2.54

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Market Developments and General Business Environment

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, and Russia’s military invasion of Ukraine. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, Russia’s military invasion of Ukraine and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as disruptions in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See“—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken measures to stabilize the markets and support economic growth. The continued success of these measures is unknown, and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. See “— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.” Any market disruptions as a result of such acts could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from, or selling any asset (other than our capital stock) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when any such order will be obtained or that one will be obtained at all.

Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of our investment committee (“BDC Investment Committee”) and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and the Accounts.

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Investments

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect consumer spending, economic growth and our portfolio companies’ operations. If our portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

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

The U.S. Federal Reserve raised interest rates in March 2022, the first rate increase since 2018, and suggested additional interest rate increases throughout 2022. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different than those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We will continue to review the new rule and its impact on us and our valuation policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Revolving Credit Facility

On May 5, 2022, the Company entered into a ninth amendment (the “Amendment”) to its Revolving Credit Facility to, among other things: (i) extend the final maturity date to May 5, 2027, (ii) remove certain financial covenants, including the borrower minimum net worth and liquidity test covenants and (iii) replace LIBOR benchmark provisions with SOFR benchmark provisions.

The foregoing description is only a summary of the material provisions of the Amendment and is qualified in its entirety by reference to a copy of the Amendment, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

Item 6. Exhibits.

The exhibits filed as part of this quarterly report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on October 13, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1to the Company’s Current Report on Form 8-K (file no. 814-00998), filed on December 20, 2021).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: May 5, 2022	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and co-President (Co-Principal Executive Officer)

Date: May 5, 2022	/s/ David Miller
David Miller Co-Chief Executive Officer and co-President (Co-Principal Executive Officer)

Date: May 5, 2022	/s/ Carmine Rossetti
Carmine Rossetti Chief Financial Officer and Treasurer (Principal Financial Officer)