Form 10-Q
period 2022-06-30
Goldman Sachs BDC, Inc.
filed 2022-08-04
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 4, 2022, there were 102,161,466 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, and our quarterly report on Form 10-Q for the quarter ended March 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the novel coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,567,341 and $3,416,195)	$3,539,436	$3,427,249
Non-controlled affiliated investments (cost of $58,163 and $58,221)	34,705	32,819
Controlled affiliated investments (cost of $33,795 and $33,374)	17,735	18,375
Total investments, at fair value (cost of $3,659,299 and $3,507,790)	$3,591,876	$3,478,443
Cash	44,774	33,764
Receivable for investments sold	352	89
Unrealized appreciation on foreign currency forward contracts	146	100
Interest and dividends receivable	21,852	23,278
Deferred financing costs	14,254	12,631
Other assets	5,121	2,686
Total assets	$3,678,375	$3,550,991
Liabilities
Debt (net of debt issuance costs of $10,401 and $12,296)	$2,019,783	$1,861,426
Interest and other debt expenses payable	13,492	14,936
Management fees payable	8,612	8,370
Incentive fees payable	—	760
Distribution payable	45,934	45,818
Accrued offering costs	314	—
Accrued expenses and other liabilities	4,568	5,281
Total liabilities	$2,092,703	$1,936,591
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 102,074,725 and 101,818,811 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	102	102
Paid-in capital in excess of par	1,674,961	1,670,742
Distributable earnings	(87,970)	(55,023)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,585,672	$1,614,400
Total liabilities and net assets	$3,678,375	$3,550,991
Net asset value per share	$15.53	$15.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$71,680	$78,362	$143,279	$156,527
Payment-in-kind	4,366	4,275	9,112	6,411
Other income	949	621	2,166	1,616
From non-controlled affiliated investments:
Dividend income	56	61	125	826
Interest income	190	87	349	163
Payment-in-kind	212	154	452	303
From controlled affiliated investments:
Payment-in-kind	—	334	259	643
Interest income	—	23	16	46
Total investment income	$77,453	$83,917	$155,758	$166,535
Expenses:
Interest and other debt expenses	$16,177	$14,538	$31,844	$29,504
Incentive fees	3,833	11,170	12,023	23,225
Management fees	8,959	8,079	17,776	16,279
Professional fees	867	808	1,745	1,533
Directors’ fees	204	232	407	464
Other general and administrative expenses	1,148	800	2,260	1,898
Total expenses	$31,188	$35,627	$66,055	$72,903
Fee waivers	$(4,179)	$(10,196)	$(11,724)	$(22,751)
Net expenses	$27,009	$25,431	$54,331	$50,152
Net investment income before taxes	$50,444	$58,486	$101,427	$116,383
Income tax expense, including excise tax	$832	$310	$1,665	$624
Net investment income after taxes	$49,612	$58,176	$99,762	$115,759
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(4,431)	$(1,274)	$(5,054)	$6,234
Controlled affiliated investments	—	—	(2,035)	—
Foreign currency forward contracts	51	(57)	81	(171)
Foreign currency and other transactions	(69)	(24)	(848)	44
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(27,585)	4,844	(38,959)	878
Non-controlled affiliated investments	(559)	(4,783)	1,944	(8,022)
Controlled affiliated investments	(1,777)	(798)	(1,061)	(2,175)
Foreign currency forward contracts	22	27	46	274
Foreign currency translations and other transactions	3,299	(1,030)	5,077	2,842
Net realized and unrealized gains (losses)	$(31,049)	$(3,095)	$(40,809)	$(96)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$(53)	$—	$(53)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	114	(56)	(118)	(170)
Net increase in net assets from operations	$18,677	$54,972	$58,835	$115,440
Weighted average shares outstanding	101,970,098	101,649,214	101,918,422	101,617,022
Net investment income per share (basic and diluted)	$0.49	$0.57	$0.98	$1.14
Earnings per share (basic and diluted)	$0.18	$0.54	$0.58	$1.14

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net assets at beginning of period	$1,609,951	$1,625,945	$1,614,400	$1,615,141
Increase (decrease) in net assets from operations:
Net investment income	$49,612	$58,176	$99,762	$115,759
Net realized gain (loss)	(4,449)	(1,355)	(7,856)	6,107
Net change in unrealized appreciation (depreciation)	(26,600)	(1,740)	(32,953)	(6,203)
(Provision) benefit for taxes on realized gain/loss on investments	—	(53)	—	(53)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	114	(56)	(118)	(170)
Net increase in net assets from operations	$18,677	$54,972	$58,835	$115,440
Distributions to stockholders from:
Distributable earnings	$(45,934)	$(50,838)	$(91,782)	$(101,637)
Total distributions to stockholders	$(45,934)	$(50,838)	$(91,782)	$(101,637)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$1,793	$—	$1,793	$—
Reinvestment of stockholder distributions	1,185	1,446	2,426	2,581
Net increase in net assets from capital transactions	$2,978	$1,446	$4,219	$2,581
Total increase (decrease) in net assets	$(24,279)	$5,580	$(28,728)	$16,384
Net assets at end of period	$1,585,672	$1,631,525	$1,585,672	$1,631,525
Distributions per share	$0.45	$0.50	$0.90	$1.00

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase in net assets from operations:	$58,835	$115,440
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(384,813)	(417,844)
Payment-in-kind interest capitalized	(9,931)	(7,409)
Proceeds from sales of investments and principal repayments	254,976	545,381
Net realized (gain) loss	7,106	(6,234)
Net change in unrealized (appreciation) depreciation on investments	38,076	9,319
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(82)	(183)
Amortization of premium and accretion of discount, net	(18,847)	(36,911)
Amortization of deferred financing and debt issuance costs	3,150	3,639
Amortization of original issue discount on convertible notes	118	231
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(263)	2,561
(Increase) decrease in interest and dividends receivable	1,426	(42)
(Increase) decrease in other assets	(2,435)	(59)
Increase (decrease) in interest and other debt expenses payable	(1,557)	6,302
Increase (decrease) in management fees payable	242	2,134
Increase (decrease) in incentive fees payable	(760)	(1,691)
Increase (decrease) in investments purchased payable	—	19,115
Increase (decrease) in directors’ fees payable	—	232
Increase (decrease) in accrued expenses and other liabilities	(713)	(816)
Net cash provided by (used for) operating activities	$(55,472)	$233,165
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$2,233	$—
Offering costs paid	(127)	—
Distributions paid	(89,240)	(98,992)
Deferred financing and debt issuance costs paid	(2,883)	(484)
Borrowings on debt	542,463	310,688
Repayments of debt	(386,000)	(356,500)
Net cash provided by (used for) financing activities	$66,446	$(145,288)
Net increase (decrease) in cash	$10,974	$87,877
Effect of foreign exchange rate changes on cash and cash equivalents	36	(91)
Cash, beginning of period	33,764	32,137
Cash, end of period	$44,774	$119,923
Supplemental and non-cash activities
Interest expense paid	$28,383	$16,540
Accrued but unpaid excise tax expense	$643	$718
Accrued but unpaid offering costs	$314	$—
Accrued but unpaid distributions	$45,934	$45,754
Reinvestment of stockholder distributions	$2,426	$2,581
Exchange of investments	$18,660	$3,499

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 199.00%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	8.00%	L + 5.75%	1.00%	11/06/26		$9,289	$9,182	$9,172	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.50%	P + 4.75%		11/06/26		1,151	554	553	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.50%	P + 4.75%		11/06/26	CAD	139	109	106	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.06%	L + 6.00%	1.00%	06/16/23		13,589	13,440	13,487	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.06%	L + 6.00%	1.00%	06/16/23		2,069	1,997	2,053	(3)
A Place For Mom, Inc.	Diversified Consumer Services	6.17%	L + 4.50%	1.00%	02/10/26		7,368	7,347	7,165
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		16,305	15,972	16,346	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		3,046	1,676	1,713	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		1,220	(24)	3	(2) (3) (4)
Acquia, Inc.	Software	8.12%	L + 7.00%	1.00%	10/31/25		42,164	40,744	41,216	(2) (3)
Acquia, Inc.	Software	9.07%	L + 7.00%	1.00%	10/31/25		3,268	332	319	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	7.63%	S + 6.00%	0.75%	05/08/28		26,460	25,941	25,931	(2)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	0.75%	05/08/28		2,530	(49)	(51)	(2) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	0.75%	05/08/28		7,120	(69)	(71)	(2) (4)
Ansira Partners, Inc.	Professional Services	8.17%	L + 6.50% PIK	1.00%	12/20/24		5,325	5,311	3,115
Ansira Partners, Inc.	Professional Services	8.17%	L + 6.50% PIK	1.00%	12/20/24		327	326	191
Apptio, Inc.	IT Services	7.25%	L + 6.00%	1.00%	01/10/25		79,154	76,930	79,154	(2) (3)
Apptio, Inc.	IT Services	7.25%	L + 6.00%	1.00%	01/10/25		5,385	2,105	2,154	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	9.18%	S + 7.00%	1.00%	07/01/26		39,210	38,538	38,524	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.09%	S + 8.00%	1.00%	07/01/26		2,339	2,339	2,368	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	1.00%	07/01/26		6,600	—	83	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	1.00%	07/01/26		4,570	(74)	(80)	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	6.46%	L + 5.50%	0.75%	12/03/27		21,890	21,488	21,452	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	8.64%	S + 7.00%	1.00%	06/30/26		24,929	24,557	24,617	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	8.64%	S + 7.00%	1.00%	06/30/26		4,150	2,227	2,205	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	9.88%	L + 7.00%	1.00%	10/19/27		43,991	43,194	43,331	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	9.25%	L + 7.00%	1.00%	10/19/27		10,998	2,518	2,474	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	9.20%	L + 7.00%	1.00%	10/19/27		4,399	802	814	(2) (3) (4)
ATX Networks Corp.	Communications Equipment	9.75%	L + 7.50%	1.00%	09/01/26		3,975	3,975	3,906	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	6.17%	L + 4.50%	1.25%	09/11/23		7,054	7,034	6,772
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP	11,990	15,797	14,304	(1) (2) (3)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	870	—	(21)	(1) (2) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	2,400	(59)	(58)	(1) (2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services	7.99%	S + 6.50%	1.00%	01/08/26		25,774	25,357	25,516	(2) (3)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	1.00%	01/08/26		1,090	(20)	(11)	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	7.64%	S + 6.00%	0.75%	01/25/28		962	946	936	(2) (3)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	0.75%	01/25/28		38	(1)	(1)	(2) (3) (4)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		26,426	25,520	26,294	(2) (3)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		3,044	3,031	3,029	(2) (3)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		1,223	1,208	1,217	(2) (3)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		548	529	545	(2) (3)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		437	422	435	(2) (3)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		1,344	(15)	(7)	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		1,661	(7)	(8)	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	8.00%	L + 5.75%	0.75%	12/01/27		18,622	18,451	18,436	(2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27		5,026	(23)	(50)	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.74%	L + 6.50%	1.00%	10/01/26		17,927	17,618	17,523	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.74%	L + 6.50%	1.00%	10/01/26		802	775	784	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	10.25%	P + 5.50%		10/01/25		180	61	59	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24		19,729	19,288	19,384	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24	$3,424	$3,315	$3,364	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24	2,012	1,994	1,977	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	8.75%	L + 6.50%	1.00%	12/31/27	31,336	30,752	30,788	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	3,140	(58)	(55)	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.44%	L + 6.00%	1.00%	05/18/29	16,911	16,068	16,911	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.44%	L + 6.00%	1.00%	05/18/29	11,229	10,918	11,229	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.45%	L + 6.00%	1.00%	05/18/29	11,052	10,774	11,052	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.45%	L + 6.00%	1.00%	05/18/29	7,123	6,767	7,123	(2)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.00%	1.00%	05/18/29	4,753	(107)	—	(2) (4)
CivicPlus LLC	Software	7.51%	L + 6.00%	0.75%	08/24/27	6,300	6,173	6,158	(2) (3)
CivicPlus LLC	Software	7.69%	S + 6.00%	0.75%	08/24/27	6,247	6,122	6,106	(2) (3)
CivicPlus LLC	Software	7.94%	L + 6.25%	0.75%	08/24/27	2,960	2,898	2,893	(2) (3)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	1,217	(24)	(27)	(2) (3) (4)
CloudBees, Inc.	Software	8.67%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	28,376	26,741	27,879	(2) (3)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	12,900	(516)	(226)	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	7.07%	S + 5.75%	0.75%	05/11/28	14,867	14,574	14,569	(2)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	0.75%	05/11/28	2,120	(41)	(42)	(2) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	0.75%	05/11/28	4,460	(44)	(45)	(2) (4)
CORA Health Holdings Corp	Health Care Providers & Services	7.04%	L + 5.75%	1.00%	06/15/27	22,549	22,261	22,042	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	7.06%	L + 5.75%	1.00%	06/15/27	8,897	324	182	(2) (3) (4)
Cordeagle US Finco, Inc. (dba Condeco)	Software	7.99%	L + 6.75%	1.00%	07/30/27	25,223	24,771	24,656	(1) (2) (3)
Cordeagle US Finco, Inc. (dba Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,461	(42)	(55)	(1) (2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	9.25%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	25,612	23,629	20,938	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	1,687	(106)	(308)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.17%	L + 5.50%	1.00%	10/03/25	28,163	27,444	27,881	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.17%	L + 5.50%	1.00%	10/27/25	14,781	14,546	14,634	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	1.00%	10/03/25	2,170	(10)	(22)	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	8.00%	L + 5.75%	0.75%	08/28/28	21,507	21,119	20,647	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	8.00%	L + 5.75%	0.75%	08/28/28	7,396	2,177	1,968	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	8.00%	L + 5.75%	0.75%	08/26/27	1,711	541	502	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	€37,869	42,861	39,883	(2) (3)
Diligent Corporation	Professional Services	9.13%	L + 6.25%	1.00%	08/04/25	24,477	23,655	24,599	(2) (3)
Diligent Corporation	Professional Services	8.49%	L + 6.25%	1.00%	08/04/25	3,100	1,505	1,566	(2) (3) (4)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	29,826	—	—	(2) (4)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	7,849	—	—	(2) (4)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	2,616	—	—	(2) (4)
Elemica Parent, Inc.	Chemicals	7.56%	L + 5.50%	1.00%	09/18/25	6,984	6,607	6,844	(2) (3)
Elemica Parent, Inc.	Chemicals	7.11%	L + 5.50%	1.00%	09/18/25	1,489	1,457	1,459	(2) (3)
Elemica Parent, Inc.	Chemicals	7.33%	L + 5.50%	1.00%	09/18/25	1,369	1,313	1,342	(2) (3)
Elemica Parent, Inc.	Chemicals	7.33%	L + 5.50%	1.00%	09/18/25	558	546	546	(2) (3)
Elemica Parent, Inc.	Chemicals	7.04%	L + 5.50%	1.00%	09/18/25	930	419	432	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	10,422	10,049	10,318	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	4,903	4,836	4,854	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	4,492	4,406	4,447	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.07%	S + 5.50%	1.00%	12/06/25	2,269	1,508	1,565	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	9.06%	S + 7.00%	1.00%	05/03/27	39,908	39,231	39,309	(2) (3)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	1.00%	05/03/27	3,620	(59)	(54)	(2) (3) (4)
Experity, Inc.	Health Care Technology	7.42%	L + 5.75%	0.75%	02/24/28	914	910	910	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.75%	0.75%	02/24/28	81	—	—	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	7.27%	L + 5.75%	0.75%	11/17/26	$34,158	$33,701	$33,561	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	9.75%	L + 7.50% (Incl. 4.50% PIK)	1.50%	10/04/27	57,693	56,440	56,251	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	9.75%	L + 7.50%	1.50%	10/04/27	22,131	21,628	21,578	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	9.75%	L + 7.50% (Incl. 4.50% PIK)	1.50%	10/04/27	3,380	1,104	1,094	(2) (3) (4)
Gainsight, Inc.	Software	7.99%	L + 6.75% PIK	0.75%	07/30/27	42,727	42,094	41,338	(2) (3)
Gainsight, Inc.	Software		L + 6.75%	0.75%	07/30/27	5,320	(79)	(173)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	14,775	14,568	14,480	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	2,593	2,556	2,541	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	1,880	1,354	1,341	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	966	948	947	(2) (3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.75%	L + 6.50%	1.00%	01/29/27	29,219	28,629	29,073	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.25%	L + 6.00%	1.00%	01/29/27	3,789	2,233	2,265	(2) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	2,583	(30)	(13)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.17%	L + 5.50%	0.75%	12/01/28	42,281	42,183	41,541	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	4,710	(11)	(82)	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	14,718	(17)	(258)	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	7.25%	L + 5.75%	1.00%	05/22/26	23,973	23,722	23,313	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	8.63%	L + 5.75%	1.00%	05/22/26	982	234	219	(2) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/22/26	2,025	(7)	(56)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	6.17%	L + 4.50%	1.00%	06/30/25	6,324	6,293	5,631
HealthEdge Software, Inc.	Health Care Technology	9.00%	L + 7.00%	1.00%	04/09/26	35,400	34,769	34,603	(2) (3)
HealthEdge Software, Inc.	Health Care Technology	9.00%	L + 7.00%	1.00%	04/09/26	5,030	1,449	1,336	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	3,800	(67)	(86)	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	9,500	(83)	(214)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.62%	L + 6.00%	1.00%	12/15/26	19,084	18,819	18,893	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.67%	L + 6.00%	1.00%	12/15/26	14,924	14,793	14,775	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.67%	L + 6.00%	1.00%	12/15/26	7,864	7,730	7,785	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.12%	L + 6.00%	1.00%	12/15/26	2,363	212	225	(2) (3) (4)
Hollander Sleep & Décor (dba SureFit)	Household Products	14.01%	L + 9.75%	1.00%	07/13/23	39,138	37,760	37,768	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	8.25%	L + 6.00%	1.00%	10/15/27	24,235	23,797	23,689	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	8.25%	L + 6.00%	1.00%	10/15/27	15,262	6,860	6,720	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,802	(50)	(63)	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.32%	L + 6.00%	1.00%	10/23/26	35,135	34,672	34,345	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.50%	L + 6.00%	1.00%	10/23/26	11,370	11,273	11,115	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.61%	L + 6.00%	1.00%	10/23/26	10,777	10,689	10,535	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	9.00%	L + 6.75%	1.00%	07/09/25	57,082	54,106	55,226	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	8.98%	L + 6.75%	1.00%	07/09/25	4,688	557	551	(2) (3) (4)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	72,489	70,533	72,489	(2) (3)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	13,350	12,985	13,350	(2) (3)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	4,531	4,488	4,531	(2) (3)
iCIMS, Inc.	Software		L + 5.50%	1.00%	05/02/28	5,797	—	—	(2) (4)
iCIMS, Inc.	Software		L + 5.50%	1.00%	05/02/28	60,870	—	—	(2) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	7.65%	S + 6.00%	0.75%	05/11/29	12,525	12,278	12,275	(2)
Intelligent Medical Objects, Inc.	Health Care Technology	7.24%	S + 6.00%	0.75%	05/11/28	1,490	120	119	(2) (4)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	0.75%	05/11/29	2,985	(29)	(30)	(2) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	7.76%	L + 5.50%	1.00%	04/02/25	52,467	50,695	52,336	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	1.00%	04/02/25	4,400	(61)	(11)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	11.38%	L + 9.00%	1.00%	04/12/24	2,361	2,361	2,361	^ (3)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	6.00%	L + 5.00%	1.00%	05/08/24	5,825	5,790	5,338
Kaseya Inc.	IT Services	8.29%	S + 5.75%	0.75%	06/25/29	18,500	18,223	18,223	(2)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services		S + 5.75%	0.75%	06/25/29	$1,100	$(8)	$(8)	(2) (4)
Kaseya Inc.	IT Services		S + 5.75%	0.75%	06/25/29	1,100	(16)	(17)	(2) (4)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/22	3,917	3,603	1,308	^ (1) (3) (5)
Kawa Solar Holdings Limited	Construction & Engineering				12/31/22	3,318	800	—	^ (1) (3) (5)
Lithium Technologies, Inc.	Interactive Media & Services	9.03%	L + 8.00%	1.00%	10/03/22	89,013	88,267	87,678	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	9.00%	L + 8.00%	1.00%	10/03/22	5,110	2,022	1,967	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	8.42%	L + 6.75%	1.00%	12/16/27	15,320	14,965	14,937	(2) (3)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals		L + 6.75%	1.00%	12/16/26	2,200	(49)	(55)	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	10.20%	S + 8.00% (incl. 1.50% PIK)	1.00%	10/09/26	966	927	915	(2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	7.40%	S + 6.00%	0.75%	06/01/28	21,746	21,316	21,311	(2)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	7.40%	S + 6.00%	0.75%	06/01/28	2,718	626	625	(2) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	0.75%	06/01/28	5,436	(54)	(54)	(2) (4)
Mervin Manufacturing, Inc.	Leisure Products	9.17%	L + 7.50%	1.00%	09/30/22	10,613	10,613	10,560	(3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.75%	P + 4.00%		12/15/27	10,322	10,131	10,116	(2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.75%	P + 4.00%		12/15/27	2,217	292	288	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	8.50%	L + 6.25%	1.00%	09/15/27	65,971	64,796	64,652	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	8.50%	L + 6.25%	1.00%	09/15/27	6,878	6,754	6,740	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	5,923	(103)	(118)	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	7.75%	L + 5.50%	1.00%	02/10/26	23,338	22,433	23,153
MRI Software LLC	Real Estate Mgmt. & Development	7.75%	L + 5.50%	1.00%	02/10/26	6,569	6,542	6,517
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,612	(27)	(13)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.42%	L + 5.75%	1.00%	11/30/27	17,167	16,852	16,823	(2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.30%	L + 5.75%	1.00%	11/30/27	17,406	9,626	9,528	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.15%	L + 5.75%	1.00%	11/30/27	2,992	394	389	(2) (3) (4)
One GI LLC	Health Care Providers & Services	8.42%	L + 6.75%	1.00%	12/22/25	22,760	22,420	21,963	(2) (3)
One GI LLC	Health Care Providers & Services	8.42%	L + 6.75%	1.00%	12/22/25	12,147	11,932	11,722	(2) (3)
One GI LLC	Health Care Providers & Services	8.42%	L + 6.75%	1.00%	12/22/25	9,358	9,220	9,030	(2) (3)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	3,610	(54)	(126)	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	6,659	(58)	(233)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	6.01%	L + 4.50%	1.00%	03/27/24	3,842	3,836	2,835
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	26,700	—	—	(2) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	3,080	—	—	(2) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	3,080	—	—	(2) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/27	2,050	—	—	(2) (4)
Picture Head Midco LLC	Entertainment	8.28%	S + 6.75%	1.00%	08/31/23	45,536	43,785	44,967	(2) (3)
Pioneer Buyer I, LLC	Software	9.25%	L + 7.00% PIK	0.75%	11/01/28	24,977	24,541	24,477	(2) (3)
Pioneer Buyer I, LLC	Software		L + 6.50%	0.75%	11/01/27	4,300	(77)	(86)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	56,720	54,488	56,011	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	905	893	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/22/25	905	892	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	1.00%	04/22/25	7,824	(150)	(98)	(2) (3) (4)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	75,915	74,636	74,207	(2) (3)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	5,100	(81)	(115)	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	7.42%	L + 5.75%	0.75%	08/05/28	18,729	18,394	18,355	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	7.42%	L + 5.75%	0.75%	08/05/28	10,153	5,940	5,819	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	7.42%	L + 5.75%	0.75%	08/05/27	3,052	19	10	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.35%	L + 5.75%	1.00%	01/02/25	27,277	26,184	26,596	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	7,616	7,521	7,425	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.42%	L + 5.75%	1.00%	01/02/25	6,124	6,046	5,971	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.40%	L + 5.75%	1.00%	01/02/25	5,770	1,588	1,516	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Professional Physical Therapy	Health Care Providers & Services	9.50%	L + 8.50% (incl. 2.50% PIK)	1.00%	12/16/22	$5,995	$5,883	$5,156	(3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	8.42%	L + 6.75%	1.00%	07/06/26	35,539	34,920	34,828	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	75	(1)	(2)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.83%	L + 6.50%	1.00%	01/30/26	18,948	18,662	18,948	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.83%	L + 6.50%	1.00%	01/30/26	7,752	7,619	7,752	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,445	(50)	—	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	22,905	22,693	22,218	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	2,035	2,015	1,974	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	1,970	1,952	1,911	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	1,407	1,394	1,365	(2)
Purfoods, LLC	Health Care Providers & Services	7.67%	L + 6.25%	1.00%	08/12/26	590	569	576	(2) (3)
Purfoods, LLC	Health Care Providers & Services	7.81%	L + 6.25%	1.00%	08/12/26	398	317	314	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies	6.83%	L + 5.75%	1.00%	08/31/26	11,377	11,218	11,207	(2)
Qualawash Holdings, LLC	Commercial Services & Supplies	7.26%	L + 5.75%	1.00%	08/31/26	2,859	1,271	1,258	(2) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/26	2,859	(40)	(21)	(2) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	7.74%	L + 5.50%	1.00%	06/21/25	21,643	20,835	21,156	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	7.74%	L + 5.50%	1.00%	06/21/25	1,639	1,623	1,602	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.50%	1.00%	06/21/25	4,094	(63)	(92)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.92%	L + 6.25%	1.00%	05/25/27	21,167	20,808	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,387	(56)	(59)	(1) (2) (3) (4)
Rubrik,Inc.	Software	8.19%	S + 6.50%	1.00%	06/10/27	35,173	34,476	34,470	(2)
Rubrik,Inc.	Software		S + 6.50%	1.00%	06/10/27	4,020	—	—	(2) (4)
Smarsh, Inc.	Software	7.25%	S + 6.50%	0.75%	02/16/29	26,667	26,411	26,400	(3)
Smarsh, Inc.	Software		S + 6.50%	0.75%	02/16/29	1,667	(16)	(17)	(3) (4)
Smarsh, Inc.	Software		S + 6.50%	0.75%	02/16/29	6,667	(32)	(67)	(3) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.92%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	29,285	27,780	27,821	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.99%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	2,097	1,984	1,992	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	10.26%	L + 9.25% (incl. 3.50% PIK)	1.00%	06/17/24	1,049	994	997	(2) (3)
SpendMend, LLC	Health Care Providers & Services	7.38%	S + 5.75%	1.00%	03/01/28	637	627	625	(2) (3)
SpendMend, LLC	Health Care Providers & Services	7.38%	S + 5.75%	1.00%	03/01/28	83	10	9	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services		S + 5.75%	1.00%	03/01/28	278	(2)	(6)	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	9.00%	L + 6.75%	1.00%	01/12/27	15,600	15,352	15,405	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	9.00%	L + 6.75%	1.00%	01/12/27	2,514	2,469	2,482	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	8.42%	L + 6.75%	1.00%	01/12/27	2,500	212	219	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.25%	L + 6.25%	1.00%	07/02/27	41,043	40,493	40,325	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.14%	L + 6.25%	1.00%	07/02/27	4,925	2,562	2,541	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.25%	1.00%	07/02/27	12,313	(80)	(215)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	8.00%	L + 5.75%	1.00%	10/09/26	20,533	8,923	8,879	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	8.00%	L + 5.75%	1.00%	10/09/26	4,034	3,988	3,994	(2) (3)
Sunstar Insurance Group, LLC	Insurance	8.00%	L + 5.75%	1.00%	10/09/26	339	333	335	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	111	(2)	(1)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.75%	L + 6.50%	1.00%	08/31/27	31,636	31,049	30,845	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.75%	L + 6.50%	1.00%	08/31/27	957	922	933	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 6.50%	1.00%	08/31/26	122	(2)	(3)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	8.00%	L + 5.75%	1.00%	11/30/26	28,250	27,812	27,968	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	7.11%	L + 5.75%	1.00%	11/30/26	8,968	8,828	8,879	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	7.10%	L + 5.75%	1.00%	11/30/26	7,191	7,073	7,119	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Sweep Purchaser LLC	Commercial Services & Supplies	7.16%	L + 5.75%	1.00%	11/30/26	$4,995	$4,825	$4,866	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	9.50%	L + 5.75%	1.00%	11/30/26	4,541	1,458	1,480	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology		L + 7.00%	1.00%	07/31/27	16,449	—	—	(2) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.24%	L + 7.00%	1.00%	08/02/27	824	789	804	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.80%	S + 5.50%	1.00%	08/15/25	4,712	4,633	4,630	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	08/15/25	26,192	25,073	25,734	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	08/15/25	7,917	4,008	3,977	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	9.25%	P + 4.50%		08/15/25	4,565	2,181	2,202	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 5.50%	1.00%	08/15/25	2,120	(17)	(37)	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	9.25%	L + 7.00%	1.00%	12/18/26	39,331	38,773	39,331	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	14,686	(63)	—	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.96%	S + 5.75%	1.00%	07/15/26	17,100	16,771	16,758	(2) (3)
Total Vision LLC	Health Care Providers & Services	7.25%	S + 5.75%	1.00%	07/15/26	5,032	4,947	4,931	(2) (3)
Total Vision LLC	Health Care Providers & Services	7.01%	S + 5.75%	1.00%	07/15/26	2,505	2,463	2,455	(2) (3)
Total Vision LLC	Health Care Providers & Services	7.33%	S + 5.75%	1.00%	07/15/26	10,400	1,097	998	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	1,270	(21)	(25)	(2) (3) (4)
Tronair Parent Inc.	Air Freight & Logistics	7.65%	L + 6.25% (incl. 0.50% PIK)	1.00%	09/08/23	6,318	6,287	5,823
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	12/21/26	21,763	21,422	21,599	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	12/21/26	7,564	7,438	7,507	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	12/21/26	9,676	3,454	3,475	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.69%	S + 5.50%	1.00%	12/21/26	3,023	559	582	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.92%	L + 6.25%	1.00%	07/02/25	31,302	29,940	30,832	(2)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.90%	L + 6.50%	1.00%	08/11/27	22,800	34,184	34,217	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.90%	L + 6.50%	1.00%	08/11/27	2,644	1,325	1,193	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	3,685	(67)	(64)	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	0.75%	06/29/27	28,032	27,670	27,121	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	0.75%	06/29/27	4,709	2,377	2,283	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.25%	P + 4.50%		06/29/27	944	224	205	(2) (3) (4)
WebPT, Inc.	Health Care Technology	8.32%	L + 6.75%	1.00%	01/18/28	25,126	23,511	24,372	(2) (3)
WebPT, Inc.	Health Care Technology	7.79%	L + 6.75%	1.00%	01/18/28	5,534	5,456	5,368	(2) (3)
WebPT, Inc.	Health Care Technology	8.46%	L + 6.75%	1.00%	01/18/28	2,617	460	445	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	2,617	(18)	(79)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	21,889	21,536	21,889	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,600	(40)	—	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	4,000	(37)	—	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	8.00%	L + 5.75%	0.75%	12/21/27	17,431	17,108	17,083	(2) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	8.00%	L + 5.75%	0.75%	12/21/27	5,814	5,707	5,698	(2) (3)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.99%	L + 5.75%	0.75%	12/21/27	5,840	1,486	1,438	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
WhiteWater Holding Company LLC	Diversified Consumer Services	7.39%	L + 5.75%	0.75%	12/21/27	$2,340	$554	$550	(2) (3) (4)
Wine.com, LLC	Beverages	8.44%	L + 7.00%	1.00%	11/14/24	15,400	15,048	15,400	(2) (3)
Wine.com, LLC	Beverages	8.44%	L + 7.00%	1.00%	11/14/24	3,700	3,650	3,700	(2) (3)
WorkForce Software, LLC	Software	8.82%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	22,185	21,441	21,797	(2) (3)
WorkForce Software, LLC	Software	8.82%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	3,129	3,074	3,074	(2) (3)
WorkForce Software, LLC	Software	7.51%	L + 6.50%	1.00%	07/31/25	1,894	1,868	1,861	(2) (3)
WorkForce Software, LLC	Software		L + 7.25%	1.00%	07/31/25	2,319	(20)	(41)	(2) (3) (4)
WSO2, Inc.	IT Services	8.62%	L + 7.50% (incl. 3.00% PIK)	1.00%	11/04/26	31,622	31,072	30,990	(2) (3)
Xactly Corporation	IT Services	8.49%	L + 7.25%	1.00%	07/31/23	62,025	60,995	61,870	(2) (3)
Xactly Corporation	IT Services	8.80%	L + 7.25%	1.00%	07/31/23	3,874	2,350	2,367	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.56%	L + 6.50%	1.00%	07/01/27	35,480	34,867	35,303	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	8.12%	L + 6.50%	1.00%	07/01/27	27,870	27,379	27,731	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,757	(114)	(34)	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	9.67%	L + 8.00%	1.00%	12/21/26	50,230	49,055	49,100	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	1.00%	12/22/25	7,500	(157)	(169)	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							3,156,027	3,155,522
1st Lien/Last-Out Unitranche (6) - 6.26%
Doxim, Inc.	Diversified Financial Services	7.67%	L + 6.00%	1.00%	02/28/24	$38,967	$37,792	$37,798	(2) (3)
Doxim, Inc.	Diversified Financial Services	8.39%	L + 6.75%	1.00%	02/28/24	24,875	24,527	23,942	(2) (3)
Doxim, Inc.	Diversified Financial Services	7.62%	L + 6.00%	1.00%	02/28/24	22,863	21,996	22,178	(2) (3)
Doxim, Inc.	Diversified Financial Services	8.64%	L + 7.00%	1.00%	02/28/24	6,700	6,601	6,465	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.25%	L + 8.00%	1.00%	02/28/24	5,202	5,119	5,098	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.67%	L + 8.00%	1.00%	02/28/24	3,898	3,844	3,820	(2) (3)
Total 1st Lien/Last-Out Unitranche							99,879	99,301
2nd Lien/Senior Secured Debt - 15.26%
Animal Supply Intermediate, LLC	Distributors	7.00%	7.00% PIK		11/14/25	$9,416	$9,030	$6,992	^ (3)
Bolttech Mannings, Inc.	Commercial Services & Supplies	10.25%	L + 8.00% PIK		08/20/23	12,166	11,429	11,558	^^ (3) (7)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/11/25	12,150	9,714	1,701	(2) (3) (7)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				05/11/26	15,511	—	—	(2) (3) (5)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%		07/31/25	17,000	15,938	16,447	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%	0.75%	07/31/25	13,890	13,653	13,439	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%		07/31/25	4,939	4,805	4,778	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	8.46%	L + 7.50%		07/31/25	4,300	4,032	4,160	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	1.00%	07/20/22	10,000	9,902	—	(3) (7)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00%		07/15/25	15,305	15,305	13,315	(3)
MPI Products LLC	Auto Components				07/15/25	7,412	—	—	(3) (5)
National Spine and Pain Centers, LLC	Health Care Providers & Services	9.25%	L + 8.25%	1.00%	12/02/24	36,500	35,268	35,040	(2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	9.24%	L + 8.00%	1.00%	10/12/25	45,348	40,950	42,769	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	8.67%	L + 7.00%	1.00%	01/31/26	12,525	11,494	11,298	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	9.42%	L + 7.75%	1.00%	11/07/25	36,844	34,356	35,370	(2) (3)
Zep Inc.	Chemicals	10.50%	L + 8.25%	1.00%	08/11/25	53,049	47,986	45,092	(2)
Total 2nd Lien/Senior Secured Debt							263,862	241,959
Unsecured Debt - 0.49%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK		09/01/28	$1,836	$1,552	$1,523	^ (1) (3)
CivicPlus LLC	Software	12.93%	S + 11.75%	0.75%	08/24/27	6,247	6,060	6,060	(2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering				06/30/23	1,266	1,055	182	^ (1) (3) (5)
Total Unsecured Debt							8,667	7,765

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.01%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$4,000	(2) (3) (5)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	12,706	(2) (3) (5)
Foundation Software	Construction & Engineering		08/31/20	22	21	26	(2) (3) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	10,971	(2) (3) (5)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	77,164	778	—	^ (1) (3) (7)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	4	(2) (3) (5)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	8,376	(2) (3) (5)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,286	(2) (3) (5)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,440	(2) (3) (5)
Total Preferred Stock					48,258	47,809
Common Stock - 2.45%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,654	(2) (3) (5)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (5)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (5)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	1,773	^ (1) (3) (5)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	6,177	^^ (3) (5)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	4,012	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,364	^^^ (1) (2) (3) (5)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	^ (1) (3) (5)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(2) (3) (5)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (5)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	20	(2) (3) (5)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	6	(2) (3) (5)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	5,888	^ (3) (5)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	18,869	56	345	(5)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (5)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	329	(2) (3) (5)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	612	(1) (5)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,260	(2) (3) (5)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,407	3,138	(2) (3) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,465	(2) (3) (5)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,339	(2) (3) (5)
Total Common Stock					80,757	38,778
Warrants - 0.05%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$742	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(2) (3) (5)
Total Warrants					1,849	742
Total Investments - 226.52%					$3,659,299	$3,591,876

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 3.62%, 2.94%, 2.29% and 1.79%, respectively. As of June 30, 2022, 1 month S was 1.09%, 3 month S was 0.70%, P was 4.75%, and Canadian Prime rate ("CDN P") was 3.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022 the aggregate fair value of these securities is $162,757 or 4.42% of the Company’s total assets.

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
(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $86,717 or 5.47% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 619	Euro 520	07/06/22	$74
Bank of America, N.A.	U.S. Dollar 627	Euro 525	10/06/22	72
				$146

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Prepayment premiums	$—	$224	$609	$674
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,274	$10,553	$4,640	$18,212

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

Purchase Accounting

On October 12, 2020, the Company completed its merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations- Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of purchase discount for the three and six months ended June 30, 2022, was $3,727 and $8,035. Amortization income of purchase discount for the three and six months ended June 30, 2021, was $9,386 and $18,525. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2022, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 0.9% and 0.4% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2021, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.5% and 1.8% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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
(2)
The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Division. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2022 and December 31, 2021, the Company held an aggregate cash balance of $44,774 and $33,764. Foreign currency of $2,396 and $2,614 (acquisition cost of $2,507 and $2,760) is included in cash as of June 30, 2022 and December 31, 2021.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2022, the Company accrued excise taxes of $832 and $1,667. As of June 30, 2022, $643 of accrued excise taxes remained payable. For the three and six months ended June 30, 2021, the Company accrued excise taxes of $308 and $616.

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

Equity Offering Costs

Offering costs consist of fees and expenses paid in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.

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

For the three and six months ended June 30, 2022, Management Fees amounted to $8,959 and $17,776 and the Investment Adviser has voluntarily agreed to waive $346 and $346 of Management Fees. As of June 30, 2022, $8,612 remained payable. For the three and six months ended June 30, 2021, Management Fees amounted to $8,079 and $16,279 and the Investment Adviser has voluntarily agreed to waive $0 and $500 of Management Fees.

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

For the three and six months ended June 30, 2022, Incentive Fees based on income amounted to $3,833 and $12,023. GSAM voluntarily agreed to waive $3,833 and $11,378 of Incentive Fees for the three and six months ended June 30, 2022. As of June 30, 2022, $0 remained payable. For the three and six months ended June 30, 2021, the Company incurred Incentive Fees based on income of $11,170 and $23,225. For the three and six months ended June 30, 2022 and 2021, the Company did not accrue or pay any Incentive Fees based on capital gains.

In connection with the Merger, GSAM agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the three and six months ended June 30, 2021, GSAM waived $810 and $4,543 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $9,386 and $17,708 of Incentive Fees for the three and six months ended June 30, 2021 attributable to the purchase discount resulting from the Merger.

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

For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $523 and $1,038. As of June 30, 2022, $501 remained payable. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $484 and $956.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $10 and $19. As of June 30, 2022, $12 remained payable. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $11 and $15.

Affiliates

GS Group Inc. owned 6.36% as of June 30, 2022 and 6.37% as of December 31, 2021 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$21,116	$(18,660)	$(2,035)	$(1,061)	$17,735	$275
Total Controlled Affiliates	$18,375	$21,116	$(18,660)	$(2,035)	$(1,061)	$17,735	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$63,990	$(63,990)	$—	$—	$—	$—
Animal Supply Holdings, LLC	6,569	381	—	—	42	6,992	382
ATX Networks Corp.	6,039	85	(524)	—	1,602	7,202	299
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(115)	5,376	125
Conergy Asia & ME Pte. LTD	400	—	—	—	(218)	182	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	653	8,249	120
Kawa Solar Holdings Limited	1,328	—	—	—	(20)	1,308	—
Total Non-Controlled Affiliates	$32,819	$64,456	$(64,514)	$—	$1,944	$34,705	$926
Total Affiliates	$51,194	$85,572	$(83,174)	$(2,035)	$883	$52,440	$1,201

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Total Controlled Affiliates	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$809,929	$(809,929)	$—	$—	$—	$2
Animal Supply Holdings, LLC	16,838	723	—	(756)	(10,236)	6,569	723
ATX Networks Corp.	—	6,133	—	—	(94)	6,039	196
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	1,126	5,491	307
Conergy Asia & ME Pte. LTD	334	—	—	—	66	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(2,582)	7,596	926
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—
Total Non-Controlled Affiliates	$87,211	$816,785	$(858,423)	$35,160	$(47,914)	$32,819	$2,148
Total Affiliates	$107,021	$821,759	$(858,423)	$35,160	$(54,323)	$51,194	$3,634

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2022 and December 31, 2021, there were $539 and $585 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the “Accounts”). The Goldman Sachs Asset Management Private Credit (“GSAM Private Credit”) team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,156,027	$3,155,522	$2,930,047	$2,945,368
1st Lien/Last-Out Unitranche	99,879	99,301	157,768	162,532
2nd Lien/Senior Secured Debt	263,862	241,959	295,533	283,521
Unsecured Debt	8,667	7,765	2,558	1,733
Preferred Stock	48,258	47,809	48,258	52,655
Common Stock	80,757	38,778	71,777	30,784
Warrants	1,849	742	1,849	1,850
Total	$3,659,299	$3,591,876	$3,507,790	$3,478,443

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2022			December 31, 2021
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	16.0%		36.2%	13.5%		29.0%
Health Care Providers & Services	11.6		26.3	10.3		22.3
Diversified Financial Services	10.9		24.6	9.2		19.9
Health Care Technology	9.3		21.2	11.0		23.6
Professional Services	7.8		17.6	7.9		17.1
IT Services	6.3		14.2	5.8		12.6
Diversified Consumer Services	6.2		14.0	6.1		13.2
Real Estate Mgmt. & Development	4.1		9.4	5.8		12.5
Commercial Services & Supplies	3.6		8.3	3.3		7.1
Interactive Media & Services	3.3		7.6	5.2		11.1
Health Care Equipment & Supplies	3.1		6.9	3.2		6.9
Entertainment	2.1		4.8	2.2		4.7
Chemicals	1.5		3.5	1.8		3.8
Hotels, Restaurants & Leisure	1.5		3.5	1.6		3.4
Transportation Infrastructure	1.5		3.3	1.5		3.3
Road & Rail	1.2		2.7	1.2		2.7
Internet & Direct Marketing Retail	1.1		2.5	1.1		2.4
Independent Power and Renewable Electricity Producers	1.1		2.4	0.7		1.6
Household Products	1.0		2.4	1.1		2.4
Aerospace & Defense	1.0		2.2	1.0		2.2
Construction & Engineering	0.9		2.1	1.0		2.1
Beverages	0.9		1.9	1.0		2.2
Trading Companies & Distributors	0.8		1.7	0.7		1.5
Pharmaceuticals	0.4		0.9	0.4		0.9
Auto Components	0.4		0.8	0.9		1.9
Insurance	0.4		0.8	0.4		0.8
Containers & Packaging	0.3		0.7	0.3		0.7
Leisure Products	0.3		0.7	0.3		0.7
Communications Equipment	0.2		0.5	0.2		0.4
Energy Equipment & Services	0.2		0.5	0.2		0.5
Distributors	0.2		0.5	0.2		0.4
Air Freight & Logistics	0.2		0.4	0.2		0.4
Specialty Retail	0.2		0.4	0.2		0.3
Textiles, Apparel & Luxury Goods	0.2		0.4	0.2		0.4
Capital Markets	0.1		0.3	0.2		0.3
Food Products	0.1		0.2	0.1		0.1
Building Products	—	(1)	0.1	—	(1)	0.1
Oil, Gas & Consumable Fuels(1)	—		—	—		—
Total	100.0%		226.5%	100.0%		215.5%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2022	December 31, 2021
United States	96.7%	96.5%
Canada	2.9	3.0
United Kingdom	0.4	0.5
Germany(1)	—	—
Singapore(1)	—	—
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,788,622	Discounted cash flows	Discount Rate	8.5% - 46.9%	10.4%
	1,308	Collateral analysis	Recovery Rate	—	33.4%
1st Lien/Last-Out Unitranche	99,301	Discounted cash flows	Discount Rate	—	12.5%
2nd Lien/Senior Secured Debt	141,099	Discounted cash flows	Discount Rate	11.7% - 16.8%	13.2%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.7x
Unsecured Debt	7,583	Discounted cash flows	Discount Rate	13.2% - 17.3%	16.4%
	182	Collateral analysis	Recovery Rate	—	14.4%
Equity
Preferred Stock	$13,001	Comparable multiples	EV/EBITDA(6)	8.9x - 28.2x	26.4x
	34,808	Comparable multiples	EV/Revenue	1.9x - 5.1x	3.7x
Common Stock	10,772	Discounted cash flows	Discount Rate	15.4% - 30.4%	24.2%
	20,238	Comparable multiples	EV/EBITDA(6)	4.5x - 19.6x	10.1x
	6,811	Comparable multiples	EV/Revenue	0.6x - 16.6x	8.1x
Warrants	742	Comparable multiples	EV/Revenue	—	5.1x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,271,598	Discounted cash flows	Discount Rate	7.1% - 22.5%	9.1%
	1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	162,532	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.4%
2nd Lien/Senior Secured Debt	177,079	Discounted cash flows	Discount Rate	9.7% - 15.4%	11.2%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	1,333	Discounted cash flows	Discount Rate	—	14.8%
	400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,425	Comparable multiples	EV/EBITDA(6)	10.5x - 21.4x	21.2x
	18,121	Comparable multiples	EV/Revenue	1.5x - 5.7x	2.0x
Common Stock	10,887	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.1%
	12,871	Comparable multiples	EV/EBITDA(6)	4.4x - 19.2x	10.3x
	4,002	Comparable multiples	EV/Revenue	0.7x - 18.9x	14.9x
Warrants	1,850	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of June 30, 2022, included within the fair value of Level 3 assets of $3,448,622 is an amount of $322,454 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,036,605 or 90.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$88,230	$3,067,292	$3,155,522	$—	$102,358	$2,843,010	$2,945,368
1st Lien/Last-Out Unitranche	—	—	99,301	99,301	—	—	162,532	162,532
2nd Lien/Senior Secured Debt	—	54,067	187,892	241,959	—	104,741	178,780	283,521
Unsecured Debt	—	—	7,765	7,765	—	—	1,733	1,733
Preferred Stock	—	—	47,809	47,809	—	—	52,655	52,655
Common Stock	957	—	37,821	38,778	684	—	30,100	30,784
Warrants	—	—	742	742	—	—	1,850	1,850
Total Assets	$957	$142,297	$3,448,622	$3,591,876	$684	$207,099	$3,270,660	$3,478,443
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$146	$—	$146	$—	$100	$—	$100

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$2,843,010	$377,169	$(5,176)	$(13,809)	$(144,958)	$11,056	$—	$—	$3,067,292	$(22,736)
1st Lien/Last-Out Unitranche	162,532	—	—	(5,341)	(61,091)	3,201	—	—	99,301	(3,322)
2nd Lien/Senior Secured Debt	178,780	14,819	(2,035)	(8,807)	(47,859)	2,774	50,220	—	187,892	(7,780)
Unsecured Debt	1,733	6,088	—	(77)	—	21	—	—	7,765	(77)
Preferred Stock	52,655	—	—	(4,846)	—	—	—	—	47,809	(4,846)
Common Stock	30,100	8,979	105	(1,258)	(105)	—	—	—	37,821	(1,258)
Warrants	1,850	—	—	(1,108)	—	—	—	—	742	(1,108)
Total Assets	$3,270,660	$407,055	$(7,106)	$(35,246)	$(254,013)	$17,052	$50,220	$—	$3,448,622	$(41,127)
For the Six Months Ended June 30, 2021
1st Lien/Senior Secured Debt	$2,384,944	$402,646	$(113)	$(2,409)	$(361,518)	$23,572	$—	$(49,596)	$2,397,526	$4,126
1st Lien/Last-Out Unitranche	143,231	6,638	—	281	(14,437)	1,273	—	—	136,986	653
2nd Lien/Senior Secured Debt	407,872	8,314	(1,203)	2,471	(88,900)	7,324	—	(52,671)	283,207	4,987
Unsecured Debt	334	—	—	184	—	—	—	—	518	184
Preferred Stock	48,080	7,086	—	(568)	—	—	—	—	54,598	(568)
Common Stock	65,284	2,540	7,537	(14,466)	(17,320)	—	—	—	43,575	(7,465)
Warrants	1,024	—	—	(629)	—	—	—	—	395	(629)
Total Assets	$3,050,769	$427,224	$6,221	$(15,136)	$(482,175)	$32,169	$—	$(102,267)	$2,916,805	$1,288

(1)
Purchases may include PIK, securities received in corporate actions and restructurings.

(2)
Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(3)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2022	December 31, 2021
Revolving Credit Facility	3	$1,170,184	$858,722
Convertible Notes(1)	2	$—	$158,116
2025 Notes	2	$349,272	$377,778
2026 Notes	2	$452,350	$513,037
(1)
On April 1, 2022, the Convertible Notes matured and were paid in full.

6. DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 178% and 186%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$527,367	$1,170,184	$1,695,000	$837,164	$858,722
Convertible Notes(3)	—	—	—	155,000	—	154,665
2025 Notes	360,000	—	356,380	360,000	—	355,735
2026 Notes	500,000	—	493,219	500,000	—	492,304
Total Debt	$2,555,000	$527,367	$2,019,783	$2,710,000	$837,164	$1,861,426

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $1,116,074, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $799,574, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150.
(3)
On April 1, 2022, the Convertible Notes matured and were paid in full.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2022 and the year ended December 31, 2021 was 2.88% and 2.90%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2022 and the year ended December 31, 2021 was $1,901,369 and $1,621,442.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, November 20, 2020, August 13, 2021, and May 5, 2022.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2022, the Company is in compliance with these covenants.

Costs of $28,092 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2022 and December 31, 2021, deferred financing costs were $14,254 and $12,631.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$7,052	$2,809	$11,514	$6,186
Facility fees	617	1,070	1,380	2,022
Amortization of financing costs	714	693	1,373	1,379
Total	$8,383	$4,572	$14,267	$9,587
Weighted average interest rate	2.70%	1.99%	2.41%	2.01%
Average outstanding balance	$1,047,416	$565,052	$964,297	$622,088

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms, were fungible with and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility.

The below table presents the components of the carrying value of the Convertible Notes:

	June 30, 2022	December 31, 2021
Principal amount of debt	$—	$155,000
OID, net of accretion	—	118
Unamortized debt issuance costs	—	217
Carrying Value	$—	$154,665
Stated interest rate	—%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	—%	4.80%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$—	$1,744	$1,744	$3,488
Accretion of OID	—	116	118	231
Amortization of debt issuance costs	3	303	216	602
Total	$3	$2,163	$2,078	$4,321

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

The below table presents the components of the carrying value of the 2025 Notes:

	June 30, 2022	December 31, 2021
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	3,620	4,265
Carrying Value	$356,380	$355,735

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$3,375	$3,375	$6,750	$6,750
Amortization of debt issuance costs	345	350	645	696
Total	$3,720	$3,725	$7,395	$7,446

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

The below table presents the components of the carrying value of the 2026 Notes:

	June 30, 2022	December 31, 2021
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	6,781	7,696
Carrying Value	$493,219	$492,304

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$3,594	$3,594	$7,188	$7,188
Amortization of debt issuance costs	477	484	916	962
Total	$4,071	$4,078	$8,104	$8,150

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

For the three and six months ended June 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $1,399 and $1,684. For the three and six months ended June 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,217 and $2,787.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	June 30, 2022	December 31, 2021
Gross Amount of Assets	$146	$100
Gross Amount of Liabilities	—	—
Net Amount of Assets or (Liabilities)	$146	$100
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$146	$100
(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gain (loss) on foreign currency forward contracts	$51	$(57)	$81	$(171)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	22	27	46	274
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$73	$(30)	$127	$103

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment(1)
	June 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$584	$1,151
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	2,560	4,082
Acquia, Inc.	2,876	3,268
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	—
Apptio, Inc.	3,231	3,230
AQ Helios Buyer, Inc. (dba SurePoint)	11,170	14,189
Aria Systems, Inc.	1,893	1,893
Assembly Intermediate LLC	11,877	12,757
Bigchange Group Limited	3,981	4,426
Broadway Technology, LLC	1,090	—
BSI3 Menu Buyer, Inc (dba Kydia)	38	—
Bullhorn, Inc.	3,005	4,601
Businessolver.com, Inc.	5,026	5,026
Capitol Imaging Acquisition Corp.	117	180
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	4,753	4,339
CivicPlus LLC	1,217	3,552
CloudBees, Inc.	12,900	12,900
Coding Solutions Acquisition, Inc.	6,580	—
CORA Health Holdings Corp	8,514	8,897
Cordeagle US Finco, Inc. (dba Condeco)	2,461	11,506
CorePower Yoga LLC	1,687	1,687
CST Buyer Company (dba Intoxalock)	2,170	2,170
DECA Dental Holdings LLC	6,272	6,843
Diligent Corporation	1,550	3,100
EDB Parent, LLC (dba Enterprise DB)	39,642	—
Elemica Parent, Inc.	479	409
Eptam Plastics, Ltd.	681	681
ESO Solutions, Inc	3,620	3,620
Experity, Inc.	81	3,332
Fullsteam Operations LLC	2,202	16,298
Gainsight, Inc.	5,320	5,320
GHA Buyer Inc. (dba Cedar Gate)	501	1,254
GovDelivery Holdings, LLC (dba Granicus, Inc.)	4,087	4,087
Governmentjobs.com, Inc. (dba NeoGov)	19,427	19,427
GS AcquisitionCo, Inc. (dba Insightsoftware)	2,762	4,180
HealthEdge Software, Inc.	16,881	18,330
Helios Buyer, Inc. (dba Heartland)	2,115	9,592
Honor HN Buyer, Inc	11,000	18,095
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	3,985	4,688
iCIMS, Inc.	65,501	—
Intelligent Medical Objects, Inc.	4,326	—
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
Kaseya Inc.	2,200	—
Lithium Technologies, Inc.	3,066	3,066
LS Clinical Services Holdings, Inc (dba CATO)	2,200	2,200
MerchantWise Solutions, LLC (dba HungerRush)	7,475	—
Millstone Medical Outsourcing, LLC	1,885	2,144
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	5,923	5,183
MRI Software LLC	1,612	7,994

	Unfunded Commitment(1)
	June 30, 2022	December 31, 2021
NFM & J, L.P. (dba the Facilities Group)	$10,072	$11,219
One GI LLC	10,269	13,598
PDDS Holdco, Inc. (dba Planet DDS)	34,273	—
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	8,728
Pluralsight, Inc	5,100	5,100
Premier Care Dental Management, LLC	7,112	9,982
Premier Imaging, LLC (dba Lucid Health)	4,110	5,778
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	3,445	3,445
Purfoods, LLC	75	150
Qualawash Holdings, LLC	4,417	—
Riverpoint Medical, LLC	4,094	4,094
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rubrik,Inc.	4,020	—
Smarsh, Inc.	8,334	—
SpendMend, LLC	350	—
StarCompliance Intermediate, LLC	2,250	2,500
Sundance Group Holdings, Inc. (dba NetDocuments)	14,611	15,761
Sunstar Insurance Group, LLC	11,559	12,053
Superman Holdings, LLC (dba Foundation Software)	122	122
Sweep Purchaser LLC	3,094	8,105
Syntellis Performance Solutions, LLC (dba Axiom)	16,120	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8,204	9,069
Thrasio, LLC	14,686	14,686
Total Vision LLC	10,464	1,270
USN Opco LLC (dba Global Nephrology Solutions)	8,547	3,593
Volt Bidco, Inc. (dba Power Factors)	9,875	4,357
VRC Companies, LLC (dba Vital Records Control)	2,980	3,799
WebPT, Inc.	4,711	9,861
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	2,600
WhiteWater Holding Company LLC	6,028	9,652
WorkForce Software, LLC	2,319	—
Xactly Corporation	1,498	3,874
Zarya Intermediate, LLC (dba iOFFICE)	6,757	6,757
Zodiac Intermediate, LLC (dba Zipari)	7,500	7,500
CFS Management, LLC (dba Center for Sight Management)	—	1,058
Convene 237 Park Avenue, LLC (dba Convene)	—	6,100
PT Intermediate Holdings III, LLC (dba Parts Town)	—	1,980
Total	$568,895	$441,790
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

9. NET ASSETS

Equity Issuances

The Company may from time to time issue and sell shares of its common stock through public or at-the-market (“ATM”) offerings. On May 26, 2022, the Company entered into (i) an equity distribution agreement by and among the Company, GSAM and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, GSAM and SMBC Nikko Securities America, Inc. (“SMBC,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.”

The Equity Distribution Agreements provide that the Company may from time to time issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200 million, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, may be made in negotiated transactions or transactions that are deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and the Sales Agents may agree. The Sales Agents will receive a commission from the Company up to 1.00% of the gross sales price of any shares sold through the Sales Agents under the Equity Distribution Agreements.

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross Proceeds	$2,256	N/A	$2,256	N/A
Underwriting/Offering Expenses	(463)	N/A	(463)	N/A
Net Proceeds	$1,793	N/A	$1,793	N/A
Number of Shares Issued	124,132	N/A	124,132	N/A
Average Sales Price per Share	$18.17	N/A	$18.17	N/A

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45	65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45	86,741
For the Six Months Ended June 30, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05	6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45	68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05	8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45	69,917

10. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net increase in net assets from operations	$18,677	$54,972	$58,835	$115,440
Weighted average shares outstanding	101,970,098	101,649,214	101,918,422	101,617,022
Basic and diluted earnings per share	$0.18	$0.54	$0.58	$1.14

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three and six months ended June 30, 2022 was less than the conversion price for the Convertible Notes, which matured and were fully repaid on April 1, 2022 in accordance with their terms. Therefore, for the three and six months ended June 30, 2022, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data:(1)
NAV, beginning of period	$15.86	$15.91
Net investment income	0.98	1.14
Net realized and unrealized gains (losses)(2)	(0.43)	—
Net increase in net assets from operations	0.55	1.14
Issuance of common stock, net underwriting and offering costs	0.02	—
Distributions declared from net investment income	(0.90)	(1.00)
Total increase (decrease) in net assets	(0.33)	0.14
NAV, end of period	$15.53	$16.05
Market price, end of period	$16.80	$19.60
Shares outstanding, end of period	102,074,725	101,675,964
Weighted average shares outstanding	101,918,422	101,617,022
Total return based on NAV(3)	3.10%	6.41%
Total return based on market value(4)	(7.68)%	8.13%
Supplemental Data/Ratio:(5)
Net assets, end of period	$1,585,672	$1,631,525
Ratio of net expenses to average net assets	7.04%	6.30%
Ratio of net expenses before voluntary waivers to average net assets	8.51%	8.56%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.96%	2.52%
Ratio of interest and other debt expenses to average net assets	4.00%	3.66%
Ratio of net incentive fees to average net assets	0.08%	0.12%
Ratio of total expenses to average net assets	8.51%	9.12%
Ratio of net investment income to average net assets	12.53%	14.37%
Portfolio turnover	8%	13%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount per share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
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

On August 3, 2022, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 27, 2022 to holders of record as of September 30, 2022.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2022, we originated more than $6.66 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the second quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndicate agent, our 3.75% Notes due 2025 (the “2025 Notes”), and our 2.875% Notes due 2026 (the “2026 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,156.03	$3,155.52	$2,930.04	$2,945.37
First Lien/Last-Out Unitranche	99.88	99.30	157.77	162.53
Second Lien/Senior Secured Debt	263.85	241.96	295.53	283.52
Unsecured Debt	8.67	7.77	2.56	1.73
Preferred Stock	48.26	47.81	48.26	52.66
Common Stock	80.76	38.78	71.78	30.78
Warrants	1.85	0.74	1.85	1.85
Total Investments	$3,659.30	$3,591.88	$3,507.79	$3,478.44

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.8%	9.0%	7.9%	7.9%
First Lien/Last-Out Unitranche(2) (3)	9.8	11.0	9.5	9.1
Second Lien/Senior Secured Debt(2)	10.1	11.9	9.9	10.7
Unsecured Debt(2)	12.1	13.5	8.2	12.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.6%	9.1%	7.9%	8.0%

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

As of June 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 8.6% and 9.1%, as compared to 7.9% and 8.0%, as of December 31, 2021. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased marked volatility and widening of credit spreads. Within Unsecured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by origination activity.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2022	December 31, 2021
Number of portfolio companies	129	121
Percentage of performing debt bearing a floating rate(1)	99.4%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.0%	8.4%
Weighted average yield on debt and income producing investments, at fair value(3)	9.3%	8.4%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	6.4x
Weighted average interest coverage(4)	2.1x	2.5x
Median EBITDA(4)	$43.9 million	$38.97 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.7% and 40.3%, of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$71.27	2.0%	$—	—%
Grade 2	3,398.01	94.6	3,301.85	94.9
Grade 3	103.16	2.9	115.24	3.3
Grade 4	19.44	0.5	61.35	1.8
Total Investments	$3,591.88	100.0%	$3,478.44	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with fair value of $71.27 million being upgraded from grade 2 to grade 1 due to potential exits. The decrease in investments with a grade 4 investment performance rating was primarily driven by the repayment of investments with an aggregate fair value of $59.64 million, offset by an investment with a fair value of $17.74 million being downgraded from grade 3 to grade 4 due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,627.48	99.1%	$3,418.82	97.5%
Non-accrual	31.82	0.9	88.97	2.5
Total Investments	$3,659.30	100.0%	$3,507.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2022	June 30, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$358.55	$364.00
Second Lien/Senior Secured Debt	0.25	5.19
Unsecured Debt	6.06	—
Common Stock	1.50	—
Total	$366.36	$369.19
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$76.83	$193.96
First Lien/Last-Out Unitranche	0.10	0.49
Second Lien/Senior Secured Debt	29.20	82.95
Common Stock	—	0.04
Total	$106.13	$277.44
Net increase (decrease) in portfolio	$260.23	$91.75
Number of new portfolio companies with new investment commitments	6	6
Total new investment commitment amount in new portfolio companies	$197.62	$250.76
Average new investment commitment amount in new portfolio companies	$32.94	$41.79
Number of existing portfolio companies with new investment commitments	12	10
Total new investment commitment amount in existing portfolio companies	$168.74	$118.43
Weighted average remaining term for new investment commitments (in years)(2)	5.7	5.7
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.3%	8.1%
Weighted average yield on new investment commitments(5)	8.2%	8.1%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.4%	8.2%
Weighted average yield on investments sold or repaid(7)	4.1%	8.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Total investment income	$77.45	$83.92	$155.76	$166.53
Net expenses	27.01	25.43	54.33	50.15
Net investment income before taxes	50.44	58.49	101.43	116.38
Income tax expense, including excise tax	0.83	0.31	1.67	0.62
Net investment income after taxes	49.61	58.18	99.76	115.76
Net realized gain (loss) on investments	(4.43)	(1.27)	(7.09)	6.23
Net unrealized appreciation (depreciation) on investments	(29.92)	(0.74)	(38.08)	(9.32)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	3.30	(1.09)	4.36	2.99
Net realized and unrealized gains (losses)	(31.05)	(3.10)	(40.81)	(0.10)
Income tax (provision) benefit for realized and unrealized gains	0.12	(0.11)	(0.11)	(0.22)
Net increase in net assets from operations	$18.68	$54.97	$58.84	$115.44

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Net investment income after taxes	$49.61	$58.18	$99.76	$115.76
Less: Purchase discount amortization	3.72	9.39	8.03	18.53
Adjusted net investment income after taxes	$45.89	$48.79	$91.73	$97.23

Net realized and unrealized gains (losses)	$(31.05)	$(3.10)	$(40.81)	$(0.10)
Less: Net change in unrealized appreciation (depreciation) due to the purchase discount	(3.72)	(9.39)	(8.03)	(18.93)
Less: Realized gain (loss) due to the purchase discount	—	—	—	0.40
Adjusted net realized and unrealized gains (losses)	$(27.33)	$6.29	$(32.78)	$18.43

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Interest	$71.87	$78.48	$143.64	$156.73
Dividend income	0.06	0.06	0.13	0.82
Payment-in-kind	4.58	4.76	9.82	7.36
Other income	0.94	0.62	2.17	1.62
Total Investment Income	$77.45	$83.92	$155.76	$166.53

In the table above:

•
Interest income from investments decreased from $78.48 million for the three months ended June 30, 2021 to $71.87 million for the three months ended June 30, 2022. The decrease is primarily driven by the decrease in accelerated accretion of upfront loan origination fees and unamortized discounts from $10.55 million for the three months ended June 30, 2021 to $1.27 million for the three months ended June 30, 2022.
•
Interest income from investments decreased from $156.73 million for the six months ended June 30, 2021 to $143.64 million for the six months ended June 30, 2022. The decrease is primarily driven by the decrease in accelerated accretion of upfront loan origination fees and unamortized discounts from $18.21 million for the six months ended June 30, 2021 to $4.64 million for the six months ended June 30, 2022.
•
PIK increased from $7.36 million for the six months ended June 30, 2021 to $9.82 million for the six months ended June 30, 2022 due to an increase in the number of PIK investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Interest and other debt expenses	$16.18	$14.54	$31.84	$29.50
Incentive fees	3.83	11.17	12.02	23.23
Management fees	8.96	8.08	17.78	16.28
Professional fees	0.87	0.81	1.75	1.53
Directors’ fees	0.20	0.23	0.41	0.46
Other general and administrative expenses	1.15	0.80	2.26	1.90
Total Expenses	$31.19	$35.63	$66.06	$72.90
Fee waivers	(4.18)	(10.20)	(11.73)	(22.75)
Net Expenses	$27.01	$25.43	$54.33	$50.15

In the table above:

•
Interest and other debt expenses increased from $14.54 million and $29.50 million for the three and six months ended June 30, 2021 to $16.18 million and $31.84 million for the three and six months ended June 30, 2022. The increase is primarily driven by the increase in debt borrowing and rising base interest rates, slightly offset by the repayment of convertible note on April 1, 2022.
•
Incentive fees decreased from $11.17 million and $23.23 million for the three and six months ended June 30, 2021 to $3.83 million and $12.02 million for the three and six months ended June 30, 2022. The decrease is primarily driven by the decrease in results of operations from $54.97 million and $115.44 million for the three and six months ended June 30, 2021 to $18.68 million and $58.84 million for the three and six months ended June 30, 2022.
•
For the three months ended June 30, 2022, our Investment Adviser voluntarily waived incentive fees by $3.83 million and management fees by $0.35 million. For the three months ended June 30, 2021, our Investment Adviser contractually and voluntarily waived incentive fees by $10.20 million.
•
For the six months ended June 30, 2022, our Investment Adviser voluntarily waived incentive fees by $11.38 million and management fees by $0.35 million. For the six months ended June 30, 2021, our Investment Adviser contractually and voluntarily waived incentive fees by $22.25 million and management fees by $0.50 million. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2022		June 30, 2021	June 30, 2022		June 30, 2021
	(in millions)
Bolttech Mannings, Inc.	$—		$—	$(2.04)		$—
Convene 237 Park Avenue, LLC (dba Convene)	(4.54)		—	(4.54)		—
Experity, Inc.	—		—	(0.62)		—
GK Holdings, Inc. (dba Global Knowledge)	—		(1.38)	—		(1.38)
HowlCO LLC (dba Lone Wolf)	—		0.07	—		0.07
MPI Engineered Technologies, LLC	—		(0.01)	—		(0.01)
Wrike, Inc.	—	(1)	0.04	—	(1)	7.54
Other, net	0.11		0.01	0.11		0.01
Net realized gain (loss) on investments	$(4.43)		$(1.27)	$(7.09)		$6.23
(1)
Amount rounds to less than $0.01.

For the three and six months ended June 30, 2022, net realized losses were primarily driven by the full exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) in April 2022, which resulted in a realized loss of $4.54 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Unrealized appreciation	$7.75	$21.94	$14.04	$35.22
Unrealized depreciation	(37.67)	(22.68)	(52.12)	(44.54)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(29.92)	$(0.74)	$(38.08)	$(9.32)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Portfolio Company:	($ in millions)
Convene 237 Park Avenue, LLC (dba Convene)	$5.91	$8.92
Chronicle Bidco Inc. (dba Lexitas)	0.58	0.50
Total Vision LLC	0.21	(0.17)
ATX Parent Holdings, LLC - Class A Units	0.16	1.20
Tronair Parent Inc.	0.14	0.22
Smarsh, Inc.	(0.04)	(2.07)
Zarya Intermediate, LLC (dba iOFFICE)	(0.40)	0.78
Iracore International Holdings, Inc.	(0.47)	0.65
Doxim, Inc.	(1.87)	(3.32)
Diligent Corporation	(2.38)	(3.95)
CloudBees, Inc.	(2.54)	(1.68)
Zep Inc.	(2.98)	(5.76)
Wine.com, LLC	(3.05)	(4.17)
Other, net(1)	(23.19)	(29.23)
Total	$(29.92)	$(38.08)

(1)
For the three and six months ended June 30, 2022, other, net includes gross unrealized appreciation of $0.75 million and $1.77 million, and gross unrealized depreciation of $(23.94) million and $(31.00) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2022 was primarily driven by increased market volatility and widening credit spreads, partially offset by the reversal of unrealized depreciation in connection with the aforementioned exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene).

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

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sale of our investment in Wrike, Inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 178% and 186%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On May 26, 2022, we entered into (i) an equity distribution agreement by and among us, GSAM and Truist Securities, Inc. and (ii) an equity distribution agreement by and among us, GSAM and SMBC Nikko Securities America, Inc. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

In connection with the issuance of our common stock, we issued and sold the following shares of common stock:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions, except per share amount)
Gross Proceeds	$2.25	N/A	$2.25	N/A
Underwriting/Offering Expenses	(0.46)	N/A	(0.46)	N/A
Net Proceeds	$1.79	N/A	$1.79	N/A
Number of Shares Issued	124,132	N/A	124,132	N/A
Average Sales Price per Share	$18.17	N/A	$18.17	N/A

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2022:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility(1)	$1,170.18	$—	$—	$1,170.18	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, we had outstanding borrowings denominated in USD of $1,116.07 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 11.90 million and Canadian Dollar (CAD) of 0.15 million.

Revolving Credit Facility

On September 19, 2013, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on October 3, 2014, November 4, 2015, December 16, 2016, February 21, 2018, September 17, 2018, February 25, 2020, November 20, 2020, August 13, 2021, and May 5, 2022.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250.00 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75%

(subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

For further details, see Note 6 “Debt – Revolving Credit Facility” to our consolidated financial statements included in this report.

Convertible Notes

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of 4.50% unsecured convertible notes, which included $15.00 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, we closed an offering of $40.00 million in additional aggregate principal amount (the “Additional Convertible Notes” and, together with the Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms, and were fungible with and part of the Initial Convertible Notes. The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022 in accordance with their terms, using proceeds from the Revolving Credit Facility. For further details, see Note 6 “Debt – Convertible Notes” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$568.90	$441.79
Total	$568.90	$441.79

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

Under newly adopted Rule 18f-4 under the Investment Company Act, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “Limited Derivatives User,” as defined under the new rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company expects to qualify as a Limited Derivatives User and does not expect the new rule to have a material impact on its consolidated financial statements.

RECENT DEVELOPMENTS

On May 12, 2022, Carmine Rossetti notified us of his intention to resign from his position as our principal financial officer, Chief Financial Officer and Treasurer. Mr. Rossetti will cease serving as our principal financial officer, Chief Financial Officer and Treasurer, effective on or about August 10, 2022. In addition, on May 12, 2022, Mr. Rossetti also notified each of Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”) of his intention to resign as the principal financial officer, Chief Financial Officer and Treasurer of GS PMMC, GS PMMC II and GS MMLC II, respectively, in each case effective on or about August 10, 2022. Mr. Rossetti’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Rossetti will continue serving in his current role during the transition period.

On May 16, 2022, our board of directors appointed David Pessah, as Chief Financial Officer and Treasurer, effective on or about August 10, 2022. Mr. Pessah was also appointed as our principal financial officer, succeeding Mr. Rossetti, effective on or about August 10, 2022. Mr. Pessah will also continue to serve as our principal accounting officer. Mr. Pessah was also appointed as Chief Financial Officer, Treasurer and principal financial officer of GS PMMC, GS PMMC II and GS MMLC II, in each case effective on or about August 10, 2022.

On May 20, 2022, David Yu resigned from his position as our Executive Vice President and Head of Research, effective July 8, 2022. In addition, on May 20, 2022, Mr. Yu also resigned from his position as Executive Vice President and Head of Research of GS PMMC, GS PMMC II and GS MMLC II, in each case effective July 8, 2022. Mr. Yu’s resignation is not the result of any disagreement with us.

On August 3, 2022, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 27, 2022 to holders of record as of September 30, 2022.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling, and Greg Watts, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions.

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

As of June 30, 2022 and December 31, 2021, on a fair value basis, approximately 0.6% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2022 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$89.94	$(32.16)	$57.78
Up 200 basis points	59.96	(21.44)	38.52
Up 100 basis points	29.98	(10.72)	19.26
Up 75 basis points	22.49	(8.04)	14.45
Up 50 basis points	14.99	(5.36)	9.63
Up 25 basis points	7.50	(2.68)	4.82
Down 25 basis points	(7.50)	2.68	(4.82)
Down 50 basis points	(14.99)	5.36	(9.63)
Down 75 basis points	(22.47)	8.04	(14.43)
Down 100 basis points	(27.72)	10.72	(17.00)
Down 200 basis points	(33.73)	19.04	(14.69)
Down 300 basis points	(33.83)	19.04	(14.79)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We intend to be in compliance with Rule 2a-5 under the Investment Company Act on or before such compliance date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this quarterly report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on October 13, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on December 20, 2021).

10.1

Equity Distribution Agreement, dated as of May 26, 2022, among Goldman Sachs BDC, Inc., Goldman Sachs Asset Management, L.P. and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on May 26, 2022).

10.2

Equity Distribution Agreement, dated as of May 26, 2022, among Goldman Sachs BDC, Inc., Goldman Sachs Asset Management, L.P. and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on May 26, 2022).

10.3*

Ninth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 5, 2022, among the Company, as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent and other parties party thereto.

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

GOLDMAN SACHS BDC, INC.

Date: August 4, 2022	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 4, 2022	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 4, 2022	/s/ Carmine Rossetti
Carmine Rossetti Chief Financial Officer and Treasurer (Principal Financial Officer)