Form 10-Q/A
period 2022-06-30
Goldman Sachs BDC, Inc.
filed 2022-10-12
CIK 1572694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
The registrant’s Form
10-Q
filed with the SEC on August 4, 2022 did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form
10-Q
for the quarterly period ended June 30, 2022 is to add inline XBRL tagging to the Form
10-Q
in accordance with Rule 405 of Regulation
S-T.
No changes have been made to the registrant’s Form
10-Q.
This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form
10-Q
or modify or update in any way disclosures made in the original filing.

GOLDMAN SACHS BDC, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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
1st Lien/Senior Secured Debt — 199.00%
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
1st Lien/Last-Out Unitranche (6) — 6.26%
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
2nd Lien/Senior Secured Debt — 15.26%
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
Unsecured Debt — 0.49%
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

Goldman Sachs BDC, Inc.
Consolidated Schedule of Investments as of June 30, 2022 (continued)
(in thousands, except share and per share amounts)
(Unaudited)

Investment *#	Industry	Interest Rate		Initial Acquisition Date (8)	Par/ Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.01%
Broadway Parent, LLC	Diversified Financial Services			01/25/21	4,000,000	$4,019	$4,000	(2) (3) (5)
CloudBees, Inc.	Software			11/24/21	1,152,957	12,899	12,706	(2) (3) (5)
Foundation Software	Construction & Engineering			08/31/20	22	21	26	(2) (3) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software			12/02/21	10,597	10,332	10,971	(2) (3) (5)
Kawa Solar Holdings Limited	Construction & Engineering	8.00	% PIK	10/25/16	77,164	778	—	^ (1) (3) (7)
MedeAnalytics, Inc.	Health Care Technology			10/09/20	42,600	41	4	(2) (3) (5)
Wine.com, LLC	Beverages			11/14/18	535,226	8,225	8,376	(2) (3) (5)
Wine.com, LLC	Beverages			03/03/21	124,040	3,067	3,286	(2) (3) (5)
WSO2, Inc.	IT Services			11/04/21	561,918	8,876	8,440	(2) (3) (5)

Total Preferred Stock						48,258	47,809
Common Stock - 2.45%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software			03/10/21	29,326	$2,933	$2,654	(2) (3) (5)
Animal Supply Holdings, LLC	Distributors			08/14/20	37,500	126	—	^ (3) (5)
Animal Supply Holdings, LLC	Distributors			08/14/20	83,333	13,745	—	^ (3) (5)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment			09/01/21	332	167	1,773	^ (1) (3) (5)
Bolttech Mannings, Inc.	Commercial Services & Supplies			12/22/17	4,145,602	22,366	6,177	^^ (3) (5)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services			03/30/18	20,183	2,916	4,012	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services			03/30/18	19,048	514	1,364	^^^ (1) (2) (3) (5)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			01/11/21	3,126,780	5,300	—	^ (1) (3) (5)
Country Fresh Holding Company Inc.	Food Products			04/29/19	1,514	888	—	(2) (3) (5)
Elah Holdings, Inc.	Capital Markets			05/09/18	111,650	5,238	5,396	^ (2) (3) (5)
Exostar LLC - Class B	Aerospace & Defense			07/06/20	31,407	—	20	(2) (3) (5)
Foundation Software - Class B	Construction & Engineering			08/31/20	11,826	—	6	(2) (3) (5)
Iracore International Holdings, Inc.	Energy Equipment & Services			04/13/17	28,898	7,003	5,888	^ (3) (5)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail			09/30/20	18,869	56	345	(5)
Kawa Solar Holdings Limited	Construction & Engineering			08/17/16	1,399,556	—	—	^ (1) (3) (5)
National Spine and Pain Centers, LLC	Health Care Providers & Services			06/02/17	1,100	883	329	(2) (3) (5)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels				3,579,988	9,237	612	(1) (5)
Total Vision LLC	Health Care Providers & Services			07/15/21	122,571	2,270	2,260	(2) (3) (5)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers			08/11/21	3,355	3,407	3,138	(2) (3) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services			12/21/21	23,400	2,340	2,465	(2) (3) (5)
Yasso, Inc.	Food Products			03/23/17	1,640	1,368	2,339	(2) (3) (5)

Total Common Stock						80,757	38,778
Warrants - 0.05%
CloudBees, Inc.	Software			11/24/21	333,980	$1,849	$742	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products			06/22/20	59	—	—	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products			05/29/20	2,812	—	—	(2) (3) (5)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products			05/29/20	294	—	—	(2) (3) (5)
Total Warrants						1,849	742

Total Investments - 226.52%						$3,659,299	$3,591,876

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.
Consolidated Schedule of Investments as of June 30, 2022
(in thousands, except share and per share amounts)
(Unaudited)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(+)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR (“S”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 3.62%, 2.94%, 2.29% and 1.79%, respectively. As of June 30, 2022, 1 month S was 1.09%, 3 month S was 0.70%, P was 4.75%, and Canadian Prime rate (“CDN P”) was 3.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.

(++)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).

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
“first-out”
portions. The
“first-out”
portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the
“last-out”
portion.

(7)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(8)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $86,717 or 5.47% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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
1st Lien/Senior Secured Debt — 182.44%
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

Goldman Sachs BDC, Inc.
Consolidated Schedule of Investments as of December 31, 2021 (continued)
(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate		Initial Acquisition Date (8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock — 3.26%
Broadway Parent, LLC	Diversified Financial Services			01/25/21	4,000,000	$4,019	$4,720	(2	) (3) (6)
CloudBees, Inc.	Software			11/24/21	1,152,957	12,899	12,901	(2	) (6)
Foundation Software	Construction & Engineering			08/31/20	22	21	25	(2	) (3) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software			12/02/21	10,597	10,332	10,332	(2	) (6)
Kawa Solar Holdings Limited	Construction & Engineering	8.00	% PIK	10/25/16	74,168	778	—	^	(1) (3) (5)
MedeAnalytics, Inc.	Health Care Technology			10/09/20	42,600	41	40	(2	) (3) (6)
Wine.com, LLC	Beverages			03/03/21	124,040	3,067	3,329	(2	) (3) (6)
Wine.com, LLC	Beverages			11/14/18	535,226	8,225	12,432	(2	) (3) (6)
WSO2, Inc.	IT Services			11/04/21	561,918	8,876	8,876	(2	) (6)

Total Preferred Stock						48,258	52,655
Common Stock — 1.91%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software			03/10/21	29,326	$2,933	$3,065	(2	) (3) (6)
Animal Supply Holdings, LLC	Distributors			08/14/20	37,500	126	—	^	(3) (6)
Animal Supply Holdings, LLC	Distributors			08/14/20	83,333	13,745	—	^	(3) (6)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment			09/01/21	332	167	577	^	(1) (3) (6)
Bolttech Mannings, Inc.	Commercial Services & Supplies			12/22/17	309,142	14,885	727	^^	(3) (6)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services			03/30/18	20,183	2,916	4,071	^^^	(2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services			03/30/18	19,048	514	1,420	^^^	(1) (2) (3) (6)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			01/11/21	3,126,780	5,300	—	^	(1) (3) (6)
Country Fresh Holding Company Inc.	Food Products			04/29/19	1,514	888	—	(2	) (3) (6)
Elah Holdings, Inc.	Capital Markets			05/09/18	111,650	5,238	5,396	^	(2) (3) (6)
Exostar LLC - Class B	Aerospace & Defense			07/06/20	31,407	—	25	(2	) (3) (6)
Foundation Software - Class B	Construction & Engineering			08/31/20	11,826	—	9	(2	) (3) (6)
Iracore International Holdings, Inc.	Energy Equipment & Services			04/13/17	28,898	7,003	5,235	^	(3) (6)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail			09/30/20	18,869	56	362	(6)
Kawa Solar Holdings Limited	Construction & Engineering			08/17/16	1,399,556	—	—	^	(1) (3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services			06/02/17	1,100	883	546	(2	) (3) (6)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels				3,579,988	9,237	322	(1	) (6)
Total Vision LLC	Health Care Providers & Services			07/15/21	72,571	1,270	1,306	(2	) (3) (6)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers			08/11/21	2,908	2,908	3,057	(2	) (3) (6)
WhiteWater Holding Company LLC	Diversified Consumer Services			12/21/21	23,400	2,340	2,340	(2	) (6)
Yasso, Inc.	Food Products			03/23/17	1,640	1,368	2,326	(2	) (3) (6)

Total Common Stock						71,777	30,784
Warrants — 0.11%
CloudBees, Inc.	Software			11/24/21	333,980	$1,849	$1,850	(2	) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products			05/29/20	147	—	—	(2	) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products			06/22/20	30	—	—	(2	) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products			05/29/20	1,406	—	—	(2	) (3) (6)

Total Warrants						1,849	1,850

Total Investments — 215.46%						$3,507,790	$3,478,443

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.
Consolidated Schedule of Investments as of December 31, 2021 (continued)
(in thousands, except share and per share amounts)

*	Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt.”

(+)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR (“L”), SOFR (“S”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L or S rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.58%, 0.34%, 0.21%, 0.15%, 0.10% and 0.08%, respectively. As of December 31, 2021, 3 month S was 0.05%, P was 3.25%, and Canadian Prime rate (“CDN P”) was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(++)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).

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

(4)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies.”

(5)	The investment is on non-accrual status. See Note 2 “Significant Accounting Policies.”

(6)	Non-income producing security.

(7)
In exchange for the greater risk of loss, the
“last-out”
portion of the Company’s unitranche loan investment generally earns a higher interest rate than the
“first-out”
portions. The
“first-out”
portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the
“last-out”
portion.

(8)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $84,967 or 5.26% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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
(“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”)
.

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
Affiliates
GS Group Inc. owned 6.36% as of June 30, 2022 and 6.37% as of December 31, 2021 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$21,116	$(18,660)	$(2,035)	$(1,061)	$17,735	$275

Total Controlled Affiliates	$18,375	$21,116	$(18,660)	$(2,035)	$(1,061)	$17,735	$275

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$63,990	$(63,990)	$—	$—	$—	$—
Animal Supply Holdings, LLC	6,569	381	—	—	42	6,992	382
ATX Networks Corp.	6,039	85	(524)	—	1,602	7,202	299
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(115)	5,376	125
Conergy Asia & ME Pte. LTD	400	—	—	—	(218)	182	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	653	8,249	120
Kawa Solar Holdings Limited	1,328	—	—	—	(20)	1,308	—

Total Non-Controlled Affiliates	$32,819	$64,456	$(64,514)	$—	$1,944	$34,705	$926

Total Affiliates	$51,194	$85,572	$(83,174)	$(2,035)	$883	$52,440	$1,201

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions (2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486

Total Controlled Affiliates	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486

Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$809,929	$(809,929)	$—	$—	$—	$2
Animal Supply Holdings, LLC	16,838	723	—	(756)	(10,236)	6,569	723
ATX Networks Corp.	—	6,133	—	—	(94)	6,039	196
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	1,126	5,491	307
Conergy Asia & ME Pte. LTD	334	—	—	—	66	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(2,582)	7,596	926
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—

Total Non-Controlled Affiliates	$87,211	$816,785	$(858,423)	$35,160	$(47,914)	$32,819	$2,148

Total Affiliates	$107,021	$821,759	$(858,423)	$35,160	$(54,323)	$51,194	$3,634

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

4. INVESTMENTS
The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2022		December 31, 2021

Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,156,027	$3,155,522	$2,930,047	$2,945,368
1st Lien/Last-Out Unitranche	99,879	99,301	157,768	162,532
2nd Lien/Senior Secured Debt	263,862	241,959	295,533	283,521
Unsecured Debt	8,667	7,765	2,558	1,733
Preferred Stock	48,258	47,809	48,258	52,655
Common Stock	80,757	38,778	71,777	30,784
Warrants	1,849	742	1,849	1,850

Total	$3,659,299	$3,591,876	$3,507,790	$3,478,443

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2022		December 31, 2021

Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.0%	36.2%	13.5%	29.0%
Health Care Providers & Services	11.6	26.3	10.3	22.3
Diversified Financial Services	10.9	24.6	9.2	19.9
Health Care Technology	9.3	21.2	11.0	23.6
Professional Services	7.8	17.6	7.9	17.1
IT Services	6.3	14.2	5.8	12.6
Diversified Consumer Services	6.2	14.0	6.1	13.2
Real Estate Mgmt. & Development	4.1	9.4	5.8	12.5
Commercial Services & Supplies	3.6	8.3	3.3	7.1
Interactive Media & Services	3.3	7.6	5.2	11.1
Health Care Equipment & Supplies	3.1	6.9	3.2	6.9
Entertainment	2.1	4.8	2.2	4.7
Chemicals	1.5	3.5	1.8	3.8
Hotels, Restaurants & Leisure	1.5	3.5	1.6	3.4
Transportation Infrastructure	1.5	3.3	1.5	3.3
Road & Rail	1.2	2.7	1.2	2.7
Internet & Direct Marketing Retail	1.1	2.5	1.1	2.4
Independent Power and Renewable Electricity Producers	1.1	2.4	0.7	1.6
Household Products	1.0	2.4	1.1	2.4
Aerospace & Defense	1.0	2.2	1.0	2.2
Construction & Engineering	0.9	2.1	1.0	2.1
Beverages	0.9	1.9	1.0	2.2
Trading Companies & Distributors	0.8	1.7	0.7	1.5
Pharmaceuticals	0.4	0.9	0.4	0.9
Auto Components	0.4	0.8	0.9	1.9
Insurance	0.4	0.8	0.4	0.8
Containers & Packaging	0.3	0.7	0.3	0.7
Leisure Products	0.3	0.7	0.3	0.7
Communications Equipment	0.2	0.5	0.2	0.4
Energy Equipment & Services	0.2	0.5	0.2	0.5
Distributors	0.2	0.5	0.2	0.4
Air Freight & Logistics	0.2	0.4	0.2	0.4
Specialty Retail	0.2	0.4	0.2	0.3
Textiles, Apparel & Luxury Goods	0.2	0.4	0.2	0.4
Capital Markets	0.1	0.3	0.2	0.3
Food Products	0.1	0.2	0.1	0.1
Building Products	— (1)	0.1	— (1)	0.1
Oil, Gas & Consumable Fuels (1)	—	—	—	—

Total	100.0%	226.5%	100.0%	215.5%

(1)	Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2022	December 31, 2021
United States	96.7%	96.5%
Canada	2.9	3.0
United Kingdom	0.4	0.5
Germany (1)	—	—
Singapore (1)	—	—

Total	100.0%	100.0%

(1)	Amount rounds to less than 0.1%.
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

Level 3 Instruments	Fair Value (1)(2)	Valuation Techniques (3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs (4)	Weighted Average (5)
As of June 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,788,622	Discounted cash flows	Discount Rate	8.5% - 46.9%	10.4%
	1,308	Collateral analysis	Recovery Rate	—	33.4%
1st Lien/Last-Out Unitranche	99,301	Discounted cash flows	Discount Rate	—	12.5%
2nd Lien/Senior Secured Debt	141,099	Discounted cash flows	Discount Rate	11.7% - 16.8%	13.2%
	1,701	Comparable multiples	EV/EBITDA (6)	—	9.7x
Unsecured Debt	7,583	Discounted cash flows	Discount Rate	13.2% - 17.3%	16.4%
	182	Collateral analysis	Recovery Rate	—	14.4%
Equity
Preferred Stock	$13,001	Comparable multiples	EV/EBITDA (6)	8.9x - 28.2x	26.4x
	34,808	Comparable multiples	EV/Revenue	1.9x - 5.1x	3.7x
Common Stock	10,772	Discounted cash flows	Discount Rate	15.4% - 30.4%	24.2%
	20,238	Comparable multiples	EV/EBITDA (6)	4.5x - 19.6x	10.1x
	6,811	Comparable multiples	EV/Revenue	0.6x - 16.6x	8.1x
Warrants	742	Comparable multiples	EV/Revenue	—	5.1x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,271,598	Discounted cash flows	Discount Rate	7.1% - 22.5%	9.1%
	1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	162,532	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.4%
2nd Lien/Senior Secured Debt	177,079	Discounted cash flows	Discount Rate	9.7% - 15.4%	11.2%
	1,701	Comparable multiples	EV/EBITDA (6)	—	9.3x
Unsecured Debt	1,333	Discounted cash flows	Discount Rate	—	14.8%
	400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,425	Comparable multiples	EV/EBITDA (6)	10.5x - 21.4x	21.2x
	18,121	Comparable multiples	EV/Revenue	1.5x - 5.7x	2.0x
Common Stock	10,887	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.1%
	12,871	Comparable multiples	EV/EBITDA (6)	4.4x - 19.2x	10.3x
	4,002	Comparable multiples	EV/Revenue	0.7x - 18.9x	14.9x
Warrants	1,850	Comparable multiples	EV/Revenue	—	8.2x

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
The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2022				December 31, 2021

Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$88,230	$3,067,292	$3,155,522	$—	$102,358	$2,843,010	$2,945,368
1st Lien/Last-Out Unitranche	—	—	99,301	99,301	—	—	162,532	162,532
2nd Lien/Senior Secured Debt	—	54,067	187,892	241,959	—	104,741	178,780	283,521
Unsecured Debt	—	—	7,765	7,765	—	—	1,733	1,733
Preferred Stock	—	—	47,809	47,809	—	—	52,655	52,655
Common Stock	957	—	37,821	38,778	684	—	30,100	30,784
Warrants	—	—	742	742	—	—	1,850	1,850

Total Assets	$957	$142,297	$3,448,622	$3,591,876	$684	$207,099	$3,270,660	$3,478,443

Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$146	$—	$146	$—	$100	$—	$100
The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (2)	Net Amortization of Premium/ Discount	Transfers In (3)	Transfers Out (3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$2,843,010	$377,169	$(5,176)	$(13,809)	$(144,958)	$11,056	$—	$—	$3,067,292	$(22,736)
1st Lien/Last-Out Unitranche	162,532	—	—	(5,341)	(61,091)	3,201	—	—	99,301	(3,322)
2nd Lien/Senior Secured Debt	178,780	14,819	(2,035)	(8,807)	(47,859)	2,774	50,220	—	187,892	(7,780)
Unsecured Debt	1,733	6,088	—	(77)	—	21	—	—	7,765	(77)
Preferred Stock	52,655	—	—	(4,846)	—	—	—	—	47,809	(4,846)
Common Stock	30,100	8,979	105	(1,258)	(105)	—	—	—	37,821	(1,258)
Warrants	1,850	—	—	(1,108)	—	—	—	—	742	(1,108)

Total Assets	$3,270,660	$407,055	$(7,106)	$(35,246)	$(254,013)	$17,052	$50,220	$—	$3,448,622	$(41,127)

For the Six Months Ended June 30, 2021
1st Lien/Senior Secured Debt	$2,384,944	$402,646	$(113)	$(2,409)	$(361,518)	$23,572	$—	$(49,596)	$2,397,526	$4,126
1st Lien/Last-Out Unitranche	143,231	6,638	—	281	(14,437)	1,273	—	—	136,986	653
2nd Lien/Senior Secured Debt	407,872	8,314	(1,203)	2,471	(88,900)	7,324	—	(52,671)	283,207	4,987
Unsecured Debt	334	—	—	184	—	—	—	—	518	184
Preferred Stock	48,080	7,086	—	(568)	—	—	—	—	54,598	(568)
Common Stock	65,284	2,540	7,537	(14,466)	(17,320)	—	—	—	43,575	(7,465)
Warrants	1,024	—	—	(629)	—	—	—	—	395	(629)

Total Assets	$3,050,769	$427,224	$6,221	$(15,136)	$(482,175)	$32,169	$—	$(102,267)	$2,916,805	$1,288

(1)	Purchases may include PIK, securities received in corporate actions and restructurings.

(2)	Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(3)	Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2022	December 31, 2021
Revolving Credit Facility	3	$1,170,184	$858,722
Convertible Notes (1)	2	$—	$158,116
2025 Notes	2	$349,272	$377,778
2026 Notes	2	$452,350	$513,037

(1)	On April 1, 2022, the Convertible Notes matured and were paid in full.

6.	DEBT
The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 178% and 186%.
The Company’s outstanding debt was as follows:

	As of
	June 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value (1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value (1)
Revolving Credit Facility (2)	$1,695,000	$527,367	$1,170,184	$1,695,000	$837,164	$858,722
Convertible Notes (3)	—	—	—	155,000	—	154,665
2025 Notes	360,000	—	356,380	360,000	—	355,735
2026 Notes	500,000	—	493,219	500,000	—	492,304

Total Debt	$2,555,000	$527,367	$2,019,783	$2,710,000	$837,164	$1,861,426

(1)	The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
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

2025 Notes
On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.75% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.
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

2026 Notes
On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of its 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.
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

	Unfunded Commitment (1)
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

	Unfunded Commitment (1)
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

11.	FINANCIAL HIGHLIGHTS
Below presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data: (1)
NAV, beginning of period	$15.86	$15.91
Net investment income	0.98	1.14
Net realized and unrealized gains (losses) (2)	(0.43)	—

Net increase in net assets from operations	0.55	1.14

Issuance of common stock, net underwriting and offering costs	0.02	—
Distributions declared from net investment income	(0.90)	(1.00)

Total increase (decrease) in net assets	(0.33)	0.14

NAV, end of period	$15.53	$16.05

Market price, end of period	$16.80	$19.60
Shares outstanding, end of period	102,074,725	101,675,964
Weighted average shares outstanding	101,918,422	101,617,022
Total return based on NAV (3)	3.10%	6.41%
Total return based on market value (4)	(7.68)%	8.13%
Supplemental Data/Ratio: (5)
Net assets, end of period	$1,585,672	$1,631,525
Ratio of net expenses to average net assets	7.04%	6.30%
Ratio of net expenses before voluntary waivers to average net assets	8.51%	8.56%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.96%	2.52%
Ratio of interest and other debt expenses to average net assets	4.00%	3.66%
Ratio of net incentive fees to average net assets	0.08%	0.12%
Ratio of total expenses to average net assets	8.51%	9.12%
Ratio of net investment income to average net assets	12.53%	14.37%
Portfolio turnover	8%	13%

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

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2022		December 31, 2021

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Weighted Average Yield (1)
First Lien/Senior Secured Debt (2)	8.8%	9.0%	7.9%	7.9%
First Lien/Last-Out Unitranche (2) (3)	9.8	11.0	9.5	9.1
Second Lien/Senior Secured Debt (2)	10.1	11.9	9.9	10.7
Unsecured Debt (2)	12.1	13.5	8.2	12.7
Preferred Stock (4)	—	—	—	—
Common Stock (4)	—	—	—	—
Warrants (4)	—	—	—	—
Total Portfolio	8.6%	9.1%	7.9%	8.0%

(1)	The weighted average yield at amortized cost of our portfolio excludes the purchase discount and amortization related to the Merger and does not represent the total return to our stockholders.
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
The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2022	December 31, 2021

Number of portfolio companies	129		121
Percentage of performing debt bearing a floating rate (1)	99.4%		99.4%
Percentage of performing debt bearing a fixed rate (1)(2)	0.6%		0.6%
Weighted average yield on debt and income producing investments, at amortized cost (3)	9.0%		8.4%
Weighted average yield on debt and income producing investments, at fair value (3)	9.3%		8.4%
Weighted average leverage (net debt/EBITDA) (4)	6.0x		6.4x
Weighted average interest coverage (4)	2.1x		2.5x
Median EBITDA (4)	$43.9 million	$	38.97 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

The following table shows our investment activity by investment type
(1)
:

	For the Three Months Ended
	June 30, 2022	June 30, 2021

	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$358.55	$364.00
Second Lien/Senior Secured Debt	0.25	5.19
Unsecured Debt	6.06	—
Common Stock	1.50	—

Total	$366.36	$369.19

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$76.83	$193.96
First Lien/Last-Out Unitranche	0.10	0.49
Second Lien/Senior Secured Debt	29.20	82.95
Common Stock	—	0.04

Total	$106.13	$277.44

Net increase (decrease) in portfolio	$260.23	$91.75

Number of new portfolio companies with new investment commitments	6	6
Total new investment commitment amount in new portfolio companies	$197.62	$250.76
Average new investment commitment amount in new portfolio companies	$32.94	$41.79
Number of existing portfolio companies with new investment commitments	12	10
Total new investment commitment amount in existing portfolio companies	$168.74	$118.43
Weighted average remaining term for new investment commitments (in years) (2)	5.7	5.7
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates (3)	—%	—%
Weighted average yield on new debt and income producing investment commitments (4)	8.3%	8.1%
Weighted average yield on new investment commitments (5)	8.2%	8.1%
Weighted average yield on debt and income producing investments sold or repaid (6)	10.4%	8.2%
Weighted average yield on investments sold or repaid (7)	4.1%	8.0%

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
Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	($ in millions)
Unrealized appreciation	$7.75	$21.94	$14.04	$35.22
Unrealized depreciation	(37.67)	(22.68)	(52.12)	(44.54)

Net Change in Unrealized Appreciation (Depreciation) on Investments	$(29.92)	$(0.74)	$(38.08)	$(9.32)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

	($ in millions)
Portfolio Company:
Convene 237 Park Avenue, LLC (dba Convene)	$5.91	$8.92
Chronicle Bidco Inc. (dba Lexitas)	0.58	0.50
Total Vision LLC	0.21	(0.17)
ATX Parent Holdings, LLC—Class A Units	0.16	1.20
Tronair Parent Inc.	0.14	0.22
Smarsh, Inc.	(0.04)	(2.07)
Zarya Intermediate, LLC (dba iOFFICE)	(0.40)	0.78
Iracore International Holdings, Inc.	(0.47)	0.65
Doxim, Inc.	(1.87)	(3.32)
Diligent Corporation	(2.38)	(3.95)
CloudBees, Inc.	(2.54)	(1.68)
Zep Inc.	(2.98)	(5.76)
Wine.com, LLC	(3.05)	(4.17)
Other, net (1)	(23.19)	(29.23)

Total	$(29.92)	$(38.08)

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

5
6

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

	($ in millions)
Portfolio Company:
Other, net (1)	$4.50	$9.42
GK Holdings, Inc. (dba Global Knowledge)	1.58	1.58
Market Track, LLC	1.48	1.49
Hollander Sleep & Décor (dba SureFit)	1.43	1.43
Jill Acquisition LLC (dba J. Jill)	1.36	1.22
SMB Shipping Logistics, LLC (dba Worldwide Express)	1.34	3.02
Odyssey Logistics & Technology Corporation	0.91	2.92
Wrike, Inc.	—	(8.91)
Bolttech Mannings, Inc.	(0.80)	(2.18)
Convene 237 Park Avenue, LLC (dba Convene)	(1.14)	(6.29)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	(1.43)	(1.01)
ERC Finance, LLC (dba Eating Recovery Center)	(2.02)	(1.66)
Xcellence, Inc. (dba Xact Data Discovery)	(2.08)	(1.96)

Empirix, Inc.	(2.21)	(1.10)
Animal Supply Holdings, LLC	(3.66)	(7.29)

Total	$(0.74)	$(9.32)

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
(“ATM”) offerings. On May 26, 2022, we entered into (i) an equity distribution agreement by and among us, GSAM and Truist Securities, Inc. and (ii) an equity distribution agreement by and among us, GSAM and SMBC Nikko Securities America, Inc. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

5
7

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

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility (1)	$1,170.18	$—	$—	$1,170.18	$—

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

5
8

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
2025 Notes
On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.
2026 Notes
On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2026 Notes” to our consolidated financial statements included in this report.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed as part of this quarterly report on Form
10-Q
are set forth on the Index to Exhibits, which is incorporated herein by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on October 13, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on December 20, 2021).

10.1	Equity Distribution Agreement, dated as of May 26, 2022, among Goldman Sachs BDC, Inc., Goldman Sachs Asset Management, L.P. and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on May 26, 2022).

10.2	Equity Distribution Agreement, dated as of May 26, 2022, among Goldman Sachs BDC, Inc., Goldman Sachs Asset Management, L.P. and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on May 26, 2022).

10.3	Ninth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 5, 2022, among the Company, as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent and other parties party thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

31.1	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

31.2	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.3 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: October 12, 2022	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: October 12, 2022	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: October 12, 2022	/s/ David Pessah
David Pessah Chief Financial Officer and Treasurer (Principal Financial Officer)