Form 10-Q
period 2022-09-30
Goldman Sachs BDC, Inc.
filed 2022-11-03
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, there were 102,778,441 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
the impact of the coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser of the Company;
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
•
our ability to maintain our status as a BDC and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•
actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•
general price and volume fluctuations in the stock market;
•
the ability of the Investment Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations, including the Inflation Reduction Act of 2022;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
the ability to realize the anticipated benefits of the Merger (as defined below).
•
the impact of inflation and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
purchases of our common stock pursuant to the 10b5-1 Plan (as defined herein) or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market;

•
purchases of our common stock by us under the 10b5-1 Plan or otherwise may result in dilution to our NAV per share; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,664,754 and $3,416,195)	$3,586,780	$3,427,249
Non-controlled affiliated investments (cost of $58,267 and $58,221)	31,280	32,819
Controlled affiliated investments (cost of $34,745 and $33,374)	—	18,375
Total investments, at fair value (cost of $3,757,766 and $3,507,790)	$3,618,060	$3,478,443
Cash	32,670	33,764
Receivable for investments sold	12,508	89
Unrealized appreciation on foreign currency forward contracts	111	100
Interest and dividends receivable	31,800	23,278
Deferred financing costs	13,513	12,631
Other assets	744	2,686
Total assets	$3,709,406	$3,550,991
Liabilities
Debt (net of debt issuance costs of $9,571 and $12,296)	$2,096,709	$1,861,426
Interest and other debt expenses payable	6,783	14,936
Management fees payable	9,157	8,370
Incentive fees payable	—	760
Distribution payable	46,250	45,818
Accrued offering costs	340	—
Accrued expenses and other liabilities	6,264	5,281
Total liabilities	$2,165,503	$1,936,591
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 102,778,441 and 101,818,811 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	103	102
Paid-in capital in excess of par	1,686,942	1,670,742
Distributable earnings	(141,721)	(55,023)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,543,903	$1,614,400
Total liabilities and net assets	$3,709,406	$3,550,991
Net asset value per share	$15.02	$15.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$88,326	$90,043	$231,605	$246,570
Payment-in-kind	5,154	4,768	14,266	11,179
Other income	1,384	1,101	3,550	2,717
From non-controlled affiliated investments:
Dividend income	133	90	258	916
Interest income	120	119	469	282
Payment-in-kind	101	175	553	478
From controlled affiliated investments:
Payment-in-kind	—	365	259	1,008
Interest income	—	23	16	69
Total investment income	$95,218	$96,684	$250,976	$263,219
Expenses:
Interest and other debt expenses	$21,979	$14,449	$53,823	$43,953
Incentive fees	—	9,326	12,023	32,551
Management fees	9,157	7,962	26,933	24,241
Professional fees	814	724	2,559	2,257
Directors’ fees	209	234	616	698
Other general and administrative expenses	1,041	793	3,301	2,691
Total expenses	$33,200	$33,488	$99,255	$106,391
Fee waivers	$—	$(1,441)	$(11,724)	$(24,192)
Net expenses	$33,200	$32,047	$87,531	$82,199
Net investment income before taxes	$62,018	$64,637	$163,445	$181,020
Income tax expense, including excise tax	$829	$305	$2,494	$929
Net investment income after taxes	$61,189	$64,332	$160,951	$180,091
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(1,606)	$(5,054)	$4,628
Non-controlled affiliated investments	—	35,916	—	35,916
Controlled affiliated investments	—	—	(2,035)	—
Foreign currency forward contracts	90	(49)	171	(220)
Foreign currency and other transactions	(1,565)	69	(2,413)	113
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(50,069)	(21,412)	(89,028)	(20,534)
Non-controlled affiliated investments	(3,529)	(39,257)	(1,585)	(47,279)
Controlled affiliated investments	(18,685)	(1,391)	(19,746)	(3,566)
Foreign currency forward contracts	(35)	122	11	396
Foreign currency translations and other transactions	4,974	1,392	10,051	4,234
Net realized and unrealized gains (losses)	$(68,819)	$(26,216)	$(109,628)	$(26,312)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$—	$—	$(53)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	130	(83)	12	(253)
Net increase (decrease) in net assets from operations	$(7,500)	$38,033	$51,335	$153,473
Weighted average shares outstanding	102,367,005	101,727,464	102,069,593	101,654,241
Net investment income per share (basic and diluted)	$0.60	$0.63	$1.58	$1.77
Earnings (loss) per share (basic and diluted)	$(0.07)	$0.37	$0.50	$1.51

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net assets at beginning of period	$1,585,672	$1,631,525	$1,614,400	$1,615,141
Increase (decrease) in net assets from operations:
Net investment income	$61,189	$64,332	$160,951	$180,091
Net realized gain (loss)	(1,475)	34,330	(9,331)	40,437
Net change in unrealized appreciation (depreciation)	(67,344)	(60,546)	(100,297)	(66,749)
(Provision) benefit for taxes on realized gain/loss on investments	—	—	—	(53)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	130	(83)	12	(253)
Net increase (decrease) in net assets from operations	$(7,500)	$38,033	$51,335	$153,473
Distributions to stockholders from:
Distributable earnings	$(46,250)	$(50,876)	$(138,033)	$(152,513)
Total distributions to stockholders	$(46,250)	$(50,876)	$(138,033)	$(152,513)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$10,560	$—	$12,352	$—
Reinvestment of stockholder distributions	1,421	1,407	3,849	3,988
Net increase in net assets from capital transactions	$11,981	$1,407	$16,201	$3,988
Total increase (decrease) in net assets	$(41,769)	$(11,436)	$(70,497)	$4,948
Net assets at end of period	$1,543,903	$1,620,089	$1,543,903	$1,620,089
Distributions per share	$0.45	$0.50	$1.35	$1.50

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase in net assets from operations:	$51,335	$153,473
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(601,799)	(1,039,961)
Payment-in-kind interest capitalized	(15,262)	(12,868)
Proceeds from sales of investments and principal repayments	390,836	1,223,537
Net realized (gain) loss	7,125	(41,246)
Net change in unrealized (appreciation) depreciation on investments	110,359	71,379
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(9)	(185)
Amortization of premium and accretion of discount, net	(30,876)	(70,199)
Amortization of deferred financing and debt issuance costs	4,721	5,488
Amortization of original issue discount on convertible notes	118	350
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(12,419)	2,145
(Increase) decrease in interest and dividends receivable	(8,522)	10
(Increase) decrease in other assets	1,942	(1,910)
Increase (decrease) in interest and other debt expenses payable	(8,266)	142
Increase (decrease) in management fees payable	787	2,017
Increase (decrease) in incentive fees payable	(760)	5,220
Increase (decrease) in accrued expenses and other liabilities	983	(226)
Net cash provided by (used for) operating activities	$(109,707)	$297,166
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$12,870	$—
Offering costs paid	(178)	—
Distributions paid	(133,752)	(148,426)
Deferred financing and debt issuance costs paid	(2,883)	(4,545)
Borrowings on debt	737,558	622,672
Repayments of debt	(505,000)	(627,193)
Net cash provided by (used for) financing activities	$108,615	$(157,492)
Net increase (decrease) in cash	$(1,092)	$139,674
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(211)
Cash, beginning of period	33,764	32,137
Cash, end of period	$32,670	$171,600
Supplemental and non-cash activities
Interest expense paid	$54,830	$35,132
Accrued but unpaid excise tax expense	$1,469	$1,026
Accrued but unpaid offering costs	$340	$—
Accrued but unpaid distributions	$46,250	$45,789
Reinvestment of stockholder distributions	$3,849	$3,988
Exchange of investments	$134,210	$9,469

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 207.24%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.42%	L + 5.75%	11/06/26		$9,265	$9,164	$9,149	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.00%	P + 4.75%	11/06/26		1,151	681	679	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.00%	CDN P + 4.75%	11/06/26	CAD	139	109	99	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.07%	L + 6.50%	06/16/23		13,589	13,439	13,487	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.07%	L + 6.50%	06/16/23		2,069	1,996	2,053	(3)
A Place For Mom, Inc.	Diversified Consumer Services	7.62%	L + 4.50%	02/10/26		7,345	7,326	6,611
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	8.54%	L + 6.25%	03/10/27		16,264	15,946	15,939	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	8.54%	L + 6.25%	03/10/27		3,042	1,673	1,641	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	03/10/27		1,220	(23)	(24)	(2) (3) (4)
Acquia, Inc.	Software	9.63%	L + 7.00%	10/31/25		42,164	40,837	41,216	(2) (3)
Acquia, Inc.	Software	10.16%	L + 7.00%	10/31/25		3,268	1,277	1,260	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	7.63%	S + 6.00%	05/08/28		26,460	25,959	25,931	(2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		2,530	(47)	(51)	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		7,120	(67)	(142)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		5,348	5,299	3,129	(5)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		331	326	194	(5)
Apptio, Inc.	IT Services	8.46%	L + 6.00%	01/10/25		79,154	77,130	78,362	(2) (3)
Apptio, Inc.	IT Services	8.46%	L + 6.00%	01/10/25		5,385	2,110	2,100	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.22%	S + 7.00%	07/01/26		39,210	38,573	38,426	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.79%	S + 8.00%	07/01/26		2,339	2,339	2,362	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.46%	S + 8.00%	07/01/26		6,600	1,002	1,068	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(70)	(91)	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	8.13%	L + 5.50%	12/03/27		21,835	21,449	21,398	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	9.57%	S + 7.00%	06/30/26		27,135	26,756	26,796	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	9.38%	L + 6.50%	10/19/27		43,991	43,224	43,331	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	9.36%	L + 6.50%	10/19/27		10,998	3,830	3,794	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	10.13%	L + 6.50%	10/19/27		4,399	805	814	(2) (3) (4)
ATX Networks Corp.	Communications Equipment	11.14%	L + 7.50%	09/01/26		3,921	3,921	3,852	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	7.62%	L + 4.50%	09/11/23		7,042	7,026	6,760
Bigchange Group Limited	Software	7.54%	SN + 6.00%	12/23/26	GBP	11,990	15,809	13,120	(1) (2) (3)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	870	—	(19)	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(57)	(54)	(1) (2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services	10.31%	S + 6.50%	01/08/26		25,709	25,319	25,451	(2) (3)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,090	(18)	(11)	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	9.15%	S + 6.00%	01/25/28		962	947	936	(2) (3)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		38	(1)	(1)	(2) (3) (4)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		26,359	25,500	25,963	(2) (3)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		4,693	4,674	4,623	(2) (3)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		1,220	1,206	1,201	(2) (3)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		1,344	604	598	(2) (3) (4)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		547	529	538	(2) (3)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		436	421	429	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27		18,576	18,411	18,390	(2) (3)
Businessolver.com, Inc.	Health Care Technology		L + 5.50%	12/01/27		5,026	(22)	(50)	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	9.31%	L + 6.50%	10/01/26		17,881	17,588	17,479	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	9.31%	L + 6.50%	10/01/26		800	774	782	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.00%	P + 5.50%	10/01/25		180	88	86	(2) (3) (4)
Catalyst Merger Sub, Inc (dba Computer Services Inc.)	Software		S + 6.75%	08/20/29		1,000	—	—	(2) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.73%	S + 6.25%	07/01/24		19,679	19,290	18,400	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.73%	S + 6.25%	07/01/24		3,415	3,319	3,193	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.73%	S + 6.25%	07/01/24		$2,008	$1,992	$1,878	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	10.17%	L + 6.50%	12/31/27		31,258	30,696	30,711	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		3,140	(55)	(55)	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	9.80%	S + 6.25%	05/18/29		46,084	44,365	45,162	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		4,753	(104)	(95)	(2) (3) (4)
CivicPlus LLC	Software	9.87%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,300	6,178	6,158	(2) (3)
CivicPlus LLC	Software	9.87%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,247	6,128	6,106	(2) (3)
CivicPlus LLC	Software	9.87%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,960	2,900	2,893	(2) (3)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,217	(23)	(27)	(2) (3) (4)
Clearcourse Partnership Acquireco Finance Limited	Software	9.44%	SN + 7.25%	07/25/28	GBP	12,600	14,810	13,717	(1) (2)
Clearcourse Partnership Acquireco Finance Limited	Software	8.94%	SN + 7.25%	07/25/28	GBP	11,400	3,807	3,752	(1) (2) (4)
CloudBees, Inc.	Software	9.71%	L + 7.00% (incl. 2.50% PIK)	11/24/26		28,558	27,002	28,058	(2) (3)
CloudBees, Inc.	Software	9.71%	L + 7.00% (incl. 2.50% PIK)	11/24/26		12,941	11,478	11,977	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	8.78%	S + 5.75%	05/11/28		14,867	14,582	14,569	(2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	8.78%	S + 5.75%	05/11/28		2,120	279	276	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28		4,460	(42)	(89)	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services	8.79%	L + 5.75%	06/15/27		22,492	22,217	21,368	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	8.08%	L + 5.75%	06/15/27		8,895	326	(64)	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	10.67%	L + 7.00% (incl. 5.00% PIK)	05/14/25		25,940	24,105	21,206	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25		1,687	(97)	(308)	(2) (3) (4)
Coretrust Purchasing Group LLC	Diversified Financial Services	9.78%	S + 6.75%	10/01/29		774	751	751	(2)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(2)	(2)	(2) (4)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(3)	(3)	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	8.62%	L + 5.50%	10/03/25		28,163	27,493	27,881	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	8.62%	L + 5.50%	10/27/25		14,744	14,525	14,596	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	09/01/28		914	—	—	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	09/01/27		86	—	—	(2) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	10/03/25		2,170	(9)	(22)	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	9.42%	L + 5.75%	08/28/28		21,453	21,078	20,595	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	9.42%	L + 5.75%	08/28/28		7,390	2,175	1,963	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	9.42%	L + 5.75%	08/26/27		1,711	770	730	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	08/04/25		€37,772	42,846	36,926	(2) (3)
Diligent Corporation	Professional Services	9.92%	L + 6.25%	08/04/25		24,414	23,653	24,353	(2) (3)
Diligent Corporation	Professional Services	9.44%	L + 6.25%	08/04/25		3,100	1,508	1,542	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	9.07%	L + 5.50%	09/18/25		6,966	6,616	6,826	(2) (3)
Elemica Parent, Inc.	Chemicals	8.64%	L + 5.50%	09/18/25		1,485	1,455	1,456	(2) (3)
Elemica Parent, Inc.	Chemicals	8.79%	L + 5.50%	09/18/25		1,366	1,314	1,338	(2) (3)
Elemica Parent, Inc.	Chemicals	8.57%	L + 5.50%	09/18/25		930	678	688	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	8.79%	L + 5.50%	09/18/25		556	545	545	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25		10,396	10,047	10,058	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.17%	P + 6.00%	12/06/25		5,682	5,570	5,569	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25		4,890	4,828	4,731	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25		4,480	4,401	4,335	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies		S + 5.50%	12/06/25		2,269	(74)	(74)	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	10.56%	S + 7.00%	05/03/27		39,908	39,259	39,309	(2) (3)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27		3,620	(56)	(54)	(2) (3) (4)
Everest Clinical Research Corporation	Professional Services		S + 6.00%	09/01/29		5,800	—	—	(1) (2) (4)
Experity, Inc.	Health Care Technology	9.42%	L + 5.75%	02/24/28		912	908	907	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.75%	02/24/28		81	—	—	(2) (3) (4)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	8.49%	L + 5.75%	11/17/26		34,073	33,639	33,476	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Diversified Financial Services	11.17%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	$58,481	$57,138	$57,019	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	11.17%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	22,662	22,122	22,096	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	11.17%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	3,380	1,099	1,094	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services		L + 7.50% (Incl. 5.25% PIK)	10/04/27	440	(10)	(11)	(2) (3) (4)
Gainsight, Inc.	Software	9.56%	L + 6.75% PIK	07/30/27	43,589	42,982	41,955	(2) (3)
Gainsight, Inc.	Software		L + 6.75%	07/30/27	5,320	(75)	(200)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	14,738	14,547	13,411	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	2,586	2,552	2,353	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	1,880	1,700	1,554	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	964	947	877	(2) (3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.25%	L + 6.50%	01/29/27	29,145	28,582	28,417	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.17%	L + 6.00%	01/29/27	3,783	2,229	2,183	(2) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	01/29/27	2,583	(28)	(65)	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.62%	L + 5.50%	12/01/28	42,175	42,080	41,437	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27	4,710	(10)	(82)	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28	14,718	(16)	(258)	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.85%	L + 5.75%	05/22/26	24,363	24,125	23,632	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.46%	L + 5.75%	05/22/26	982	677	658	(2) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	05/22/26	1,572	(7)	(47)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	7.62%	L + 4.50%	06/30/25	6,307	6,279	5,656
HealthEdge Software, Inc.	Health Care Technology	10.48%	L + 7.00%	04/09/26	35,400	34,804	34,604	(2) (3)
HealthEdge Software, Inc.	Health Care Technology	10.48%	L + 7.00%	04/09/26	5,030	2,298	2,185	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	3,800	(62)	(85)	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	9,500	(78)	(214)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	9.12%	L + 6.00%	12/15/26	19,036	18,784	18,845	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	9.12%	L + 6.00%	12/15/26	14,886	14,762	14,737	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	9.12%	L + 6.00%	12/15/26	7,844	7,717	7,765	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26	2,363	(34)	(24)	(2) (3) (4)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	Household Products	11.89%	S + 8.75%	09/21/26	39,800	38,742	38,705	(2)
Honor HN Buyer, Inc	Health Care Providers & Services	9.70%	S + 6.00%	10/15/27	24,174	23,754	23,630	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	9.70%	S + 6.00%	10/15/27	15,244	6,851	6,702	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 6.00%	10/15/27	2,802	(47)	(63)	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 6.00%	10/15/27	10,000	(98)	(225)	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	8.90%	L + 6.00%	10/23/26	35,046	34,607	33,995	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	8.96%	L + 6.00%	10/23/26	11,342	11,249	11,002	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	9.14%	L + 6.00%	10/23/26	10,750	10,666	10,428	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.42%	L + 6.75%	07/09/25	56,937	54,184	55,229	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.41%	L + 6.75%	07/09/25	4,688	1,271	1,266	(2) (3) (4)
iCIMS, Inc.	Software	9.49%	S + 6.75%	08/18/28	44,090	43,330	43,318	(2)
iCIMS, Inc.	Software		S + 6.75%	08/18/28	11,711	—	—	(2) (4)
iCIMS, Inc.	Software		S + 6.75%	08/18/28	4,199	(72)	(73)	(2) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	7.65%	S + 6.00%	05/11/29	12,525	12,285	12,275	(2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	8.72%	S + 6.00%	05/11/28	1,490	151	149	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29	2,985	(28)	(60)	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	9.18%	L + 5.50%	04/02/25	51,720	50,116	51,073	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	04/02/25	4,400	(55)	(55)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	12.75%	L + 9.00%	04/12/24	2,361	2,361	2,337	^ (3)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	7.81%	L + 5.00%	05/08/24	5,805	5,634	5,304
Kaseya Inc.	IT Services	8.29%	S + 5.75%	06/25/29	18,500	18,231	18,315	(2) (3)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,100	(8)	(11)	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	$1,100	$(16)	$(11)	(2) (3) (4)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/22	3,917	3,603	1,289	^ (1) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/22	3,318	800	—	^ (1) (3) (6)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	9.70%	S + 7.00%	03/18/27	1,000	629	628	(2) (4)
Lithium Technologies, Inc.	Interactive Media & Services	10.53%	S + 8.00%	01/03/24	89,013	88,336	87,678	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	10.53%	S + 8.00%	01/03/24	5,110	2,019	1,967	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	9.82%	L + 6.75%	12/16/27	15,281	14,940	14,899	(2) (3)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	9.71%	L + 6.75%	12/16/26	2,200	613	605	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology	11.70%	S + 8.00% (incl. 1.50% PIK)	10/09/26	991	954	939	(2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28	21,691	21,277	21,257	(2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	8.95%	S + 6.00%	06/01/28	2,718	628	625	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	8.10%	S + 6.00%	06/01/28	5,436	440	435	(2) (3) (4)
Mervin Manufacturing, Inc.	Leisure Products	10.62%	L + 7.50%	11/15/22	10,586	10,586	10,560	(3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.89%	L + 5.25%	12/15/27	10,296	10,113	10,091	(2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	9.95%	P + 4.50%	12/15/27	2,217	331	325	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	9.92%	L + 6.25%	09/15/27	65,804	64,678	64,159	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	9.92%	L + 6.25%	09/15/27	6,861	6,742	6,689	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	9.50%	L + 6.25%	09/15/27	5,923	939	888	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	9.17%	L + 5.50%	02/10/26	23,278	22,429	22,493
MRI Software LLC	Real Estate Mgmt. & Development	9.17%	L + 5.50%	02/10/26	6,553	6,527	6,331
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	1,612	(26)	(54)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	8.87%	L + 5.75%	11/30/27	17,124	16,821	16,610	(2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	8.86%	L + 5.75%	11/30/27	17,376	11,699	11,439	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.15%	L + 5.75%	11/30/27	2,992	397	359	(2) (3) (4)
One GI LLC	Health Care Providers & Services	9.87%	L + 6.75%	12/22/25	22,702	22,385	21,794	(2) (3)
One GI LLC	Health Care Providers & Services	9.87%	L + 6.75%	12/22/25	12,117	11,916	11,632	(2) (3)
One GI LLC	Health Care Providers & Services	9.87%	L + 6.75%	12/22/25	9,334	9,205	8,960	(2) (3)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	3,610	(50)	(144)	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	6,659	(54)	(266)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	8.30%	S + 5.25%	06/29/26	3,851	3,842	2,707
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.48%	S + 6.75%	07/18/28	24,090	23,621	23,608	(2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.89%	S + 6.75%	07/18/28	2,255	2,233	2,255	(2)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,805	—	—	(2) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,805	(27)	(28)	(2) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	1,815	(35)	(36)	(2) (4)
Picture Head Midco LLC	Entertainment	9.90%	S + 6.75%	08/31/23	45,421	44,012	44,513	(2) (3)
Pioneer Buyer I, LLC	Software	10.67%	L + 7.00% PIK	11/01/28	25,567	25,145	25,056	(2) (3)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	4,300	(73)	(86)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	56,720	54,665	56,011	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	894	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	892	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	04/22/25	7,824	(137)	(98)	(2) (3) (4)
Pluralsight, Inc	Professional Services	10.68%	L + 8.00%	04/06/27	75,915	74,690	74,207	(2) (3)
Pluralsight, Inc	Professional Services		L + 8.00%	04/06/27	5,100	(77)	(115)	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	8.87%	L + 5.75%	08/05/28	18,682	18,359	18,309	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	8.87%	L + 5.75%	08/05/28	10,131	8,400	8,362	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services		L + 5.75%	08/05/27	3,052	(50)	(61)	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.80%	L + 5.75%	01/02/25	27,277	26,284	26,596	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.87%	L + 5.75%	01/02/25	7,616	7,530	7,425	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.87%	L + 5.75%	01/02/25	6,109	6,038	5,956	(2) (3)
The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.85%	L + 5.75%	01/02/25	$5,766	$1,591	$1,512	(2) (3) (4)
Professional Physical Therapy	Health Care Providers & Services		L + 8.50% (incl. 2.50% PIK)	12/16/22	6,020	5,908	4,349	(3) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.62%	L + 6.50%	07/06/26	35,449	34,865	34,740	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.50%	07/06/26	75	(1)	(2)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	9.31%	L + 6.50%	01/30/26	18,948	18,680	18,948	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	9.31%	L + 6.50%	01/30/26	7,752	7,627	7,752	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,445	(46)	—	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	22,847	22,642	22,219	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	2,030	2,011	1,974	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	1,965	1,947	1,911	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	1,404	1,391	1,365	(2)
Purfoods, LLC	Health Care Providers & Services	9.16%	L + 6.25%	08/12/26	588	568	575	(2) (3)
Purfoods, LLC	Health Care Providers & Services	9.26%	L + 6.25%	08/12/26	397	390	388	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	7.96%	L + 5.50%	08/31/26	11,347	11,191	11,120	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	8.49%	L + 5.50%	08/31/26	2,856	1,269	1,240	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	2,859	(39)	(57)	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.65%	L + 5.00%	06/21/25	21,643	20,897	21,156	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.65%	L + 5.00%	06/21/25	1,639	1,624	1,602	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.00%	06/21/25	4,094	(58)	(92)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	9.37%	L + 6.25%	05/25/27	21,167	20,823	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	05/25/27	3,387	(53)	(59)	(1) (2) (3) (4)
Rubrik,Inc.	Software	10.25%	S + 6.50%	06/10/27	35,173	34,505	34,470	(2) (3)
Rubrik,Inc.	Software	10.75%	S + 7.00%	06/10/27	4,020	734	653	(2) (3) (4)
Smarsh, Inc.	Software	10.05%	S + 6.50%	02/16/29	26,667	26,419	26,400	(3)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	1,667	(15)	(17)	(3) (4)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	6,667	(30)	(67)	(3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	9.15%	S + 6.11%	07/06/27	10,773	10,566	10,558	(2)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.11%	07/06/27	1,900	(36)	(38)	(2) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.11%	07/06/27	7,400	(71)	(74)	(2) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	12.37%	L + 9.25% (incl. 3.50% PIK)	06/17/24	29,723	28,384	28,237	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	12.06%	L + 9.25% (incl. 3.50% PIK)	06/17/24	2,138	2,034	2,031	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	11.67%	L + 9.25% (incl. 3.50% PIK)	06/17/24	1,067	1,019	1,014	(2) (3)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	636	625	623	(2) (3)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	277	109	106	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	83	10	9	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	10.42%	L + 6.75%	01/12/27	15,600	15,363	15,366	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	10.42%	L + 6.75%	01/12/27	2,514	2,471	2,476	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	9.87%	L + 6.75%	01/12/27	2,500	589	588	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.54%	L + 6.25%	07/02/27	41,043	40,516	40,325	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.34%	L + 6.25%	07/02/27	4,925	3,304	3,279	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.25%	07/02/27	12,313	(76)	(215)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	20,533	17,470	17,237	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	4,034	3,985	3,953	(2) (3)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	339	333	332	(2) (3)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	374	59	58	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	4,737	(91)	(95)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.80%	L + 6.13%	08/31/27	31,556	30,994	30,925	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.80%	L + 6.13%	08/31/27	$955	$921	$936	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	08/31/26	122	(2)	(2)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	9.42%	L + 5.75%	11/30/26	28,179	27,763	27,686	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	8.60%	L + 5.75%	11/30/26	8,946	8,812	8,789	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	8.61%	L + 5.75%	11/30/26	7,173	7,061	7,047	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	8.65%	L + 5.75%	11/30/26	4,982	4,895	4,895	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	11/30/26	4,541	(64)	(79)	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.53%	S + 6.50%	08/02/27	16,408	16,089	16,080	(2) (3)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.53%	S + 6.50%	08/02/27	822	788	806	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.73%	S + 6.00%	08/15/25	26,125	25,088	25,668	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.88%	S + 6.00%	08/15/25	4,700	4,627	4,618	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.75%	S + 5.50%	08/15/25	7,907	4,006	3,967	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.35%	S + 6.00%	08/15/25	4,565	3,557	3,572	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 6.00%	08/15/25	2,120	(16)	(37)	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	11.17%	L + 7.00%	12/18/26	39,231	38,699	37,662	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	12/18/26	14,686	(59)	(587)	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	8.80%	S + 6.00%	07/15/26	17,057	16,747	16,716	(2) (3)
Total Vision LLC	Health Care Providers & Services	8.81%	S + 6.00%	07/15/26	5,019	4,939	4,919	(2) (3)
Total Vision LLC	Health Care Providers & Services	8.81%	S + 6.00%	07/15/26	2,498	2,459	2,448	(2) (3)
Total Vision LLC	Health Care Providers & Services	8.73%	S + 6.00%	07/15/26	10,397	1,100	995	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(19)	(25)	(2) (3) (4)
Tronair Parent Inc.	Air Freight & Logistics	9.16%	L + 6.25% (incl. 0.50% PIK)	09/08/23	6,287	6,262	5,944
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.56%	S + 5.50%	12/21/26	21,708	21,384	21,382	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.56%	S + 5.50%	12/21/26	7,545	7,425	7,432	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.57%	S + 5.50%	12/21/26	9,676	4,255	4,209	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.65%	S + 5.50%	12/21/26	3,023	894	892	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	9.37%	L + 6.25%	07/02/25	31,221	29,963	30,597	(2)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.05%	S + 6.50%	08/11/27	34,826	34,211	34,217	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	9.98%	S + 6.50% PIK	08/11/27	6,237	2,405	2,295	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,685	(64)	(64)	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	06/29/27	27,961	27,615	27,053	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.79%	L + 5.50%	06/29/27	4,703	4,646	4,550	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.75%	P + 4.50%	06/29/27	944	130	111	(2) (3) (4)
WebPT, Inc.	Health Care Technology	9.82%	L + 6.75%	01/18/28	25,126	23,567	24,372	(2) (3)
WebPT, Inc.	Health Care Technology	9.49%	L + 6.75%	01/18/28	5,534	5,458	5,368	(2) (3)
WebPT, Inc.	Health Care Technology	9.54%	L + 6.75%	01/18/28	2,617	650	632	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28	2,617	(17)	(79)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.62%	L + 5.50%	01/20/27	21,834	21,498	21,506	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27	2,600	(38)	(39)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27	4,000	(35)	(60)	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	9.42%	L + 5.75%	12/21/27	17,388	17,077	16,909	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	8.98%	L + 6.00%	12/21/27	2,700	(19)	(47)	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	8.92%	L + 5.75%	12/21/27	5,836	5,728	5,676	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	9.42%	L + 5.75%	12/21/27	5,800	5,696	5,640	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	9.39%	L + 5.75%	12/21/27	2,340	427	404	(2) (3) (4)
Wine.com, LLC	Beverages	9.94%	L + 7.00%	11/14/24	15,400	15,082	15,400	(2) (3)
Wine.com, LLC	Beverages	9.94%	L + 7.00%	11/14/24	3,700	3,655	3,700	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
WorkForce Software, LLC	Software	10.32%	L + 7.25% (incl. 3.00% PIK)	07/31/25	$22,355	$21,665	$21,908	(2) (3)
WorkForce Software, LLC	Software	10.32%	L + 7.25% (incl. 3.00% PIK)	07/31/25	3,153	3,102	3,090	(2) (3)
WorkForce Software, LLC	Software	7.32%	L + 4.25%	07/31/25	2,319	1,513	1,500	(2) (3) (4)
WorkForce Software, LLC	Software	9.57%	L + 6.50%	07/31/25	1,894	1,238	1,225	(2) (3) (4)
WSO2, Inc.	IT Services	10.19%	L + 7.50% (incl. 3.00% PIK)	11/04/26	31,871	31,348	31,233	(2) (3)
Xactly Corporation	IT Services	10.06%	L + 7.25%	07/31/23	62,025	61,226	61,870	(2) (3)
Xactly Corporation	IT Services	10.20%	L + 7.25%	07/31/23	3,874	3,854	3,865	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.02%	S + 6.50%	07/01/27	76,666	76,666	75,899	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	-	(80)	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	10.81%	L + 8.00%	12/21/26	50,230	49,108	47,719	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	12/22/25	7,500	(146)	(375)	(2) (3) (4)
Total 1st Lien/Senior Secured Debt						3,231,342	3,199,586
1st Lien/Last-Out Unitranche (6) - 7.65%
Doxim, Inc.	Diversified Financial Services	9.12%	L + 6.00%	02/28/24	$38,967	$37,959	$37,700	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.83%	L + 6.75%	02/28/24	24,813	24,515	23,882	(2) (3)
Doxim, Inc.	Diversified Financial Services	9.12%	L + 6.00%	02/28/24	22,863	22,120	22,120	(2) (3)
Doxim, Inc.	Diversified Financial Services	10.08%	L + 7.00%	02/28/24	6,683	6,598	6,449	(2) (3)
Doxim, Inc.	Diversified Financial Services	10.82%	L + 8.00%	02/28/24	5,189	5,118	5,072	(2) (3)
Doxim, Inc.	Diversified Financial Services	11.12%	L + 8.00%	02/28/24	3,888	3,842	3,801	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	9.11%	S + 6.00%	07/07/28	19,504	18,995	19,114	(2)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	07/07/28	7,591	—	—	(2) (4)
Total 1st Lien/Last-Out Unitranche						119,147	118,138
2nd Lien/Senior Secured Debt - 14.06%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$9,586	$9,086	$3,451	^ (3) (5)
Bolttech Mannings, Inc.	Commercial Services & Supplies		S + 8.00% PIK	08/20/23	13,644	12,379	—	^^ (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(2) (3) (6)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	9.79%	L + 7.50%	07/31/25	17,000	16,009	16,447	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	9.79%	L + 7.50%	07/31/25	13,890	13,671	13,439	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	9.79%	L + 7.50%	07/31/25	4,939	4,815	4,778	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	9.79%	L + 7.50%	07/31/25	4,300	4,050	4,160	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	07/20/22	10,000	9,902	—	(3) (5) (8)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00%	07/15/25	15,763	15,762	13,713	(3)
MPI Products LLC	Auto Components			07/15/25	7,412	—	—	(3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services	11.82%	L + 8.25%	12/02/24	36,500	35,383	28,196	(2) (3)
Odyssey Logistics & Technology Corporation	Road & Rail	10.81%	L + 8.00%	10/12/25	45,348	41,226	42,106	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	10.12%	L + 7.00%	01/31/26	12,525	11,553	11,304	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	10.87%	L + 7.75%	11/07/25	36,844	34,511	35,370	(2) (3)
Zep Inc.	Chemicals	11.92%	L + 8.25%	08/11/25	53,049	48,329	42,440	(2)
Total 2nd Lien/Senior Secured Debt						266,390	217,105
Unsecured Debt - 0.50%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$1,930	$1,654	$1,601	^ (1) (3)
CivicPlus LLC	Software	14.38%	S + 11.75%	08/24/27	6,247	6,065	6,060	(2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/23	1,266	1,055	—	^ (1) (3) (6)
Total Unsecured Debt						8,774	7,661

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(9)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.72%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$4,304	(2) (3) (6)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	11,749	(2) (3) (6)
Foundation Software	Construction & Engineering		08/31/20	22	21	26	(2) (3) (6)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	11,259	(2) (3) (6)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	78,707	778	—	^ (1) (3) (5)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	—	(2) (3) (6)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	2,371	(2) (3) (6)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,680	(2) (3) (6)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,540	(2) (3) (6)
Total Preferred Stock					48,258	41,929
Common Stock - 2.15%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,346	(2) (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (6)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (6)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	2,297	^ (1) (3) (6)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	—	^^ (3) (6)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,829	^^^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,279	^^^ (1) (2) (3) (6)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	^ (1) (3) (6)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(2) (3) (6)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (6)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	24	(2) (3) (6)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	7	(2) (3) (6)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	5,949	^ (3) (6)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	26,687	206	443	(6)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (6)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	—	(2) (3) (6)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	501	(1) (6)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,100	(2) (6)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,088	(2) (3) (6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,187	(2) (3) (6)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,388	(2) (3) (6)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,339	(2) (3) (6)
Total Common Stock					82,006	33,173
Warrants - 0.03%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$468	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(2) (3) (6)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(2) (3) (6)
Total Warrants					1,849	468
Total Investments - 234.35%					$3,757,766	$3,618,060

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except share and per share amounts)

(Unaudited)

* Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L, S and SN loans are typically indexed to 12 month, 6 month, 3 month or 1 month L, S or SN rates. As of September 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 4.78%, 4.23%, 3.75% and 3.14%, respectively. As of September 30, 2022, 1 month S was 2.47%, 3 month S was 2.13%, 3 month SN was 1.47%, P was 6.25%, and Canadian Prime rate ("CDN P") was 5.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022.

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

(1) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022 the aggregate fair value of these securities is $154,124 or 4.15% of the Company’s total assets.

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

(8) The investment is subject to Chapter 7 bankruptcy process filed by IHS Intermediate Inc. (dba Interactive Health Solutions).

(9) Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $75,069 or 4.86% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 627	Euro 525	10/06/22	$111
				$111

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

(5) The investment is on non-accrual status. See Note 2 "Significant Accounting Policies."

(6) Non-income producing security.

(7) In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first- out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Prepayment premiums	$—	$838	$609	$1,512
Accelerated amortization of upfront loan origination fees and unamortized discounts	$5,210	$25,331	$9,850	$43,543

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

Purchase Accounting

On October 12, 2020, the Company completed its merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations- Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of Purchase Discount for the three and nine months ended September 30, 2022 was $4,471 and $12,506. Amortization income of Purchase Discount for the three and nine months ended September 30, 2021 was $15,499 and $34,024. The Purchase Discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2022, the Company had certain investments held in seven portfolio companies on non-accrual status, which represented 1.4% and 0.4% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2021, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.5% and 1.8% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the board of directors of the Company (the “Board of Directors”), pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains these market quotations from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the valuation designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

(1)
The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the valuation of the portfolio investment;
(2)
The Valuation Designee, also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
(4)
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
(6)
Through the Asset Management Valuation Committee, the Valuation Designee, discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at NAV per share and are considered cash equivalents for the purposes of the management fee paid to the Investment Adviser. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2022 and December 31, 2021, the Company held an aggregate cash balance of $32,670 and $33,764. Foreign currency of $1,536 and $2,614 (acquisition cost of $1,684 and $2,760) is included in cash as of September 30, 2022 and December 31, 2021.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

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

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts in the Consolidated Statements of Operations.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties under expenses on the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2022, the Company accrued excise taxes of $827 and $2,494. As of September 30, 2022, $1,469 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2021, the Company accrued excise taxes of $308 and $924.

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

The Company has a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through our 10b5-1 Plan.

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

3.
SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.00% (0.25% per quarter) of the average of the values of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter will be appropriately prorated.

For the three and nine months ended September 30, 2022, Management Fees amounted to $9,157 and $26,933 and the Investment Adviser voluntarily agreed to waive $0 and $346 of Management Fees. As of September 30, 2022, $9,157 remained payable. For the three and nine months ended September 30, 2021, Management Fees amounted to $7,962 and $24,241 and the Investment Adviser voluntarily agreed to waive $0 and $500 of Management Fees.

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

For the three and nine months ended September 30, 2022, Incentive Fees based on income amounted to $0 and $12,023. GSAM voluntarily agreed to waive $0 and $11,378 of Incentive Fees for the three and nine months ended September 30, 2022. As of September 30, 2022, $0 remained payable. For the three and nine months ended September 30, 2021, the Company incurred Incentive Fees based on income of $9,326 and $32,551. For the three and nine months ended September 30, 2022 and 2021, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $522 and $1,560. As of September 30, 2022, $851 remained payable. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $483 and $1,439.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $10 and $29. As of September 30, 2022, $18 remained payable. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $12 and $27.

Common Stock Repurchase Plans

In November 2021, the Board of Directors approved and authorized a new 10b5-1 stock repurchase plan (the "10b5-1 Plan"), which provides for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. Under this 10b5-1 Plan, no purchases will be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The 10b5-1 Plan became effective on August 17, 2022 and commenced on September 16, 2022. The 10b5-1 Plan will expire on August 17, 2023. Purchases under the 10b5-1 Plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws. The Company’s repurchase of its common stock under the 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. The Company did not repurchase any of its common stock pursuant to the 10b5-1 Plan or otherwise.

Affiliates

GS Group Inc. owned 6.31% as of September 30, 2022 and 6.37% as of December 31, 2021 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$22,066	$(18,660)	$(2,035)	$(19,746)	$—	$275
Total Controlled Affiliates	$18,375	$22,066	$(18,660)	$(2,035)	$(19,746)	$—	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$232,486	$(232,486)	$—	$—	$—	$60
Animal Supply Holdings, LLC	6,569	437	—	—	(3,555)	3,451	380
ATX Networks Corp.	6,039	188	(579)	—	2,102	7,750	454
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(383)	5,108	198
Conergy Asia & ME Pte. LTD	400	—	—	—	(400)	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	690	8,286	188
Kawa Solar Holdings Limited	1,328	—	—	—	(39)	1,289	—
Total Non-Controlled Affiliates	$32,819	$233,111	$(233,065)	$—	$(1,585)	$31,280	$1,280
Total Affiliates	$51,194	$255,177	$(251,725)	$(2,035)	$(21,331)	$31,280	$1,555

For the Year Ended December 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Total Controlled Affiliates	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$809,929	$(809,929)	$—	$—	$—	$2
Animal Supply Holdings, LLC	16,838	723	—	(756)	(10,236)	6,569	723
ATX Networks Corp.	—	6,133	—	—	(94)	6,039	196
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	1,126	5,491	307
Conergy Asia & ME Pte. LTD	334	—	—	—	66	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(2,582)	7,596	926
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—
Total Non-Controlled Affiliates	$87,211	$816,785	$(858,423)	$35,160	$(47,914)	$32,819	$2,148
Total Affiliates	$107,021	$821,759	$(858,423)	$35,160	$(54,323)	$51,194	$3,634

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2022 and December 31, 2021, there were $462 and $585 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of other client accounts managed by our Investment Adviser (collectively with the Company, the “Accounts”). The Goldman Sachs Asset Management Private Credit (“GSAM Private Credit”) team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The GSAM Private Credit team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,231,342	$3,199,586	$2,930,047	$2,945,368
1st Lien/Last-Out Unitranche	119,147	118,138	157,768	162,532
2nd Lien/Senior Secured Debt	266,390	217,105	295,533	283,521
Unsecured Debt	8,774	7,661	2,558	1,733
Preferred Stock	48,258	41,929	48,258	52,655
Common Stock	82,006	33,173	71,777	30,784
Warrants	1,849	468	1,849	1,850
Total	$3,757,766	$3,618,060	$3,507,790	$3,478,443

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2022				December 31, 2021
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	15.3%		35.8%		13.5%		29.0%
Health Care Providers & Services	11.4		26.7		10.3		22.3
Diversified Financial Services	10.9		25.5		9.2		19.9
Health Care Technology	10.4		24.4		11.0		23.6
Professional Services	7.7		18.0		7.9		17.1
Diversified Consumer Services	6.6		15.4		6.1		13.2
IT Services	6.2		14.6		5.8		12.6
Real Estate Mgmt. & Development	4.4		10.4		5.8		12.5
Interactive Media & Services	3.3		7.8		5.2		11.1
Commercial Services & Supplies	3.1		7.4		3.3		7.1
Health Care Equipment & Supplies	3.1		7.3		3.2		6.9
Entertainment	2.1		4.9		2.2		4.7
Hotels, Restaurants & Leisure	1.6		3.7		1.6		3.4
Chemicals	1.5		3.5		1.8		3.8
Transportation Infrastructure	1.4		3.3		1.5		3.3
Road & Rail	1.2		2.7		1.2		2.7
Independent Power and Renewable Electricity Producers	1.1		2.6		0.7		1.6
Household Products	1.1		2.5		1.1		2.4
Internet & Direct Marketing Retail	1.0		2.4		1.1		2.4
Aerospace & Defense	1.0		2.3		1.0		2.2
Construction & Engineering	0.9		2.1		1.0		2.1
Trading Companies & Distributors	0.8		1.8		0.7		1.5
Beverages	0.7		1.6		1.0		2.2
Insurance	0.6		1.4		0.4		0.8
Pharmaceuticals	0.4		1.0		0.4		0.9
Auto Components	0.4		0.9		0.9		1.9
Containers & Packaging	0.3		0.7		0.3		0.7
Leisure Products	0.3		0.7		0.3		0.7
Energy Equipment & Services	0.2		0.5		0.2		0.5
Communications Equipment	0.2		0.5		0.2		0.4
Textiles, Apparel & Luxury Goods	0.2		0.4		0.2		0.4
Air Freight & Logistics	0.2		0.4		0.2		0.4
Specialty Retail	0.1		0.4		0.2		0.3
Capital Markets	0.1		0.3		0.2		0.3
Distributors	0.1		0.2		0.2		0.4
Food Products	0.1		0.1		0.1		0.1
Building Products	—	(1)	0.1		—	(1)	0.1
Oil, Gas & Consumable Fuels	—	(1)	—	(1)	—	(1)	—	(1)
Total	100.0%		234.3%		100.0%		215.5%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2022		December 31, 2021
United States	96.3%		96.5%
Canada	2.8		3.0
United Kingdom	0.9		0.5
Germany	—	(1)	—	(1)
Singapore	—	(1)	—	(1)
Total	100.0%		100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,878,991	Discounted cash flows	Discount Rate	9.4% - 19.2%	11.2%
	5,638	Collateral analysis	Recovery Rate	32.9% - 72.3%	63.3%
1st Lien/Last-Out Unitranche	99,024	Discounted cash flows	Discount Rate	—	14.1%
2nd Lien/Senior Secured Debt	116,103	Discounted cash flows	Discount Rate	12.9% - 26.2%	16.7%
	3,427	Comparable multiples	EV/EBITDA(6)	9.0x - 9.9x	9.5x
	1,726	Comparable multiples	EV/Revenue	—	0.2x
Unsecured Debt	7,661	Discounted cash flows	Discount Rate	13.3% - 17.3%	16.4%
Equity
Preferred Stock	$13,437	Comparable multiples	EV/EBITDA(6)	14.4x - 28.0x	26.4x
	28,492	Comparable multiples	EV/Revenue	0.7x - 4.9x	3.5x
Common Stock	10,504	Discounted cash flows	Discount Rate	16.0% - 30.0%	24.4%
	16,853	Comparable multiples	EV/EBITDA(6)	4.5x - 18.3x	10.1x
	3,772	Comparable multiples	EV/Revenue	2.0x - 17.0x	14.7x
Warrants	468	Comparable multiples	EV/Revenue	—	4.1x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,271,598	Discounted cash flows	Discount Rate	7.1% - 22.5%	9.1%
	1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	162,532	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.4%
2nd Lien/Senior Secured Debt	177,079	Discounted cash flows	Discount Rate	9.7% - 15.4%	11.2%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	1,333	Discounted cash flows	Discount Rate	—	14.8%
	400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,425	Comparable multiples	EV/EBITDA(6)	10.5x - 21.4x	21.2x
	18,121	Comparable multiples	EV/Revenue	1.5x - 5.7x	2.0x
Common Stock	10,887	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.1%
	12,871	Comparable multiples	EV/EBITDA(6)	4.4x - 19.2x	10.3x
	4,002	Comparable multiples	EV/Revenue	0.7x - 18.9x	14.9x
Warrants	1,850	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of September 30, 2022, included within the fair value of Level 3 assets of $3,477,301 is an amount of $291,205 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,101,779 or 91.2% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$86,405	$3,113,181	$3,199,586	$—	$102,358	$2,843,010	$2,945,368
1st Lien/Last-Out Unitranche	—	—	118,138	118,138	—	—	162,532	162,532
2nd Lien/Senior Secured Debt	—	53,410	163,695	217,105	—	104,741	178,780	283,521
Unsecured Debt	—	—	7,661	7,661	—	—	1,733	1,733
Preferred Stock	—	—	41,929	41,929	—	—	52,655	52,655
Common Stock	944	—	32,229	33,173	684	—	30,100	30,784
Warrants	—	—	468	468	—	—	1,850	1,850
Total Assets	$944	$139,815	$3,477,301	$3,618,060	$684	$207,099	$3,270,660	$3,478,443
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$111	$—	$111	$—	$100	$—	$100

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$2,843,010	$693,066	$(5,195)	$(43,422)	$(395,716)	$21,438	$—	$—	$3,113,181	$(48,812)
1st Lien/Last-Out Unitranche	162,532	18,982	—	(5,773)	(61,194)	3,591	—	—	118,138	(3,754)
2nd Lien/Senior Secured Debt	178,780	16,282	(2,035)	(35,195)	(47,859)	3,502	50,220	—	163,695	(34,168)
Unsecured Debt	1,733	6,182	—	(288)	—	34	—	—	7,661	(288)
Preferred Stock	52,655	—	—	(10,726)	—	—	—	—	41,929	(10,726)
Common Stock	30,100	10,079	105	(7,950)	(105)	—	—	—	32,229	(7,950)
Warrants	1,850	—	—	(1,382)	—	—	—	—	468	(1,382)
Total Assets	$3,270,660	$744,591	$(7,125)	$(104,736)	$(504,874)	$28,565	$50,220	$—	$3,477,301	$(107,080)
For the Nine Months Ended September 30, 2021
1st Lien/Senior Secured Debt	$2,384,944	$988,448	$(937)	$(11,352)	$(847,532)	$46,909	$—	$(43,275)	$2,517,205	$7,799
1st Lien/Last-Out Unitranche	143,231	31,138	—	583	(14,477)	1,706	—	—	162,181	955
2nd Lien/Senior Secured Debt	407,872	17,078	(1,203)	(8,888)	(209,051)	13,610	—	(52,671)	166,747	(5,520)
Unsecured Debt	334	1,433	—	40	—	2	—	—	1,809	40
Preferred Stock	48,080	7,086	24,233	(24,786)	(34,438)	—	—	—	20,175	(379)
Common Stock	65,284	7,278	19,223	(30,316)	(31,399)	—	—	—	30,070	(11,558)
Warrants	1,024	—	—	(948)	—	—	—	—	76	(948)
Total Assets	$3,050,769	$1,052,461	$41,316	$(75,667)	$(1,136,897)	$62,227	$—	$(95,946)	$2,898,263	$(9,611)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2022	December 31, 2021
Revolving Credit Facility	3	$1,246,280	$858,722
Convertible Notes(1)	2	$—	$158,116
2025 Notes	2	$347,544	$377,778
2026 Notes	2	$455,100	$513,037
(1)
On April 1, 2022, the Convertible Notes matured and were paid in full.

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 173% and 186%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$449,306	$1,246,280	$1,695,000	$837,164	$858,722
Convertible Notes(3)	—	—	—	155,000	—	154,665
2025 Notes	360,000	—	356,728	360,000	—	355,735
2026 Notes	500,000	—	493,701	500,000	—	492,304
Total Debt	$2,555,000	$449,306	$2,096,709	$2,710,000	$837,164	$1,861,426

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in USD of $1,178,574, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 27,450 and in Canadian Dollars (CAD) of CAD 150. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $799,574, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150.
(3)
On April 1, 2022, the Convertible Notes matured and were paid in full.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and the year ended December 31, 2021 was 3.19% and 2.90%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and the year ended December 31, 2021 was $1,972,687 and $1,621,442.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2022, the Company is in compliance with these covenants.

Costs of $28,092 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2022 and December 31, 2021, deferred financing costs were $13,513 and $12,631.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$12,964	$2,583	$24,478	$8,769
Facility fees	477	1,187	1,857	3,209
Amortization of financing costs	741	700	2,114	2,079
Total	$14,182	$4,470	$28,449	$14,057
Weighted average interest rate	4.10%	2.01%	3.08%	2.01%
Average outstanding balance	$1,254,629	$510,169	$1,061,588	$584,372

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms, and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility.

The below table presents the components of the carrying value of the Convertible Notes:

	September 30, 2022	December 31, 2021
Principal amount of debt	$—	$155,000
OID, net of accretion	—	118
Unamortized debt issuance costs	—	217
Carrying Value	$—	$154,665
Stated interest rate	—%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	—%	4.80%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$—	$1,743	$1,744	$5,231
Accretion of OID	—	119	118	350
Amortization of debt issuance costs	—	306	216	908
Total	$—	$2,168	$2,078	$6,489

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.75% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2025 Notes:

	September 30, 2022	December 31, 2021
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	3,272	4,265
Carrying Value	$356,728	$355,735

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$3,375	$3,375	$10,125	$10,125
Amortization of debt issuance costs	348	354	993	1,050
Total	$3,723	$3,729	$11,118	$11,175

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

The below table presents the components of the carrying value of the 2026 Notes:

	September 30, 2022	December 31, 2021
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	6,299	7,696
Carrying Value	$493,701	$492,304

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$3,593	$3,593	$10,781	$10,781
Amortization of debt issuance costs	481	489	1,397	1,451
Total	$4,074	$4,082	$12,178	$12,232

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

For the three and nine months ended September 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $781 and $1,367. For the three and nine months ended September 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,934 and $2,933.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	September 30, 2022	December 31, 2021
Gross Amount of Assets	$111	$100
Gross Amount of Liabilities	—	—
Net Amount of Assets or (Liabilities)	$111	$100
Collateral (Received) Pledged (1)	—	—
Net Amounts (2)	$111	$100

(1)
Amount excludes excess cash collateral paid.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gain (loss) on foreign currency forward contracts	$90	$(49)	$171	$(220)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(35)	122	11	396
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$55	$73	$182	$176

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment(1)
	September 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$457	$1,151
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	2,560	4,082
Acquia, Inc.	1,935	3,268
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	—
Apptio, Inc.	3,231	3,230
AQ Helios Buyer, Inc. (dba SurePoint)	10,168	14,189
Assembly Intermediate LLC	10,558	12,757
Bigchange Group Limited	3,651	4,426
Broadway Technology, LLC	1,090	—
BSI3 Menu Buyer, Inc (dba Kydia)	38	—
Bullhorn, Inc.	726	4,601
Businessolver.com, Inc.	5,026	5,026
Capitol Imaging Acquisition Corp.	90	180
Catalyst Merger Sub, Inc (dba Computer Services Inc.)	970	—
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	4,753	4,339
CivicPlus LLC	1,217	3,552
Clearcourse Partnership Acquireco Finance Limited	8,977	—
CloudBees, Inc.	738	12,900
Coding Solutions Acquisition, Inc.	6,262	—
CORA Health Holdings Corp	8,514	8,897
CorePower Yoga LLC	1,687	1,687
Coretrust Purchasing Group LLC	226	—
CST Buyer Company (dba Intoxalock)	3,140	2,170
DECA Dental Holdings LLC	6,044	6,843
Diligent Corporation	1,550	3,100
Elemica Parent, Inc.	223	409
Eptam Plastics, Ltd.	2,269	681
ESO Solutions, Inc	3,620	3,620
Everest Clinical Research Corporation	5,684	—
Experity, Inc.	81	3,332
Fullsteam Operations LLC	2,642	16,298
Gainsight, Inc.	5,320	5,320
GHA Buyer Inc. (dba Cedar Gate)	157	1,254
GovDelivery Holdings, LLC (dba Granicus, Inc.)	4,087	4,087
Governmentjobs.com, Inc. (dba NeoGov)	19,427	19,427
GS AcquisitionCo, Inc. (dba Insightsoftware)	1,867	4,180
HealthEdge Software, Inc.	16,032	18,330
Helios Buyer, Inc. (dba Heartland)	2,363	9,592
Honor HN Buyer, Inc	21,000	18,095
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	3,281	4,688
iCIMS, Inc.	15,910	—
Intelligent Medical Objects, Inc.	4,296	—
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
Kaseya Inc.	2,200	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	357	—
Lithium Technologies, Inc.	3,066	3,066
LS Clinical Services Holdings, Inc (dba CATO)	1,540	2,200
MerchantWise Solutions, LLC (dba HungerRush)	6,932	—
Millstone Medical Outsourcing, LLC	1,848	2,144

	Unfunded Commitment(1)
	September 30, 2022	December 31, 2021
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	$4,887	$5,183
MRI Software LLC	1,612	7,994
NFM & J, L.P. (dba the Facilities Group)	7,958	11,219
One GI LLC	10,269	13,598
PDDS Holdco, Inc. (dba Planet DDS)	7,425	—
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	8,728
Pluralsight, Inc	5,100	5,100
Premier Care Dental Management, LLC	4,619	9,982
Premier Imaging, LLC (dba Lucid Health)	4,110	5,778
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	3,445	3,445
Qualawash Holdings, LLC	4,417	—
Riverpoint Medical, LLC	4,094	4,094
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rubrik,Inc.	3,286	—
Smarsh, Inc.	8,334	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	9,300	—
SpendMend, LLC	238	—
StarCompliance Intermediate, LLC	1,875	2,500
Sundance Group Holdings, Inc. (dba NetDocuments)	13,873	15,761
Sunstar Insurance Group, LLC	7,930	12,053
Superman Holdings, LLC (dba Foundation Software)	122	122
Sweep Purchaser LLC	4,541	8,105
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	6,835	9,069
Thrasio, LLC	14,686	14,686
Total Vision LLC	10,464	1,270
USN Opco LLC (dba Global Nephrology Solutions)	7,408	3,593
Volt Bidco, Inc. (dba Power Factors)	7,516	4,357
VRC Companies, LLC (dba Vital Records Control)	802	3,799
WebPT, Inc.	4,524	9,861
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	2,600
Whitewater Holding Company LLC	4,565	9,652
WorkForce Software, LLC	1,404	—
Zarya Intermediate, LLC (dba iOFFICE)	7,987	6,757
Zodiac Intermediate, LLC (dba Zipari)	7,500	7,500
Aria Systems, Inc.	—	1,893
CFS Management, LLC (dba Center for Sight Management)	—	1,058
Convene 237 Park Avenue, LLC (dba Convene)	—	6,100
Cordeagle US Finco, Inc. (dba Condeco)	—	11,506
PT Intermediate Holdings III, LLC (dba Parts Town)	—	1,980
Purfoods, LLC	—	150
Xactly Corporation	—	3,874
Total 1st Lien/Senior Secured Debt	$428,312	$441,790
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	7,591	—
Total 1st Lien/Last-Out Unitranche	$7,591	$—
Total	$435,903	$441,790

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross Proceeds	$10,744	$—	$13,000	$—
Underwriting/Offering Expenses	(184)	—	(648)	—
Net Proceeds	$10,560	$—	$12,352	$—
Number of Shares Issued	616,975	—	741,107	—
Average Sales Price per Share	$17.41	$—	$17.54	$—

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Nine Months Ended September 30, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*
For the Nine Months Ended September 30, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05		6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45		68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05		8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45		69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05		7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45		65,213

(1) $0.29 is considered capital gain distribution.

* In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net increase (decrease) in net assets from operations	$(7,500)	$38,033	$51,335	$153,473
Weighted average shares outstanding	102,367,005	101,727,464	102,069,593	101,654,241
Basic and diluted earnings (loss) per share	$(0.07)	$0.37	$0.50	$1.51

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the nine months ended September 30, 2022 was less than the conversion price for the Convertible Notes, which matured and were fully repaid on April 1, 2022 in accordance with their terms. Therefore, for the nine months ended September 30, 2022, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11.
FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Per Share Data:(1)
NAV, beginning of period	$15.86	$15.91
Net investment income	1.58	1.77
Net realized and unrealized gains (losses)(2)	(1.19)	(0.26)
Net increase in net assets from operations	0.39	1.51
Issuance of common stock, net underwriting and offering costs	0.12	—
Distributions declared	(1.35)	(1.50)
Total increase (decrease) in net assets	(0.84)	0.01
NAV, end of period	$15.02	$15.92
Market price, end of period	$14.45	$18.35
Shares outstanding, end of period	102,778,441	101,753,598
Weighted average shares outstanding	102,069,593	101,654,241
Total return based on NAV(3)	2.61%	8.47%
Total return based on market value(4)	(18.28)%	4.04%
Supplemental Data/Ratio:(5)
Net assets, end of period	$1,543,903	$1,620,089
Ratio of net expenses to average net assets	7.56%	6.84%
Ratio of net expenses before voluntary waivers to average net assets	8.55%	8.46%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.99%	2.49%
Ratio of interest and other debt expenses to average net assets	4.52%	3.62%
Ratio of net incentive fees to average net assets	0.05%	0.73%
Ratio of total expenses to average net assets	8.55%	8.83%
Ratio of net investment income to average net assets	13.52%	14.81%
Portfolio turnover	15%	33%

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

On November 2, 2022, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 27, 2023 to holders of record as of December 30, 2022.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2022, we originated more than $6.83 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors ("Board of Directors") of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,231.34	$3,199.58	$2,930.04	$2,945.37
First Lien/Last-Out Unitranche	119.15	118.14	157.77	162.53
Second Lien/Senior Secured Debt	266.39	217.11	295.53	283.52
Unsecured Debt	8.77	7.66	2.56	1.73
Preferred Stock	48.26	41.93	48.26	52.66
Common Stock	82.01	33.17	71.78	30.78
Warrants	1.85	0.47	1.85	1.85
Total Investments	$3,757.77	$3,618.06	$3,507.79	$3,478.44

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.1%	10.4%	7.9%	7.9%
First Lien/Last-Out Unitranche(2) (3)	11.1	12.5	9.5	9.1
Second Lien/Senior Secured Debt(2)	11.1	16.1	9.9	10.7
Unsecured Debt(2)	13.1	15.1	8.2	12.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.9%	10.6%	7.9%	8.0%

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

As of September 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 9.9% and 10.6%, as compared to 7.9% and 8.0%, as of December 31, 2021. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased marked volatility and widening of credit spreads.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2022	December 31, 2021
Number of portfolio companies	133	121
Percentage of performing debt bearing a floating rate(1)	99.6%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.4%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	10.4%	8.4%
Weighted average yield on debt and income producing investments, at fair value(3)	10.9%	8.4%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	6.4x
Weighted average interest coverage(4)	1.8x	2.5x
Median EBITDA(4)	$45.3 million	$39.0 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 38.6% and 40.3%, of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$82.30	2.3%	$—	—%
Grade 2	3,419.18	94.5	3,301.85	94.9
Grade 3	102.47	2.8	115.24	3.3
Grade 4	14.11	0.4	61.35	1.8
Total Investments	$3,618.06	100.0%	$3,478.44	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with fair value of $82.30 million being upgraded from grade 2 to grade 1 due to potential exits. The decrease in investments with a grade 4 investment performance rating was primarily driven by the repayment of investments with an aggregate fair value of $59.64 million, offset by investments with an aggregate fair value of $10.93 million being downgraded from grade 3 to grade 4 due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,704.38	98.6%	$3,418.82	97.5%
Non-accrual	53.39	1.4	88.97	2.5
Total Investments	$3,757.77	100.0%	$3,507.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2022	September 30, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$203.57	$633.36
First Lien/Last-Out Unitranche	—	24.50
Second Lien/Senior Secured Debt	0.95	8.25
Common Stock	1.10	4.57
Total	$205.62	$670.68
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$211.85	$502.94
First Lien/Last-Out Unitranche	0.10	0.04
Second Lien/Senior Secured Debt	—	120.15
Preferred Stock	—	34.44
Common Stock	—	14.08
Total	$211.95	$671.65
Net increase (decrease) in portfolio	$(6.33)	$(0.97)
Number of new portfolio companies with new investment commitments	6	10
Total new investment commitment amount in new portfolio companies	$136.75	$312.21
Average new investment commitment amount in new portfolio companies	$22.79	$31.22
Number of existing portfolio companies with new investment commitments	10	17
Total new investment commitment amount in existing portfolio companies	$68.87	$358.47
Weighted average remaining term for new investment commitments (in years)(2)	5.1	5.5
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.9%	7.7%
Weighted average yield on new investment commitments(5)	9.8%	7.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.7%	7.6%
Weighted average yield on investments sold or repaid(7)	7.7%	7.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Total investment income	$95.22	$96.68	$250.98	$263.22
Net expenses	33.20	32.05	87.53	82.20
Net investment income before taxes	62.02	64.63	163.45	181.02
Income tax expense, including excise tax	0.83	0.30	2.49	0.93
Net investment income after taxes	61.19	64.33	160.96	180.09
Net realized gain (loss) on investments	—	34.31	(7.09)	40.54
Net unrealized appreciation (depreciation) on investments	(72.28)	(62.06)	(110.36)	(71.38)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	3.46	1.53	7.82	4.52
Net realized and unrealized gains (losses)	(68.82)	(26.22)	(109.63)	(26.32)
Income tax (provision) benefit for realized and unrealized gains	0.13	(0.08)	0.01	(0.30)
Net increase in net assets from operations	$(7.50)	$38.03	$51.34	$153.47

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Net investment income after taxes	$61.19	$64.33	$160.96	$180.09
Less: Purchase discount amortization	4.48	15.49	12.51	34.02
Adjusted net investment income after taxes	$56.71	$48.84	$148.45	$146.07

Net realized and unrealized gains (losses)	$(68.82)	$(26.22)	$(109.63)	$(26.32)
Less: Net change in unrealized appreciation (depreciation) due to the purchase discount	(4.48)	(15.49)	(12.51)	(34.42)
Less: Realized gain (loss) due to the purchase discount	—	—	—	0.40
Adjusted net realized and unrealized gains (losses)	$(64.34)	$(10.73)	$(97.12)	$7.70

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Interest	$88.45	$90.18	$232.09	$246.92
Dividend income	0.13	0.09	0.26	0.92
Payment-in-kind	5.26	5.31	15.08	12.66
Other income	1.38	1.10	3.55	2.72
Total Investment Income	$95.22	$96.68	$250.98	$263.22

In the table above:

•
Interest income from investments decreased from $90.18 million and $246.92 million for the three and nine months ended September 30, 2021 to $88.45 million and $232.09 million for the three and nine months ended September 30, 2022. The decrease is primarily driven by the decrease in accelerated accretion of upfront loan origination fees and unamortized discounts given the decrease in repayment activity, partially offset by the increase in rising base interest rates on our variable rate debt. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $25.33 million and $43.54 million for the three and nine months ended September 30, 2021 and $5.21 million and $9.85 million for the three and nine months ended September 30, 2022.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Interest and other debt expenses	$21.98	$14.45	$53.82	$43.95
Incentive fees	—	9.33	12.02	32.55
Management fees	9.16	7.96	26.93	24.24
Professional fees	0.81	0.73	2.56	2.26
Directors’ fees	0.21	0.23	0.62	0.70
Other general and administrative expenses	1.04	0.79	3.31	2.69
Total Expenses	$33.20	$33.49	$99.26	$106.39
Fee waivers	-	(1.44)	(11.73)	(24.19)
Net Expenses	$33.20	$32.05	$87.53	$82.20

In the table above:

•
Interest and other debt expenses increased from $14.45 million and $43.95 million for the three and nine months ended September 30, 2021 to $21.98 million and $53.82 million for the three and nine months ended September 30, 2022. The increase is primarily driven by the increase in debt borrowing and rising base interest rates, slightly offset by the repayment of convertible note on April 1, 2022.
•
Incentive fees decreased from $9.33 million and $32.55 million for the three and nine months ended September 30, 2021 to $0.00 million and $12.02 million for the three and nine months ended September 30, 2022. The decrease is primarily driven by the decrease in results of operations from $38.03 million and $153.47 million for the three and nine months ended September 30, 2021 to $(7.50) million and $51.34 million for the three and nine months ended September 30, 2022.
•
Management fees increased from $7.96 million and $24.24 million for the three months and nine months ended September 30, 2021 to $9.16 million and $26.93 million for the three and nine months ended September 30, 2022. The increase is primarily driven by the increase in gross assets, excluding cash and cash equivalents.
•
For the nine months ended September 30, 2022, our Investment Adviser voluntarily waived incentive fees by $11.38 million and management fees by $0.35 million. For the nine months ended September 30, 2021, our Investment Adviser contractually and voluntarily waived incentive fees by $23.69 million and management fees by $0.50 million. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	$—	$35.92	$—	$35.92
Wrike, Inc.	—	—	—	7.54
MPI Engineered Technologies, LLC	—	—	—	(0.01)
Bolttech Mannings, Inc.	—	—	(2.04)	—
Convene 237 Park Avenue, LLC (dba Convene)	—	—	(4.54)	—
Experity, Inc.	—	—	(0.62)	—
Other, net	—	(1.61)	0.11	(2.91)
Net realized gain (loss) on investments	$—	$34.31	$(7.09)	$40.54

For the nine months ended September 30, 2022, net realized losses were primarily driven by the full exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) in April 2022, which resulted in a realized loss of $4.54 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Unrealized appreciation	$2.29	$12.85	$13.17	$32.08
Unrealized depreciation	(74.58)	(74.91)	(123.53)	(103.46)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(72.28)	$(62.06)	$(110.36)	$(71.38)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Portfolio Company:	($ in millions)
ATX Parent Holdings, LLC - Class A Units	$0.53	$1.74
Broadway Parent, LLC	0.30	(0.42)
Governmentjobs.com, Inc. (dba NeoGov)	0.29	(0.03)
Tronair Parent Inc.	0.15	0.37
Superman Holdings, LLC (dba Foundation Software)	0.14	0.01
Iracore International Holdings, Inc.	0.04	0.69
Convene 237 Park Avenue, LLC (dba Convene)	—	8.92
ATX Networks Corp.	(0.02)	0.38
Zep Inc.	(3.00)	(8.76)
Diligent Corporation	(3.21)	(7.16)
Animal Supply Intermediate, LLC	(3.60)	(3.56)
Wine.com, LLC	(5.65)	(9.82)
National Spine and Pain Centers, LLC	(7.29)	(8.27)
Bolttech Mannings, Inc.	(18.69)	(19.75)
Other, net(1)	(32.27)	(64.70)
Total	$(72.28)	$(110.36)

(1)
For the three and nine months ended September 30, 2022, other, net includes gross unrealized appreciation of $0.85 million and $1.06 million, respectively, and gross unrealized depreciation of $(33.12) million and $(65.76) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2022 was primarily driven by the increase in market volatility and widening credit spreads and the financial underperformance of Bolttech Mannings, Inc., National Spine and Pain Centers, LLC and Wine.com.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2022 was primarily driven by the increase in market volatility and widening credit spreads and the financial underperformance of Bolttech Mannings, Inc., National Spine and Pain Centers, LLC, Wine.com, Zep Inc. and Diligent Corporation, partially offset by the reversal of unrealized depreciation in connection with the aforementioned exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene).

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

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2021 was driven by the reversal of unrealized appreciation in connection with the aforementioned sale of our investments in CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) and the financial underperformance of Chase Industries, Inc. (dba Senneca Holdings).

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sales of our investments in CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) and Wrike, Inc., and the financial underperformance of Chase Industries, Inc. (dba Senneca Holdings) and Animal Supply Holdings, LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 173% and 186%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

Common Stock Repurchase Plans

In November 2021, our Board of Directors approved and authorized a new common stock repurchase plan (the “10b5-1 Plan”), which provides for us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. The 10b5-1 Plan became effective on August 17, 2022 and commenced on September 16, 2022. The 10b5-1 Plan will expire on August 17, 2023. We did not repurchase any of our common stock pursuant to the 10b5-1 Plan or otherwise.

For further details, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this report.

Dividend Reinvestment Plan

We have a dividend reinvestment plan that provides for reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through our 10b5-1 Plan.

For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

All correspondence concerning the plan should be directed to the plan agent at Computershare Trust Company, N.A, P.O. Box 43078, Providence, RI 02940-3078, with overnight correspondence being directed to the plan agent at Computershare Trust Company, N.A, 150 Royall St., Suite 101, Canton, MA 02021; by calling 855-807-2742; or through the plan agent’s website at www.computershare.com/investor. Participants who hold their shares through a broker or other nominee should direct correspondence or questions concerning the dividend reinvestment plan to their broker or nominee.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2022:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility(1)	$1,246.28	$—	$—	$1,246.28	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, we had outstanding borrowings denominated in USD of $1,178.57 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 27.45 million and Canadian Dollar (CAD) of 0.15 million.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$428.31	$441.79
First Lien/Last-Out Unitranche	7.59	—
Total	$435.90	$441.79

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

RECENT DEVELOPMENTS

On November 2, 2022, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 27, 2023 to holders of record as of December 30, 2022.

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

As of September 30, 2022 and December 31, 2021, on a fair value basis, approximately 0.4% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.6% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2022 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$88.39	$(34.69)	$53.70
Up 200 basis points	58.93	(23.13)	35.80
Up 100 basis points	29.46	(11.56)	17.90
Up 75 basis points	22.10	(8.67)	13.43
Up 50 basis points	14.73	(5.78)	8.95
Up 25 basis points	7.37	(2.89)	4.48
Down 25 basis points	(7.37)	2.89	(4.48)
Down 50 basis points	(14.73)	5.78	(8.95)
Down 75 basis points	(22.10)	8.67	(13.43)
Down 100 basis points	(29.46)	11.56	(17.90)
Down 200 basis points	(58.57)	23.13	(35.44)
Down 300 basis points	(74.63)	34.69	(39.94)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when the order requested in the Application will be obtained or that any such order will be obtained at all.

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

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, the Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. GSAM’s allocation policy currently provides that the Investment Adviser allocate opportunities through a rotation system or in such other manner as the Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

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

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. In addition, while USD LIBOR (other than 1 week and 2 months) will continue to be published until June 30, 2023, banks cannot use USD LIBOR in new contracts after December 31, 2021 (nor in extensions of existing contracts) and therefore USD LIBOR will be limited to those investments that were in existence prior to December 31, 2021. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

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

Many of our portfolio securities do not have readily available market quotations (as defined in the Rule 2a-5), and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market quotations. The fair value of assets that are not publicly traded or whose market quotations are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets in accordance with Rule 2a-5 under the Investment Company Act. As the valuation designee, our Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with this rule.

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

Our Securities

Purchases of our common stock pursuant to the 10b5-1 Plan or otherwise may result in the price of our common stock being higher than the price that otherwise might exist in the open market.

We are authorized to purchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, until August 17, 2023. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this quarterly report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

Exhibit No	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on October 13, 2020).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on December 20, 2021).

10.1*	Dividend Reinvestment Plan, amended as of September 13, 2022.

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: November 3, 2022	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 3, 2022	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 3, 2022	/s/ David Pessah
David Pessah Chief Financial Officer and Treasurer (Principal Financial Officer)