Form 10-K
period 2022-12-31
Goldman Sachs BDC, Inc.
filed 2023-02-23
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,603.82 million.

As of February 23, 2023, there were 102,963,144 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Goldman Sachs BDC, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the coronavirus (“COVID-19”) pandemic or any future pandemic or epidemic;
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
•
our ability to maintain our status as a BDC;
•
our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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
•
the impact of rising inflation and the risk of recession on our portfolio companies;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “GS BDC,” “Company,” “we,” “us,” and “our,” mean Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS &Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”), and Phillip Street Middle Market Lending Fund LLC (“PSLF”), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2022, we originated more than $6.91 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a borrower’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first-out” portion of a unitranche loan while we retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last-out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have the opportunity to negotiate with the borrower prior to such default.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (including collectively with us, the Accounts). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2022
	Amortized Cost	Fair Value
	(in millions)
First Lien/Senior Secured Debt	$3,174.53	$3,129.55
First Lien/Last-Out Unitranche	120.25	116.23
Second Lien/Senior Secured Debt	255.35	174.33
Unsecured Debt	8.79	7.63
Preferred Stock	48.26	42.38
Common Stock	82.01	35.49
Warrants	1.85	0.61
Total Investments	$3,691.04	$3,506.22

As of December 31, 2022, our portfolio consisted of 365 investments in 134 portfolio companies across 38 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2022, were Software, Diversified Financial Services, Health Care Providers & Services, Professional Services, which represented 14.7%, 11.3%, 11.2% and 9.5%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2022 was primarily United States 95.3%, Canada 3.1%, and United Kingdom 1.6%.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.4%	11.9%
First Lien/Last-Out Unitranche(2) (3)	12.5	15.2
Second Lien/Senior Secured Debt(2)	10.8	18.9
Unsecured Debt(2)	14.4	16.7
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	11.0%	12.1%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

December 31, 2022
Number of portfolio companies	134
Percentage of performing debt bearing a floating rate(1)	99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	0.8%
Weighted average yield on debt and income producing investments, at amortized cost(3)	11.7%
Weighted average yield on debt and income producing investments, at fair value(3)	12.5%
Weighted average leverage (net debt/EBITDA)(4)	6.1x
Weighted average interest coverage(4)	1.6x
Median EBITDA(4)	$49.62 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 41.8% of total debt investments.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from GS Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD". As of December 31, 2022, GS Group Inc. owned 6.3% of our common stock.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our board of directors (the “Board of Directors” or the “Board”), a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. Goldman Sachs Asset Management Private Credit Team is comprised of approximately 185 investment professionals across 15 cities and four continents as of December 31, 2022. Within the Goldman Sachs Asset Management Private Credit Team, approximately 85 private credit investment professionals across six offices in the Americas led by Alex Chi and David Miller, our Co-CEOs and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 11 years as of December 31, 2022.

Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling and Greg Watts, along with members from Goldman Sachs’s Compliance, Legal, Tax and Controllers groups. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2022, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 97.6% secured debt investments (92.6% in first lien debt (including 3.3% in first lien/last-out unitranche loans) and 5.0% in second lien debt), 0.2% in unsecured debt investments, 1.2% in preferred stock, 1.0% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

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

Allocation of Investment Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts, and an investment opportunity appropriate for us may also be appropriate for such other Accounts (which may include proprietary accounts of Goldman Sachs). This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

In some cases, due to information barriers that may be in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place, in addition to these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict with respect to a particular investment opportunity, such investment opportunity will be assessed to determine whether it must be allocated to, or prohibited from being allocated to, a particular Account.

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-By-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

The Investment Adviser, including the Goldman Sachs Asset Management Private Credit Team, may develop and implement new trading strategies or seek to participate in new investment opportunities and strategies. These opportunities and strategies may not be employed in all Accounts even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, the Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs, may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

In connection with certain of our investments, the Investment Adviser may determine that the appropriate amount to allocate to us and other Accounts may be less than the full amount of the investment opportunity, due to considerations related to, among other things, diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations. In such situations, “excess amounts” that can be allocated may be offered to other persons or entities. Subject to applicable law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to applicable law, the Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors the Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether the Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular Investment, whether the Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with applicable law, include one or more of our investors, one or more investors in other funds managed by the Goldman Sachs Asset Management Private Credit Team, clients or potential clients of Goldman Sachs, or funds or Accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as the Investment Adviser determines in its sole discretion, subject to applicable law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our Investment in the same opportunity.

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors (the “Independent Directors”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. Additionally, if the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

If the Investment Adviser identifies an investment and we are unable to rely on the Relief for that particular opportunity, the Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We may invest alongside other Accounts advised by the Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside the Investment Adviser’s other clients as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of the Investment Adviser.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors— Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Expenses are generally allocated to Accounts (including to us) based on whose behalf the expenses are incurred. Where we and one or more other Accounts participate in a particular investment or collectively incur other expenses, the Investment Adviser generally allocates investment-related and other expenses in a manner the Investment Adviser determines to be fair and equitable, which may be pro rata or on a different basis.

We and other Accounts may contract for and incur expenses in connection with certain services provided by third parties, including valuation agents, rating agencies, attorneys, accountants and other professional service providers, while other Accounts that did not contract for such services may not incur such expenses even though they directly or indirectly receive benefit from such services. For example, the work of valuation firms retained by the Company at the request of the Board benefit certain Accounts that invest in the same assets as the Company, but because such other Accounts did not request such services, they are not allocated any costs associated therewith. While it is generally expected that the Accounts requesting third-party services will bear the full expense associated therewith, GSAM may in its sole discretion determine to bear the portion of such expenses that would be allocable to the non-requesting Accounts had such Accounts requested the services.

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.
•
There have been secular changes in ownership structures of middle-market companies. The Goldman Sachs Asset Management Private Credit Team has observed a transformation in the ownership structures of private and public companies. The number of U.S. private-equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same time period, yet the average market capitalization of listed U.S. companies has grown. The Goldman Sachs Asset Management Private Credit Team believes that this has resulted in a shift in the ownership of middle-market companies and thus has created a larger market opportunity for us to provide debt capital to the companies that we expect to target.
•
There is a large amount of un-invested private equity capital for middle-market companies. There is a large amount of un-invested private equity capital for North America buyout funds. The Goldman Sachs Asset Management Private Credit Team believes this creates additional capacity for us as the Goldman Sachs Asset Management Private Credit Team expects private equity firms will seek to leverage their investments by combining equity capital with debt capital.
•
Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The Goldman Sachs Asset Management Private Credit Team believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target.
•
The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The Goldman Sachs Asset Management Private Credit Team believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a more stable capital base and can therefore invest in illiquid assets.
•
It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the Goldman Sachs Asset Management Private Credit Team believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

1 As of year-end December 2022 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/the-world-factbook/). These websites are not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on these websites to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.55 trillion in firmwide assets under supervision as of December 31, 2022, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $170 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform, with a focus on capital preservation and capital appreciation and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within GSAM: The Goldman Sachs Asset Management Private Credit Team, which is responsible for sourcing, diligencing, negotiating, structuring, monitoring and harvesting investment opportunities for the Company, is able to draw on the broader Goldman Sachs platform, network and relationships across the investment lifecycle to identify potentially attractive opportunities. Goldman Sachs is a leading global financial services firm and one of the world’s most experienced alternatives investors, and we expect to benefit not only from the Goldman Sachs network and relationships to identify potentially attractive opportunities, but also from a broad range of other resources offered by Goldman Sachs, including market insights, structuring capabilities and industry experts whose insights can enhance due diligence, structuring and investment monitoring processes.
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over its more-than-25-year history of private credit investing and includes approximately 185 investment professionals across 15 cities and four continents as of December 2022. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-25-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
•
Provision of large-sized commitments: We believe that Goldman Sachs Asset Management Private Credit’s capability to hold large-sized, directly originated investments drives our ability to source, negotiate and commit capital in attractive opportunities. We intend to invest substantially alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, which we believe will provide us with access to a wide range of opportunities, and allow us to commit to larger investment across the GSAM platform.
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 20 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.
•
Rigorous portfolio management: Goldman Sachs Asset Management Private Credit’s active approach to portfolio management centers on team continuity through the lifecycle of an investment, from sourcing and underwriting through investment monitoring and maturity. Investment professionals actively monitor portfolio companies’ operations and financial condition, and senior secured loan agreements typically provide for regular reporting which includes borrower performance, compliance and notification of adverse events. We believe the Goldman Sachs platform adds additional value to our portfolio companies through its extensive network, research capabilities and connectivity across the global capital markets.

•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e., any equity or debt in the capital structure that is subordinated to our Investment), and (vii) viable exit strategies. We intend to make investments in companies located primarily in the United States.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the NYSE) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets are not listed on a national securities exchange and therefore are eligible portfolio companies.

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock and Distributions.”

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

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the DRIP, and GS & Co. has opted out of the DRIP in respect of any shares of our common stock acquired through our 10b5-1 Plan. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

All correspondence concerning the plan should be directed to the plan agent at Computershare Trust Company, N.A, P.O. Box 43078, Providence, RI 02940-3078, with overnight correspondence being directed to the plan agent at Computershare Trust Company, N.A, 150 Royall St., Suite 101, Canton, MA 02021; by calling 855-807-2742; or through the plan agent’s website at www.computershare.com/investor. Participants who hold their shares through a broker or other nominee should direct correspondence or questions concerning the DRIP to their broker or nominee.

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

Management Fee

We pay the Investment Adviser a management fee (the “Management Fee”), which accrues and is payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.00% (0.25% per quarter), in each case, of the average value of our gross assets (excluding cash or cash equivalents (such as investments in money market funds) but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the year ended December 31, 2022, Management Fees amounted to $36.00 million, of which the Investment Adviser voluntarily agreed to waive $0.35 million. As of December 31, 2022, $9.06 million remained payable. For the year ended December 31, 2021, Management Fees amounted to $32.61 million, of which the Investment Adviser has voluntarily agreed to waive $0.50 million.

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

The hurdle amount for the Incentive Fee based on income is determined on a quarterly basis and is equal to 1.75% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock, including issuances pursuant to our DRIP) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated.

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

For the year ended December 31, 2022, Incentive Fees based on income amounted to $12.02 million. GSAM voluntarily agreed to waive $11.38 million of Incentive Fees for the year ended December 31, 2022. As of December 31, 2022, $0 remained payable. For the year ended December 31, 2021, Incentive Fees based on income amounted to $40.70 million. For the years ended December 31, 2022 and December 31, 2021, we did not accrue any Incentive Fees based on capital gains.

In connection with the Merger, GSAM agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by us under the Investment Management Agreement by and between us and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that our net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the year ended December 31, 2021, GSAM agreed to waive $4.54 million of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $26.53 million of Incentive Fees for the year ended December 31, 2021 attributable to the purchase discount resulting from the Merger.

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

Board Approval of the Investment Management Agreement

Our Board of Directors determined at an in person meeting held on August 3, 2022, to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (i) the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser; (ii) the contractual terms of the Investment Management Agreement, including the structure of the Management Fee imposed on gross assets (excluding cash) and the Incentive Fee imposed on net investment income and capital gains; (iii) comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies; (iv) information about the services performed and the personnel performing such services under the Investment Management Agreement; (v) comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies; (vi) the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us; (vii) any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us; (viii) other potential benefits to us as a result of our relationship with the Investment Adviser; and (ix) such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2023.

For the year ended December 31, 2022, we paid our Investment Adviser a total of $36.37 million in fees, which consisted of $34.96 million in Management Fees and $1.41 million in Incentive Fees. For the year ended December 31, 2021, we paid our Investment Adviser a total of $41.21 million in fees, which consisted of $29.69 million in Management Fees and $11.52 million in Incentive Fees.

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

Limited Liability of our Investment Adviser

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

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of such BDC's total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements necessary to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Information regarding how we vote proxies relating to portfolio securities during the twelve-month period ended December 31, 2022 is available upon request by writing to Goldman Sachs BDC, Inc., Attention: Itai Baron, Investor Relations, 200 West Street, New York, New York 10282.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company, in order to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets are currently in a period of economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.
•
Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions. We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC.
•
Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.
•
Commodity Futures Trading Commission (“CFTC”) rules may have a negative impact on us and our Investment Adviser. Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Certain investors are limited in their ability to make significant investments in us.
•
We depend upon management personnel of our Investment Adviser for our future success.
•
We operate in a highly competitive market for investment opportunities.
•
Failures in information systems and cyber incidents may have adverse impacts on us and/or our portfolio companies.
•
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest.
•
Goldman Sachs’s financial and other interests may incentivize our Investment Adviser to favor other Accounts.
•
Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our access to adequate capital.
•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
The Incentive Fee based on income takes into account our past performance, and we may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio. The conflicts of interest faced by the Investment Adviser caused by compensation arrangements with us could result in actions that are not in the best interests of our stockholders. Potential conflicts of interest with other businesses of Goldman Sachs could have a negative impact on our investment returns.
•
Goldman Sachs has influence, and may continue to exert influence, over our management and affairs and over most votes requiring stockholder approval.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•
We may experience fluctuations in our quarterly results.
•
Our investments are very risky and highly speculative.
•
Investing in middle market companies involves a number of significant risks.

•
We have exposure to credit risk and other risks related to credit investments.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.
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
•
Our portfolio companies may be highly leveraged.
•
Investing in our securities involves an above-average degree of risk.
•
The market price of our securities may fluctuate significantly.
•
Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV per share.
•
Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, including the substantial ownership interest of GS Group Inc., could deter takeover attempts and have an adverse impact on the price of our common stock.
•
Our stockholders will experience dilution in their ownership percentage if they opt out of our DRIP.
•
Our stockholders that do not opt out of our DRIP should generally expect to have current tax liabilities without receiving cash to pay such liabilities.
•
Investors may face various tax risks and consequences as a result of their investment in us.
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

From time to time, capital markets experience periods of disruption and instability. Social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, Russia’s military invasion of Ukraine, and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs, and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future have further negative impact on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the U.S., the United Kingdom, the European Union and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted, including (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iii) higher cyber security, information security and operational risks; and (iv) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation. For example, the COVID-19 pandemic has created disruptions in supply chains and economic activity and contributed to labor difficulties.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, a rising interest-rate environment, and uncertainties caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector, and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the government of the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Legal and Regulatory

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions.

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

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act. This would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause us to lose our RIC status or cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

Although we have elected to be treated as a RIC, and we intend to qualify for tax treatment as a RIC annually, we cannot assure you that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

•
The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our qualification for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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
•
The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in (i) the securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) the securities (other than the securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be made in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under this legislation, BDCs are able to increase their leverage capacity if stockholders approve a proposal to do so. At our 2018 annual meeting of stockholders held on June 15, 2018, our stockholders approved the proposal to apply the modified asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us.

We are generally not able to issue and sell our common stock at a price per share below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock (i) with the consent of a majority of our common stockholders (and a majority of our common stockholders who are not affiliates of ours), and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our stockholders. If our common stock trades at a discount to NAV, this restriction could adversely affect our ability to raise capital.

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to continue to incur, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

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

Legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While we do not know whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including economic outlook, factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. Recent populist and anti-globalization movements, particularly in the United States, may result in material changes in economic trade and immigration policies, all of which could lead to significant disruption of global markets and could have adverse consequences for our investments.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Congress has recently enacted significant changes to the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification and could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

In addition, we have filed an application to amend the Relief to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when we will receive the amended exemptive order.

Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.

GS Group Inc. is a BHC under the BHCA and therefore subject to supervision and regulation by the Federal Reserve. In addition, GS Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their respective affiliates, on the one hand, and us, on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and to us may restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, GS Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, GS Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, we can offer no assurance that the bank regulatory requirements applicable to GS Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

GS Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, GS Group Inc., us or other accounts managed by our Investment Adviser and its affiliates. GS Group Inc. may seek to accomplish this result by causing Goldman Sachs Asset Management to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of GS Group Inc.’s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act and certain other unregistered investment companies are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock other than in accordance with the Investment Company Act (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other regulatory limitations that restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of Goldman Sachs Asset Management Private Credit together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the BDC Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives, and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of Goldman Sachs Asset Management Private Credit within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) Goldman Sachs Asset Management Private Credit’s experience and breadth as an investor; (iii) Goldman Sachs Asset Management Private Credit’s experienced team and history of investment performance; (iv) Goldman Sachs Asset Management Private Credit’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and(v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

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
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and acts of war; and/or

•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber incident against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber incidents could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

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

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Our Business and Structure

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but we can offer no assurance that we will be successful in doing so.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the United States as well as globally. Fiscal and monetary actions taken by United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. In addition, in 2022, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come.

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

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its BDC Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’s financial and other interests may incentivize our Investment Adviser to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, the Investment Adviser may simultaneously manage other Accounts for which the Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts, and such investments may constitute all or substantial percentages of such other Accounts’ outstanding equity interests. Therefore, the Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different from, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the BDC Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. To maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. We can offer no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, leverage will increase the Management Fee payable to our Investment Adviser, which is based on our gross assets, including those assets acquired through the use of leverage but excluding cash and cash equivalents. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any small business investment company (“SBIC”) subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

In addition to having claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders will be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, our senior secured revolving credit agreement with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and reBank of America, N.A., as syndication agent (as amended, the “Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

In addition, we may be unable to obtain our desired leverage, which would, in turn, affect a stockholder’s return on investment.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(28.74)%	(16.76)%	(4.78)%	7.20%	19.19%

(1)

Based on (i) $3,600.05 million in total assets including debt issuance costs as of December 31, 2022, (ii) $2,021.40 million in outstanding indebtedness as of December 31, 2022, (iii) $1,502.39 million in net assets as of December 31, 2022 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2022, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.55%.

Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

The Management Fee is payable even in the event the value of a stockholder’s investment declines.

The Investment Adviser receives substantial fees from us in return for its services, and these fees could influence the advice provided to us. The Management Fee is calculated as a percentage of the average value of our gross assets including borrowed funds (excluding cash or cash equivalents) at the end of the prior two completed calendar quarters. Accordingly, the Management Fee is payable regardless of whether the value of our gross assets and/or an investment in the Company has decreased during the then-current quarter and creates an incentive for the Investment Adviser to incur leverage.

The Incentive Fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser tobased on (i) $3,600Goldman sachs make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Our Investment Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. As a result, our Investment Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount (“OID”), payment-in-kind (“PIK”) interest and zero-coupon securities).

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

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and GS Group Inc. are discussed in more detail elsewhere in this report.

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities, and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee may have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

In addition, subject to applicable law, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns. Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of directly originating senior secured corporate credit. These investment vehicles, as well as existing investment vehicles (including other Accounts), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among its clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

In addition, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs or another client of the Investment Adviser may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or such other investment account or vehicle or such other client of the Investment Adviser may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

Stockholders should note the matters discussed in “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs has influence, and may continue to exert influence, over our management and affairs and over most votes requiring stockholder approval.

GS Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2022, GS Group Inc. owned 6.3% of our outstanding common stock. GS & Co., a wholly owned subsidiary of GS Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with GS Group Inc. to below 25.0% of our outstanding common stock. Therefore, GS Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by GS Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Management Agreement, our Investment Adviser and its directors, members, stockholders, partners, officers, employees or controlling persons will not be liable to us for its acts under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of its reckless disregard of its obligations and duties under the Investment Management Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. For example, the SEC has announced that it may require disclosure of certain ESG-related matters. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Our Investments

Our investments are very risky and highly speculative.

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

In addition, we may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

Revolving Credit Facilities. From time to time we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

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

We have exposure to credit risk and other risks related to credit investments.

Our investments are subject to liquidity, market value, credit, interest rate and certain other risks. In addition, we cannot assure you that the Investment Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the value and return of our investments. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of investments or industry sectors or regions.

Prices of our investments may be volatile and may fluctuate as a result of a variety of factors that are inherently difficult to predict, including changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic and international economic or political events, developments or trends in any particular industry, and the financial condition of the issuers or obligors of the investments. Investments that become non-performing, or defaulted loans or securities may become subject to a workout negotiation or restructuring. This may entail a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants of these investments. To the extent that defaulted investments are sold, it is unlikely that the sale proceeds will be equal to the amount of unpaid principal and interest thereon. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default or to participate in the restructuring of a non-performing or defaulted investment. We can offer no assurance as to the levels of defaults and/or recoveries that may be experienced on the investments.

Secured investments may also be subject to the risk that the security interests granted by the portfolio company obligors in the underlying collateral are not properly or fully perfected in favor of lenders (or their agents). Compounding these risks, the collateral securing the secured investments may be subject to casualty, impairment or devaluation risks.

Portfolio companies may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which the portfolio companies are subject. Such additional indebtedness could have structural or contractual priority, either as to specific assets or generally, over the ranking of the investments held by us or could rank on a parity or seniority basis with respect to our investments. In the event of any default, restructuring or insolvency event of a portfolio company, we could be subordinated to, or be required to share on a ratable basis with, any recoveries in favor of the holders of such other or additional indebtedness. Our recoveries may be impaired as a result of the rights of holders of other indebtedness under any intercreditor agreement governing the relative rights of the indebtedness.

Our debt investments may also have no amortization and limited interim repayment requirements, which may increase the risk that a portfolio company will not be able to repay or refinance the debt investment when it comes due at its final stated maturity.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued and more widespread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR, by the end of 2021. As of January 1, 2023, US-dollar (“USD”) LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated and potentially in the actual rate as well. Since January 1, 2022, our new investments are generally indexed to SOFR; however, we have prior contracts that remain indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts will need to be renegotiated to replace LIBOR with an alternative reference rate. We expect that, going forward, all our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted replacement for LIBOR.

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

In 2022, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee. As the valuation designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the valuation designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See“—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

For example, as of December 31, 2022, Health Care Technology, together with Health Care Providers & Services and Health Care Equipment & Supplies, represented 23.3% of our portfolio at fair value. Our investments in Health Care Technology, Health Care Providers & Services and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2022, Software represented 14.7% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2022, our investments in Diversified Financial Services represented 11.3% of our portfolio at fair value. Our investments in Diversified Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, we can offer no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

We may be subject to risks associated with subordinated debt.

We may acquire and/or originate junior lien or subordinated debt investments. If a borrower defaults on a junior lien or subordinated loan or on debt senior in right of payment or as to the proceeds of collateral to our debt investment, or in the event of the bankruptcy of a borrower, the debt investment will be satisfied only after, in the case of junior lien debt, the proceeds of collateral are applied to repay senior lien debt or, in the case of subordinated debt, the senior debt is repaid in full. Under the terms of typical intercreditor or subordination agreements, senior creditors may be able to block the exercise of remedies or the acceleration of the subordinated debt or the exercise by holders of junior lien or subordinated debt of other rights they may have as creditors or in respect of collateral. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, junior lien or subordinated debt may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Investment Adviser’s ability to amend the terms of our loans, assign its loans, accept prepayments, exercise its remedies and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with junior lien or subordinated debt include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its debt. Many obligors on junior lien or subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated debt increases if such investments are debt of distressed or below investment grade issuers. Default rates for junior lien or subordinated debt securities have historically been higher than has been the case for investment grade securities.

We may be subject to risks associated with unsecured debt.

We may invest in unsecured indebtedness in portfolio companies where a significant portion of such companies’ senior or junior lien indebtedness may be secured. In such situations, our ability to influence such portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior or junior lien creditors.

We may be subject to risks arising from revolving credit facilities.

We acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding draw-downs under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

We can offer no assurance that a borrower of a revolving credit facility will fully draw down its available credit thereunder, and in many cases a borrower with sufficient liquidity may forego drawing down its available credit thereunder in favor of obtaining other liquidity sources. As a result, we are likely to hold unemployed funds, and investments in revolving credit facilities may therefore adversely affect our returns.

We may be subject to risks arising from purchases of secondary debt.

We may invest in secondary loans and secondary debt securities. We are unlikely to be able to negotiate the terms of secondary debt as part of its acquisition and, as a result, these investments likely will not include some of the covenants and protections we may generally seek. Even if such covenants and protections are included in the investments, the terms of the investments may provide portfolio companies substantial flexibility in determining compliance with such covenants. In addition, the terms on which secondary debt is traded may represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

We may be subject to risks arising from assignments and participations.

We may acquire investments directly (by way of assignment) or indirectly (by way of participation). As described in more detail below, holders of participation interests are subject to additional risks not applicable to a holder of a direct interest in a debt obligation.

The purchaser of an assignment of a debt obligation typically succeeds to all the rights and obligations of the selling institution and becomes a party to the applicable documentation relating to the debt obligation. In contrast, participations acquired by us in a portion of a debt obligation held by a seller typically result in a contractual relationship only with such seller, not with the obligor. We would have the right to receive payments of principal, interest and any fees to which it is entitled under the participation only from the seller and only upon receipt by the seller of such payments from the obligor. In purchasing a participation, we generally will have neither the right to enforce compliance by the obligor with the terms of the documentation relating to the debt obligation nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the obligor and the seller, which will remain the legal owner of record of the applicable debt obligation. In the event of the insolvency of the seller, we may be treated as a general creditor of the seller in respect of the participation, may not benefit from any set-off exercised by the seller against the obligor and may be subject to any set-off exercised by the obligor against the seller. In addition, we may purchase a participation from a seller that does not itself retain any portion of the applicable debt obligation and, therefore, may have limited interest in monitoring the terms of the documentation relating to such debt obligation and the continuing creditworthiness of the borrower.

In addition, when we hold a participation in a debt obligation, we may not have the right to vote to waive enforcement of any default by an obligor. Sellers commonly reserve the right to administer the debt obligations sold by them as they see fit and to amend the documentation relating to such debt obligations in all respects. A seller may have interests different from ours, and the seller might not consider our interests when taking actions with respect to the debt obligation underlying the participation. In addition, some participation agreements that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers to the documentation relating to the debt obligation, the seller may repurchase such participation at par. Assignments and participations are typically sold strictly without recourse to the seller thereof, and the seller will generally make no representations or warranties about the underlying debt obligation, the borrowers, the documentation relating to the debt obligations or any collateral securing the debt obligations.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to identify a sufficient number of suitable investment opportunities to allow us to deploy the capital available to us. Privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. Our Investment Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.

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

We may elect not to, or be unable to, make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and applicable law. The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the Relief, compliance with covenants contained in the agreements governing our indebtedness or compliance with the requirements for maintenance of our qualification for tax treatment as a RIC.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such portfolio company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

Even if the portfolio company is successful, our ability to realize the value of our investment may depend on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

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

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act. To the extent we so invest, we will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the Management Fee and Incentive Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

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

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we can offer no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if a borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by Goldman Sachs Asset Management, as valuation designee. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

In addition, we may originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal.

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

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these portfolio companies and to us as an investor. These portfolio companies may be subject to restrictive financial and operating covenants and the leverage may impair these portfolio companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Although most of our investments are denominated in USD, our investments that are denominated in a non-USD currency will be subject to the risk that the value of a particular currency will change in relation to the USD. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Our Investments—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the Annual Distribution Requirement for maintaining our qualification for tax treatment as a RIC, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

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

Our Securities

Investing in our securities involves an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in our securities may not be suitable for an investor with a lower risk tolerance.

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
•
any loss of qualification for RIC tax treatment or BDC status;
•
changes in earnings or perceived changes or variations in operating results;
•
changes or perceived changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•
resignation of the Investment Adviser or departure of certain of its key personnel;
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

Sales of substantial amounts of our common stock, the availability of such common stock for sale or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 6.3% of our common stock as of December 31, 2022, GS Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

Our stockholders will experience dilution in their ownership percentage if they opt out of our DRIP.

We have adopted the DRIP pursuant to which we automatically reinvest all cash distributions declared by the Board of Directors on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Board of Directors declares a cash distribution, then our stockholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock and Distributions” and “Item 1. Business—Dividend Reinvestment Plan” for a description of our distribution policy and obligations.

If, on the payment date for any distribution, the most recently computed NAV per share is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant’s account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share provided that, if the NAV is less than or equal to 95% of the then current market price per share, the dollar amount of the distribution will be divided by 95% of the market price on the payment date. Accordingly, participants in the DRIP may receive a greater number shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our DRIP will experience dilution in their ownership percentage of our common stock over time. See “Item 1. Business—Dividend Reinvestment Plan.”

Our stockholders that do not opt out of our DRIP should generally expect to have current tax liabilities without receiving cash to pay such liabilities.

Under our DRIP, if we declare a cash distribution, our stockholders who have not elected to “opt out” will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. Stockholders who receive distributions in the form of shares of our common stock generally are subject to the same U.S. federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. However, because their distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes on such reinvested distributions. As a result, stockholders that have not opted out of our DRIP may have to use funds from other sources to pay any tax liabilities imposed upon them based on the value of the common stock received. See “Item 1. Business—Dividend Reinvestment Plan.”

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. See “—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, including the substantial ownership interest of GS Group Inc., could deter takeover attempts and have an adverse impact on the price of our common stock.

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
•
provide that stockholders may take action only at an annual or special meeting of stockholders, and may not act by written consent;
•
restrict stockholders’ ability to call special meetings;
•
require a supermajority vote of stockholders to effect certain amendments to our certificate of incorporation and bylaws; and
•
require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

We have provisions comparable to those of Section 203 of the DGCL (other than with respect to GS Group Inc. and its affiliates and certain of its or their direct or indirect transferees and any group as to which such persons are a party). These provisions generally prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board of Directors has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board of Directors and 66 2/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for the common stock. In addition, certain aspects of our structure, including the substantial ownership interest of GS Group Inc., may have the effect of discouraging a third party from making an acquisition proposal for us.

We may not be able to pay distributions to holders of our common stock or preferred stock, our distributions to holders of our common stock or preferred stock may not grow over time, and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our Revolving Credit Facility and other debt financing agreements, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our qualification for RIC tax treatment, compliance with applicable BDC regulations, compliance with covenants under our Revolving Credit Facility and other debt financing agreements, if any, and such other factors as our Board of Directors may deem relevant from time to time.

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

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how we, the investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (such entities not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our stockholders may receive shares of our common stock or preferred stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock or preferred stock. We currently do not intend to pay distributions in shares of our common stock or preferred stock, but we can offer no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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
•
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

In addition, investments in PIK and OID instruments may provide certain benefits to the Investment Adviser, including increasing management fees and incentive fees prior to the receipt of cash with respect to accrued interest payments.

Terms relating to redemption may materially adversely affect an investor’s return on any debt securities that we may issue.

If our noteholders’ debt securities are redeemable at our option, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, a noteholder may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification for tax treatment as a RIC. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification for tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

Finally, if more stockholders opt to receive cash distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments and raise cash in order to make cash distribution payments.

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

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2022, 2021 and 2020, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us. On February 22, 2023, the last reported closing sales price of our common stock on the NYSE was $15.55 per share, which represented a premium of approximately 6.43% to the NAV per share reported by us as of December 31, 2022.

		Closing Sales Price
	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distribution(3)
For the Year Ended December 31, 2022
Fourth Quarter	$14.61	$16.07	$13.72	10.0%	(6.1)%	$0.45
Third Quarter	$15.02	$18.05	$14.45	20.2%	(3.8)%	$0.45
Second Quarter	$15.53	$20.33	$16.53	30.9%	6.4%	$0.45
First Quarter	$15.80	$20.59	$19.06	30.3%	20.6%	$0.45
For the Year Ended December 31, 2021
Fourth Quarter	$15.86	$19.51	$18.49	23.0%	16.6%	$0.45
Third Quarter	$15.92	$19.88	$18.35	24.9%	15.3%	$0.45
Second Quarter	$16.05	$20.52	$18.90	27.9%	17.8%	$0.45
First Quarter	$16.00	$20.26	$17.54	26.6%	9.6%	$0.45
For the Year Ended December 31, 2020
Fourth Quarter	$15.91	$19.57	$14.95	23.0%	(6.0)%	$0.60	(4)
Third Quarter	$15.49	$16.35	$14.99	5.6%	(3.2)%	$0.45
Second Quarter	$15.14	$18.09	$11.40	19.5%	(24.7)%	$0.45
First Quarter	$14.72	$22.45	$8.38	52.5%	(43.1)%	$0.45

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
We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. We intend to continue to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All future distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such distributions in future periods.

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

Unless our stockholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common stock under our DRIP. See “Item 1. Business—Dividend Reinvestment Plan.”

The following table summarizes the distributions declared on shares of our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*
November 2, 2022	December 30, 2022	January 27, 2023	$0.45		112,555
For the Year Ended December 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05		6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45		68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05		8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45		69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05		7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45		65,213
November 4, 2021	December 31, 2021	January 27, 2022	$0.45		66,602

* In accordance with the Company’s DRIP, shares were purchased in the open market.

(1) $0.29 is considered capital gain distribution.

Holders

As of February 23, 2023, there were approximately 9 holders of record of our common stock (including Cede & Co.).

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 31, 2017 to December 31, 2022 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 31, 2017, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
GSBD
S&P BDC Index
S&P 500 Index

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load (as a percentage of offering price)	None(1)
Offering expenses (as a percentage of offering price)	None(1)
Dividend reinvestment plan expenses(3)	None(2)
Total stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees(5)	2.29%
Incentive fees(6)	0.04%
Interest payments on borrowed funds(7)	5.99%
Other expenses(8)	1.39%
Total annual expenses	9.71%

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
(3)
The expenses of the DRIP are included in “Other expenses.” The plan administrator’s fees will be paid by us. There will be no brokerage charges or other charges to stockholders who participate in the plan except that, if a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.12 per share brokerage commission from the proceeds. See “Item 1. Business—Dividend Reinvestment Plan.”
(4)
“Net assets attributable to common stock” equals average net assets as of December 31, 2022.
(5)
Our management fee is calculated at (i) an annual rate of 1.00% (0.25% per quarter), of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. See “Item 1. Business —Management Agreements—Investment Management Agreement.” The management fee referenced in the table above is based on actual gross amounts incurred during the twelve months ended December 31, 2022.
(6)
The Incentive Fee payable to our Investment Adviser is based on our performance. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not. For more detailed information about the Incentive Fee, see “Item 1. Business —Management Agreements—Investment Management Agreement.” The Incentive Fee referenced in the table above is based on actual net amounts incurred during the twelve months ended December 31, 2022.
(7)
Interest payments on borrowed funds represents borrowings under the $360.00 million aggregate principal amount of our 3.75% Notes due 2025 (the “2025 Notes”), and the $500.00 million of our 2.875% Notes due 2026 (the “2026 Notes”). In addition, interest payments on borrowed funds includes our annualized interest expense based on borrowings under the Revolving Credit Facility for the three months ended December 31, 2022, which bore a weighted average interest rate of 3.76%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the Investment Company Act.
(8)
“Other expenses” includes overhead expenses, including payments under the administration agreement with our administrator (the “Administration Agreement”), and is based on actual amounts incurred during the twelve months ended December 31, 2022. See “Item 1. Business—Administration Agreement.”

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the Incentive Fee based on capital gains)	94	270	430	769
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the Incentive Fee based on capital gains)	104	299	475	847

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The Incentive Fee under our Investment Management Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. The example assumes reinvestment of all distributions at NAV. In addition, while the example assumes reinvestment of all dividends and distributions at NAV, under certain circumstances, reinvestment of dividends and other distributions under our DRIP may occur at a price per share that differs from NAV. See “Item 1. Business—Dividend Reinvestment Plan.”

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Senior Securities

Information about our senior securities is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, as of December 31, 2022, is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility	(in millions)
December 31, 2022	$1,161.40	$1,740.41	—	N/A
December 31, 2021	$858.72	$1,860.46	—	N/A
December 31, 2020	$629.38	$1,979.61	—	N/A
December 31, 2019	$618.41	$1,869.46	—	N/A
December 31, 2018	$509.42	$2,062.21	—	N/A
December 31, 2017	$431.25	$2,328.75	—	N/A
December 31, 2016	$387.75	$2,323.00	—	N/A
December 31, 2015	$419.00	$2,643.56	—	N/A
December 31, 2014	$350.00	$2,641.66	—	N/A
December 31, 2013	$—	N/A	—	N/A
Convertible Notes due 2022(5)
December 31, 2022	$—	N/A	—	N/A
December 31, 2021	$155.00	$1,860.46	—	N/A
December 31, 2020	$155.00	$1,979.61	—	N/A
December 31, 2019	$155.00	$1,869.46	—	N/A
December 31, 2018	$155.00	$2,062.21	—	N/A
December 31, 2017	$115.00	$2,328.75	—	N/A
December 31, 2016	$115.00	$2,323.00	—	N/A
Unsecured Notes due 2025
December 31, 2022	$360.00	$1,740.41	—	N/A
December 31, 2021	$360.00	$1,860.46	—	N/A
December 31, 2020	$360.00	$1,979.61	—	N/A
Unsecured Notes due 2026
December 31, 2022	$500.00	$1,740.41	—	N/A
December 31, 2021	$500.00	$1,860.46	—	N/A
December 31, 2020	$500.00	$1,979.61	—	N/A
Foreign Currency Forward Contracts(6)
December 31, 2022	$7.75	$1,740.41	—	N/A
December 31, 2021	$2.48	$1,860.46	—	N/A
December 31, 2020	$4.38	$1,979.61	—	N/A
December 31, 2019	$4.23	$1,869.46	—	N/A
December 31, 2018	$3.90	$2,062.21	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2022, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $3,040.76.
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
Not applicable because such senior securities are not registered for public trading.
(5)
The Convertible Notes due 2022 matured and were fully repaid on April 1, 2022.
(6)
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

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2022, we originated more than $6.91 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default.

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time, and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (collectively with us, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages”.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with the investment management agreement (the “Investment Management Agreement”) and administration agreement (the “Administration Agreement”), including:

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, our 3.75% Notes due 2025 (the “2025 Notes”), and our 2.875% Notes due 2026 (the “2026 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 150% (if certain requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,174.53	$3,129.55	$2,930.04	$2,945.37
First Lien/Last-Out Unitranche	120.25	116.23	157.77	162.53
Second Lien/Senior Secured Debt	255.35	174.33	295.53	283.52
Unsecured Debt	8.79	7.63	2.56	1.73
Preferred Stock	48.26	42.38	48.26	52.66
Common Stock	82.01	35.49	71.78	30.78
Warrants	1.85	0.61	1.85	1.85
Total Investments	$3,691.04	$3,506.22	$3,507.79	$3,478.44

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.4%	11.9%	7.9%	7.9%
First Lien/Last-Out Unitranche(2) (3)	12.5	15.2	9.5	9.1
Second Lien/Senior Secured Debt(2)	10.8	18.9	9.9	10.7
Unsecured Debt(2)	14.4	16.7	8.2	12.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.0%	12.1%	7.9%	8.0%

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

As of December 31, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 11.0% and 12.1%, as compared to 7.9% and 8.0%, as of December 31, 2021. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased market volatility and widening of credit spreads. Within the First Lien/Last-Out Unitranche, the increase in weighted average yield at fair value was also primarily driven by the underperformance of Doxim, Inc. Within Unsecured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by origination activity. Within the Second Lien/Senior Secured Debt, the increase in weighted average yield at fair value were primarily driven by the financial underperformance of Zep, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2022	December 31, 2021
Number of portfolio companies	134	121
Percentage of performing debt bearing a floating rate(1)	99.2%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.8%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	11.7%	8.4%
Weighted average yield on debt and income producing investments, at fair value(3)	12.5%	8.4%
Weighted average leverage (net debt/EBITDA)(4)	6.1x	6.4x
Weighted average interest coverage(4)	1.6x	2.5x
Median EBITDA(4)	$49.62 million	$38.97 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 41.8% and 40.3%, of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	3,402.96	97.1	3,301.85	94.9
Grade 3	91.55	2.6	115.24	3.3
Grade 4	11.71	0.3	61.35	1.8
Total Investments	$3,506.22	100.0%	$3,478.44	100.0%

The decrease in investments with a grade 4 investment performance rating was primarily driven by the repayment of investments with an aggregate fair value of $59.64 million, offset by investments with an aggregate fair value of $10.01 million being downgraded to grade 4 due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	December 31, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,613.76	97.9%	$3,418.82	97.5%
Non-accrual	77.28	2.1	88.97	2.5
Total Investments	$3,691.04	100.0%	$3,507.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2022	2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$700.85	$1,841.45
First Lien/Last-Out Unitranche	39.64	31.14
Second Lien/Senior Secured Debt	3.00	29.13
Unsecured Debt	6.06	—
Preferred Stock	—	39.19
Common Stock	2.60	9.45
Warrants	—	1.85
Total	$752.15	$1,952.21
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$521.68	$1,209.87
First Lien/Last-Out Unitranche	61.30	14.52
Second Lien/Senior Secured Debt	29.20	209.10
Preferred Stock	—	34.44
Common Stock	—	31.40
Total	$612.18	$1,499.33
Net increase (decrease) in portfolio	$139.97	$452.88
Number of new portfolio companies with new investment commitments	20	33
Total new investment commitment amount in new portfolio companies	$433.62	$1,211.54
Average new investment commitment amount in new portfolio companies	$21.68	$36.71
Number of existing portfolio companies with new investment commitments	29	37
Total new investment commitment amount in existing portfolio companies	$318.53	$740.67
Weighted average remaining term for new investment commitments (in years)(2)	5.0	5.2
Percentage of new debt investment commitments at cost for floating interest rates	98.1%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	1.9%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.8%	7.9%
Weighted average yield on new investment commitments(5)	8.7%	7.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.5%	7.5%
Weighted average yield on investments sold or repaid(7)	7.6%	7.2%

(1)
Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2021 and 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2021.

Our operating results were as follows:

	For the Years Ended December 31,
	2022	2021
	(in millions)
Total investment income	$357.45	$346.98
Net expenses	124.43	108.32
Net investment income before taxes	233.02	238.66
Income tax expense, including excise tax	4.45	1.28
Net investment income after taxes	228.57	237.38
Net realized gain (loss) on investments	(18.96)	39.79
Net unrealized appreciation (depreciation) on investments	(155.48)	(89.53)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	1.11	5.15
Net realized and unrealized gains (losses)	(173.33)	(44.59)
Income tax (provision) benefit for realized and unrealized gains	(0.24)	(0.36)
Net increase in net assets from operations	$55.00	$192.43

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

As a supplement to our financial results reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase discount and the ongoing amortization thereof, as determined in accordance with GAAP. The non-GAAP financial measures include (i) Adjusted net investment income after taxes; and (ii) Adjusted net realized and unrealized gains (losses). We believe that the adjustment to exclude the full effect of the purchase discount is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

	For the Years Ended December 31,
	2022	2021
	(in millions)
Net investment income after taxes	$228.57	$237.38
Less: Purchase discount amortization	13.47	42.45
Adjusted net investment income after taxes	$215.10	$194.93

Net realized and unrealized gains (losses)	$(173.33)	$(44.59)
Less: Net change in unrealized appreciation (depreciation) due to the purchase discount	(13.47)	(42.85)
Less: Realized gain (loss) due to the purchase discount	—	0.40
Adjusted net realized and unrealized gains (losses)	$(159.86)	$(2.14)

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2022	2021
	(in millions)
Interest	$330.89	$326.03
Dividend income	0.38	1.00
Payment-in-kind	21.22	16.08
Other income	4.96	3.87
Total Investment Income	$357.45	$346.98

In the table above:

•
Interest income from investments increased from $326.03 million for the year ended December 31, 2021 to $330.89 million for the year ended December 31, 2022. The increase is primarily driven by the increase in rising base interest rates on our variable rate debt and the increase in the size of our portfolio, slightly offset by the decrease in repayment activities. The amortized cost of the portfolio increased from $3,507.79 million as of December 31, 2021 to $3,691.04 million as of December 31, 2022. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $54.47 million for the year ended December 31, 2021 and $12.54 million for the year ended December 31, 2022.
•
PIK income from investments increased from $16.08 million for the year ended December 31, 2021 to $21.22 million the year ended December 31, 2022. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2022	2021
	(in millions)
Interest and other debt expenses	$79.46	$58.99
Incentive fees	12.02	40.70
Management fees	36.00	32.61
Professional fees	3.47	3.26
Directors’ fees	0.83	0.93
Other general and administrative expenses	4.37	3.41
Total Expenses	$136.15	$139.90
Fee waivers	(11.72)	(31.58)
Net Expenses	$124.43	$108.32

In the table above:

•
Interest and other debt expenses increased from $58.99 million for the year ended December 31, 2021 to $79.46 million for the year ended December 31, 2022. The increase is primarily driven by the increase in debt borrowing and rising base interest rates, slightly offset by the repayment of the convertible notes on April 1, 2022.
•
Incentive fees decreased from $40.70 million for the year ended December 31, 2021 to $12.02 million for the year ended December 31, 2022. The decrease is primarily driven by the decrease in results of operations from $192.43 million for the year ended December 31, 2021 to $55.00 million for the year ended December 31, 2022.
•
Management fees increased from $32.61 million for the year ended December 31, 2021 to $36.00 million for the year ended December 31, 2022. The increase is primarily driven by the increase in gross assets, excluding cash and cash equivalents.
•
For the year ended December 31, 2022, our Investment Adviser voluntarily waived incentive fees by $11.38 million and management fees by $0.34 million. For the year ended December 31, 2021, our Investment Adviser contractually and voluntarily waived incentive fees by $31.08 million and management fees by $0.50 million. For additional information see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2022	2021
	(in millions)
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	$—	$35.92
Wrike, Inc.	—	7.54
Animal Supply Holdings, LLC	—	(0.76)
Bolttech Mannings, Inc.	(14.41)	—
Convene 237 Park Avenue, LLC (dba Convene)	(4.54)	—
Other, net	(0.01)	(2.91)
Net realized gain (loss) on investments	$(18.96)	$39.79

For the year ended December 31, 2022, net realized losses were primarily driven by the exit of our investments in two portfolio companies. In December, 2022, we fully exited our second lien debt investment in Bolttech Mannings, Inc., which resulted in a realized loss of $14.41 million. In April 2022, we fully exited our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene), which resulted in a realized loss of $4.54 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2022	2021
	($ in millions)
Unrealized appreciation	$16.56	$34.10
Unrealized depreciation	(172.04)	(123.63)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(155.48)	$(89.53)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2022
Portfolio Company:	($ in millions)
Convene 237 Park Avenue, LLC (dba Convene)	$8.93
ATX Parent Holdings, LLC - Class A Units	3.08
Iracore International Holdings, Inc.	1.04
Broadway Parent, LLC	0.71
Yasso, Inc.	0.62
Animal Supply Intermediate, LLC	(6.94)
Bolttech Mannings, Inc.	(7.37)
Wine.com, LLC	(8.86)
Zep Inc.	(19.70)
National Spine and Pain Centers, LLC	(36.48)
Other, net(1)	(90.51)
Total	$(155.48)

(1)
For the year ended December 31, 2022, other, net includes gross unrealized appreciation of $2.18 million and gross unrealized depreciation of $(92.69) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2022 was primarily driven by the increase in market volatility and widening credit spreads and the financial underperformance of National Spine and Pain Centers, LLC and Zep Inc.

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

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2021 was primarily driven by the reversal of unrealized appreciation in connection with the aforementioned sales of our investments in CB-HDT Holdings, Inc. (dba Hunter Defense Technologies) and Wrike, Inc., and the financial underperformance of Animal Supply Holdings, LLC, Chase Industries, Inc. (dba Senneca Holdings) and Bolttech Mannings, Inc.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 174% and 186%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

Common Stock Repurchase Plan

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

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through our 10b5-1 Plan.

For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

All correspondence concerning the plan should be directed to the plan agent at Computershare Trust Company, N.A, P.O. Box 43078, Providence, RI 02940-3078, with overnight correspondence being directed to the plan agent at Computershare Trust Company, N.A, 150 Royall St., Suite 101, Canton, MA 02021; by calling 855-807-2742; or through the plan agent’s website at www.computershare.com/investor. Participants who hold their shares through a broker or other nominee should direct correspondence or questions concerning the DRIP to their broker or nominee.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2022:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$—	$500.00	$—
Revolving Credit Facility(1)	$1,161.40	$—	$—	$1,161.40	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, we had outstanding borrowings denominated in USD of $1,065.67 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 45.30 million and Canadian Dollar (CAD) of 0.82 million.

Revolving Credit Facility

On September 19, 2013, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and May 5, 2022.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250.00 million.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, we may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

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

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year, commencing on August 10, 2020. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$364.53	$441.79
First Lien/Last-Out Unitranche	6.52	—
Total	$371.05	$441.79

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

In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions), became effective. Under the newly adopted rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the final rule, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

RECENT DEVELOPMENTS

On February 22, 2023, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 27, 2023 to holders of record as of March 31, 2023.

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

As of December 31, 2022 and December 31, 2021, on a fair value basis, approximately 0.8% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.2% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2022 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$85.16	$(32.13)	$53.03
Up 200 basis points	56.77	(21.42)	35.35
Up 100 basis points	28.39	(10.71)	17.68
Up 75 basis points	21.29	(8.03)	13.26
Up 50 basis points	14.19	(5.36)	8.83
Up 25 basis points	7.10	(2.68)	4.42
Down 25 basis points	(7.10)	2.68	(4.42)
Down 50 basis points	(14.19)	5.36	(8.83)
Down 75 basis points	(21.29)	8.03	(13.26)
Down 100 basis points	(28.39)	10.71	(17.68)
Down 200 basis points	(56.77)	21.42	(35.35)
Down 300 basis points	(84.93)	32.13	(52.80)
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

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2019, 2018, 2017, 2016, 2015 and 2014 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company as of December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, appearing on page 57 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodian, agent banks, and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Debt Investments Developed Using Significant Unobservable

Inputs Utilized in the Income Approach

As described in Note 5 to the consolidated financial statements, the Company held $3,342 million of total level 3 investments at fair value as of December 31, 2022, with debt investments representing approximately 98% of this total. For $3,133 million or 96% of those level 3 debt investments, the fair values were determined by management using the income approach. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2023

We have served as the auditor of one or more investment companies in the following group of business development companies

since2012 – Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC,

Goldman Sachs Private Middle Market Credit II LLC,

Goldman Sachs Middle Market Lending Corp. II, and

Phillip Street Middle Market Lending Fund LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,598,963 and $3,416,195)	$3,465,225	$3,427,249
Non-controlled affiliated investments (cost of $69,712 and $58,221)	40,991	32,819
Controlled affiliated investments (cost of $22,366 and $33,374)	—	18,375
Total investments, at fair value (cost of $3,691,041 and $3,507,790)	$3,506,216	$3,478,443
Cash	39,602	33,764
Unrealized appreciation on foreign currency forward contracts	—	100
Interest and dividends receivable	31,779	23,278
Deferred financing costs	12,772	12,631
Other assets	942	2,775
Total assets	$3,591,311	$3,550,991
Liabilities
Debt (net of debt issuance costs of $8,741 and $12,296)	$2,012,660	$1,861,426
Interest and other debt expenses payable	13,309	14,936
Management fees payable	9,063	8,370
Incentive fees payable	—	760
Distribution payable	46,283	45,818
Unrealized depreciation on foreign currency forward contracts	484	—
Accrued expenses and other liabilities	7,118	5,281
Total liabilities	$2,088,917	$1,936,591
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 102,850,589 and 101,818,811 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	103	102
Paid-in capital in excess of par	1,709,914	1,670,742
Distributable earnings	(206,202)	(55,023)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,502,394	$1,614,400
Total liabilities and net assets	$3,591,311	$3,550,991
Net asset value per share	$14.61	$15.86

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$329,641	$325,559	$157,610
Payment-in-kind	20,415	13,914	4,864
Other income	4,933	3,873	1,081
From non-controlled affiliated investments:
Dividend income	382	996	198
Interest income	1,236	378	4,931
Payment-in-kind	547	774	1,127
Other income	23	—	1,311
From controlled affiliated investments:
Payment-in-kind	259	1,392	1,605
Interest income	16	94	232
Total investment income	$357,452	$346,980	$172,959
Expenses:
Interest and other debt expenses	$79,464	$58,988	$39,900
Incentive fees	12,023	40,697	35,845
Management fees	35,996	32,611	16,846
Professional fees	3,466	3,259	2,512
Directors’ fees	833	934	640
Other general and administrative expenses	4,370	3,411	2,877
Total expenses	$136,152	$139,900	$98,620
Fee waivers	$(11,724)	$(31,578)	(36,986)
Net expenses	$124,428	$108,322	$61,634
Net investment income before taxes	$233,024	$238,658	$111,325
Income tax expense, including excise tax	$4,453	$1,283	$1,429
Net investment income after taxes	$228,571	$237,375	$109,896
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(4,548)	$4,627	$(6,611)
Non-controlled affiliated investments	—	35,160	3,545
Controlled affiliated investments	(14,414)	—	(40,688)
Foreign currency forward contracts	283	(234)	82
Foreign currency and other transactions	(2,585)	304	63
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(144,792)	(35,210)	86,400
Non-controlled affiliated investments	(3,319)	(47,914)	23,391
Controlled affiliated investments	(7,367)	(6,409)	5,990
Foreign currency forward contracts	(584)	455	(388)
Foreign currency translations and other transactions	3,997	4,629	(5,563)
Net realized and unrealized gains (losses)	$(173,329)	$(44,592)	$66,221
(Provision) benefit for taxes on realized gain/loss on investments	$—	$53	$(96)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(239)	(409)	92
Net increase (decrease) in net assets from operations	$55,003	$192,427	$176,113
Weighted average shares outstanding	102,258,701	101,691,076	53,940,573
Net investment income per share (basic and diluted)	$2.24	$2.33	$2.04
Earnings (loss) per share (basic and diluted)	$0.54	$1.89	$3.26

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Net assets at beginning of period	$1,614,400	$1,615,141	$676,125
Increase (decrease) in net assets from operations:
Net investment income	$228,571	$237,375	$109,896
Net realized gain (loss)	(21,264)	39,857	(43,609)
Net change in unrealized appreciation (depreciation)	(152,065)	(84,449)	109,830
(Provision) benefit for taxes on realized gain/loss on investments	—	53	(96)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(239)	(409)	92
Net increase (decrease) in net assets from operations	$55,003	$192,427	$176,113
Distributions to stockholders from:
Distributable earnings	$(184,315)	$(198,332)	$(100,254)
Total distributions to stockholders	$(184,315)	$(198,332)	$(100,254)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$13,457	$—	$861,031
Reinvestment of stockholder distributions	3,849	5,164	2,126
Net increase in net assets from capital transactions	$17,306	$5,164	$863,157
Total increase (decrease) in net assets	$(112,006)	$(741)	$939,016
Net assets at end of period	$1,502,394	$1,614,400	$1,615,141
Distributions per share	$1.80	$1.95	$1.80

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase in net assets from operations:	$55,003	$192,427	$176,113
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(712,708)	(1,717,222)	(443,161)
Payment-in-kind interest capitalized	(20,879)	(17,148)	(6,619)
Proceeds from sales of investments and principal repayments	570,951	1,537,804	362,738
Net realized (gain) loss	19,005	(40,485)	43,754
Net change in unrealized (appreciation) depreciation on investments	155,478	89,533	(115,781)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	437	(244)	333
Amortization of premium and accretion of discount, net	(39,620)	(88,159)	(22,154)
Amortization of deferred financing and debt issuance costs	6,292	7,338	4,690
Amortization of original issue discount on convertible notes	118	469	446
Cash acquired in merger	—	—	177,576
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	2,511	(2,164)
(Increase) decrease in interest and dividends receivable	(8,501)	(1,685)	(1,950)
(Increase) decrease in other assets	1,833	(770)	(1,300)
Increase (decrease) in interest and other debt expenses payable	(1,740)	5,317	6,426
Increase (decrease) in management fees payable	693	2,425	(1,867)
Increase (decrease) in incentive fees payable	(760)	(1,905)	(5,857)
Increase (decrease) in accrued expenses and other liabilities	1,837	(62)	(5,440)
Net cash provided by (used for) operating activities	$27,439	$(29,856)	$165,783
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$14,014	$—	$—
Offering costs paid	(557)	—	—
Distributions paid	(180,001)	(193,040)	(145,603)
Deferred financing and debt issuance costs paid	(2,883)	(4,605)	(24,781)
Borrowings on debt	846,179	1,127,532	1,289,450
Repayments of debt	(698,500)	(898,193)	(1,262,176)
Net cash provided by (used for) financing activities	$(21,748)	$31,694	$(143,110)
Net increase (decrease) in cash	$5,691	$1,838	22,673
Effect of foreign exchange rate changes on cash and cash equivalents	147	(211)	55
Cash, beginning of period	33,764	32,137	9,409
Cash, end of period	$39,602	$33,764	$32,137
Supplemental and non-cash activities
Interest expense paid	$71,957	$41,888	$27,207
Accrued but unpaid excise tax expense	$3,494	$1,356	$1,638
Accrued but unpaid distributions	$46,283	$45,818	$45,690
Reinvestment of stockholder distributions	$3,849	$5,164	$2,126
Non-cash purchases of investments	$153,310	$9,469	$(1,670,802)
Non-cash sales of investments	$(153,310)	$(9,469)	$63,499
Issuance of shares in connection with the Merger (refer to Note 13 "Merger with GS MMLC")	$—	$—	$861,031

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 208.31%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	10.73%	S + 6.00%	11/06/26		$9,241	$9,146	9,126	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.46%	P + 6.00%	11/06/26		919	747	745	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.45%	CDN P + 4.75%	11/06/26	CAD	454	339	331	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		13,420	13,287	12,983	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		2,044	1,979	1,977	(3)
A Place For Mom, Inc.	Diversified Consumer Services	8.88%	L + 4.50%	02/10/26		7,323	7,305	7,012
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		16,223	15,921	15,898	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		3,037	1,670	1,636	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.64%	L + 6.25%	03/10/27		1,220	588	586	(2) (3) (4)
Acquia, Inc.	Software	10.74%	L + 7.00%	10/31/25		42,164	40,929	41,216	(2) (3)
Acquia, Inc.	Software	12.16%	L + 7.00%	10/31/25		3,268	1,870	1,848	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.08%	S + 5.50%	05/08/28		26,394	25,912	25,866	(2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		2,530	(45)	(51)	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		7,120	(64)	(142)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		5,467	5,287	3,198	(5)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		338	328	197	(5)
Ansira Partners, Inc.	Professional Services	14.41%	S + 10.00% PIK	12/20/24		158	33	32	(2) (4) (6)
Apptio, Inc.	IT Services	9.94%	L + 6.00%	01/10/25		79,154	77,328	78,362	(2) (3)
Apptio, Inc.	IT Services	9.93%	L + 6.00%	01/10/25		5,385	3,192	3,177	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.03%	S + 7.00%	07/01/26		39,210	38,608	38,034	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.01%	S + 8.00%	07/01/26		2,339	2,339	2,333	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.35%	S + 8.00%	07/01/26		6,600	2,282	2,265	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(65)	(137)	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	9.72%	L + 5.50%	12/03/27		21,780	21,410	21,127	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	11.44%	S + 7.00%	06/30/26		27,084	26,727	26,204	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	11.23%	L + 6.50%	10/19/27		43,991	43,254	43,331	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	10.77%	L + 6.50%	10/19/27		10,998	6,014	5,994	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	11.05%	L + 6.50%	10/19/27		4,399	1,689	1,694	(2) (3) (4)
ATX Networks Corp.	Communications Equipment	12.23%	L + 7.50%	09/01/26		3,866	3,866	3,798	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	9.06%	L + 4.50%	12/24/23		7,023	7,011	6,812
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	11,990	15,822	14,169	(1) (2) (3)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	870	499	470	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(54)	(65)	(1) (2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services	11.34%	S + 6.50%	01/08/26		25,643	25,280	25,387	(2) (3)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,090	(17)	(11)	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.44%	S + 6.00%	01/25/28		962	947	924	(2) (3)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		38	(1)	(2)	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		26,291	25,479	25,896	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		4,682	4,663	4,611	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		1,217	1,204	1,198	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		1,344	604	598	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		545	528	537	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		435	421	428	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27		18,529	18,371	18,344	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27		5,025	407	379	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		17,836	17,559	17,301	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		798	773	774	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	13.00%	P + 5.50%	10/01/25		180	140	137	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		19,648	19,310	18,174	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		3,410	3,327	3,154	(2) (3)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		$2,007	$1,993	1,856	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	11.23%	L + 6.50%	12/31/27		31,179	30,640	30,244	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		3,140	(53)	(94)	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.83%	S + 6.25%	05/18/29		45,968	44,292	44,589	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		4,753	(100)	(143)	(2) (3) (4)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,327	6,210	6,169	(2) (3)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,273	6,160	6,117	(2) (3)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,973	2,915	2,898	(2) (3)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,217	(22)	(30)	(2) (3) (4)
Clearcourse Partnership Acquireco Finance Limited	IT Services	10.69%	SN + 7.25% (Incl. 0.75% PIK)	07/25/28	GBP	12,910	15,177	15,217	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	IT Services	9.55%	SN + 7.25% PIK	07/25/28	GBP	11,450	4,619	4,546	(1) (2) (3) (4)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		28,738	27,263	28,235	(2) (3)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		13,019	11,592	12,053	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		14,829	14,554	14,459	(2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		2,120	387	371	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28		4,460	(41)	(112)	(2) (3) (4)
Computer Services, Inc.	Diversified Financial Services	11.15%	S + 6.75%	11/15/29		1,000	970	970	(2)
CORA Health Holdings Corp	Health Care Providers & Services	10.48%	L + 5.75%	06/15/27		22,435	22,172	19,967	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	10.31%	L + 5.75%	06/15/27		8,895	328	(598)	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	L + 7.00% (incl. 5.00% PIK)	05/14/25		26,267	24,576	21,474	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services	11.72%	L + 7.00% (incl. 5.00% PIK)	05/14/25		1,687	465	254	(2) (3) (4)
Coretrust Purchasing Group LLC	Diversified Financial Services	10.84%	S + 6.75%	10/01/29		774	752	751	(2) (3)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(3)	(3)	(2) (3) (4)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(2)	(3)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28		914	887	886	(2)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28		86	6	6	(2) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		21,399	21,037	20,329	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		7,385	2,172	1,883	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/26/27		1,711	1,456	1,397	(2) (3) (4)
Diligent Corporation	Professional Services	8.15%	L + 6.25%	08/04/25		€37,675	42,831	40,229	(2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		24,352	23,650	24,291	(2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		3,100	892	922	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.74%	L + 6.00%	09/18/25		6,948	6,624	6,670	(2) (3)
Elemica Parent, Inc.	Chemicals	10.58%	S + 6.00%	09/18/25		1,482	1,454	1,422	(2) (3)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		1,362	1,314	1,308	(2) (3)
Elemica Parent, Inc.	Chemicals	10.51%	S + 6.00%	09/18/25		930	903	893	(2) (3)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		555	545	532	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		10,369	10,044	10,032	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.75%	S + 5.75%	12/06/25		5,682	5,578	5,569	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		4,878	4,820	4,720	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		4,469	4,395	4,324	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		2,269	158	153	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	11.59%	S + 7.00%	05/03/27		39,908	39,288	39,309	(2) (3)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27		3,620	(53)	(54)	(2) (3) (4)
Everest Clinical Research Corporation	Professional Services	10.65%	S + 6.00%	11/06/26		5,800	5,685	5,727	(1) (2) (3)
Experity, Inc.	Health Care Technology	10.48%	L + 5.75%	02/24/28		912	908	898	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.75%	02/24/28		81	—	(1)	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		59,503	58,219	58,016	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		23,045	22,526	22,468	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		3,380	1,103	1,094	(2) (3) (4)

The accompanying notes are part of consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Diversified Financial Services		L + 7.50% (Incl. 5.25% PIK)	10/04/27		$440	$(9)	(11)	(2) (3) (4)
Gainsight, Inc.	Software	11.16%	L + 6.75% PIK	07/30/27		44,677	44,096	43,002	(2) (3)
Gainsight, Inc.	Software		L + 6.75%	07/30/27		5,320	(71)	(200)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		14,834	14,660	13,944	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		2,603	2,572	2,447	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		970	955	912	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26		1,880	(21)	(113)	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.64%	L + 5.50%	01/29/27		29,145	28,609	28,417	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.14%	L + 6.00%	01/29/27		3,783	3,722	3,688	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.69%	L + 6.50%	01/29/27		2,583	840	802	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.88%	L + 5.50%	12/01/28		42,069	41,977	41,333	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27		4,710	(10)	(82)	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28		14,718	(16)	(258)	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.92%	L + 5.75%	05/22/26		24,566	24,341	23,707	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	05/22/26		982	(10)	(34)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	8.88%	L + 4.50%	06/30/25		6,291	6,264	5,473
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26		35,400	34,841	34,603	(2) (3)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26		3,299	3,299	3,224	(2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		3,800	(58)	(86)	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		9,500	(72)	(214)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		18,987	18,748	18,608	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		14,849	14,731	14,552	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		7,824	7,703	7,668	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26		2,363	(32)	(47)	(2) (3) (4)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	Household Products	13.19%	S + 8.75%	09/21/26		39,551	38,547	37,079	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27		24,113	23,711	23,570	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27		15,226	6,842	6,685	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		2,802	(45)	(63)	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		10,000	(93)	(225)	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.57%	L + 6.00%	10/23/26		34,957	34,542	33,209	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.69%	L + 6.00%	10/23/26		11,313	11,226	10,747	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.73%	L + 6.00%	10/23/26		10,723	10,643	10,187	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		56,793	54,231	55,089	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		4,688	2,220	2,203	(2) (3) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services	9.43%	SN + 6.00%	11/23/28	GBP	17,000	20,207	20,244	(1) (2)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	2,600	(94)	(47)	(1) (2) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	7,270	(188)	(66)	(1) (2) (4)
iCIMS, Inc.	Professional Services	11.52%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		44,090	43,355	43,318	(2) (3)
iCIMS, Inc.	Professional Services		S + 7.25% (Incl. 3.88% PIK)	08/18/28		4,199	(69)	(73)	(2) (3) (4)
iCIMS, Inc.	Professional Services		S + 7.25%	08/18/28		11,711	—	(205)	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29		12,494	12,261	12,244	(2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	10.61%	S + 6.00%	05/11/28		1,490	256	253	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29		2,985	(27)	(60)	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.23%	L + 5.50%	04/02/25		51,583	50,126	50,938	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	04/02/25		4,400	(50)	(55)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.75%	L + 9.00%	04/12/24		2,361	2,361	2,337	^ (3)
iWave Information Systems, Inc.	Software	11.22%	S + 6.75%	11/23/28		891	869	869	(1) (2)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		109	(3)	(3)	(1) (2) (4)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	9.41%	L + 5.00%	05/08/24		5,785	5,640	5,311
Kaseya Inc.	IT Services	10.33%	S + 5.75%	06/25/29		18,500	18,238	18,222	(2) (3)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	$1,100	$(15)	(17)	(2) (3) (4)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,100	(8)	(17)	(2) (3) (4)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,917	3,603	1,283	^ (1) (3) (7)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,318	800	—	^ (1) (3) (7)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.22%	S + 7.00%	03/18/27	998	871	870	(2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	89,013	88,464	86,343	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	5,110	2,023	1,891	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.48%	L + 6.75%	12/16/27	15,243	14,915	14,824	(2) (3)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.18%	L + 6.75%	12/16/26	2,200	2,155	2,139	(2) (3)
MedeAnalytics, Inc.	Health Care Technology		S + 8.00% (incl. 1.50% PIK)	10/09/26	1,020	953	806	(2) (3) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28	21,637	21,238	20,988	(2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.63%	S + 6.00%	06/01/28	5,435	3,537	3,505	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28	2,718	(49)	(82)	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	10,245	10,069	10,040	(2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	12.5%	P + 5.00%	12/15/27	2,217	407	399	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26	23,219	22,424	22,261
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26	6,536	6,512	6,266
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	1,612	(24)	(66)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.13%	L + 5.75%	11/30/27	17,080	16,791	16,568	(2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.27%	L + 5.75%	11/30/27	17,340	14,005	13,758	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		L + 5.75%	11/30/27	2,992	(49)	(90)	(2) (3) (4)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	22,644	22,349	21,512	(2) (3)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	12,086	11,899	11,482	(2) (3)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	9,310	9,190	8,844	(2) (3)
One GI LLC	Health Care Providers & Services	11.07%	L + 6.75%	12/22/25	6,659	6,500	6,282	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	3,610	(46)	(180)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	9.80%	S + 5.25% (Incl. 1.50% PIK)	06/29/26	3,855	3,847	2,593
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	24,090	23,636	23,608	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	2,255	2,234	2,210	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	2,805	1,297	1,241	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	1,815	(34)	(36)	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,805	(26)	(56)	(2) (3) (4)
Picture Head Midco LLC	Entertainment	11.11%	S + 6.75%	08/31/23	45,307	44,272	44,401	(2) (3)
Pioneer Buyer I, LLC	Software	11.72%	L + 7.00% PIK	11/01/28	26,257	25,850	25,732	(2) (3)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	4,300	(70)	(86)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	56,720	54,845	56,011	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	895	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	895	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	04/22/25	7,824	(124)	(98)	(2) (3) (4)
Pluralsight, Inc	Professional Services	11.83%	L + 8.00%	04/06/27	75,915	74,744	74,207	(2) (3)
Pluralsight, Inc	Professional Services	12.36%	L + 8.00%	04/06/27	5,100	2,477	2,435	(2) (3) (4)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 8.50% (incl. 2.50% PIK)	01/30/23	6,345	5,908	4,521	(3) (5)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 5.50%	01/30/23	123	—	(35)	(3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	18,635	18,323	18,076	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	10,110	8,384	8,240	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.73%	L + 5.50%	08/05/27	3,052	970	926	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	27,277	26,383	26,596	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	7,616	7,538	7,425	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	6,093	6,030	5,941	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	5,762	1,594	1,508	(2) (3) (4)
The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	10.64%	L + 6.25%	07/06/26	$35,359	$34,809	34,652	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.50%	07/06/26	75	(1)	(2)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	10.67%	L + 6.50%	01/30/26	18,948	18,697	18,711	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	10.67%	L + 6.50%	01/30/26	7,752	7,635	7,655	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,445	(43)	(43)	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	22,790	22,592	21,992	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	2,025	2,006	1,954	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,960	1,943	1,892	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,400	1,388	1,351	(2)
Purfoods, LLC	Health Care Providers & Services	10.90%	L + 6.25%	08/12/26	587	568	573	(2) (3)
Purfoods, LLC	Health Care Providers & Services	10.88%	L + 6.25%	08/12/26	396	390	387	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.44%	L + 5.50%	08/31/26	11,317	11,170	11,091	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.89%	L + 5.50%	08/31/26	2,852	2,323	2,295	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	2,859	(36)	(57)	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	21,643	20,957	21,156	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	1,639	1,625	1,602	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 5.00%	06/21/25	4,094	(52)	(92)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.63%	L + 6.25%	05/25/27	21,167	20,838	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.49%	L + 6.25%	05/25/27	3,387	289	279	(1) (2) (3) (4)
Rubrik,Inc.	Software	10.75%	S + 6.50%	06/10/27	35,173	34,533	34,470	(2) (3)
Rubrik,Inc.	Software	11.45%	S + 7.00%	06/10/27	4,020	1,709	1,629	(2) (3) (4)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	26,667	26,426	26,400	(3)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	6,667	3,287	3,267	(3) (4)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	1,667	(15)	(17)	(3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	10,746	10,548	10,531	^ (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(34)	(38)	^ (2) (3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	7,400	(67)	(148)	^ (2) (3) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	29,750	28,546	28,263	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	2,157	2,062	2,049	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.68%	L + 9.25% (incl. 3.50% PIK)	06/17/24	1,074	1,032	1,021	(2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	634	624	618	(2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	277	109	105	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	83	10	9	(2) (3) (4)
Spotless Brands, LLC	Diversified Consumer Services	10.92%	S + 6.50%	07/25/28	217	210	210	(2)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.50%	07/25/28	33	—	(1)	(2) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.48%	L + 6.75%	01/12/27	15,600	15,374	15,366	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.48%	L + 6.75%	01/12/27	2,514	2,473	2,476	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.14%	L + 6.75%	01/12/27	2,500	591	587	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	41,043	40,538	40,017	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	12,313	12,121	12,005	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 6.25%	07/02/27	4,925	(58)	(123)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	20,533	17,480	17,237	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	4,034	3,988	3,953	(2) (3)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	339	334	332	(2) (3)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	374	(6)	(7)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	4,737	(85)	(95)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.85%	L + 6.13%	08/31/27	31,476	30,938	30,846	(2) (3)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.85%	L + 6.13%	08/31/27		$952	$920	$933	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	08/31/26		122	(2)	(2)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	10.48%	L + 5.75%	11/30/26		28,107	27,714	27,615	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.35%	L + 5.75%	11/30/26		8,923	8,796	8,767	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.20%	L + 5.75%	11/30/26		7,155	7,049	7,029	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.35%	L + 5.75%	11/30/26		4,970	4,887	4,883	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.14%	L + 5.75%	11/30/26		4,541	757	738	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	10.82%	S + 6.50%	08/02/27		16,367	16,062	16,040	(2) (3)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	10.82%	S + 6.50%	08/02/27		820	787	804	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.24%	S + 6.00%	08/15/25		26,058	25,101	25,602	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	9.91%	S + 5.50%	08/15/25		7,897	7,773	7,759	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 6.00%	08/15/25		4,689	4,621	4,607	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.05%	S + 5.50%	08/15/25		4,565	3,565	3,572	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.20%	S + 5.50%	08/15/25		2,120	547	529	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail	11.17%	L + 7.00%	12/18/26		39,131	38,625	36,392	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	12/18/26		14,686	(56)	(1,028)	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	10.32%	S + 6.00%	07/15/26		17,015	16,722	16,674	(2) (3)
Total Vision LLC	Health Care Providers & Services	10.60%	S + 6.00%	07/15/26		5,007	4,931	4,906	(2) (3)
Total Vision LLC	Health Care Providers & Services	10.22%	S + 6.00%	07/15/26		2,492	2,455	2,442	(2) (3)
Total Vision LLC	Health Care Providers & Services	10.42%	S + 6.00%	07/15/26		10,394	1,104	992	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26		1,270	(18)	(25)	(2) (3) (4)
Trader Corporation	Automobiles	11.40%	C + 6.75%	12/21/29	CAD	317	229	228	(2)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	-	(2) (4)
Tronair Parent Inc.	Air Freight & Logistics	10.84%	L + 6.25% (incl. 0.50% PIK)	09/08/23		6,255	6,237	5,874
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26		21,652	21,346	21,003	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26		7,526	7,413	7,300	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.45%	S + 5.75%	12/21/26		9,666	4,771	4,579	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26		3,023	1,900	1,850	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	10.63%	L + 6.25%	07/02/25		31,141	29,978	29,973	(2)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.08%	S + 6.50%	08/11/27		34,826	34,236	34,217	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.07%	S + 6.50% PIK	08/11/27		6,297	3,370	3,260	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27		3,685	(61)	(64)	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27		32,582	32,197	31,523	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		944	(11)	(31)	(2) (3) (4)
WebPT, Inc.	Health Care Technology	11.48%	L + 6.75%	01/18/28		25,126	23,621	24,372	(2) (3)
WebPT, Inc.	Health Care Technology	10.98%	L + 6.75%	01/18/28		5,534	5,461	5,368	(2) (3)
WebPT, Inc.	Health Care Technology	11.26%	L + 6.75%	01/18/28		2,617	951	931	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28		2,617	(17)	(79)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.91%	L + 5.50%	01/20/27		21,778	21,460	21,452	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27		2,600	(35)	(39)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27		4,000	(33)	(60)	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27		17,344	17,046	16,867	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27		5,822	5,718	5,661	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27		5,785	5,686	5,626	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	L + 5.75%	12/21/27		2,340	780	755	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.54%	L + 6.00%	12/21/27		2,700	249	223	(2) (3) (4)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24		15,400	15,419	15,400	(2) (3)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	$5,373	$6,228	$8,900	(2) (3) (6)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24	3,700	3,703	3,700	(2) (3)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	1,541	308	1,012	(2) (3) (4) (6)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	22,524	21,887	22,074	(2) (3)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	3,177	3,130	3,113	(2) (3)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,335	2,295	2,288	(2) (3)
WorkForce Software, LLC	Software	11.71%	L + 6.50%	07/31/25	1,894	1,240	1,225	(2) (3) (4)
WSO2, Inc.	IT Services	11.80%	L + 7.50% (incl. 3.00% PIK)	11/04/26	32,129	31,634	31,808	(2) (3)
Xactly Corporation	IT Services	11.99%	L + 7.25%	07/31/23	62,025	61,459	61,250	(2) (3)
Xactly Corporation	IT Services	11.70%	L + 7.25%	07/31/23	3,874	3,860	3,826	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.90%	S + 6.50%	07/01/27	76,666	76,666	75,899	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	-	(80)	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.42%	L + 8.00%	12/21/26	50,230	49,161	45,333	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.30%	L + 8.00%	12/22/25	7,500	7,364	6,769	(2) (3)
Total 1st Lien/Senior Secured Debt						3,174,534	3,129,552
1st Lien/Last-Out Unitranche (8) - 7.74%
Doxim, Inc.	Diversified Financial Services	10.84%	S + 6.00%	08/31/24	$38,967	$38,028	$36,726	(2) (3)
Doxim, Inc.	Diversified Financial Services	11.19%	S + 7.00%	08/31/24	24,750	24,444	23,141	(2) (3)
Doxim, Inc.	Diversified Financial Services	10.84%	S + 6.00%	08/31/24	22,863	22,184	21,549	(2) (3)
Doxim, Inc.	Diversified Financial Services	11.39%	L + 7.00%	08/31/24	6,666	6,580	6,266	(2) (3)
Doxim, Inc.	Diversified Financial Services	12.44%	L + 8.00%	08/31/24	5,176	5,104	4,943	(2) (3)
Doxim, Inc.	Diversified Financial Services	12.44%	L + 8.00%	08/31/24	3,878	3,830	3,704	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	19,504	19,008	19,016	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	7,591	1,075	885	(2) (3) (4)
Total 1st Lien/Last-Out Unitranche						120,253	116,230
2nd Lien/Senior Secured Debt - 11.60%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$9,756	$9,031	$—	^ (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(2) (3) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	17,000	16,079	16,448	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	13,890	13,687	13,439	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	4,939	4,824	4,779	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	4,300	4,067	4,160	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	07/20/22	10,000	9,902	—	(3) (5) (9)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00% PIK	07/15/25	16,250	16,250	14,137	(3)
MPI Products LLC	Auto Components			07/15/25	7,412	—	—	(3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		L + 8.25%	12/02/24	36,589	35,382	—	(2) (3) (5)
Odyssey Logistics & Technology Corporation	Road & Rail	12.38%	L + 8.00%	10/12/25	45,348	41,502	41,663	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	11.38%	L + 7.00%	01/31/26	12,525	11,602	11,260	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.13%	L + 7.75%	11/07/25	36,844	34,651	34,909	(2) (3)
Zep Inc.	Chemicals	12.98%	L + 8.25%	08/11/25	53,049	48,663	31,830	(2)
Total 2nd Lien/Senior Secured Debt						255,354	174,326
Unsecured Debt - 0.51%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$1,930	$1,662	$1,602	^ (1) (3)
CivicPlus LLC	Software	16.54%	S + 11.75% PIK	06/09/34	6,247	6,070	6,028	(2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/23	1,266	1,055	—	^ (1) (3) (7)
Total Unsecured Debt						8,787	7,630

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(10)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.82%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$5,429	(2) (3) (7)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	12,659	(2) (3) (7)
Foundation Software	Construction & Engineering		08/31/20	22	21	27	(2) (3) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	11,555	(2) (3) (7)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	80,299	778	—	^ (1) (3) (5)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	—	(2) (3) (7)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,680	(2) (3) (7)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	343	(2) (3) (7)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,684	(2) (3) (7)
Total Preferred Stock					48,258	42,377
Common Stock - 2.36%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,346	(2) (3) (7)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (7)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (7)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	3,659	^ (1) (3) (7)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	—	^^ (3) (7)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,761	^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,165	^ (1) (2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	^ (1) (3) (7)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(2) (3) (7)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (7)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	27	(2) (3) (7)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	10	(2) (3) (7)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,298	^ (3) (7)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	26,687	206	662	(7)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	—	(2) (3) (7)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	331	(1) (7)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,347	^ (2) (3) (7)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,084	(2) (3) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,047	(2) (3) (7)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,410	(2) (3) (7)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,947	(2) (3) (7)
Total Common Stock					82,006	35,490
Warrants - 0.04%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$611	(2) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(2) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(2) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(2) (3) (7)
Total Warrants					1,849	611
Total Investments - 233.38%					$3,691,041	$3,506,216

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except share and per share amounts)

* Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, 3 month C was 4.94%, P was 7.50% and Canadian Prime rate ("CDN P") was 6.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

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

(1) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these securities is $184,642 or 5.14% of the Company’s total assets.

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

(5) The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".

(6) The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.

(7) Non-income producing security.

(8) In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

(9) The investment is subject to Chapter 7 bankruptcy process filed by IHS Intermediate Inc. (dba Interactive Health Solutions).

(10) Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $78,147 or 5.20% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 3,648	Euro 3,606	10/04/24	$(321)
Bank of America, N.A.	U.S. Dollar 1,440	GBP 1,322	10/04/24	(163)
Bank of America, N.A.	U.S. Dollar 2,661	GBP 2,161	01/15/26	—
				$(484)

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

	For the Years Ended December 31,
	2022	2021	2020
Prepayment premiums	$1,676	$3,224	$1,822
Accelerated amortization of upfront loan origination fees and unamortized discounts	$12,536	$54,467	$9,494

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations - Related Issues. See Note 13 “Merger with GS MMLC" for further details.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2022, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 2.1% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2021, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.5% and 1.8% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the board of directors of the Company (the “Board of Directors”or the “Board”), pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing sources. If market quotations are not readily available, the Investment Adviser prices securities at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains prices from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing sources or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

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
(2)
The Valuation Designee also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)
The Independent Valuation Advisor’s preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
(4)
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;
(5)
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
(6)
Through the Asset Management Valuation Committee, the Valuation Designee discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at NAV per share and are considered cash equivalents for the purposes of the management fee paid to the Investment Adviser. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2022 and December 31, 2021, the Company held an aggregate cash balance of $39,602 and $33,764. Foreign currency of $1,037 and $2,614 (acquisition cost of $1,035 and $2,760) is included in cash as of December 31, 2022 and December 31, 2021.

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

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2022, 2021 and 2020 the Company accrued excise taxes of $4,519, $1,254 and $1,443. As of December 31, 2022, $3,494 of accrued excise taxes remained payable.

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

The Company has a voluntary dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional Shares. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. has opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through the 10b5-1 Plan.

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

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.00% (0.25% per quarter) of the average of the values of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the years ended December 31, 2022, 2021 and 2020, Management Fees amounted to $35,996, $32,611 and $16,846 and the Investment Adviser has voluntarily agreed to waive $346, $500 and $3,806 of Management Fees. As of December 31, 2022, $9,063 remained payable.

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

The hurdle amount for the Incentive Fee based on income is determined on a quarterly basis and is equal to 1.75% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which includes all of the Company’s issuances of shares of its common stock, including issuances pursuant to its DRIP) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated.

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

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative net realized capital gains and losses and aggregate cumulative net unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 20% of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the years ended December 31, 2022, 2021 and 2020, Incentive Fees based on income amounted to $12,023, $40,697 and $35,845. GSAM voluntarily agreed to waive $11,378 of Incentive Fees for the year ended December 31, 2022. As of December 31, 2022, $0 remained payable. For the years ended December 31, 2022, 2021 and 2020, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,094, $1,954 and $1,151. As of December 31, 2022, $518 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses for services provided by the Transfer Agent of $38, $38 and $25. As of December 31, 2022, $25 remained payable.

Common Stock Repurchase Plans

In November 2020, our Board of Directors authorized the adoption of a new common stock repurchase plan (the “2020 10b5-1 Plan”), which provided for us to repurchase up to $75,000 of shares of our common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to limitations. The 2020 10b5-1 Plan was adopted and took effect on November 9, 2020. The 2020 10b5-1 Plan expired on November 9, 2021. We did not repurchase any of our common stock pursuant to the 2020 10b5-1 Plan or otherwise.

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

Affiliates

GS Group Inc. owned 6.3% as of December 31, 2022 and 6.4% as of December 31, 2021 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Total Controlled Affiliates	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$328,935	$(328,935)	$—	$—	$—	$93
Animal Supply Holdings, LLC	6,569	382	—	—	(6,951)	—	380
ATX Networks Corp.	6,039	195	(633)	—	3,458	9,059	623
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(565)	4,926	289
Conergy Asia & ME Pte. LTD	400	—	—	—	(400)	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	1,039	8,635	265
Kawa Solar Holdings Limited	1,328	—	—	—	(45)	1,283	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	11,601	(54)	—	145	11,692	538
Total Non-Controlled Affiliates	$32,819	$341,113	$(329,622)	$—	$(3,319)	$40,991	$2,188
Total Affiliates	$51,194	$363,179	$(348,282)	$(14,414)	$(10,686)	$40,991	$2,463

For the Year Ended December 31, 2021
Controlled Affiliates
Bolttech Mannings, Inc.	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Total Controlled Affiliates	$19,810	$4,974	$—	$—	$(6,409)	$18,375	$1,486
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$809,929	$(809,929)	$—	$—	$—	$2
Animal Supply Holdings, LLC	16,838	723	—	(756)	(10,236)	6,569	723
ATX Networks Corp.	—	6,133	—	—	(94)	6,039	196
CB-HDT Holdings, Inc. (dba Hunter Defense Technologies)	48,741	—	(48,494)	35,916	(36,163)	—	(6)
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,365	—	—	—	1,126	5,491	307
Conergy Asia & ME Pte. LTD	334	—	—	—	66	400	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	10,178	—	—	—	(2,582)	7,596	926
Kawa Solar Holdings Limited	1,359	—	—	—	(31)	1,328	—
Total Non-Controlled Affiliates	$87,211	$816,785	$(858,423)	$35,160	$(47,914)	$32,819	$2,148
Total Affiliates	$107,021	$821,759	$(858,423)	$35,160	$(54,323)	$51,194	$3,634

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2022 and December 31, 2021, there were $542 and $585 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by our Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

In addition, the Company has filed an application to amend the Relief to permit the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. There can be no assurance if and when the Company will receive the amended exemptive order.

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,174,534	$3,129,552	$2,930,047	$2,945,368
1st Lien/Last-Out Unitranche	120,253	116,230	157,768	162,532
2nd Lien/Senior Secured Debt	255,354	174,326	295,533	283,521
Unsecured Debt	8,787	7,630	2,558	1,733
Preferred Stock	48,258	42,377	48,258	52,655
Common Stock	82,006	35,490	71,777	30,784
Warrants	1,849	611	1,849	1,850
Total	$3,691,041	$3,506,216	$3,507,790	$3,478,443

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2022				December 31, 2021
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	14.7%		34.4%		13.5%		29.0%
Diversified Financial Services	11.3		26.3		9.2		19.9
Health Care Providers & Services	11.2		26.2		10.3		22.3
Professional Services	9.5		22.2		7.9		17.1
Health Care Technology	8.9		20.7		11.0		23.6
IT Services	7.0		16.4		5.8		12.6
Diversified Consumer Services	5.4		12.5		6.1		13.2
Real Estate Mgmt. & Development	4.5		10.5		5.8		12.5
Interactive Media & Services	3.4		8.0		5.2		11.1
Commercial Services & Supplies	3.3		7.6		3.3		7.1
Health Care Equipment & Supplies	3.2		7.5		3.2		6.9
Entertainment	2.1		5.0		2.2		4.7
Hotels, Restaurants & Leisure	1.6		3.8		1.6		3.4
Transportation Infrastructure	1.4		3.3		1.5		3.3
Chemicals	1.2		2.8		1.8		3.8
Road & Rail	1.2		2.8		1.2		2.7
Independent Power and Renewable Electricity Producers	1.2		2.7		0.7		1.6
Household Products	1.1		2.5		1.1		2.4
Internet & Direct Marketing Retail	1.0		2.4		1.1		2.4
Aerospace & Defense	1.0		2.3		1.0		2.2
Construction & Engineering	0.9		2.2		1.0		2.1
Beverages	0.9		2.2		1.0		2.2
Trading Companies & Distributors	0.8		1.8		0.7		1.5
Insurance	0.6		1.4		0.4		0.8
Pharmaceuticals	0.5		1.1		0.4		0.9
Auto Components	0.4		0.9		0.9		1.9
Containers & Packaging	0.3		0.7		0.3		0.7
Communications Equipment	0.3		0.6		0.2		0.4
Energy Equipment & Services	0.2		0.6		0.2		0.5
Textiles, Apparel & Luxury Goods	0.2		0.5		0.2		0.4
Specialty Retail	0.2		0.4		0.2		0.3
Air Freight & Logistics	0.2		0.4		0.2		0.4
Capital Markets	0.2		0.4		0.2		0.3
Food Products	0.1		0.2		0.1		0.1
Building Products	—	(1)	0.1		—	(1)	0.1
Oil, Gas & Consumable Fuels	—	(1)	—	(1)	—	(1)	—	(1)
Automobiles	—	(1)	—	(1)	—	(1)	—	(1)
Distributors	—	(1)	—	(1)	0.2		0.4
Leisure Products	—		—		0.3		0.7
Total	100.0%		233.4%		100.0%		215.5%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2022		December 31, 2021
United States	95.3%		96.5%
Canada	3.1		3.0
United Kingdom	1.6		0.5
Germany	—	(1)	—	(1)
Singapore	—	(1)	—	(1)
Total	100.0%		100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,920,976	Discounted cash flows	Discount Rate	7.4% - 35.2%	11.4%
	1,283	Collateral analysis	Recovery Rate	—	32.9%
	4,486	Comparable multiples	EV/EBITDA(6)	—	12.0x
	806	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	116,230	Discounted cash flows	Discount Rate	10.9% - 15.0%	14.1%
2nd Lien/Senior Secured Debt	87,872	Discounted cash flows	Discount Rate	12.7% - 17.7%	13.9%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	7,630	Discounted cash flows	Discount Rate	13.5% - 17.3%	16.5%
Equity
Preferred Stock	$14,297	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	28.2x
	28,081	Comparable multiples	EV/Revenue	0.8x - 7.3x	4.1x
Common Stock	10,322	Discounted cash flows	Discount Rate	16.3% - 30.0%	24.6%
	20,391	Comparable multiples	EV/EBITDA(6)	4.5x - 18.3x	9.7x
	3,784	Comparable multiples	EV/Revenue	1.8x - 15.2x	12.6x
Warrants	611	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,271,598	Discounted cash flows	Discount Rate	7.1% - 22.5%	9.1%
	1,328	Collateral analysis	Recovery Rate	—	33.9%
1st Lien/Last-Out Unitranche	162,532	Discounted cash flows	Discount Rate	8.9% - 10.1%	9.4%
2nd Lien/Senior Secured Debt	177,079	Discounted cash flows	Discount Rate	9.7% - 15.4%	11.2%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.3x
Unsecured Debt	1,333	Discounted cash flows	Discount Rate	—	14.8%
	400	Collateral analysis	Recovery Rate	—	31.6%
Equity
Preferred Stock	$2,425	Comparable multiples	EV/EBITDA(6)	10.5x - 21.4x	21.2x
	18,121	Comparable multiples	EV/Revenue	1.5x - 5.7x	2.0x
Common Stock	10,887	Discounted cash flows	Discount Rate	14.6% - 31.1%	24.1%
	12,871	Comparable multiples	EV/EBITDA(6)	4.4x - 19.2x	10.3x
	4,002	Comparable multiples	EV/Revenue	0.7x - 18.9x	14.9x
Warrants	1,850	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of December 31, 2022, included within the fair value of Level 3 assets of $3,341,847 is an amount of $123,377 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,132,708 or 96.0% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$78,623	$3,050,929	$3,129,552	$—	$102,358	$2,843,010	$2,945,368
1st Lien/Last-Out Unitranche	—	—	116,230	116,230	—	—	162,532	162,532
2nd Lien/Senior Secured Debt	—	84,753	89,573	174,326	—	104,741	178,780	283,521
Unsecured Debt	—	—	7,630	7,630	—	—	1,733	1,733
Preferred Stock	—	—	42,377	42,377	—	—	52,655	52,655
Common Stock	993	—	34,497	35,490	684	—	30,100	30,784
Warrants	—	—	611	611	—	—	1,850	1,850
Total Assets	$993	$163,376	$3,341,847	$3,506,216	$684	$207,099	$3,270,660	$3,478,443
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(484)	$—	$(484)	$—	$100	$—	$100

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2022
1st Lien/Senior Secured Debt	$2,843,010	$827,409	$(4,696)	$(56,045)	$(595,922)	$28,685	$8,488	$—	$3,050,929	$(60,742)
1st Lien/Last-Out Unitranche	162,532	19,801	—	(8,786)	(61,297)	3,980	—	—	116,230	(6,767)
2nd Lien/Senior Secured Debt	178,780	16,714	(14,414)	(46,425)	(47,859)	2,777	—	—	89,573	(46,240)
Unsecured Debt	1,733	6,182	—	(332)	—	47	—	—	7,630	(332)
Preferred Stock	52,655	—	—	(10,278)	—	—	—	—	42,377	(10,278)
Common Stock	30,100	10,079	105	(5,682)	(105)	—	—	—	34,497	(5,682)
Warrants	1,850	—	—	(1,239)	—	—	—	—	611	(1,239)
Total Assets	$3,270,660	$880,185	$(19,005)	$(128,787)	$(705,183)	$35,489	$8,488	$—	$3,341,847	$(131,280)
For the Year Ended December 31, 2021
1st Lien/Senior Secured Debt	$2,384,944	$1,611,821	$(942)	$(23,494)	$(1,152,967)	$62,690	$—	$(39,042)	$2,843,010	$3,200
1st Lien/Last-Out Unitranche	143,231	31,138	—	492	(14,517)	2,188	—	—	162,532	865
2nd Lien/Senior Secured Debt	407,872	31,550	(1,203)	(11,826)	(209,051)	14,109	—	(52,671)	178,780	(8,457)
Unsecured Debt	334	1,492	—	(103)	—	10	—	—	1,733	(104)
Preferred Stock	48,080	39,192	24,233	(23,812)	(35,038)	—	—	—	52,655	(5)
Common Stock	65,284	10,218	19,223	(33,226)	(31,399)	—	—	—	30,100	(14,468)
Warrants	1,024	1,849	(756)	(267)	—	—	—	—	1,850	1
Total Assets	$3,050,769	$1,727,260	$40,555	$(92,236)	$(1,442,972)	$78,997	$—	$(91,713)	$3,270,660	$(18,968)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2022	December 31, 2021
Revolving Credit Facility	3	$1,161,401	$858,722
Convertible Notes(1)	2	$—	$158,116
2025 Notes	2	$348,120	$377,778
2026 Notes	2	$461,800	$513,037
(1)
On April 1, 2022, the Convertible Notes matured and were paid in full.
6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 174% and 186%.

The Company’s outstanding debt was as follows:

	As of
	December 31, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$548,671	$1,161,401	$1,695,000	$837,164	$858,722
Convertible Notes(3)	—	—	—	155,000	—	154,665
2025 Notes	360,000	—	357,076	360,000	—	355,735
2026 Notes	500,000	—	494,183	500,000	—	492,304
Total Debt	$2,555,000	$548,671	$2,012,660	$2,710,000	$837,164	$1,861,426

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,065,674, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 45,300 and in Canadian Dollars (CAD) of CAD 820. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $799,574, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 11,900 and in Canadian Dollars (CAD) of CAD 150.
(3)
On April 1, 2022, the Convertible Notes matured and were paid in full.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2022 and the year ended December 31, 2021 was 3.55% and 2.90%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2022 and the year ended December 31, 2021 was $1,991,629 and $1,621,442.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and May 5, 2022.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250,000.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, the Company may elect either term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2022, the Company is in compliance with these covenants.

Costs of $28,092 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2022 and December 31, 2021, deferred financing costs were $12,772 and $12,631.

The below table presents the summary information of the Revolving Credit Facility:

	For the Years Ended December 31,
	2022	2021	2020
Borrowing interest expense	$41,088	$12,143	$12,377
Facility fees	2,347	4,189	1,898
Amortization of financing costs	2,855	2,780	2,016
Total	$46,290	$19,112	$16,291
Weighted average interest rate	3.76%	2.00%	2.43%
Average outstanding balance	$1,093,410	$606,442	$509,927

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

The below table presents the components of the carrying value of the Convertible Notes:

	December 31, 2022	December 31, 2021
Principal amount of debt	$—	$155,000
OID, net of accretion	—	118
Unamortized debt issuance costs	—	217
Carrying Value	$—	$154,665
Stated interest rate	—%	4.50%
Effective interest rate (stated interest rate plus accretion of OID)	—%	4.80%

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Years Ended December 31,
	2022	2021	2020
Borrowing interest expense	$1,744	$6,975	$6,975
Accretion of OID	118	468	446
Amortization of debt issuance costs	216	1,214	1,217
Total	$2,078	$8,657	$8,638

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

The below table presents the components of the carrying value of the 2025 Notes:

	December 31, 2022	December 31, 2021
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	2,924	4,265
Carrying Value	$357,076	$355,735

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Years Ended December 31,
	2022	2021	2020
Borrowing interest expense	$13,500	$13,500	$12,038
Amortization of debt issuance costs	1,342	1,404	1,254
Total	$14,842	$14,904	$13,292

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

The below table presents the components of the carrying value of the 2026 Notes:

	December 31, 2022	December 31, 2021
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	5,817	7,696
Carrying Value	$494,183	$492,304

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Years Ended December 31,
	2022	2021	2020
Borrowing interest expense	$14,375	$14,375	$1,476
Amortization of debt issuance costs	1,879	1,940	203
Total	$16,254	$16,315	1,679

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included on the Consolidated Statements of Assets and Liabilities as other assets. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be of good standing and by monitoring the financial stability of those counterparties.

For the years ended December 31, 2022 and 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,431 and $2,829.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	December 31, 2022	December 31, 2021
Gross Amount of Assets	$—	$100
Gross Amount of Liabilities	(484)	—
Net Amount of Assets or (Liabilities)	$(484)	$100
Collateral (Received) Pledged (1)	290	—
Net Amounts (2)	$(194)	$100

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net realized gain (loss) on foreign currency forward contracts	$283	$(234)	$82
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(584)	455	(388)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(301)	$221	$(306)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment(1)
	December 31, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$163	$1,151
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,950	4,082
Acquia, Inc.	1,346	3,268
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	—
Ansira Partners, Inc.	127	—
Apptio, Inc.	2,154	3,230
AQ Helios Buyer, Inc. (dba SurePoint)	8,888	14,189
Assembly Intermediate LLC	7,478	12,757
Bigchange Group Limited	3,459	4,426
Broadway Technology, LLC	1,090	—
BSI3 Menu Buyer, Inc (dba Kydia)	38	—
Bullhorn, Inc.	726	4,601
Businessolver.com, Inc.	4,595	5,026
Capitol Imaging Acquisition Corp.	38	180
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	4,753	4,339
CivicPlus LLC	1,217	3,552
Clearcourse Partnership Acquireco Finance Limited	8,951	—
CloudBees, Inc.	738	12,900
Coding Solutions Acquisition, Inc.	6,156	—
CORA Health Holdings Corp	8,514	8,897
CorePower Yoga LLC	1,125	1,687
Coretrust Purchasing Group LLC	226	—
CST Buyer Company (dba Intoxalock)	78	2,170
DECA Dental Holdings LLC	5,360	6,843
Diligent Corporation	2,170	3,100
Eptam Plastics, Ltd.	2,042	681
ESO Solutions, Inc	3,620	3,620
Experity, Inc.	81	3,332
Fullsteam Operations LLC	2,642	16,298
Gainsight, Inc.	5,320	5,320
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,254
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,716	4,087
Governmentjobs.com, Inc. (dba NeoGov)	19,428	19,427
GS AcquisitionCo, Inc. (dba Insightsoftware)	982	4,180
HealthEdge Software, Inc.	13,300	18,330
Helios Buyer, Inc. (dba Heartland)	2,363	9,592
Honor HN Buyer, Inc	21,001	18,095
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	2,344	4,688
HumanState Limited (dba PayProp)	11,932	—
iCIMS, Inc.	15,910	—
Intelligent Medical Objects, Inc.	4,192	—
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
iWave Information Systems, Inc.	109	—
Kaseya Inc.	2,200	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	113	—
Lithium Technologies, Inc.	3,066	3,066
MerchantWise Solutions, LLC (dba HungerRush)	4,485	—
Millstone Medical Outsourcing, LLC	1,774	2,144
MRI Software LLC	1,612	7,994

	Unfunded Commitment(1)
	December 31, 2022	December 31, 2021
NFM & J, L.P. (dba the Facilities Group)	$6,054	$11,219
One GI LLC	3,654	13,598
PDDS Holdco, Inc. (dba Planet DDS)	6,128	—
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	8,728
Pluralsight, Inc	2,550	5,100
PPT Management Holdings, LLC.	123	—
Premier Care Dental Management, LLC	3,602	9,982
Premier Imaging, LLC (dba Lucid Health)	4,110	5,778
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	3,445	3,445
Qualawash Holdings, LLC	3,359	—
Riverpoint Medical, LLC	4,094	4,094
Rodeo Buyer Company (dba Absorb Software)	3,048	3,387
Rubrik,Inc.	2,310	—
Smarsh, Inc.	5,000	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	9,300	—
SpendMend, LLC	238	—
Spotless Brands, LLC	33	—
StarCompliance Intermediate, LLC	1,875	2,500
Sundance Group Holdings, Inc. (dba NetDocuments)	4,925	15,761
Sunstar Insurance Group, LLC	7,996	12,053
Superman Holdings, LLC (dba Foundation Software)	122	122
Sweep Purchaser LLC	3,724	8,105
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	2,467	9,069
Thrasio, LLC	14,686	14,686
Total Vision LLC	10,464	1,270
Trader Corporation	17	—
USN Opco LLC (dba Global Nephrology Solutions)	5,880	3,593
Volt Bidco, Inc. (dba Power Factors)	6,612	4,357
VRC Companies, LLC (dba Vital Records Control)	944	3,799
WebPT, Inc.	4,225	9,861
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	2,600
Whitewater Holding Company LLC	3,944	9,652
Wine.com, LLC	1,541	—
WorkForce Software, LLC	631	—
Zarya Intermediate, LLC (dba iOFFICE)	7,987	6,757
Aria Systems, Inc.	—	1,893
CFS Management, LLC (dba Center for Sight Management)	—	1,058
Convene 237 Park Avenue, LLC (dba Convene)	—	6,100
Cordeagle US Finco, Inc. (dba Condeco)	—	11,506
Elemica Parent, Inc.	—	409
LS Clinical Services Holdings, Inc (dba CATO)	—	2,200
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	—	5,183
PT Intermediate Holdings III, LLC (dba Parts Town)	—	1,980
Purfoods, LLC	—	150
Xactly Corporation	—	3,874
Zodiac Intermediate, LLC (dba Zipari)	—	7,500
Total 1st Lien/Senior Secured Debt	$364,529	$441,790
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	6,516	—
Total 1st Lien/Last-Out Unitranche	$6,516	$—
Total	$371,045	$441,790

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock:

	For the Years Ended December 31,
	2022	2021
Gross Proceeds	$14,156	$—
Underwriting/Offering Expenses	(699)	—
Net Proceeds	$13,457	$—
Number of Shares Issued	813,255	—
Average Sales Price per Share	$17.41	$—

Distributions

The Company has adopted the DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s DRIP are either through (i) newly issued shares or (ii) acquired by the Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, the Transfer Agent will invest the dividend amount in shares acquired by purchasing shares on the open market. The following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*
November 2, 2022	December 30, 2022	January 27, 2023	$0.45		112,555
For the Year Ended December 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05		6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45		68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05		8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45		69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05		7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45		65,213
November 4, 2021	December 31, 2021	January 27, 2022	$0.45		66,602
For the Year Ended December 31, 2020
February 19, 2020	March 31, 2020	April 15, 2020	$0.45		37,741	*
May 5, 2020	June 30, 2020	July 15, 2020	$0.45		46,407
August 4, 2020	September 30, 2020	October 15, 2020	$0.45		49,015
November 4, 2020	December 31, 2020	January 15, 2021	$0.45		57,801

(1) $0.29 is considered capital gain distribution.

* In accordance with the Company’s DRIP, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets from operations	$55,003	$192,427	$176,113
Weighted average shares outstanding	102,258,701	101,691,076	53,940,573
Basic and diluted earnings (loss) per share	$0.54	$1.89	$3.26

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2022, 2021 and 2020 was less than the conversion price for the Convertible Notes, which matured and were fully repaid on April 1, 2022 in accordance with their terms. Therefore, for the years ended December 31, 2022, 2021 and 2020, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. TAX INFORMATION

The tax character of distributions was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Distributions paid from:
Ordinary Income	$154,022	$198,332	$100,254
Net Long-Term Capital Gains	30,293	—	—
Total Taxable Distributions	$184,315	$198,332	$100,254

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Undistributed Ordinary Income—net	$86,770	$35,189	$40,868
Undistributed Long-Term Capital Gains	—	31,175	—
Total Undistributed Earnings	$86,770	$66,364	$40,868
Capital Loss Carryforward (1):
Perpetual Long-Term	$(112,858)	$(107,216)	$(117,733)
Perpetual Short-Term	$(382)	$(382)	$(494)
Total capital loss carryforwards	$(113,240)	$(107,598)	$(118,227)
Timing Differences (Organizational Costs, Post-October Capital Loss Deferral and Late Year Ordinary Loss Deferral)	$(10,935)	$(313)	$(539)
Unrealized Earnings (Losses)—net	$(168,797)	$(13,476)	$72,545
Total Accumulated Earnings (Losses)—net	$(206,202)	$(55,023)	$(5,353)

(1)
For the year ended December 31, 2022 and December 31, 2020, the company did not utilize any capital losses. For the year ended December 31, 2021, the Company utilized $10,629 of capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Code.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Tax cost	$3,678,321	$3,492,053	$3,165,681
Gross unrealized appreciation	$39,385	$77,992	$146,963
Gross unrealized depreciation	$(208,182)	$(91,468)	$(74,418)
Net unrealized investment appreciation (depreciation) on investments	$(168,797)	$(13,476)	$72,545

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales, net mark to market gains (losses) on foreign currency contracts, and differences in the tax treatment of underlying fund investments, partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2022, 2021 and 2020, the Company reclassified $21,867, $43,765 and $(19,414) from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2022	2021	2020
Net increase in net assets resulting from operations	$55,003	$192,427	$176,113
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	152,304	84,858	(109,922)
Income not currently taxable	(26,405)	(47,243)	21,842
Income for tax but not book	351	2,913	(129)
Expenses not currently deductible	4,562	1,202	1,539
Expenses for tax but not for book	(613)	(30)	(5)
Realized gain(loss) differences	(92,839)	(117,519)	(110,478)
Taxable income net of capital loss carryforward	$92,363	$116,608	$(21,040)
Capital loss carryforward	113,240	107,598	118,227
Taxable income (1)	$205,603	$224,206	$97,187

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

12. FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Years Ended December 31,
	2022		2021		2020		2019		2018
Per Share Data:(1)
NAV, beginning of period	$15.86		$15.91		$16.75		$17.65		$18.09
Net investment income	2.24		2.33		2.04		1.98		2.06
Net realized and unrealized gains (losses)(2)	(1.82)		(0.43)		(0.20)		(1.08)		(0.70)
Income tax provision, realized and unrealized gains	—	(3)	—	(3)	—	(3)	—	(3)	(0.02)
Net increase in net assets from operations	0.42		1.90		1.84		0.90		1.34
Issuance of common stock in connection with the Merger	—		—		(0.88)		—		—
Issuance of common stock, net underwriting and offering costs	0.13		—		—		—		—
Equity component of convertible notes	—		—		—		—		0.02
Distributions declared	(1.80)		(1.95)		(1.80)		(1.80)		(1.80)
Total increase (decrease) in net assets	(1.25)		(0.05)		(0.84)		(0.90)		(0.44)
NAV, end of period	$14.61		$15.86		$15.91		$16.75		$17.65
Market price, end of period	$13.72		$19.16		$19.12		$21.28		$18.38
Shares outstanding, end of period	102,850,589		101,818,811		101,534,370		40,367,071		40,227,625
Weighted average shares outstanding	102,258,701		101,691,076		53,940,573		40,313,662		40,184,715
Total return based on NAV(4)	2.80%		10.67%		6.78%		4.08%		6.96%
Total return based on market value(5)	(20.09)%		11.26%		1.00%		26.98%		(9.16)%
Supplemental Data/Ratio:
Net assets, end of period	$1,502,394		$1,614,400		$1,615,141		$676,125		$709,892
Ratio of net expenses to average net assets	8.19%		6.75%		7.62%		9.77%		8.81%
Ratio of net expenses before voluntary waivers to average net assets	8.93%		8.42%		9.30%		—%		—%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.10%		2.53%		2.48%		3.24%		3.26%
Ratio of interest and other debt expenses to average net assets	5.05%		3.63%		4.82%		5.25%		3.62%
Ratio of net incentive fees to average net assets	0.04%		0.59%		0.32%		1.28%		1.93%
Ratio of total expenses to average net assets	8.93%		8.70%		12.09%		9.82%		8.81%
Ratio of net investment income to average net assets	14.52%		14.62%		13.28%		11.53%		11.42%
Portfolio turnover	20%		48%		24%		45%		26%

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
(3)
Amount rounds to less than $0.01.
(4)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(5)
Calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.

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

The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “purchase discount”). The purchase discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the purchase discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The purchase discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. Amortization income of purchase discount for the year ended December 31, 2022, 2021 and 2020, was $13,469, $42,448 and $10,109.

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

14. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the audited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure on the consolidated financial statements.

On February 22, 2023, the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 27, 2023 to holders of record as of March 31, 2023.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2022, the Company designated 100% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2022, the Company designated 100% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $30,292,670, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company designated $26,317,257 as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 73 of this Annual Report on Form 10-K.
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

2.1

Amended and Restated Agreement and Plan of Merger, by and among the Company, Goldman Sachs Middle Market Lending Corp., Evergreen Merger Sub Inc., and Goldman Sachs Asset Management, L.P., dated as of June 11, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on June 11, 2020).

3.1	Amended and Restated Certificate of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on October 13, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on December 20, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 20, 2020).

4.2

Indenture, dated February 10, 2020, by and between the Company and Computershare Trust Company, National Association, as trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on February 11, 2020).

4.3

First Supplemental Indenture, dated as of February 10, 2020, relating to the 3.750% Notes due 2025, by and between the Company and Computershare Trust Company, National Association, as trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on February 11, 2020).

4.4	Form of 3.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on February 11, 2020).

4.5

Second Supplemental Indenture, dated as of November 24, 2020, relating to the 2.875% Notes due 2026, by and between the Company and Computershare Trust Company, National Association, as trustee (as successor to Wells Fargo Bank, National Association) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on November 24, 2020).

4.6	Form of 2.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on November 24, 2020).

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

10.6

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of November 4, 2015, among the Company, as Borrower, the Lenders party thereto, SunTrust Bank, as Administrative Agent and as Collateral Agent, and, solely with respect to Section 5.9, DDDS BL, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on November 5, 2015).

10.7

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of December 16, 2016, among the Company, as Borrower, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on December 21, 2016).

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

10.14

Ninth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 5, 2022, among the Company, as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent and other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on August 4, 2022).

10.15

Second Amended and Restated Investment Management Agreement, dated as of June 15, 2018, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on June 15, 2018).

10.16

Custody Agreement, dated as of April 1, 2013, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File no. 333-187642), filed on March 10, 2015).

10.17

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on May 9, 2016).

10.18

License Agreement, dated as of April 1, 2013, between the Company and the Goldman, Sachs & Co. (incorporated by reference to Exhibit (k)(4) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File no. 333-187642), filed on March 3, 2015).

10.19

Equity Distribution Agreement, dated as of May 26, 2022, among the Company, Goldman Sachs Asset Management, L.P. and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on May 26, 2022).

10.20

Equity Distribution Agreement, dated as of May 26, 2022, among the Company, Goldman Sachs Asset Management, L.P. and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on May 26, 2022).

10.21	Dividend Reinvestment Plan, amended as of September 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on November 3, 2022).

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: February 23, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: February 23, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, David Pessah and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Signature	Title
/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
David Miller

/s/ David Pessah David Pessah	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy J. Leach	Chairman of the Board of Directors
Timothy J. Leach

/s/ Jaime Ardila Jaime Ardila	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director