Form 10-Q
period 2023-03-31
Goldman Sachs BDC, Inc.
filed 2023-05-04
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s Telephone Number, Including Area Code: (312) 655 - 4419

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

As of May 4, 2023, there were 109,463,144 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,589,398 and $3,598,963)	$3,474,170	$3,465,225
Non-controlled affiliated investments (cost of $69,749 and $69,712)	40,733	40,991
Controlled affiliated investments (cost of $22,366 and $22,366)	—	—
Total investments, at fair value (cost of $3,681,513 and $3,691,041)	$3,514,903	$3,506,216
Cash	47,173	39,602
Receivable for investments sold	421	—
Interest and dividends receivable	29,795	31,779
Deferred financing costs	12,049	12,772
Other assets	1,543	942
Total assets	$3,605,884	$3,591,311
Liabilities
Debt (net of debt issuance costs of $7,928 and $8,741)	$1,935,409	$2,012,660
Interest and other debt expenses payable	5,713	13,309
Management fees payable	8,921	9,063
Incentive fees payable	20,316	—
Distribution payable	49,258	46,283
Unrealized depreciation on foreign currency forward contracts	525	484
Accrued offering costs	501	—
Accrued expenses and other liabilities	4,796	7,118
Total liabilities	$2,025,439	$2,088,917
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 109,463,144 and 102,850,589 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	109	103
Paid-in capital in excess of par	1,809,154	1,709,914
Distributable earnings	(227,397)	(206,202)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,580,445	$1,502,394
Total liabilities and net assets	$3,605,884	$3,591,311
Net asset value per share	$14.44	$14.61

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$98,130	$71,599
Payment-in-kind income	7,717	4,746
Other income	882	1,217
From non-controlled affiliated investments:
Dividend income	107	69
Interest income	507	159
Payment-in-kind income	49	240
Other income	12	—
From controlled affiliated investments:
Payment-in-kind income	—	259
Interest income	—	16
Total investment income	$107,404	$78,305
Expenses:
Interest and other debt expenses	$27,264	$15,667
Incentive fees	22,302	8,190
Management fees	8,921	8,817
Professional fees	878	878
Directors’ fees	207	203
Other general and administrative expenses	1,057	1,112
Total expenses	$60,629	$34,867
Fee waivers	$(1,986)	$(7,545)
Net expenses	$58,643	$27,322
Net investment income before taxes	$48,761	$50,983
Income tax expense, including excise tax	$775	$833
Net investment income after taxes	$47,986	$50,150
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(36,261)	$(623)
Controlled affiliated investments	—	(2,035)
Foreign currency forward contracts	—	30
Foreign currency and other transactions	200	(779)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	18,510	(11,374)
Non-controlled affiliated investments	(295)	2,503
Controlled affiliated investments	—	716
Foreign currency forward contracts	(41)	24
Foreign currency translations and other transactions	(1,650)	1,778
Net realized and unrealized gains (losses)	$(19,537)	$(9,760)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$(386)	$(232)
Net increase (decrease) in net assets from operations	$28,063	$40,158
Weighted average shares outstanding	104,591,739	101,866,172
Net investment income per share (basic and diluted)	$0.46	$0.49
Earnings (loss) per share (basic and diluted)	$0.27	$0.39

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net assets at beginning of period	$1,502,394	$1,614,400
Increase (decrease) in net assets from operations:
Net investment income	$47,986	$50,150
Net realized gain (loss)	(36,061)	(3,407)
Net change in unrealized appreciation (depreciation)	16,524	(6,353)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(386)	(232)
Net increase (decrease) in net assets from operations	$28,063	$40,158
Distributions to stockholders from:
Distributable earnings	$(49,258)	$(45,848)
Total distributions to stockholders	$(49,258)	$(45,848)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$97,556	$—
Reinvestment of stockholder distributions	1,690	1,241
Net increase in net assets from capital transactions	$99,246	$1,241
Total increase (decrease) in net assets	$78,051	$(4,449)
Net assets at end of period	$1,580,445	$1,609,951
Distributions per share	$0.45	$0.45

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase in net assets from operations:	$28,063	$40,158
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(43,021)	(129,103)
Payment-in-kind interest capitalized	(8,310)	(5,470)
Proceeds from sales of investments and principal repayments	30,455	135,719
Net realized (gain) loss	36,261	2,664
Net change in unrealized (appreciation) depreciation on investments	(18,215)	8,155
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	30	(113)
Amortization of premium and accretion of discount, net	(5,856)	(10,226)
Amortization of deferred financing and debt issuance costs	1,536	1,612
Amortization of original issue discount on convertible notes	—	118
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(421)	(146)
(Increase) decrease in interest and dividends receivable	1,984	2,557
(Increase) decrease in other assets	(601)	320
Increase (decrease) in interest and other debt expenses payable	(7,483)	(5,489)
Increase (decrease) in management fees payable	(142)	447
Increase (decrease) in incentive fees payable	20,316	(115)
Increase (decrease) in directors’ fees payable	—	201
Increase (decrease) in accrued expenses and other liabilities	(2,322)	(1,963)
Net cash provided by (used for) operating activities	$32,274	$39,326
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$98,085	$—
Offering costs paid	(28)	—
Distributions paid	(44,593)	(44,577)
Deferred financing and debt issuance costs paid	(115)	—
Borrowings on debt	68,937	131,811
Repayments of debt	(147,000)	(129,000)
Net cash provided by (used for) financing activities	$(24,714)	$(41,766)
Net increase (decrease) in cash	$7,560	$(2,440)
Effect of foreign exchange rate changes on cash and cash equivalents	11	89
Cash, beginning of period	39,602	33,764
Cash, end of period	$47,173	$31,413
Supplemental and non-cash activities
Interest expense paid	$32,729	$18,442
Accrued but unpaid excise tax expense	$1,076	$(190)
Accrued but unpaid distributions	$49,258	$45,848
Reinvestment of stockholder distributions	$1,690	$1,241
Exchange of investments	$—	$18,660

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 198.65%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.05%	S + 6.00%	11/06/26		$9,218	$9,128	$9,103	(5) (6) (7)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	12.61%	P + 6.00%	11/06/26		919	873	871	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.45%	CDN P + 4.75%	11/06/26	CAD	454	339	331	(5) (6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.50%	L + 6.50%	12/16/24		13,250	13,134	11,925	(7)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.50%	L + 6.50%	12/16/24		2,018	1,962	1,816	(7)
A Place For Mom, Inc.	Diversified Consumer Services	9.34%	L + 4.50%	02/10/26		7,301	7,284	6,571
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.95%	L + 6.25%	03/10/27		16,182	15,895	15,858	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.95%	L + 6.25%	03/10/27		1,693	1,679	1,659	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.95%	L + 6.25%	03/10/27		1,220	589	586	(6) (7) (8)
Acquia, Inc.	Software	11.79%	L + 7.00%	10/31/25		42,164	41,023	41,216	(6) (7)
Acquia, Inc.	Software	12.16%	L + 7.00%	10/31/25		3,268	3,220	3,195	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.40%	S + 5.50%	05/08/28		26,328	25,864	25,801	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		2,530	(43)	(51)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		7,120	(61)	(142)	(6) (7) (8)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		5,712	5,276	1,628	(7) (9)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		347	325	99	(7) (9)
Ansira Partners, Inc.	Professional Services	14.91%	S + 10.00% (incl. 8.00%PIK)	12/20/24		158	34	32	(6) (7) (8) (10)
Apptio, Inc.	IT Services	9.81%	S + 5.00%	01/10/25		79,154	77,532	78,362	(6) (7)
Apptio, Inc.	IT Services	9.80%	S + 5.00%	01/10/25		5,385	4,811	4,792	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.96%	S + 7.00%	07/01/26		39,210	38,644	38,034	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.02%	S + 8.00%	07/01/26		6,600	3,664	3,648	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.71%	S + 8.00%	07/01/26		2,339	2,339	2,333	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(60)	(137)	(6) (7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	10.33%	S + 5.50%	12/03/27		21,725	21,371	21,073	(6) (7)
Aria Systems, Inc.	Diversified Financial Services	11.92%	S + 7.00%	06/30/26		27,033	26,697	26,154	(6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.66%	L + 6.50%	10/19/27		43,991	43,284	43,331	(6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.66%	L + 6.50%	10/19/27		10,998	6,020	5,994	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	11.66%	L + 6.50%	10/19/27		4,399	1,692	1,694	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	12.64%	L + 7.50%	09/01/26		3,811	3,811	3,697	(5) (7) (11)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	9.38%	L + 4.50%	12/24/23		7,004	6,981	6,829
Bigchange Group Limited	Software	10.05%	SN + 6.00%	12/23/26	GBP	11,990	15,834	14,458	(5) (6) (7)
Bigchange Group Limited	Software	9.93%	SN + 6.00%	12/23/26	GBP	1,740	1,477	1,446	(5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(50)	(67)	(5) (6) (7) (8)
Broadway Technology, LLC	Diversified Financial Services	11.66%	S + 6.50%	01/08/26		25,578	25,242	25,322	(6) (7)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,090	(16)	(11)	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.92%	S + 6.00%	01/25/28		962	948	914	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		38	(1)	(2)	(6) (7) (8)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		26,223	25,458	25,830	(6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		4,669	4,652	4,599	(6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		1,214	1,201	1,195	(6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		544	528	536	(6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		433	421	427	(6) (7)
Bullhorn, Inc.	Professional Services		L + 5.75%	09/30/26		1,344	(13)	(20)	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.66%	L + 5.50%	12/01/27		18,482	18,331	18,298	(6) (7)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27		5,024	407	378	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		17,791	17,530	17,257	(6)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		796	773	772	(6)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		P + 5.50%	10/01/25		180	(2)	(5)	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		19,334	19,056	17,884	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		3,355	3,287	3,104	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		$1,976	$1,965	$1,828	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment	11.66%	L + 6.50%	12/31/27		31,101	30,583	30,168	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		3,140	(50)	(94)	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.61%	S + 6.75%	05/18/29		45,852	44,226	44,477	(6) (7)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.61%	S + 6.75%	05/18/29		4,753	379	333	(6) (7) (8)
CivicPlus LLC	Software	11.70%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,366	6,255	6,207	(6) (7)
CivicPlus LLC	Software	11.70%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,313	6,204	6,155	(6) (7)
CivicPlus LLC	Software	11.70%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,991	2,936	2,916	(6) (7)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,217	(21)	(30)	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.18%	SN + 8.25% (incl. 0.75% PIK)	07/25/28	GBP	13,268	15,633	15,958	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.43%	SN + 7.50%	07/25/28	GBP	11,550	6,095	6,135	(5) (6) (7) (8)
CloudBees, Inc.	Software	11.84%	L + 7.00% (incl. 2.50% PIK)	11/24/26		28,920	27,523	28,414	(6) (7)
CloudBees, Inc.	Software	11.84%	L + 7.00% (incl. 2.50% PIK)	11/24/26		13,096	11,707	12,129	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.31%	S + 5.50%	05/11/28		14,792	14,526	14,422	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.29%	S + 5.50%	05/11/28		2,120	601	583	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28		4,460	(39)	(112)	(6) (7) (8)
Computer Services, Inc.	Diversified Financial Services	11.66%	S + 6.75%	11/15/29		1,000	971	970	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.70%	L + 5.75%	06/15/27		22,378	22,128	18,798	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.72%	L + 5.75%	06/15/27		379	375	319	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services	12.16%	L + 7.00% (incl. 5.00% PIK)	05/14/25		26,599	25,041	21,745	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25		1,687	(90)	(308)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services	11.56%	S + 6.75%	10/01/29		773	750	749	(6) (7)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(3)	(3)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(2)	(3)	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.66%	S + 6.75%	11/01/28		912	886	884	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.66%	S + 6.75%	11/01/28		86	6	6	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.91%	L + 5.75%	08/28/28		21,344	20,996	20,277	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.91%	L + 5.75%	08/28/28		7,379	2,170	1,878	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.91%	L + 5.75%	08/26/27		1,711	1,571	1,511	(6) (7) (8)
Diligent Corporation	Professional Services	9.15%	E + 6.25%	08/04/25		€37,579	42,818	40,652	(6) (7)
Diligent Corporation	Professional Services	11.09%	L + 6.25%	08/04/25		24,289	23,648	24,229	(6) (7)
Diligent Corporation	Professional Services	11.08%	L + 6.25%	08/04/25		3,100	895	922	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	11.00%	L + 6.00%	09/18/25		6,930	6,630	6,652	(6) (7)
Elemica Parent, Inc.	Chemicals	11.08%	S + 6.00%	09/18/25		1,478	1,452	1,419	(6) (7)
Elemica Parent, Inc.	Chemicals	11.18%	S + 6.00%	09/18/25		1,359	1,315	1,304	(6) (7)
Elemica Parent, Inc.	Chemicals	10.86%	S + 6.00%	09/18/25		930	742	730	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	11.18%	S + 6.00%	09/18/25		553	544	531	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25		10,343	10,039	10,006	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.64%	S + 5.75%	12/06/25		5,668	5,572	5,555	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25		4,866	4,812	4,708	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25		4,458	4,390	4,313	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.12%	S + 5.25%	12/06/25		2,269	1,071	1,061	(6) (7) (8)
ESO Solutions, Inc	Health Care Technology	11.90%	S + 7.00%	05/03/27		39,908	39,316	39,309	(6) (7)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27		3,620	(50)	(54)	(6) (7) (8)
Everest Clinical Research Corporation	Professional Services	11.05%	S + 6.00%	11/06/26		5,786	5,678	5,713	(5) (6) (7)
Experity, Inc.	Health Care Technology	10.75%	S + 5.75%	02/24/28		907	904	885	(6) (7)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28		81	—	(2)	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	11.65%	S + 6.75%	01/09/30		979	951	950	(6)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28		101	(3)	(3)	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services	12.69%	L + 7.50% (Incl. 3.00% PIK)	10/04/27		60,689	59,464	59,172	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Diversified Financial Services	12.69%	L + 7.50% (Incl. 3.00% PIK)	10/04/27		$23,495	$23,000	$22,908	(6) (7)
Fullsteam Operations LLC	Diversified Financial Services	12.66%	L + 7.50% (Incl. 3.00% PIK)	10/04/27		3,380	1,106	1,094	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	12.66%	L + 7.50% (Incl. 3.00% PIK)	10/04/27		440	24	21	(6) (7) (8)
Gainsight, Inc.	Software	11.58%	L + 6.75% PIK	07/30/27		45,952	45,395	44,229	(6) (7)
Gainsight, Inc.	Software		L + 5.75%	07/30/27		5,320	(68)	(200)	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.30%	S + 8.25% (incl. 3.75% PIK)	06/24/26		14,937	14,750	14,041	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.30%	S + 8.25% (incl. 3.75% PIK)	06/24/26		2,621	2,593	2,464	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.30%	S + 8.25% (incl. 3.75% PIK)	06/24/26		977	963	918	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (incl. 3.75% PIK)	06/24/26		1,880	(23)	(113)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.84%	L + 7.00% (incl. 1.50% PIK)	01/29/27		29,142	28,633	27,685	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.84%	L + 6.00%	01/29/27		3,771	3,714	3,583	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.27%	L + 6.50%	01/29/27		2,583	1,332	1,228	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.41%	S + 5.50%	12/01/28		41,963	41,874	41,229	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27		4,710	(9)	(82)	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28		14,718	(15)	(258)	(6) (7) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	10.80%	S + 5.75%	05/22/26		24,503	24,293	23,584	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		S + 5.75%	05/22/26		982	(9)	(37)	(6) (8)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.41%	L + 4.50%	06/30/25		6,274	6,250	5,580
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26		35,400	34,876	34,603	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26		3,299	3,299	3,224	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	14.00%	P + 6.00%	04/09/26		3,800	1,213	1,181	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		9,500	(67)	(214)	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.83%	L + 6.00%	12/15/26		18,939	18,713	18,560	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.83%	L + 6.00%	12/15/26		14,811	14,700	14,515	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.83%	L + 6.00%	12/15/26		7,804	7,690	7,648	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26		2,363	(30)	(47)	(6) (7) (8)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	Household Products	13.67%	S + 8.75%	09/21/26		39,302	38,352	35,863	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.80%	S + 5.75%	10/15/27		24,052	23,667	23,511	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.80%	S + 5.75%	10/15/27		15,208	6,833	6,668	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		2,802	(43)	(63)	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		10,000	(89)	(225)	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.87%	L + 6.00%	10/23/26		34,868	34,476	33,125	(5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.92%	L + 6.00%	10/23/26		11,284	11,202	10,720	(5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.99%	L + 6.00%	10/23/26		10,696	10,620	10,161	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.59%	L + 6.75%	07/09/25		56,649	54,315	54,950	(6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.59%	L + 6.75%	07/09/25		4,688	2,572	2,543	(6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services	10.08%	SN + 6.00%	11/23/28	GBP	17,000	20,217	20,657	(5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	2,600	(14)	(48)	(5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	7,270	1	(135)	(5) (6) (7) (8)
iCIMS, Inc.	Professional Services	12.06%	S + 7.25% (incl. 3.88%PIK)	08/18/28		44,541	43,832	42,871	(6) (7)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88%PIK)	08/18/28		4,199	(66)	(157)	(6) (7) (8)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88%PIK)	08/18/28		11,260	—	(422)	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29		12,462	12,237	12,213	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	10.74%	S + 6.00%	05/11/28		1,490	555	551	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29		2,985	(26)	(60)	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.16%	L + 5.00%	04/02/25		50,650	49,361	50,017	(6) (7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.00%	04/02/25		4,400	(44)	(55)	(6) (7) (8)
Iracore International Holdings, Inc.	Energy Equipment & Services	14.25%	L + 9.00%	04/12/24		2,361	2,361	2,337	(7) (11)
iWave Information Systems, Inc.	Software	11.80%	S + 6.75%	11/23/28		889	868	867	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		109	(3)	(3)	(5) (6) (7) (8)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	9.83%	L + 5.00%	05/08/24	$5,766	$5,647	$5,477
Kaseya Inc.	IT Services	10.65%	S + 5.75%	06/25/29	18,500	18,245	18,222	(6) (7)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,100	(7)	(17)	(6) (7) (8)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,100	(15)	(17)	(6) (7) (8)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,917	3,603	1,283	(5) (7) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,318	800	—	(5) (7) (11) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.77%	S + 7.00%	03/18/27	996	934	933	(6) (7) (8)
Lithium Technologies, Inc.	Interactive Media & Services	12.67%	S + 8.00%	01/03/24	89,013	88,597	86,343	(6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	12.67%	S + 8.00%	01/03/24	5,110	2,029	1,891	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.70%	L + 6.75%	12/16/27	15,204	14,890	14,786	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.64%	L + 6.75%	12/16/26	2,200	2,158	2,139	(6) (7)
MedeAnalytics, Inc.	Health Care Technology		S + 8.00% (incl. 1.50% PIK)	10/09/26	1,020	953	142	(6) (7) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.16%	S + 6.00%	06/01/28	21,582	21,198	20,503	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.71%	S + 6.00%	06/01/28	5,426	3,532	3,357	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28	2,718	(47)	(136)	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.62%	S + 5.75%	12/15/27	10,219	10,051	10,014	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.00%	P + 5.00%	12/15/27	2,217	408	399	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.66%	L + 5.50%	02/10/26	23,159	22,418	22,103
MRI Software LLC	Real Estate Mgmt. & Development	10.66%	L + 5.50%	02/10/26	6,519	6,497	6,222
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	1,612	(22)	(74)	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.70%	L + 5.75%	11/30/27	17,037	16,760	16,526	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.61%	L + 5.75%	11/30/27	17,304	14,899	14,650	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	2,992	(47)	(90)	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.66%	L + 6.75%	12/22/25	22,587	22,313	21,231	(6) (7)
One GI LLC	Health Care Providers & Services	11.66%	L + 6.75%	12/22/25	12,056	11,883	11,332	(6) (7)
One GI LLC	Health Care Providers & Services	11.66%	L + 6.75%	12/22/25	9,286	9,175	8,729	(6) (7)
One GI LLC	Health Care Providers & Services	11.59%	L + 6.75%	12/22/25	6,659	6,508	6,215	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.63%	S + 6.75%	12/22/25	3,610	3,567	3,393	(6) (7)
Output Services Group, Inc.	Diversified Consumer Services	11.79%	S + 6.75% (incl. 1.50% PIK)	06/29/26	3,860	3,852	1,969
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	24,090	23,650	23,608	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	2,255	2,234	2,210	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	2,805	1,297	1,241	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	1,815	(32)	(36)	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	2,805	(25)	(56)	(6) (7) (8)
Picture Head Midco LLC	Entertainment	11.69%	S + 6.75%	08/31/23	45,192	44,542	44,401	(6) (7)
Pioneer Buyer I, LLC	Software	11.90%	S + 7.00% PIK	11/01/28	27,036	26,644	26,495	(6) (7)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	4,300	(66)	(86)	(6) (7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.36%	L + 6.25%	04/22/25	56,720	55,027	56,011	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	11.36%	L + 6.25%	04/22/25	905	896	893	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	11.36%	L + 6.25%	04/22/25	905	896	893	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	04/22/25	7,824	(110)	(98)	(6) (7) (8)
Pluralsight, Inc	Professional Services	12.78%	L + 8.00%	04/06/27	75,915	74,796	74,207	(6) (7)
Pluralsight, Inc	Professional Services	12.78%	L + 8.00%	04/06/27	5,100	2,479	2,435	(6) (7) (8)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 8.50% (incl. 2.50% PIK)	05/01/23	6,588	5,908	3,837	(7) (9)
PPT Management Holdings, LLC.	Health Care Providers & Services	15.34%	L + 10.50% (incl. 4.50% PIK)	05/01/23	124	27	27	(7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.56%	S + 5.75%	08/05/28	18,588	18,287	18,031	(6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.56%	S + 5.75%	08/05/28	10,085	9,908	9,782	(6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.59%	S + 5.75%	08/05/27	3,052	1,278	1,231	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	27,277	26,483	26,596	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	7,607	7,539	7,417	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	$6,078	$6,022	$5,926	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	5,758	1,596	1,504	(6) (7) (8)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	11.10%	L + 6.25%	07/06/26	35,269	34,753	34,564	(6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.25%	07/06/26	75	(1)	(2)	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.20%	L + 6.50%	01/30/26	18,901	18,668	18,664	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.20%	L + 6.50%	01/30/26	7,752	7,644	7,655	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,445	(39)	(43)	(5) (6) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	22,732	22,541	21,823	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	2,020	2,002	1,939	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	1,955	1,938	1,877	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	1,397	1,385	1,341	(6)
Purfoods, LLC	Health Care Providers & Services	11.11%	L + 6.25%	08/12/26	585	568	572	(6) (7)
Purfoods, LLC	Health Care Providers & Services	11.17%	L + 6.25%	08/12/26	395	389	386	(6) (7)
Qualawash Holdings, LLC	Commercial Services & Supplies	10.32%	L + 5.50%	08/31/26	11,287	11,143	11,287	(6) (7)
Qualawash Holdings, LLC	Commercial Services & Supplies	12.50%	P + 4.50%	08/31/26	2,846	2,574	2,603	(6) (7) (8)
Qualawash Holdings, LLC	Commercial Services & Supplies	10.26%	L + 5.50%	08/31/26	2,859	931	965	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.86%	S + 4.75%	06/21/25	21,643	21,018	21,156	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.86%	S + 4.75%	06/21/25	1,639	1,627	1,602	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.75%	06/21/25	4,094	(47)	(92)	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.09%	L + 6.25%	05/25/27	21,167	20,853	20,796	(5) (6) (7)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.09%	L + 6.25%	05/25/27	3,387	969	957	(5) (6) (7) (8)
Rubrik,Inc.	Software	12.64%	S + 7.00%	06/10/27	35,173	34,561	34,470	(6) (7)
Rubrik,Inc.	Software	12.26%	S + 7.00%	06/10/27	4,020	1,709	1,629	(6) (7) (8)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	26,667	26,433	26,400	(7)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	6,667	3,289	3,267	(7) (8)
Smarsh, Inc.	Software	11.40%	S + 6.50%	02/16/29	1,667	319	317	(7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.92%	S + 6.00%	07/06/27	10,719	10,530	10,505	(6) (7) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(33)	(38)	(6) (7) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	7,400	(63)	(148)	(6) (7) (8) (11)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.08%	S + 9.25% (incl. 3.50% PIK)	03/15/25	30,530	29,245	29,003	(6) (7) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.12%	S + 9.25% (incl. 3.50% PIK)	03/15/25	2,211	2,104	2,100	(6) (7)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.15%	S + 9.25% (incl. 3.50% PIK)	03/15/25	1,110	1,065	1,055	(6) (7) (10)
SpendMend, LLC	Health Care Providers & Services	10.61%	S + 5.50%	03/01/28	633	623	617	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.61%	S + 5.50%	03/01/28	277	109	104	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.60%	S + 5.50%	03/01/28	83	32	31	(6) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	11.50%	S + 6.75%	07/25/28	216	209	209	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.75%	07/25/28	33	—	(1)	(6) (7) (8)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.91%	L + 6.75%	01/12/27	15,600	15,385	15,366	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.91%	L + 6.75%	01/12/27	2,514	2,475	2,476	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.59%	L + 6.75%	01/12/27	2,500	693	687	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.95%	S + 6.25%	07/02/27	41,043	40,560	40,017	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.09%	S + 6.25%	07/02/27	12,313	12,129	12,005	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.18%	S + 6.25%	07/02/27	4,925	437	369	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	20,491	20,333	20,081	(6) (7)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	4,025	3,981	3,944	(6) (7)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	4,737	659	644	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	338	333	331	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26		$374	$(6)	$(7)	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.28%	L + 6.13%	08/31/27		31,396	30,882	30,768	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.28%	L + 6.13%	08/31/27		950	919	931	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 6.13%	08/31/26		122	(2)	(2)	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.91%	L + 5.75%	11/30/26		28,036	27,664	27,545	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.58%	L + 5.75%	11/30/26		8,900	8,781	8,744	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.57%	L + 5.75%	11/30/26		7,137	7,036	7,012	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.58%	L + 5.75%	11/30/26		4,957	4,879	4,871	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.87%	L + 5.75%	11/30/26		4,541	2,395	2,373	(6) (7) (8)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	11.31%	S + 6.50%	08/02/27		16,326	16,035	16,000	(6) (7)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	11.31%	S + 6.50%	08/02/27		818	787	802	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.33%	S + 5.50%	08/15/25		25,990	25,117	25,536	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 5.50%	08/15/25		7,877	7,764	7,739	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 5.50%	08/15/25		4,677	4,615	4,595	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 5.50%	08/15/25		4,565	3,572	3,572	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.63%	S + 5.50%	08/15/25		2,118	547	527	(6) (7) (8)
Thrasio, LLC	Internet & Direct Marketing Retail	12.16%	L + 7.00%	12/18/26		39,032	38,552	35,714	(6) (7)
Total Vision LLC	Health Care Providers & Services	10.92%	S + 6.00%	07/15/26		16,972	16,697	16,632	(6) (7)
Total Vision LLC	Health Care Providers & Services	10.95%	S + 6.00%	07/15/26		4,994	4,923	4,894	(6) (7)
Total Vision LLC	Health Care Providers & Services	10.89%	S + 6.00%	07/15/26		2,486	2,451	2,436	(6) (7)
Total Vision LLC	Health Care Providers & Services	11.01%	S + 6.00%	07/15/26		10,391	1,107	990	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26		1,270	(17)	(25)	(6) (7) (8)
Trader Corporation	Automobiles	11.68%	C + 6.75%	12/21/29	CAD	317	229	229	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	—	(5) (6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26		21,597	21,308	20,949	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26		7,507	7,400	7,282	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26		9,655	4,765	4,567	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26		3,023	1,902	1,850	(6) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.09%	L + 6.25%	07/02/25		31,060	29,988	30,206	(6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.90%	S + 7.00%	08/11/27		34,826	34,261	34,217	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.80%	S + 6.50%	08/11/27		6,304	4,434	4,324	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 7.00%	08/11/27		3,685	(58)	(64)	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27		32,499	32,132	31,443	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		944	(10)	(31)	(6) (7) (8)
WebPT, Inc.	Health Care Technology	11.74%	S + 6.75%	01/18/28		25,126	23,677	24,372	(6) (7)
WebPT, Inc.	Health Care Technology	11.65%	S + 6.75%	01/18/28		5,534	5,464	5,368	(6) (7)
WebPT, Inc.	Health Care Technology	11.77%	S + 6.75%	01/18/28		2,617	1,664	1,641	(6) (7) (8)
WebPT, Inc.	Health Care Technology		S + 6.75%	01/18/28		2,617	(16)	(79)	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.49%	S + 5.50%	01/20/27		21,723	21,422	21,397	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		2,600	(33)	(39)	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		4,000	(31)	(60)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.80%	L + 5.75%	12/21/27		17,300	17,015	16,824	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.73%	L + 5.75%	12/21/27		5,807	5,708	5,647	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.80%	L + 5.75%	12/21/27		5,771	5,675	5,612	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.72%	L + 5.75%	12/21/27		2,340	1,542	1,515	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.82%	L + 6.00%	12/21/27		2,699	704	681	(6) (7) (8)
Wine.com, LLC	Beverages	12.04%	S + 7.00%	11/14/24		15,400	15,405	15,400	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	$5,538	$7,672	$9,173	(6) (7) (10)
Wine.com, LLC	Beverages	12.04%	S + 7.00%	11/14/24	3,700	3,703	3,700	(6) (7)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	1,541	673	1,012	(6) (7) (8) (10)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	22,693	22,110	22,126	(6) (7)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	3,200	3,158	3,120	(6) (7)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,352	2,316	2,294	(6) (7)
WorkForce Software, LLC	Software		L + 4.25%	07/31/25	1,894	(21)	(47)	(6) (7) (8)
WSO2, Inc.	IT Services	12.21%	L + 7.50% (incl. 3.00% PIK)	11/04/26	32,378	31,911	31,731	(6) (7)
Xactly Corporation	IT Services	12.14%	S + 7.25%	07/31/25	62,025	61,242	61,095	(6) (7)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	3,874	(37)	(58)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.31%	S + 6.50%	07/01/27	76,666	76,666	75,899	(6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	13.16%	L + 8.00%	12/21/26	50,230	49,214	44,328	(6) (7)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.71%	L + 8.00%	12/22/25	7,500	7,374	6,619	(6) (7)
Total 1st Lien/Senior Secured Debt						3,198,575	3,139,505
1st Lien/Last-Out Unitranche (13) - 7.32%
Doxim, Inc.	Diversified Financial Services	11.24%	S + 6.40%	08/31/24	$38,967	$38,152	$36,239	(6) (7)
Doxim, Inc.	Diversified Financial Services	11.59%	S + 6.75%	08/31/24	24,688	24,423	22,959	(6) (7)
Doxim, Inc.	Diversified Financial Services	11.24%	S + 6.40%	08/31/24	22,863	22,274	21,263	(6) (7)
Doxim, Inc.	Diversified Financial Services	11.84%	S + 7.00%	08/31/24	6,649	6,574	6,200	(6) (7)
Doxim, Inc.	Diversified Financial Services	12.84%	S + 8.00%	08/31/24	5,163	5,101	4,879	(6) (7)
Doxim, Inc.	Diversified Financial Services	12.84%	S + 8.00%	08/31/24	3,868	3,827	3,656	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.90%	S + 7.00% PIK	07/07/28	19,504	19,030	19,016	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.90%	S + 7.00% PIK	07/07/28	7,591	1,662	1,472	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						121,043	115,684
2nd Lien/Senior Secured Debt - 10.75%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$9,930	$9,031	$—	(7) (9) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(6) (7) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(6) (7) (12)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	17,000	16,150	16,448	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	13,890	13,704	13,439	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	4,939	4,834	4,778	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	12.25%	L + 7.50%	07/31/25	4,300	4,086	4,160	(6) (7)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	07/20/22	10,000	9,902	—	(7) (9) (14)
MPI Engineered Technologies, LLC	Auto Components		12.00% PIK	07/15/25	16,741	16,741	12,054	(7) (9)
MPI Products LLC	Auto Components			07/15/25	7,412	—	—	(7) (12)
Odyssey Logistics & Technology Corporation	Road & Rail	12.84%	L + 8.00%	10/12/25	45,348	41,717	41,947	(6)
Spectrum Plastics Group, Inc.	Containers & Packaging	11.84%	L + 7.00%	01/31/26	12,525	11,633	11,260	(6)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.59%	L + 7.75%	11/07/25	36,844	34,769	34,909	(6) (7)
Zep Inc.	Chemicals	13.41%	L + 8.25%	08/11/25	53,049	48,996	29,177	(6)
Total 2nd Lien/Senior Secured Debt						221,277	169,873
Unsecured Debt - 0.52%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$2,027	$1,767	$1,641	(5) (7) (11)
CivicPlus LLC	Software	16.54%	S + 11.75% PIK	06/09/34	6,748	6,566	6,512	(6) (7)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/23	1,266	1,055	—	(5) (7) (11) (12)
Total Unsecured Debt						9,388	8,153

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate	Initial Acquisition Date (15)	Par/Shares(3)	Cost	Fair Value	Footnotes
Preferred Stock - 2.84%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$6,514	(6) (7) (12)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	13,743	(6) (7) (12)
Foundation Software	Construction & Engineering		08/31/20	22	21	28	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	11,858	(6) (7) (12)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	81,923	778	—	(5) (7) (9) (11)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	—	(6) (7) (12)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	343	(6) (7) (12)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,680	(6) (7) (12)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,721	(6) (7) (12)
Total Preferred Stock					48,258	44,887
Common Stock - 2.31%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,383	(6) (7) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(7) (11) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(7) (11) (12)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	3,496	(5) (7) (11) (12)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	—	(7) (12) (16)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,371	(6) (7) (11)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	871	(5) (6) (7) (11)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	(5) (7) (11) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(6) (7) (12)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (7) (11) (12)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	29	(6) (7) (12)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	10	(6) (7) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,926	(7) (11) (12)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	26,687	206	695	(12)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	(5) (7) (11) (12)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	212	(5) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,396	(6) (7) (11) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,035	(6) (7) (12)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,818	(6) (7) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,424	(6) (7) (12)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	3,502	(6) (7) (12)
Total Common Stock					81,123	36,564
Warrants - 0.01%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$237	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(6) (7) (12)
Total Warrants					1,849	237
Total Investments - 222.40%					$3,681,513	$3,514,903

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2023

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 5.31%, 5.31%, 5.19% and 4.86%, respectively. As of March 31, 2023, 1 month E was 2.92%, 1 month S was 4.80%, 3 month S was 4.91%, 3 month SN was 4.18%, P was 8.00%, 3 Month CDOR was 5.03% and Canadian Prime rate ("CDN P") was 6.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(4)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023 the aggregate fair value of these securities is $188,750 or 5.23% of the Company’s total assets.
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(8)
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
(9)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(10)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(11)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(12)
Non-income producing security.
(13)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(14)
The investment is subject to Chapter 7 bankruptcy process filed by IHS Intermediate Inc. (dba Interactive Health Solutions).
(15)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $81,476 or 5.16% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
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

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,440	GBP 1,322	10/04/24	$(191)
Bank of America, N.A.	U.S. Dollar 3,648	Euro 3,606	10/04/24	(338)
Bank of America, N.A.	U.S. Dollar 2,661	GBP 2,161	01/15/26	4
				$(525)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 208.31%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	10.73%	S + 6.00%	11/06/26		$9,241	$9,146	$9,126	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.46%	P + 6.00%	11/06/26		919	747	745	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.45%	CDN P + 4.75%	11/06/26	CAD	454	339	331	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		13,420	13,287	12,983	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		2,044	1,979	1,977	(3)
A Place For Mom, Inc.	Diversified Consumer Services	8.88%	L + 4.50%	02/10/26		7,323	7,305	7,012
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		16,223	15,921	15,898	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		3,037	1,670	1,636	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.64%	L + 6.25%	03/10/27		1,220	588	586	(2) (3) (4)
Acquia, Inc.	Software	10.74%	L + 7.00%	10/31/25		42,164	40,929	41,216	(2) (3)
Acquia, Inc.	Software	12.16%	L + 7.00%	10/31/25		3,268	1,870	1,848	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.08%	S + 5.50%	05/08/28		26,394	25,912	25,866	(2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		2,530	(45)	(51)	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		7,120	(64)	(142)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		5,467	5,287	3,198	(5)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		338	328	197	(5)
Ansira Partners, Inc.	Professional Services	14.41%	S + 10.00% PIK	12/20/24		158	33	32	(2) (4) (6)
Apptio, Inc.	IT Services	9.94%	L + 6.00%	01/10/25		79,154	77,328	78,362	(2) (3)
Apptio, Inc.	IT Services	9.93%	L + 6.00%	01/10/25		5,385	3,192	3,177	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.03%	S + 7.00%	07/01/26		39,210	38,608	38,034	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.01%	S + 8.00%	07/01/26		2,339	2,339	2,333	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.35%	S + 8.00%	07/01/26		6,600	2,282	2,265	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(65)	(137)	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	9.72%	L + 5.50%	12/03/27		21,780	21,410	21,127	(2) (3)
Aria Systems, Inc.	Diversified Financial Services	11.44%	S + 7.00%	06/30/26		27,084	26,727	26,204	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	11.23%	L + 6.50%	10/19/27		43,991	43,254	43,331	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	10.77%	L + 6.50%	10/19/27		10,998	6,014	5,994	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	11.05%	L + 6.50%	10/19/27		4,399	1,689	1,694	(2) (3) (4)
ATX Networks Corp.	Communications Equipment	12.23%	L + 7.50%	09/01/26		3,866	3,866	3,798	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	9.06%	L + 4.50%	12/24/23		7,023	7,011	6,812
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	11,990	15,822	14,169	(1) (2) (3)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	870	499	470	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(54)	(65)	(1) (2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services	11.34%	S + 6.50%	01/08/26		25,643	25,280	25,387	(2) (3)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,090	(17)	(11)	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.44%	S + 6.00%	01/25/28		962	947	924	(2) (3)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		38	(1)	(2)	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		26,291	25,479	25,896	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		4,682	4,663	4,611	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		1,217	1,204	1,198	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		1,344	604	598	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		545	528	537	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		435	421	428	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27		18,529	18,371	18,344	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27		5,025	407	379	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		17,836	17,559	17,301	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		798	773	774	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	13.00%	P + 5.50%	10/01/25		180	140	137	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		19,648	19,310	18,174	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		3,410	3,327	3,154	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		$2,007	$1,993	$1,856	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	11.23%	L + 6.50%	12/31/27		31,179	30,640	30,244	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		3,140	(53)	(94)	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.83%	S + 6.25%	05/18/29		45,968	44,292	44,589	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		4,753	(100)	(143)	(2) (3) (4)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,327	6,210	6,169	(2) (3)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,273	6,160	6,117	(2) (3)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,973	2,915	2,898	(2) (3)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,217	(22)	(30)	(2) (3) (4)
Clearcourse Partnership Acquireco Finance Limited	IT Services	10.69%	SN + 7.25% (Incl. 0.75% PIK)	07/25/28	GBP	12,910	15,177	15,217	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	IT Services	9.55%	SN + 7.25% PIK	07/25/28	GBP	11,450	4,619	4,546	(1) (2) (3) (4)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		28,738	27,263	28,235	(2) (3)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		13,019	11,592	12,053	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		14,829	14,554	14,459	(2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		2,120	387	371	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28		4,460	(41)	(112)	(2) (3) (4)
Computer Services, Inc.	Diversified Financial Services	11.15%	S + 6.75%	11/15/29		1,000	970	970	(2)
CORA Health Holdings Corp	Health Care Providers & Services	10.48%	L + 5.75%	06/15/27		22,435	22,172	19,967	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	10.31%	L + 5.75%	06/15/27		8,895	328	(598)	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	L + 7.00% (incl. 5.00% PIK)	05/14/25		26,267	24,576	21,474	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services	11.72%	L + 7.00% (incl. 5.00% PIK)	05/14/25		1,687	465	254	(2) (3) (4)
Coretrust Purchasing Group LLC	Diversified Financial Services	10.84%	S + 6.75%	10/01/29		774	752	751	(2) (3)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(3)	(3)	(2) (3) (4)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(2)	(3)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28		914	887	886	(2)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28		86	6	6	(2) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		21,399	21,037	20,329	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		7,385	2,172	1,883	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/26/27		1,711	1,456	1,397	(2) (3) (4)
Diligent Corporation	Professional Services	8.15%	L + 6.25%	08/04/25		€37,675	42,831	40,229	(2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		24,352	23,650	24,291	(2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		3,100	892	922	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.74%	L + 6.00%	09/18/25		6,948	6,624	6,670	(2) (3)
Elemica Parent, Inc.	Chemicals	10.58%	S + 6.00%	09/18/25		1,482	1,454	1,422	(2) (3)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		1,362	1,314	1,308	(2) (3)
Elemica Parent, Inc.	Chemicals	10.51%	S + 6.00%	09/18/25		930	903	893	(2) (3)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		555	545	532	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		10,369	10,044	10,032	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.75%	S + 5.75%	12/06/25		5,682	5,578	5,569	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		4,878	4,820	4,720	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		4,469	4,395	4,324	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		2,269	158	153	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	11.59%	S + 7.00%	05/03/27		39,908	39,288	39,309	(2) (3)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27		3,620	(53)	(54)	(2) (3) (4)
Everest Clinical Research Corporation	Professional Services	10.65%	S + 6.00%	11/06/26		5,800	5,685	5,727	(1) (2) (3)
Experity, Inc.	Health Care Technology	10.48%	L + 5.75%	02/24/28		912	908	898	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.75%	02/24/28		81	—	(1)	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		59,503	58,219	58,016	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		23,045	22,526	22,468	(2) (3)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		3,380	1,103	1,094	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Diversified Financial Services		L + 7.50% (Incl. 5.25% PIK)	10/04/27		$440	$(9)	$(11)	(2) (3) (4)
Gainsight, Inc.	Software	11.16%	L + 6.75% PIK	07/30/27		44,677	44,096	43,002	(2) (3)
Gainsight, Inc.	Software		L + 6.75%	07/30/27		5,320	(71)	(200)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		14,834	14,660	13,944	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		2,603	2,572	2,447	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		970	955	912	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26		1,880	(21)	(113)	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.64%	L + 5.50%	01/29/27		29,145	28,609	28,417	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.14%	L + 6.00%	01/29/27		3,783	3,722	3,688	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.69%	L + 6.50%	01/29/27		2,583	840	802	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.88%	L + 5.50%	12/01/28		42,069	41,977	41,333	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27		4,710	(10)	(82)	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28		14,718	(16)	(258)	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.92%	L + 5.75%	05/22/26		24,566	24,341	23,707	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	05/22/26		982	(10)	(34)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	8.88%	L + 4.50%	06/30/25		6,291	6,264	5,473
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26		35,400	34,841	34,603	(2) (3)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26		3,299	3,299	3,224	(2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		3,800	(58)	(86)	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		9,500	(72)	(214)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		18,987	18,748	18,608	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		14,849	14,731	14,552	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		7,824	7,703	7,668	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26		2,363	(32)	(47)	(2) (3) (4)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC	Household Products	13.19%	S + 8.75%	09/21/26		39,551	38,547	37,079	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27		24,113	23,711	23,570	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27		15,226	6,842	6,685	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		2,802	(45)	(63)	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		10,000	(93)	(225)	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.57%	L + 6.00%	10/23/26		34,957	34,542	33,209	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.69%	L + 6.00%	10/23/26		11,313	11,226	10,747	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.73%	L + 6.00%	10/23/26		10,723	10,643	10,187	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		56,793	54,231	55,089	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		4,688	2,220	2,203	(2) (3) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services	9.43%	SN + 6.00%	11/23/28	GBP	17,000	20,207	20,244	(1) (2)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	2,600	(94)	(47)	(1) (2) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	7,270	(188)	(66)	(1) (2) (4)
iCIMS, Inc.	Professional Services	11.52%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		44,090	43,355	43,318	(2) (3)
iCIMS, Inc.	Professional Services		S + 7.25% (Incl. 3.88% PIK)	08/18/28		4,199	(69)	(73)	(2) (3) (4)
iCIMS, Inc.	Professional Services		S + 7.25%	08/18/28		11,711	—	(205)	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29		12,494	12,261	12,244	(2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	10.61%	S + 6.00%	05/11/28		1,490	256	253	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29		2,985	(27)	(60)	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.23%	L + 5.50%	04/02/25		51,583	50,126	50,938	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	04/02/25		4,400	(50)	(55)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.75%	L + 9.00%	04/12/24		2,361	2,361	2,337	^ (3)
iWave Information Systems, Inc.	Software	11.22%	S + 6.75%	11/23/28		891	869	869	(1) (2)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		109	(3)	(3)	(1) (2) (4)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	9.41%	L + 5.00%	05/08/24		5,785	5,640	5,311
Kaseya Inc.	IT Services	10.33%	S + 5.75%	06/25/29		18,500	18,238	18,222	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	$1,100	$(15)	$(17)	(2) (3) (4)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,100	(8)	(17)	(2) (3) (4)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,917	3,603	1,283	^ (1) (3) (7)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,318	800	—	^ (1) (3) (7)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.22%	S + 7.00%	03/18/27	998	871	870	(2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	89,013	88,464	86,343	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	5,110	2,023	1,891	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.48%	L + 6.75%	12/16/27	15,243	14,915	14,824	(2) (3)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.18%	L + 6.75%	12/16/26	2,200	2,155	2,139	(2) (3)
MedeAnalytics, Inc.	Health Care Technology		S + 8.00% (incl. 1.50% PIK)	10/09/26	1,020	953	806	(2) (3) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28	21,637	21,238	20,988	(2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.63%	S + 6.00%	06/01/28	5,435	3,537	3,505	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28	2,718	(49)	(82)	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	10,245	10,069	10,040	(2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	12.5%	P + 5.00%	12/15/27	2,217	407	399	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26	23,219	22,424	22,261
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26	6,536	6,512	6,266
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	1,612	(24)	(66)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.13%	L + 5.75%	11/30/27	17,080	16,791	16,568	(2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.27%	L + 5.75%	11/30/27	17,340	14,005	13,758	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		L + 5.75%	11/30/27	2,992	(49)	(90)	(2) (3) (4)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	22,644	22,349	21,512	(2) (3)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	12,086	11,899	11,482	(2) (3)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	9,310	9,190	8,844	(2) (3)
One GI LLC	Health Care Providers & Services	11.07%	L + 6.75%	12/22/25	6,659	6,500	6,282	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	3,610	(46)	(180)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	9.80%	S + 5.25% (Incl. 1.50% PIK)	06/29/26	3,855	3,847	2,593
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	24,090	23,636	23,608	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	2,255	2,234	2,210	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	2,805	1,297	1,241	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	1,815	(34)	(36)	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,805	(26)	(56)	(2) (3) (4)
Picture Head Midco LLC	Entertainment	11.11%	S + 6.75%	08/31/23	45,307	44,272	44,401	(2) (3)
Pioneer Buyer I, LLC	Software	11.72%	L + 7.00% PIK	11/01/28	26,257	25,850	25,732	(2) (3)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	4,300	(70)	(86)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	56,720	54,845	56,011	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	895	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	895	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	04/22/25	7,824	(124)	(98)	(2) (3) (4)
Pluralsight, Inc	Professional Services	11.83%	L + 8.00%	04/06/27	75,915	74,744	74,207	(2) (3)
Pluralsight, Inc	Professional Services	12.36%	L + 8.00%	04/06/27	5,100	2,477	2,435	(2) (3) (4)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 8.50% (incl. 2.50% PIK)	01/30/23	6,345	5,908	4,521	(3) (5)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 5.50%	01/30/23	123	—	(35)	(3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	18,635	18,323	18,076	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	10,110	8,384	8,240	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.73%	L + 5.50%	08/05/27	3,052	970	926	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	27,277	26,383	26,596	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	7,616	7,538	7,425	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	6,093	6,030	5,941	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	5,762	1,594	1,508	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	10.64%	L + 6.25%	07/06/26	$35,359	$34,809	$34,652	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.50%	07/06/26	75	(1)	(2)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	10.67%	L + 6.50%	01/30/26	18,948	18,697	18,711	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	10.67%	L + 6.50%	01/30/26	7,752	7,635	7,655	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,445	(43)	(43)	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	22,790	22,592	21,992	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	2,025	2,006	1,954	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,960	1,943	1,892	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,400	1,388	1,351	(2)
Purfoods, LLC	Health Care Providers & Services	10.90%	L + 6.25%	08/12/26	587	568	573	(2) (3)
Purfoods, LLC	Health Care Providers & Services	10.88%	L + 6.25%	08/12/26	396	390	387	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.44%	L + 5.50%	08/31/26	11,317	11,170	11,091	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.89%	L + 5.50%	08/31/26	2,852	2,323	2,295	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	2,859	(36)	(57)	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	21,643	20,957	21,156	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	1,639	1,625	1,602	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 5.00%	06/21/25	4,094	(52)	(92)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.63%	L + 6.25%	05/25/27	21,167	20,838	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.49%	L + 6.25%	05/25/27	3,387	289	279	(1) (2) (3) (4)
Rubrik,Inc.	Software	10.75%	S + 6.50%	06/10/27	35,173	34,533	34,470	(2) (3)
Rubrik,Inc.	Software	11.45%	S + 7.00%	06/10/27	4,020	1,709	1,629	(2) (3) (4)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	26,667	26,426	26,400	(3)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	6,667	3,287	3,267	(3) (4)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	1,667	(15)	(17)	(3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	10,746	10,548	10,531	^ (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(34)	(38)	^ (2) (3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	7,400	(67)	(148)	^ (2) (3) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	29,750	28,546	28,263	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	2,157	2,062	2,049	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.68%	L + 9.25% (incl. 3.50% PIK)	06/17/24	1,074	1,032	1,021	(2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	634	624	618	(2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	277	109	105	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	83	10	9	(2) (3) (4)
Spotless Brands, LLC	Diversified Consumer Services	10.92%	S + 6.50%	07/25/28	217	210	210	(2)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.50%	07/25/28	33	—	(1)	(2) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.48%	L + 6.75%	01/12/27	15,600	15,374	15,366	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.48%	L + 6.75%	01/12/27	2,514	2,473	2,476	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.14%	L + 6.75%	01/12/27	2,500	591	587	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	41,043	40,538	40,017	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	12,313	12,121	12,005	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 6.25%	07/02/27	4,925	(58)	(123)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	20,533	17,480	17,237	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	4,034	3,988	3,953	(2) (3)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	339	334	332	(2) (3)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	374	(6)	(7)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	4,737	(85)	(95)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.85%	L + 6.13%	08/31/27	31,476	30,938	30,846	(2) (3)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	$5,373	$6,228	$8,900	(2) (3) (6)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24	3,700	3,703	3,700	(2) (3)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	1,541	308	1,012	(2) (3) (4) (6)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	22,524	21,887	22,074	(2) (3)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	3,177	3,130	3,113	(2) (3)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,335	2,295	2,288	(2) (3)
WorkForce Software, LLC	Software	11.71%	L + 6.50%	07/31/25	1,894	1,240	1,225	(2) (3) (4)
WSO2, Inc.	IT Services	11.80%	L + 7.50% (incl. 3.00% PIK)	11/04/26	32,129	31,634	31,808	(2) (3)
Xactly Corporation	IT Services	11.99%	L + 7.25%	07/31/23	62,025	61,459	61,250	(2) (3)
Xactly Corporation	IT Services	11.70%	L + 7.25%	07/31/23	3,874	3,860	3,826	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.90%	S + 6.50%	07/01/27	76,666	76,666	75,899	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.42%	L + 8.00%	12/21/26	50,230	49,161	45,333	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.30%	L + 8.00%	12/22/25	7,500	7,364	6,769	(2) (3)
Total 1st Lien/Senior Secured Debt						3,174,534	3,129,552
1st Lien/Last-Out Unitranche (8) - 7.74%
Doxim, Inc.	Diversified Financial Services	10.84%	S + 6.00%	08/31/24	$38,967	$38,028	$36,726	(2) (3)
Doxim, Inc.	Diversified Financial Services	11.19%	S + 7.00%	08/31/24	24,750	24,444	23,141	(2) (3)
Doxim, Inc.	Diversified Financial Services	10.84%	S + 6.00%	08/31/24	22,863	22,184	21,549	(2) (3)
Doxim, Inc.	Diversified Financial Services	11.39%	L + 7.00%	08/31/24	6,666	6,580	6,266	(2) (3)
Doxim, Inc.	Diversified Financial Services	12.44%	L + 8.00%	08/31/24	5,176	5,104	4,943	(2) (3)
Doxim, Inc.	Diversified Financial Services	12.44%	L + 8.00%	08/31/24	3,878	3,830	3,704	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	19,504	19,008	19,016	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	7,591	1,075	885	(2) (3) (4)
Total 1st Lien/Last-Out Unitranche						120,253	116,230
2nd Lien/Senior Secured Debt - 11.60%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$9,756	$9,031	$—	^ (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(2) (3) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	17,000	16,079	16,448	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	13,890	13,687	13,439	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	4,939	4,824	4,779	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	11.24%	L + 7.50%	07/31/25	4,300	4,067	4,160	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	07/20/22	10,000	9,902	—	(3) (5) (9)
MPI Engineered Technologies, LLC	Auto Components	12.00%	12.00% PIK	07/15/25	16,250	16,250	14,137	(3)
MPI Products LLC	Auto Components			07/15/25	7,412	—	—	(3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		L + 8.25%	12/02/24	36,589	35,382	—	(2) (3) (5)
Odyssey Logistics & Technology Corporation	Road & Rail	12.38%	L + 8.00%	10/12/25	45,348	41,502	41,663	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	11.38%	L + 7.00%	01/31/26	12,525	11,602	11,260	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.13%	L + 7.75%	11/07/25	36,844	34,651	34,909	(2) (3)
Zep Inc.	Chemicals	12.98%	L + 8.25%	08/11/25	53,049	48,663	31,830	(2)
Total 2nd Lien/Senior Secured Debt						255,354	174,326
Unsecured Debt - 0.51%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$1,930	$1,662	$1,602	^ (1) (3)
CivicPlus LLC	Software	16.54%	S + 11.75% PIK	06/09/34	6,247	6,070	6,028	(2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/23	1,266	1,055	—	^ (1) (3) (7)
Total Unsecured Debt						8,787	7,630

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

(2) Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Prepayment premiums	$—	$609
Accelerated amortization of upfront loan origination fees and unamortized discounts	$224	$3,366

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations- Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three months ended March 31, 2023 and 2022, was $920 and $4,308. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2023, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 1.6% and 0.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 2.1% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the board of directors of the Company (the “Board of Directors” or the “Board”), pursuant to Rule 2a-5 under the Investment Company Act.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $47,173 and $39,602. Foreign currency of $1,387 and $1,037 (acquisition cost of $1,374 and $1,035) is included in cash as of March 31, 2023 and December 31, 2022.

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

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value, and records changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded in the Consolidated Statements of Operations.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2023 and 2022, the Company accrued excise taxes of $758 and $834. As of March 31, 2023, $1,076 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Offering Costs

Offering costs consist of fees and expenses incurred in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.

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

For the three months ended March 31, 2023 and 2022, Management Fees amounted to $8,921 and $8,817. As of March 31, 2023, $8,921 remained payable.

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

For the three months ended March 31, 2023 and 2022, Incentive Fees based on income amounted to $22,302 and $8,190. GSAM voluntarily agreed to waive $1,986 and $7,545 of Incentive Fees for the three months ended March 31, 2023 and 2022. As of March 31, 2023, $20,316 remained payable.

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

For the three months ended March 31, 2023 and 2022, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $514 and $515. As of March 31, 2023, $523 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $1 and $9. As of March 31, 2023, $20 remained payable.

Common Stock Repurchase Plans

In November 2021, the Board of Directors approved and authorized a new 10b5-1 stock repurchase plan (the "10b5-1 Plan"), which provides for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. Under this 10b5-1 Plan, no purchases will be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The 10b5-1 Plan became effective on August 17, 2022 and commenced on September 16, 2022. The 10b5-1 Plan will expire on August 17, 2023. Purchases under the 10b5-1 Plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws. The 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering (as defined below) on March 1, 2023 and remains suspended as of May 4, 2023. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering. The Company’s repurchase of its common stock under the 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three months ended March 31, 2023, the Company did not repurchase any of its common stock pursuant to the 10b5-1 Plan or otherwise.

Affiliates

GS Group Inc. owned 5.9% as of March 31, 2023 and 6.3% as of December 31, 2022 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$—	$—	$—	$—
Total Controlled Affiliates	$—	$—	$—	$—	$—	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$87,653	$(87,653)	$—	$—	$—	$53
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	105	(55)	—	(275)	8,834	175
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(684)	4,242	54
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	628	9,263	81
Kawa Solar Holdings Limited	1,283	—	—	—	—	1,283	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	14	(27)	—	36	11,715	312
Total Non-Controlled Affiliates	$40,991	$87,772	$(87,735)	$—	$(295)	$40,733	$675
Total Affiliates	$40,991	$87,772	$(87,735)	$—	$(295)	$40,733	$675

For the Year Ended December 31, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Total Controlled Affiliates	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$328,935	$(328,935)	$—	$—	$—	$93
Animal Supply Holdings, LLC	6,569	382	—	—	(6,951)	—	380
ATX Networks Corp.	6,039	195	(633)	—	3,458	9,059	623
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(565)	4,926	289
Conergy Asia & ME Pte. LTD	400	—	—	—	(400)	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	1,039	8,635	265
Kawa Solar Holdings Limited	1,328	—	—	—	(45)	1,283	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	11,601	(54)	—	145	11,692	538
Total Non-Controlled Affiliates	$32,819	$341,113	$(329,622)	$—	$(3,319)	$40,991	$2,188
Total Affiliates	$51,194	$363,179	$(348,282)	$(14,414)	$(10,686)	$40,991	$2,463

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2023 and December 31, 2022, there were $644 and $542 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,198,575	$3,139,505	$3,174,534	$3,129,552
1st Lien/Last-Out Unitranche	121,043	115,684	120,253	116,230
2nd Lien/Senior Secured Debt	221,277	169,873	255,354	174,326
Unsecured Debt	9,388	8,153	8,787	7,630
Preferred Stock	48,258	44,887	48,258	42,377
Common Stock	81,123	36,564	82,006	35,490
Warrants	1,849	237	1,849	611
Total	$3,681,513	$3,514,903	$3,691,041	$3,506,216

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value		Net Assets
Software	14.9%	33.1%	14.7%		34.4%
Health Care Providers & Services	11.3	25.0	11.2		26.2
Diversified Financial Services	11.3	25.0	11.3		26.3
Professional Services	9.5	21.1	9.5		22.2
Health Care Technology	8.9	19.7	8.9		20.7
IT Services	7.0	15.6	7.0		16.4
Diversified Consumer Services	5.3	11.9	5.4		12.5
Real Estate Mgmt. & Development	4.5	10.0	4.5		10.5
Interactive Media & Services	3.4	7.6	3.4		8.0
Commercial Services & Supplies	3.3	7.3	3.3		7.6
Health Care Equipment & Supplies	3.2	7.2	3.2		7.5
Entertainment	2.1	4.7	2.1		5.0
Hotels, Restaurants & Leisure	1.6	3.6	1.6		3.8
Transportation Infrastructure	1.4	3.2	1.4		3.3
Independent Power and Renewable Electricity Producers	1.2	2.7	1.2		2.7
Road & Rail	1.2	2.7	1.2		2.8
Chemicals	1.1	2.5	1.2		2.8
Household Products	1.0	2.3	1.1		2.5
Internet & Direct Marketing Retail	1.0	2.3	1.0		2.4
Aerospace & Defense	1.0	2.2	1.0		2.3
Beverages	0.9	2.1	0.9		2.2
Construction & Engineering	0.9	2.1	0.9		2.2
Trading Companies & Distributors	0.8	1.7	0.8		1.8
Insurance	0.7	1.6	0.6		1.4
Pharmaceuticals	0.5	1.1	0.5		1.1
Auto Components	0.3	0.8	0.4		0.9
Containers & Packaging	0.3	0.7	0.3		0.7
Energy Equipment & Services	0.3	0.6	0.2		0.6
Communications Equipment	0.3	0.6	0.3		0.6
Textiles, Apparel & Luxury Goods	0.2	0.4	0.2		0.5
Specialty Retail	0.2	0.4	0.2		0.4
Capital Markets	0.2	0.3	0.2		0.4
Food Products	0.1	0.2	0.1		0.2
Building Products	0.1	0.1	—	(1)	0.1
Automobiles(1)	—	—	—		—
Oil, Gas & Consumable Fuels(1)	—	—	—		—
Distributors(1)	—	—	—		—
Air Freight & Logistics	—	—	0.2		0.4
Total	100.0%	222.4%	100.0%		233.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2023	December 31, 2022
United States	95.2%	95.3%
Canada	3.1	3.1
United Kingdom	1.7	1.6
Germany (1)	—	—
Singapore (1)	—	—
Total	100.0%	100.0%
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

Derivative Contracts

Over-the-counter (“OTC”) derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,945,639	Discounted cash flows	Discount Rate	7.5% - 38.6%	11.1%
	1,283	Collateral analysis	Recovery Rate	—	32.9%
	5,564	Comparable multiples	EV/EBITDA(6)	4.4x - 8.5x	7.3x
	142	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	115,684	Discounted cash flows	Discount Rate	10.5% - 16.0%	15.0%
2nd Lien/Senior Secured Debt	73,734	Discounted cash flows	Discount Rate	12.5% - 13.4%	12.9%
	13,755	Comparable multiples	EV/EBITDA(6)	7.2x - 10.1x	7.6x
Unsecured Debt	8,153	Discounted cash flows	Discount Rate	14.1% - 17.3%	16.7%
Equity
Preferred Stock	$15,143	Comparable multiples	EV/EBITDA(6)	13.5x - 29.9x	27.3x
	29,744	Comparable multiples	EV/Revenue	0.8x - 4.9x	3.5x
Common Stock	9,638	Discounted cash flows	Discount Rate	16.4% - 29.7%	24.8%
	21,326	Comparable multiples	EV/EBITDA(6)	4.5x - 18.5x	9.5x
	4,694	Comparable multiples	EV/Revenue	1.8x - 17.0x	14.2x
Warrants	237	Comparable multiples	EV/Revenue	—	3.6x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,920,976	Discounted cash flows	Discount Rate	7.4% - 35.2%	11.4%
	1,283	Collateral analysis	Recovery Rate	—	32.9%
	4,486	Comparable multiples	EV/EBITDA(6)	—	12.0x
	806	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	116,230	Discounted cash flows	Discount Rate	10.9% - 15.0%	14.1%
2nd Lien/Senior Secured Debt	87,872	Discounted cash flows	Discount Rate	12.7% - 17.7%	13.9%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	7,630	Discounted cash flows	Discount Rate	13.5% - 17.3%	16.5%
Equity
Preferred Stock	$14,297	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	28.2x
	28,081	Comparable multiples	EV/Revenue	0.8x - 7.3x	4.1x
Common Stock	10,322	Discounted cash flows	Discount Rate	16.3% - 30.0%	24.6%
	20,391	Comparable multiples	EV/EBITDA(6)	4.5x - 18.3x	9.7x
	3,784	Comparable multiples	EV/Revenue	1.8x - 15.2x	12.6x
Warrants	611	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of March 31, 2023, included within the fair value of Level 3 assets of $3,319,749 is an amount of $75,013 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,143,210 or 97.0% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$111,863	$3,027,642	$3,139,505	$—	$78,623	$3,050,929	$3,129,552
1st Lien/Last-Out Unitranche	—	—	115,684	115,684	—	—	116,230	116,230
2nd Lien/Senior Secured Debt	—	82,384	87,489	169,873	—	84,753	89,573	174,326
Unsecured Debt	—	—	8,153	8,153	—	—	7,630	7,630
Preferred Stock	—	—	44,887	44,887	—	—	42,377	42,377
Common Stock	907	—	35,657	36,564	993	—	34,497	35,490
Warrants	—	—	237	237	—	—	611	611
Total Assets	$907	$194,247	$3,319,749	$3,514,903	$993	$163,376	$3,341,847	$3,506,216
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(525)	$—	$(525)	$—	$(484)	$—	$(484)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$3,050,929	$49,657	$5	$(13,252)	$(30,037)	$4,541	$—	$(34,201)	$3,027,642	$(14,587)
1st Lien/Last-Out Unitranche	116,230	588	—	(1,336)	(103)	305	—	—	115,684	(1,336)
2nd Lien/Senior Secured Debt	89,573	491	(35,383)	32,575	—	233	—	—	87,489	(2,808)
Unsecured Debt	7,630	598	—	(78)	—	3	—	—	8,153	(78)
Preferred Stock	42,377	—	—	2,510	—	—	—	—	44,887	2,510
Common Stock	34,497	—	(883)	2,043	—	—	—	—	35,657	1,160
Warrants	611	—	—	(374)	—	—	—	—	237	(374)
Total Assets	$3,341,847	$51,334	$(36,261)	$22,088	$(30,140)	$5,082	$—	$(34,201)	$3,319,749	$(15,513)
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$2,843,010	$124,716	$(629)	$(1,966)	$(55,268)	$5,269	$—	$(24,170)	$2,890,962	$(1,937)
1st Lien/Last-Out Unitranche	162,532	—	—	(3,473)	(60,988)	2,829	—	—	100,900	(1,454)
2nd Lien/Senior Secured Debt	178,780	13,975	(2,035)	(786)	(18,660)	508	—	—	171,782	(786)
Unsecured Debt	1,733	29	—	114	—	11	—	—	1,887	114
Preferred Stock	52,655	—	—	(169)	—	—	—	—	52,486	(169)
Common Stock	30,100	7,481	—	2,041	—	—	—	—	39,622	2,041
Warrants	1,850	—	—	341	—	—	—	—	2,191	341
Total Assets	$3,270,660	$146,201	$(2,664)	$(3,898)	$(134,916)	$8,617	$—	$(24,170)	$3,259,830	$(1,850)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2023	December 31, 2022
Revolving Credit Facility	3	$1,083,337	$1,161,401
2025 Notes	2	$344,376	$348,120
2026 Notes	2	$455,150	$461,800

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 181% and 174%.

The Company’s outstanding debt was as follows:

	As of
	March 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$611,976	$1,083,337	$1,695,000	$548,671	$1,161,401
2025 Notes	360,000	—	357,417	360,000	—	357,076
2026 Notes	500,000	—	494,655	500,000	—	494,183
Total Debt	$2,555,000	$611,976	$1,935,409	$2,555,000	$548,671	$2,012,660

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $984,174, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 46,750 and in Canadian Dollars (CAD) of CAD 820. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,065,674, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 45,300 and in Canadian Dollars (CAD) of CAD 820.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2023 and the year ended December 31, 2022 was 5.09% and 3.55%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and the year ended December 31, 2022 was $2,007,001 and $1,991,629.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2023, the Company is in compliance with these covenants.

Costs of $28,094 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2023 and December 31, 2022, deferred financing costs were $12,049 and $12,772.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$18,244	$4,461
Facility fees	514	764
Amortization of financing costs	723	659
Total	$19,481	$5,884
Weighted average interest rate	6.45%	2.06%
Average outstanding balance	$1,147,001	$880,255

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms, and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the Company did not have Convertible Notes outstanding.

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$—	$1,744
Accretion of OID	—	118
Amortization of debt issuance costs	—	213
Total	$—	$2,075

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

The below table presents the components of the carrying value of the 2025 Notes:

	March 31, 2023	December 31, 2022
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	2,583	2,924
Carrying Value	$357,417	$357,076

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$3,375	$3,375
Amortization of debt issuance costs	341	300
Total	$3,716	$3,675

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

The below table presents the components of the carrying value of the 2026 Notes:

	March 31, 2023	December 31, 2022
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	5,345	5,817
Carrying Value	$494,655	$494,183

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$3,595	$3,594
Amortization of debt issuance costs	472	439
Total	$4,067	$4,033

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included on the Consolidated Statements of Assets and Liabilities as other assets. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be in good standing and by monitoring the financial stability of those counterparties.

For the three months ended March 31, 2023 and 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $2,013.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	March 31, 2023	December 31, 2022
Gross Amount of Assets	$4	$—
Gross Amount of Liabilities	(529)	(484)
Net Amount of Assets or (Liabilities)	$(525)	$(484)
Collateral (Received) Pledged (1)	525	290
Net Amounts (2)	$—	$(194)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net realized gain (loss) on foreign currency forward contracts	$—	$30
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(41)	24
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(41)	$54

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$37	$163
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	610	1,950
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	9,650
Ansira Partners, Inc.	127	127
Apptio, Inc.	538	2,154
AQ Helios Buyer, Inc. (dba SurePoint)	7,506	8,888
Assembly Intermediate LLC	7,478	7,478
Bigchange Group Limited	3,614	3,459
Broadway Technology, LLC	1,090	1,090
BSI3 Menu Buyer, Inc (dba Kydia)	38	38
Bullhorn, Inc.	1,344	726
Businessolver.com, Inc.	4,595	4,595
Capitol Imaging Acquisition Corp.	180	38
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	4,277	4,753
CivicPlus LLC	1,217	1,217
Clearcourse Partnership Acquireco Finance Limited	7,757	8,951
CloudBees, Inc.	738	738
Coding Solutions Acquisition, Inc.	5,944	6,156
CorePower Yoga LLC	1,687	1,125
Coretrust Purchasing Group LLC	226	226
CST Buyer Company (dba Intoxalock)	78	78
DECA Dental Holdings LLC	5,246	5,360
Diligent Corporation	2,170	2,170
Elemica Parent, Inc.	163	—
Eptam Plastics, Ltd.	1,134	2,042
ESO Solutions, Inc	3,620	3,620
Experity, Inc.	81	81
Frontgrade Technologies Holdings Inc.	101	—
Fullsteam Operations LLC	2,610	2,642
Gainsight, Inc.	5,320	5,320
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,225	1,716
Governmentjobs.com, Inc. (dba NeoGov)	19,428	19,428
GS AcquisitionCo, Inc. (dba Insightsoftware)	982	982
HealthEdge Software, Inc.	12,033	13,300
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Honor HN Buyer, Inc	21,000	21,001
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	2,004	2,344
HumanState Limited (dba PayProp)	12,175	11,932
iCIMS, Inc.	15,459	15,910
Intelligent Medical Objects, Inc.	3,894	4,192
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
iWave Information Systems, Inc.	109	109
Kaseya Inc.	2,200	2,200
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	49	113
Lithium Technologies, Inc.	3,066	3,066
MerchantWise Solutions, LLC (dba HungerRush)	4,516	4,485
Millstone Medical Outsourcing, LLC	1,774	1,774
MRI Software LLC	1,612	1,612

	Unfunded Commitment Balances(1)
	March 31, 2023	December 31, 2022
NFM & J, L.P. (dba the Facilities Group)	$5,126	$6,054
One GI LLC	44	3,654
PDDS Holdco, Inc. (dba Planet DDS)	6,128	6,128
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc	2,550	2,550
PPT Management Holdings, LLC.	97	123
Premier Care Dental Management, LLC	1,730	3,602
Premier Imaging, LLC (dba Lucid Health)	4,110	4,110
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	3,445	3,445
Qualawash Holdings, LLC	2,137	3,359
Riverpoint Medical, LLC	4,094	4,094
Rodeo Buyer Company (dba Absorb Software)	2,371	3,048
Rubrik,Inc.	2,310	2,310
Smarsh, Inc.	4,666	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	9,300	9,300
SpendMend, LLC	216	238
Spotless Brands, LLC	33	33
StarCompliance Intermediate, LLC	1,775	1,875
Sundance Group Holdings, Inc. (dba NetDocuments)	4,433	4,925
Sunstar Insurance Group, LLC	4,372	7,996
Superman Holdings, LLC (dba Foundation Software)	122	122
Sweep Purchaser LLC	2,089	3,724
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	2,467	2,467
Total Vision LLC	10,464	10,464
Trader Corporation	18	17
USN Opco LLC (dba Global Nephrology Solutions)	5,880	5,880
Volt Bidco, Inc. (dba Power Factors)	5,555	6,612
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	3,514	4,225
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	6,600
Whitewater Holding Company LLC	2,725	3,944
Wine.com, LLC	1,541	1,541
WorkForce Software, LLC	1,894	631
Xactly Corporation	3,874	—
Zarya Intermediate, LLC (dba iOFFICE)	7,987	7,987
Acquia, Inc.	—	1,346
Thrasio, LLC	—	14,686
CORA Health Holdings Corp	—	8,514
Total 1st Lien/Senior Secured Debt	$319,295	$364,529
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	5,929	6,516
Total 1st Lien/Last-Out Unitranche	$5,929	$6,516
Total	$325,224	$371,045

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

For the three months ended March 31, 2023, there were no shares issued through ATM offerings.

On March 9, 2023, the Company completed a follow-on offering (the "March Offering") under its shelf registration statement, issuing 6,500,000 shares of its common stock at a price to the underwriters of $15.09 per share. Net of offering and underwriting costs, the Company received cash proceeds of $97,593.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45	101,249	*
For the Three Months Ended March 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45	65,180

* In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets from operations	$28,063	$40,158
Weighted average shares outstanding	104,591,739	101,866,172
Basic and diluted earnings (loss) per share	$0.27	$0.39

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the three months ended March 31, 2022 was less than the conversion price for the Convertible Notes, which matured and were fully repaid on April 1, 2022 in accordance with their terms. Therefore, for the three months ended March 31, 2022, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2023		March 31, 2022
Per Share Data:(1)
NAV, beginning of period	$14.61		$15.86
Net investment income	0.46		0.49
Net realized and unrealized gains (losses)(2)	(0.21)		(0.10)
Income tax provision, realized and unrealized gains	—	(3)	—	(3)
Net increase in net assets from operations	0.25		0.39
Issuance of common stock, net underwriting and offering costs	0.03		—
Distributions declared	(0.45)		(0.45)
Total increase (decrease) in net assets	(0.17)		(0.06)
NAV, end of period	$14.44		$15.80
Market price, end of period	$13.65		$19.61
Shares outstanding, end of period	109,463,144		101,885,413
Weighted average shares outstanding	104,591,739		101,866,172
Total return based on NAV(4)	1.98%		2.09%
Total return based on market value(5)	2.66%		4.88%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,580,445		$1,609,951
Ratio of net expenses to average net assets	15.88%		7.08%
Ratio of net expenses before voluntary waivers to average net assets	16.41%		8.98%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.17%		2.98%
Ratio of interest and other debt expenses to average net assets	7.28%		3.94%
Ratio of net incentive fees to average net assets	5.43%		0.16%
Ratio of total expenses to average net assets	16.41%		8.98%
Ratio of net investment income to average net assets	12.82%		12.62%
Portfolio turnover	1%		4%

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
(6)
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

On May 3, 2023, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 27, 2023 to holders of record as of June 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2023, we originated more than $6.91 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2022.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,198.57	$3,139.51	$3,174.53	$3,129.55
First Lien/Last-Out Unitranche	121.04	115.68	120.25	116.23
Second Lien/Senior Secured Debt	221.28	169.87	255.35	174.33
Unsecured Debt	9.39	8.15	8.79	7.63
Preferred Stock	48.26	44.89	48.26	42.38
Common Stock	81.12	36.56	82.01	35.49
Warrants	1.85	0.24	1.85	0.61
Total Investments	$3,681.51	$3,514.90	$3,691.04	$3,506.22

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.9%	12.6%	11.4%	11.9%
First Lien/Last-Out Unitranche(2) (3)	12.9	16.8	12.5	15.2
Second Lien/Senior Secured Debt(2)	12.1	19.2	10.8	18.9
Unsecured Debt(2)	14.5	16.8	14.4	16.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.6%	12.8%	11.0%	12.1%

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

As of March 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.6% and 12.8%, as compared to 11.0% and 12.1%, as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased market volatility and widening of credit spreads. Within the First Lien/Last-Out Unitranche, the increase in weighted average yield at fair value was also primarily driven by the underperformance of Doxim, Inc. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, National Spine and Pain Centers, LLC.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2023	December 31, 2022
Number of portfolio companies	133	134
Percentage of performing debt bearing a floating rate(1)	99.7%	99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	0.3%	0.8%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.2%	11.7%
Weighted average yield on debt and income producing investments, at fair value(3)	13.2%	12.5%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	6.1x
Weighted average interest coverage(4)	1.6x	1.6x
Median EBITDA(4)	$52.63 million	$49.62 million
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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 42.0% and 41.8%, of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$129.89	3.7%	$—	—%
Grade 2	3,249.25	92.4	3,402.96	97.1
Grade 3	115.02	3.3	91.55	2.6
Grade 4	20.74	0.6	11.71	0.3
Total Investments	$3,514.90	100.0%	$3,506.22	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $129.89 million being upgraded from grade 2 due to the potential exit. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $12.05 million being downgraded from grade 2 due to financial underperformance. The increase in investments with a grade 3 investment performance rating was driven by an investment with fair value of $29.18 million being downgraded from grade 2 due to financial underperformance, offset by the repayment of an investment with fair value of $5.87 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,622.88	98.4%	$3,613.76	97.9%
Non-accrual	58.63	1.6	77.28	2.1
Total Investments	$3,681.51	100.0%	$3,691.04	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$2.10	$130.46
Second Lien/Senior Secured Debt	—	1.80
Total	$2.10	$132.26
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$12.52	$59.32
First Lien/Last-Out Unitranche	0.11	60.99
Total	$12.63	$120.31
Net increase (decrease) in portfolio	$(10.53)	$11.95
Number of new portfolio companies with new investment commitments	1	4
Total new investment commitment amount in new portfolio companies	$1.05	$39.90
Average new investment commitment amount in new portfolio companies	$1.05	$9.98
Number of existing portfolio companies with new investment commitments	1	11
Total new investment commitment amount in existing portfolio companies	$1.05	$92.36
Weighted average remaining term for new investment commitments (in years)(2)	5.2	5.1
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.1%	7.4%
Weighted average yield on new investment commitments(5)	11.1%	7.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.0%	7.7%
Weighted average yield on investments sold or repaid(7)	11.0%	7.7%

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
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Total investment income	$107.40	$78.30
Net expenses	58.64	27.32
Net investment income before taxes	48.76	50.98
Income tax expense, including excise tax	0.77	0.83
Net investment income after taxes	47.99	50.15
Net realized gain (loss) on investments	(36.26)	(2.66)
Net unrealized appreciation (depreciation) on investments	18.21	(8.16)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(1.49)	1.06
Net realized and unrealized gains (losses)	(19.54)	(9.76)
Income tax (provision) benefit for realized and unrealized gains	(0.39)	(0.23)
Net increase in net assets from operations	$28.06	$40.16

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

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Net investment income after taxes	$47.99	$50.15
Less: Purchase Discount amortization	0.92	4.31
Adjusted net investment income after taxes	$47.07	$45.84

Net realized and unrealized gains (losses)	$(19.54)	$(9.76)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(1.42)	(4.31)
Less: Realized gain (loss) due to the Purchase Discount	0.50	—
Adjusted net realized and unrealized gains (losses)	$(18.62)	$(5.45)

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest	$98.64	$71.77
Dividend income	0.11	0.07
Payment-in-kind income	7.76	5.24
Other income	0.89	1.22
Total Investment Income	$107.40	$78.30

In the table above:

•
Interest income from investments increased from $71.77 million for the three months ended March 31, 2022 to $98.64 million for the three months ended March 31, 2023. The increase is primarily driven by the increase in rising base interest rates on our variable rate investments and the increase in the size of our portfolio, slightly offset by the decrease in repayment activities. The amortized cost of the portfolio increased from $3,514.21 million as of March 31, 2022 to $3,681.51 million as of March 31, 2023. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $3.37 million for the three months ended March 31, 2022 and $0.22 million for the three months ended March 31, 2023.
•
PIK income from investments increased from $5.24 million for the three months ended March 31, 2022 to $7.76 million for the three months ended March 31, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest and other debt expenses	$27.26	$15.67
Incentive fees	22.30	8.19
Management fees	8.92	8.82
Professional fees	0.88	0.88
Directors’ fees	0.21	0.20
Other general and administrative expenses	1.06	1.11
Total Expenses	$60.63	$34.87
Fee waivers	(1.99)	(7.55)
Net Expenses	$58.64	$27.32

In the table above:

•
Interest and other debt expenses increased from $15.67 million for the three months ended March 31, 2022 to $27.26 million for the three months ended March 31, 2023. The increase is driven by the rising base interest rates and the increase in debt borrowing.
•
Incentive fees increased from $8.19 million for the three months ended March 31, 2022 to $22.30 million for the three months ended March 31, 2023. The increase is primarily driven by the performance of the investment portfolio for the twelve quarters ended March 31, 2023 as compared to the twelve quarters ended March 31, 2022. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
For the three months ended March 31, 2023, our Investment Adviser voluntarily waived incentive fees by $1.99 million. For the three months ended March 31, 2022, our Investment Adviser voluntarily waived incentive fees by $7.55 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Bolttech Mannings, Inc.	$—	$(2.04)
National Spine and Pain Centers, LLC	(36.27)	—
Experity, Inc.	—	(0.62)
Other, net	0.01	—	(1)
Net realized gain (loss) on investments	$(36.26)	$(2.66)

(1)
Amount rounds to less than $0.01.

For the three months ended March 31, 2023, net realized losses were driven by the exit of our investments in one portfolio company. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $36.27 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Unrealized appreciation	$43.20	$12.08
Unrealized depreciation	(24.98)	(20.23)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$18.22	$(8.15)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2023
Portfolio Company:	($ in millions)
National Spine and Pain Centers, LLC	$36.27
Broadway Parent, LLC	1.09
Volt Bidco, Inc. (dba Power Factors)	0.74
Iracore International Holdings, Inc.	0.63
CloudBees, Inc.	0.59
Doxim, Inc.	(1.31)
Wine.com, LLC	(1.52)
Ansira Partners, Inc.	(1.66)
MPI Engineered Technologies, LLC	(2.57)
Zep Inc.	(2.99)
Other, net(1)	(11.05)
Total	$18.22

(1)
Includes gross unrealized appreciation of $3.88 million and gross unrealized depreciation of $(14.93) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, partially offset by the unrealized depreciation resulting from the increase in market volatility and widening credit spreads.

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

(1)
Includes gross unrealized appreciation of $4.88 million and gross unrealized depreciation of $(11.30) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 181% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On May 26, 2022, we entered into (i) an equity distribution agreement by and among us, GSAM and Truist Securities, Inc. and (ii) an equity distribution agreement by and among us, GSAM and SMBC Nikko Securities America, Inc.

For the three months ended March 31, 2023, there were no shares issued through ATM offerings.

On March 9, 2023, we completed a follow-on offering (the "March Offering") under our shelf registration statement, issuing 6,500,000 shares of our common stock at a price to the underwriters of $15.09 per share. Net of offering and underwriting costs, we received cash proceeds of $97.59 million.

For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

Common Stock Repurchase Plan

In November 2021, our Board of Directors approved and authorized a new common stock repurchase plan (the “10b5-1 Plan”), which provides for us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. The 10b5-1 Plan became effective on August 17, 2022 and commenced on September 16, 2022. The 10b5-1 Plan will expire on August 17, 2023. The 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering on March 1, 2023 and remains suspended as of May 4, 2023. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering. For the three months ended March 31, 2023, we did not repurchase any of our common stock pursuant to the 10b5-1 Plan or otherwise.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2023:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
Revolving Credit Facility(1)	$1,083.34	$—	$—	$1,083.34	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, we had outstanding borrowings denominated in USD of $984.17 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 46.75 million and Canadian Dollar (CAD) of 0.82 million.

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

For further details, see Note 6 “Debt — Revolving Credit Facility” to our consolidated financial statements included in this report.

Convertible Notes

On October 3, 2016, we closed an offering of $115.00 million aggregate principal amount of 4.50% unsecured convertible notes, which included $15.00 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, we closed an offering of $40.00 million in additional aggregate principal amount (the “Additional Convertible Notes” and, together with the Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms and were fungible with and part of the Initial Convertible Notes. The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022 in accordance with their terms, using proceeds from the Revolving Credit Facility. For further details, see Note 6 “Debt—Convertible Notes” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$319.30	$364.53
First Lien/Last-Out Unitranche	5.92	6.52
Total	$325.22	$371.05

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

RECENT DEVELOPMENTS

On May 3, 2023, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 27, 2023 to holders of record as of June 30, 2023.

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

As of March 31, 2023 and December 31, 2022, on a fair value basis, approximately 0.3% and 0.8% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.7% and 99.2% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$85.54	$(29.60)	$55.94
Up 200 basis points	57.02	(19.73)	37.29
Up 100 basis points	28.51	(9.87)	18.64
Up 75 basis points	21.38	(7.40)	13.98
Up 50 basis points	14.26	(4.93)	9.33
Up 25 basis points	7.13	(2.47)	4.66
Down 25 basis points	(7.13)	2.47	(4.66)
Down 50 basis points	(14.26)	4.93	(9.33)
Down 75 basis points	(21.38)	7.40	(13.98)
Down 100 basis points	(28.51)	9.87	(18.64)
Down 200 basis points	(57.02)	19.73	(37.29)
Down 300 basis points	(85.46)	29.60	(55.86)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

EXHIBIT NO.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on October 13, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on December 20, 2021).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: May 4, 2023	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 4, 2023	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 4, 2023	/s/ David Pessah
David Pessah Chief Financial Officer and Treasurer (Principal Financial Officer)