Form 10-Q
period 2023-06-30
Goldman Sachs BDC, Inc.
filed 2023-08-03
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, there were 109,563,525 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Adviser”), the investment adviser of the Company;
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
•
the impact of elevated inflation and rising interest rates and the risk of recession on our portfolio companies;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,616,571 and $3,598,963)	$3,507,224	$3,465,225
Non-controlled affiliated investments (cost of $71,299 and $69,712)	42,755	40,991
Controlled affiliated investments (cost of $22,366 and $22,366)	—	—
Total investments, at fair value (cost of $3,710,236 and $3,691,041)	$3,549,979	$3,506,216
Cash	42,414	39,602
Interest and dividends receivable	32,081	31,779
Deferred financing costs	11,317	12,772
Other assets	1,643	942
Total assets	$3,637,434	$3,591,311
Liabilities
Debt (net of debt issuance costs of $7,107 and $8,741)	$1,955,014	$2,012,660
Interest and other debt expenses payable	12,730	13,309
Management fees payable	8,970	9,063
Incentive fees payable	7,837	—
Distribution payable	49,259	46,283
Unrealized depreciation on foreign currency forward contracts	613	484
Accrued offering costs	328	—
Accrued expenses and other liabilities	5,833	7,118
Total liabilities	$2,040,584	$2,088,917
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 109,463,144 and 102,850,589 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	109	103
Paid-in capital in excess of par	1,809,154	1,709,914
Distributable earnings (loss)	(210,992)	(206,202)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,596,850	$1,502,394
Total liabilities and net assets	$3,637,434	$3,591,311
Net asset value per share	$14.59	$14.61

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$101,952	$71,680	$200,082	$143,279
Payment-in-kind income	8,735	4,366	16,452	9,112
Other income	664	949	1,546	2,166
From non-controlled affiliated investments:
Dividend income	138	56	245	125
Interest income	532	190	1,039	349
Payment-in-kind income	51	212	100	452
Other income	11	—	23	—
From controlled affiliated investments:
Payment-in-kind income	—	—	—	259
Interest income	—	—	—	16
Total investment income	$112,083	$77,453	$219,487	$155,758
Expenses:
Interest and other debt expenses	$27,775	$16,177	$55,039	$31,844
Incentive fees	7,837	3,833	30,139	12,023
Management fees	8,970	8,959	17,891	17,776
Professional fees	888	867	1,766	1,745
Directors’ fees	208	204	415	407
Other general and administrative expenses	1,026	1,148	2,083	2,260
Total expenses	$46,704	$31,188	$107,333	$66,055
Fee waivers	$—	$(4,179)	$(1,986)	$(11,724)
Net expenses	$46,704	$27,009	$105,347	$54,331
Net investment income before taxes	$65,379	$50,444	$114,140	$101,427
Income tax expense, including excise tax	$877	$832	$1,652	$1,665
Net investment income after taxes	$64,502	$49,612	$112,488	$99,762
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2,953)	$(4,431)	$(39,214)	$(5,054)
Controlled affiliated investments	—	—	—	(2,035)
Foreign currency forward contracts	—	51	—	81
Foreign currency and other transactions	(5)	(69)	195	(848)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	5,881	(27,585)	24,391	(38,959)
Non-controlled affiliated investments	472	(559)	177	1,944
Controlled affiliated investments	—	(1,777)	—	(1,061)
Foreign currency forward contracts	(88)	22	(129)	46
Foreign currency translations and other transactions	(1,975)	3,299	(3,625)	5,077
Net realized and unrealized gains (losses)	$1,332	$(31,049)	$(18,205)	$(40,809)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$(170)	$114	$(556)	$(118)
Net increase (decrease) in net assets from operations	$65,664	$18,677	$93,727	$58,835
Weighted average shares outstanding	109,463,144	101,970,098	107,040,899	101,918,422
Net investment income per share (basic and diluted)	$0.59	$0.49	$1.05	$0.98
Earnings (loss) per share (basic and diluted)	$0.60	$0.18	$0.88	$0.58

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net assets at beginning of period	$1,580,445	$1,609,951	$1,502,394	$1,614,400
Increase (decrease) in net assets from operations:
Net investment income	$64,502	$49,612	$112,488	$99,762
Net realized gain (loss)	(2,958)	(4,449)	(39,019)	(7,856)
Net change in unrealized appreciation (depreciation)	4,290	(26,600)	20,814	(32,953)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(170)	114	(556)	(118)
Net increase (decrease) in net assets from operations	$65,664	$18,677	$93,727	$58,835
Distributions to stockholders from:
Distributable earnings	$(49,259)	$(45,934)	$(98,517)	$(91,782)
Total distributions to stockholders	$(49,259)	$(45,934)	$(98,517)	$(91,782)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$—	$1,793	$97,556	$1,793
Reinvestment of stockholder distributions	—	1,185	1,690	2,426
Net increase in net assets from capital transactions	$—	$2,978	$99,246	$4,219
Total increase (decrease) in net assets	$16,405	$(24,279)	$94,456	$(28,728)
Net assets at end of period	$1,596,850	$1,585,672	$1,596,850	$1,585,672
Distributions per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase in net assets from operations:	$93,727	$58,835
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(107,400)	(384,813)
Payment-in-kind interest capitalized	(15,913)	(9,931)
Proceeds from sales of investments and principal repayments	77,043	254,976
Net realized (gain) loss	39,214	7,106
Net change in unrealized (appreciation) depreciation on investments	(24,568)	38,076
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	121	(82)
Amortization of premium and accretion of discount, net	(12,138)	(18,847)
Amortization of deferred financing and debt issuance costs	3,090	3,150
Amortization of original issue discount on convertible notes	—	118
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(263)
(Increase) decrease in interest and dividends receivable	(302)	1,426
(Increase) decrease in other assets	(701)	(2,435)
Increase (decrease) in interest and other debt expenses payable	(466)	(1,557)
Increase (decrease) in management fees payable	(93)	242
Increase (decrease) in incentive fees payable	7,837	(760)
Increase (decrease) in accrued expenses and other liabilities	(1,285)	(713)
Net cash provided by (used for) operating activities	$58,166	$(55,472)
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$98,085	$2,233
Offering costs paid	(201)	(127)
Distributions paid	(93,851)	(89,240)
Deferred financing and debt issuance costs paid	(115)	(2,883)
Borrowings on debt	173,720	542,463
Repayments of debt	(233,000)	(386,000)
Net cash provided by (used for) financing activities	$(55,362)	$66,446
Net increase (decrease) in cash	$2,804	$10,974
Effect of foreign exchange rate changes on cash and cash equivalents	8	36
Cash, beginning of period	39,602	33,764
Cash, end of period	$42,414	$44,774
Supplemental and non-cash activities
Interest expense paid	$51,419	$28,383
Accrued but unpaid excise tax expense	$1,967	$643
Accrued but unpaid distributions	$49,259	$45,934
Reinvestment of stockholder distributions	$1,690	$2,426
Exchange of investments	$3,571	$18,660

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 198.48%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.39%	S + 6.00%	11/06/26		$9,194	$9,110	$9,079	(5) (6) (7)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	12.45%	P + 6.00%	11/06/26		919	874	871	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.70%	CDN P + 4.75%	11/06/26	CAD	454	339	338	(5) (6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.01%	S + 6.50%	12/16/26		13,250	13,149	12,521	(7)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.01%	S + 6.50%	12/16/26		2,018	1,970	1,907	(7)
A Place For Mom, Inc.	Diversified Consumer Services	9.69%	L + 4.50%	02/10/26		7,278	7,263	6,550
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.48%	S + 6.25%	03/10/27		16,141	15,869	15,818	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.48%	S + 6.25%	03/10/27		1,689	1,675	1,655	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.48%	S + 6.25%	03/10/27		1,220	774	769	(6) (7) (8)
Acquia, Inc.	Software	12.34%	L + 7.00%	10/31/25		42,164	41,118	41,321	(6) (7)
Acquia, Inc.	Software	12.29%	L + 7.00%	10/31/25		3,268	2,506	2,484	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.74%	S + 5.50%	05/08/28		26,262	25,817	25,868	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		2,530	(41)	(38)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		7,120	(58)	(107)	(6) (7) (8)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		5,712	5,276	657	(7) (9)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		347	325	40	(7) (9)
Ansira Partners, Inc.	Professional Services	15.24%	S + 10.00% (incl. 8.00% PIK)	12/20/24		158	36	32	(6) (7) (8) (10)
Apptio, Inc.	IT Services	10.20%	S + 5.00%	01/10/25		79,154	77,741	78,362	(6) (7)
Apptio, Inc.	IT Services	10.20%	S + 5.00%	01/10/25		5,385	1,585	1,562	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.28%	S + 7.00%	07/01/26		39,210	38,681	38,034	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.17%	S + 8.00%	07/01/26		6,600	5,219	5,186	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.28%	S + 8.00%	07/01/26		2,339	2,339	2,327	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(56)	(137)	(6) (7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	10.65%	S + 5.50%	12/03/27		21,670	21,332	21,020	(6) (7)
Aria Systems, Inc.	Diversified Financial Services	13.22%	S + 8.00%	06/30/26		26,982	26,669	25,902	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.74%	S + 6.50%	06/28/30		2,942	2,868	2,868	(6)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30		679	(8)	(8)	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services	11.84%	S + 6.50%	10/19/27		43,991	43,314	43,551	(6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.84%	S + 6.50%	10/19/27		10,998	6,027	6,049	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.50%	10/19/27		4,399	(64)	(44)	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	13.00%	L + 7.50%	09/01/26		3,757	3,757	3,644	(5) (7) (11)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	9.87%	L + 4.50%	12/24/23		6,984	6,913	6,775
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25% PIK	05/31/26		2,667	2,573	2,600	(7) (9)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25% PIK	05/31/26		943	775	783	(7) (9)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	14.86%	S + 6.00% PIK	05/31/26		416	168	168	(7) (8)
Bigchange Group Limited	Software	10.93%	SN + 6.00%	12/23/26	GBP	11,990	15,847	14,885	(5) (6) (7)
Bigchange Group Limited	Software	10.93%	SN + 6.00%	12/23/26	GBP	1,795	1,946	1,956	(5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(47)	(69)	(5) (6) (7) (8)
Broadway Technology, LLC	Diversified Financial Services	11.89%	S + 6.50%	01/08/26		25,513	25,204	25,385	(6) (7)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,090	(14)	(5)	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	11.22%	S + 6.00%	01/25/28		962	948	914	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		38	(1)	(2)	(6) (7) (8)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		26,155	25,437	25,763	(6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		4,657	4,641	4,588	(6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		1,210	1,199	1,192	(6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		542	528	534	(6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		432	420	426	(6) (7)
Bullhorn, Inc.	Professional Services		S + 5.75%	09/30/26		1,344	(12)	(20)	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.84%	S + 5.50%	12/01/27		18,436	18,292	18,251	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Businessolver.com, Inc.	Health Care Technology	10.84%	S + 5.50%	12/01/27		$5,023	$407	$377	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.72%	S + 6.50%	10/01/26		17,746	17,501	17,214	(6) (7)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.72%	S + 6.50%	10/01/26		794	772	770	(6) (7)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		P + 5.50%	10/01/25		180	(2)	(5)	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		19,321	19,094	18,258	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		3,353	3,297	3,169	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		1,976	1,967	1,868	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment	11.84%	S + 6.50%	12/31/27		31,022	30,527	30,169	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27		3,140	(47)	(86)	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.61%	S + 6.75%	05/18/29		45,736	44,160	44,479	(6) (7)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.76%	S + 6.75%	05/18/29		4,753	1,191	1,153	(6) (7) (8)
CivicPlus LLC	Software	12.23%	L + 6.50% (incl. 2.50% PIK)	08/24/27		6,407	6,300	6,263	(6) (7)
CivicPlus LLC	Software	12.23%	L + 6.50% (incl. 2.50% PIK)	08/24/27		6,353	6,249	6,210	(6) (7)
CivicPlus LLC	Software	12.23%	L + 6.50% (incl. 2.50% PIK)	08/24/27		3,010	2,958	2,942	(6) (7)
CivicPlus LLC	Software	11.15%	L + 6.25%	08/24/27		1,217	200	192	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 8.25% (incl. 0.75% PIK)	07/25/28	GBP	13,378	15,782	16,522	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.68%	SN + 7.50%	07/25/28	GBP	11,620	6,638	6,823	(5) (6) (7) (8)
CloudBees, Inc.	Software	12.22%	S + 7.00% (incl. 2.50% PIK)	11/24/26		29,104	27,787	28,667	(6) (7)
CloudBees, Inc.	Software	12.22%	S + 7.00% (incl. 2.50% PIK)	11/24/26		13,175	11,823	12,239	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.60%	S + 5.50%	05/11/28		14,755	14,497	14,386	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.60%	S + 5.50%	05/11/28		2,120	391	371	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.58%	S + 5.50%	05/11/28		4,459	424	355	(6) (7) (8)
Computer Services, Inc.	Diversified Financial Services	12.03%	S + 6.75%	11/15/29		998	969	973	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	11.16%	S + 5.75%	06/15/27		22,477	22,239	18,881	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	11.16%	S + 5.75%	06/15/27		379	375	318	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services	12.54%	L + 7.00% (incl. 5.00% PIK)	05/14/25		26,944	25,518	22,633	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25		1,687	(80)	(270)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services	11.85%	S + 6.75%	10/01/29		771	749	751	(6) (7)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(3)	(3)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(2)	(3)	(6) (7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.95%	S + 6.75%	11/01/28		909	884	886	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.75%	11/01/28		86	(2)	(2)	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.09%	S + 5.75%	08/28/28		21,290	20,955	20,439	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	11.09%	S + 5.75%	08/28/28		7,373	2,167	1,946	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.09%	S + 5.75%	08/26/27		1,711	1,572	1,528	(6) (7) (8)
Diligent Corporation	Professional Services	9.66%	E + 6.25%	08/04/25		€37,482	42,814	40,798	(6) (7)
Diligent Corporation	Professional Services	11.45%	S + 6.25%	08/04/25		24,227	23,646	24,166	(6) (7)
Diligent Corporation	Professional Services	11.48%	S + 6.25%	08/04/25		3,100	1,457	1,480	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		6,912	6,636	6,635	(6) (7)
Elemica Parent, Inc.	Chemicals	11.00%	S + 5.50%	09/18/25		1,474	1,451	1,415	(6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		1,355	1,315	1,301	(6) (7)
Elemica Parent, Inc.	Chemicals	10.82%	S + 5.50%	09/18/25		930	907	893	(6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		552	543	530	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25		10,316	10,035	9,981	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.37%	S + 6.00%	12/06/25		5,654	5,566	5,541	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25		4,853	4,804	4,696	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25		4,446	4,384	4,302	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.71%	S + 5.50%	12/06/25		2,269	1,984	1,968	(6) (7) (8)
ESO Solutions, Inc	Health Care Technology	12.25%	S + 7.00%	05/03/27		39,908	39,345	39,309	(6) (7)
ESO Solutions, Inc	Health Care Technology	12.33%	S + 7.00%	05/03/27		3,620	2,125	2,118	(6) (7) (8)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Everest Clinical Research Corporation	Professional Services	11.39%	S + 6.00%	11/06/26	$5,771	$5,670	$5,699	(5) (6) (7)
Experity, Inc.	Health Care Technology	11.09%	S + 5.75%	02/24/28	905	902	873	(6) (7)
Experity, Inc.	Health Care Technology	11.09%	S + 5.75%	02/24/28	81	18	16	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	11.99%	S + 6.75%	01/09/30	977	949	957	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	101	(3)	(2)	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	61,965	60,799	60,416	(6) (7)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	23,979	23,507	23,380	(6) (7)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	3,380	1,110	1,094	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	441	131	132	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	11,876	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	37,738	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	5,278	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/28	2,111	—	—	(6) (8)
Gainsight, Inc.	Software	11.58%	S + 6.75% PIK	07/30/27	47,237	46,706	46,056	(6) (7)
Gainsight, Inc.	Software	11.94%	S + 6.75% PIK	07/30/27	5,320	3,736	3,667	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.64%	S + 8.25% (incl. 3.75% PIK)	06/24/26	15,041	14,867	14,289	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.64%	S + 8.25% (incl. 3.75% PIK)	06/24/26	2,639	2,614	2,507	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.64%	S + 8.25% (incl. 3.75% PIK)	06/24/26	984	971	934	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (incl. 3.75% PIK)	06/24/26	1,880	(21)	(94)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.15%	S + 7.00% (incl. 1.50% PIK)	01/29/27	29,102	28,622	28,957	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.15%	S + 6.00%	01/29/27	3,762	3,707	3,743	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.55%	S + 6.50%	01/29/27	2,583	777	788	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.70%	S + 5.50%	12/01/28	41,857	41,772	41,125	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.70%	S + 5.50%	12/02/27	4,710	1,757	1,684	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	14,718	(14)	(258)	(6) (7) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	11.14%	S + 5.75%	05/22/26	24,440	24,244	23,707	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	11.14%	S + 5.75%	05/22/26	982	319	298	(6) (8)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.70%	S + 4.50%	06/30/25	6,257	6,236	5,596
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 7.00%	04/09/26	35,400	34,913	34,692	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 7.00%	04/09/26	3,299	3,299	3,233	(6) (7)
HealthEdge Software, Inc.	Health Care Technology		P + 6.00%	04/09/26	3,800	(50)	(76)	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	9,500	(61)	(190)	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.10%	S + 6.00%	12/15/26	18,891	18,677	18,654	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.27%	S + 6.00%	12/15/26	14,774	14,669	14,589	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.10%	S + 6.00%	12/15/26	7,784	7,677	7,687	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,363	(28)	(30)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.00%	S + 6.75%	06/13/28	2,813	2,728	2,728	(6)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(9)	(9)	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	1,875	(56)	(56)	(6) (8)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	13.97%	S + 8.75%	09/21/26	39,054	38,158	35,148	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.14%	S + 5.75%	10/15/27	23,991	23,624	23,511	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.04%	S + 5.75%	10/15/27	15,191	14,942	14,887	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 6.00%	10/15/27	9,990	4,033	3,958	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	13.00%	P + 4.75%	10/15/27	2,802	310	294	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.23%	S + 6.00%	10/23/26	34,868	34,499	33,125	(5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.32%	S + 6.50%	10/23/26	11,284	11,207	10,720	(5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.39%	S + 6.50%	10/23/26	10,696	10,625	10,161	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.95%	S + 6.75%	07/09/25	56,505	54,404	54,810	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.95%	S + 6.75%	07/09/25		$4,688	$3,111	$3,070	(6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services	10.58%	SN + 6.00%	11/23/28	GBP	17,000	20,227	21,266	(5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	2,600	(12)	(50)	(5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	7,270	4	(139)	(5) (6) (7) (8)
iCIMS, Inc.	Professional Services	12.38%	S + 7.25% (incl. 3.88% PIK)	08/18/28		44,972	44,290	43,398	(6) (7)
iCIMS, Inc.	Professional Services	11.99%	S + 6.75%	08/18/28		4,199	638	554	(6) (7) (8)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88% PIK)	08/18/28		10,829	—	(379)	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.09%	S + 6.00%	05/11/29		12,431	12,213	12,182	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.04%	S + 6.00%	05/11/29		2,983	771	744	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/28		1,490	(25)	(30)	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.89%	S + 5.00%	04/02/25		50,650	49,505	50,144	(6) (7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.50%	04/02/25		4,400	(39)	(44)	(6) (7) (8)
Iracore International Holdings, Inc.	Energy Equipment & Services	14.39%	S + 9.00%	04/12/24		2,361	2,361	2,337	(7) (11)
iWave Information Systems, Inc.	Software	12.14%	S + 6.75%	11/23/28		887	866	865	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		109	(2)	(3)	(5) (6) (7) (8)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29		18,500	18,253	18,222	(6) (7)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29		1,100	261	258	(6) (7) (8)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29		1,100	60	51	(6) (7) (8)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23		3,917	3,603	1,283	(5) (7) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23		3,318	800	—	(5) (7) (11) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.26%	S + 7.00%	03/18/27		994	981	974	(6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	13.08%	S + 8.00%	01/03/24		89,013	88,732	86,343	(6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	13.01%	S + 8.00%	01/03/24		5,110	3,567	3,424	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.28%	S + 6.75%	12/16/27		15,166	14,865	14,749	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.14%	S + 6.75%	12/16/26		2,200	2,160	2,139	(6) (7)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/09/26		218	142	142	(6) (7) (9) (11)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.24%	S + 6.00%	06/01/28		21,528	21,159	20,452	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.24%	S + 6.00%	06/01/28		5,417	3,526	3,348	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28		2,718	(45)	(136)	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27		10,193	10,032	9,989	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.25%	P + 5.00%	12/15/27		2,217	262	251	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.84%	S + 5.50%	02/10/26		23,099	22,414	22,291
MRI Software LLC	Real Estate Mgmt. & Development	10.84%	S + 5.50%	02/10/26		6,503	6,482	6,275
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/26		1,612	(20)	(56)	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.95%	S + 5.75%	11/30/27		16,994	16,729	16,484	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.11%	S + 5.75%	11/30/27		17,265	15,416	15,162	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27		2,992	(45)	(90)	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		22,529	22,278	21,177	(6) (7)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		12,025	11,866	11,304	(6) (7)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		9,263	9,161	8,707	(6) (7)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		6,642	6,500	6,200	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		3,610	3,571	3,393	(6) (7)
Output Services Group, Inc.	Diversified Consumer Services		S + 6.75% (incl. 1.50% PIK)	06/29/26		3,875	3,857	969	(9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28		24,090	23,666	23,608	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28		2,805	2,805	2,749	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28		2,255	2,235	2,210	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28		9,559	594	474	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28		1,815	(31)	(23)	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28		2,805	(24)	(35)	(6) (7) (8)
Picture Head Midco LLC	Entertainment	12.06%	S + 6.75%	08/31/23		45,077	44,804	44,176	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Pioneer Buyer I, LLC	Software	12.24%	S + 7.00% PIK	11/01/28	$27,849	$27,472	$27,292	(6) (7)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27	4,300	(63)	(86)	(6) (7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.36%	L + 6.25%	04/22/25	56,720	55,212	56,011	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	11.36%	L + 6.25%	04/22/25	905	897	893	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	11.36%	L + 6.25%	04/22/25	905	897	893	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	04/22/25	7,824	(97)	(98)	(6) (7) (8)
Pluralsight, Inc	Professional Services	13.04%	S + 8.00%	04/06/27	75,915	74,851	74,207	(6) (7)
Pluralsight, Inc	Professional Services	13.04%	S + 8.00%	04/06/27	5,100	2,483	2,435	(6) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.60%	S + 5.50%	08/05/28	18,541	18,252	17,382	(6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.60%	S + 5.50%	08/05/28	10,059	9,890	9,430	(6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services		S + 5.50%	08/05/27	3,052	(42)	(191)	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	27,277	26,581	26,596	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	7,588	7,529	7,398	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	6,062	6,014	5,911	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	5,753	1,600	1,500	(6) (7) (8)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	11.22%	S + 6.00%	07/06/26	35,084	34,605	34,558	(6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.25%	07/06/26	75	(1)	(1)	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.66%	L + 6.50%	01/30/26	18,948	18,733	18,759	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.66%	L + 6.50%	01/30/26	7,752	7,652	7,675	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	06/14/28	1,659	—	(17)	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,445	(36)	(34)	(5) (6) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	22,675	22,490	21,881	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	2,015	1,997	1,944	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	1,950	1,934	1,882	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	1,393	1,382	1,344	(6)
Purfoods, LLC	Health Care Providers & Services	11.49%	S + 6.25%	08/12/26	584	567	570	(6) (7)
Purfoods, LLC	Health Care Providers & Services	11.55%	S + 6.25%	08/12/26	394	388	385	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.11%	S + 5.00%	06/21/25	21,587	21,024	21,102	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.11%	S + 5.00%	06/21/25	1,635	1,624	1,598	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.19%	S + 5.00%	06/21/25	4,094	367	317	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.44%	S + 6.25%	05/25/27	21,167	20,868	20,902	(5) (6) (7)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.44%	S + 6.25%	05/25/27	3,387	1,310	1,312	(5) (6) (7) (8)
Rubrik, Inc.	Software	12.64%	S + 7.00%	06/10/27	35,173	34,590	34,470	(6) (7)
Rubrik, Inc.	Software	12.35%	S + 7.00%	06/10/27	4,020	2,899	2,819	(6) (7) (8)
Singlewire Software, LLC	Software	11.49%	S + 6.25%	05/10/29	871	845	845	(6)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	129	(4)	(4)	(6) (8)
Smarsh, Inc.	Software	11.84%	S + 6.50%	02/16/29	26,667	26,440	26,400	(7)
Smarsh, Inc.	Software	11.84%	S + 6.50%	02/16/29	6,667	3,290	3,267	(7) (8)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	1,667	(14)	(17)	(7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.22%	S + 6.00%	07/06/27	10,692	10,513	10,505	(6) (7) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	13.25%	S + 6.00%	07/06/27	7,400	1,406	1,350	(6) (7) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(31)	(33)	(6) (7) (8) (11)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.45%	S + 9.25% (incl. 3.50% PIK)	03/14/25	31,178	30,111	29,619	(6) (7) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.46%	S + 9.25% (incl. 3.50% PIK)	03/14/25	2,258	2,162	2,145	(6) (7)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.49%	S + 9.25% (incl. 3.50% PIK)	03/14/25	1,135	1,100	1,078	(6) (7) (10)
SpendMend, LLC	Health Care Providers & Services	10.86%	S + 5.75%	03/01/28	631	622	615	(6) (7)
SpendMend, LLC	Health Care Providers & Services	10.87%	S + 5.75%	03/01/28	277	114	110	(6) (7) (8)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
SpendMend, LLC	Health Care Providers & Services	11.14%	S + 5.75%	03/01/28	$83	$32	$31	(6) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.11%	S + 6.75%	07/25/28	215	209	209	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	11.89%	S + 6.75%	07/25/28	33	32	32	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.09%	S + 6.75%	01/12/27	15,600	15,397	15,366	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.09%	S + 6.75%	01/12/27	2,514	2,478	2,476	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.95%	S + 6.75%	01/12/27	2,500	695	687	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.41%	S + 6.25%	07/02/27	41,043	40,583	40,222	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.44%	S + 6.25%	07/02/27	12,313	12,138	12,067	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.49%	S + 6.25%	07/02/27	4,925	1,097	1,051	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	20,440	20,291	20,031	(6) (7)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	4,014	3,974	3,934	(6) (7)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	4,732	767	747	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	337	333	330	(6) (7)
Sunstar Insurance Group, LLC	Insurance	13.00%	S + 5.75%	10/09/26	374	119	117	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	4,000	—	—	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/30	600	—	—	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.50%	07/03/28	400	—	-	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.99%	S + 6.50%	08/31/27	31,317	30,828	30,535	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.99%	S + 6.50%	08/31/27	4,037	3,940	3,937	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.99%	S + 6.50%	08/31/27	947	918	924	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.50%	08/31/26	122	(2)	(3)	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.50%	08/31/27	952	(11)	(24)	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.09%	S + 5.75%	11/30/26	27,964	27,614	27,265	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.02%	S + 5.75%	11/30/26	8,877	8,765	8,656	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.02%	S + 5.75%	11/30/26	7,118	7,024	6,940	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.02%	S + 5.75%	11/30/26	4,945	4,871	4,821	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.09%	S + 5.75%	11/30/26	4,541	3,307	3,247	(6) (7) (8)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	11.60%	S + 6.50%	08/02/27	16,285	16,008	16,000	(6) (7)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	11.60%	S + 6.50%	08/02/27	816	786	802	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.70%	S + 5.50%	08/15/25	25,923	25,134	25,469	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.77%	S + 5.50%	08/15/25	7,857	7,755	7,720	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 5.50%	08/15/25	4,665	4,610	4,583	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.70%	S + 5.50%	08/15/25	4,565	3,580	3,572	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.85%	S + 5.50%	08/15/25	2,117	642	621	(6) (7) (8)
Thrasio, LLC	Internet & Direct Marketing Retail	12.50%	S + 7.00%	12/18/26	38,932	38,479	35,039	(6) (7)
Total Vision LLC	Health Care Providers & Services	11.33%	S + 6.00%	07/15/26	16,929	16,673	16,633	(6) (7)
Total Vision LLC	Health Care Providers & Services	11.33%	S + 6.00%	07/15/26	4,981	4,915	4,894	(6) (7)
Total Vision LLC	Health Care Providers & Services	11.35%	S + 6.00%	07/15/26	10,388	3,006	2,926	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.29%	S + 6.00%	07/15/26	2,479	2,447	2,436	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26		$1,270	$(16)	$(22)	(6) (7) (8)
Trader Corporation	Automobiles	11.96%	C + 6.75%	12/21/29	CAD	316	229	233	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	—	(5) (6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26		21,542	21,269	20,896	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26		7,488	7,387	7,263	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26		9,643	4,760	4,556	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26		3,023	1,904	1,850	(6) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.44%	L + 6.25%	07/02/25		30,980	29,998	30,670	(6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.24%	S + 7.00%	08/11/27		34,826	34,286	34,216	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.24%	S + 7.00%	08/11/27		6,536	5,737	5,622	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 7.00%	08/11/27		3,685	(54)	(64)	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.72%	S + 5.50%	06/29/27		32,416	32,068	31,444	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		944	(10)	(28)	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.11%	S + 6.75%	01/18/28		25,126	23,734	24,372	(6) (7)
WebPT, Inc.	Health Care Technology	11.98%	S + 6.75%	01/18/28		5,534	5,467	5,368	(6) (7)
WebPT, Inc.	Health Care Technology	12.01%	S + 6.75%	01/18/28		2,617	1,321	1,267	(6) (7) (8)
WebPT, Inc.	Health Care Technology	14.00%	P + 5.75%	01/18/28		2,617	695	669	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.86%	S + 5.50%	01/20/27		21,668	21,384	21,343	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		2,600	(31)	(39)	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		4,000	(29)	(60)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.14%	S + 5.75%	12/21/27		17,256	16,983	16,695	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.16%	S + 5.75%	12/21/27		5,792	5,697	5,604	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.14%	S + 5.75%	12/21/27		5,756	5,665	5,569	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.32%	S + 6.00%	12/21/27		2,699	1,774	1,747	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27		2,340	(36)	(76)	(6) (7) (8)
Wine.com, LLC	Beverages	12.35%	S + 7.00%	11/14/24		15,400	15,405	15,400	(6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	$5,707	$7,672	$9,454	(6) (7) (9) (10)
Wine.com, LLC	Beverages	12.35%	S + 7.00%	11/14/24	3,700	3,703	3,700	(6) (7)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	1,541	673	1,012	(6) (7) (8) (9) (10)
WorkForce Software, LLC	Software	12.66%	S + 7.25% (incl. 3.00% PIK)	07/31/25	22,867	22,339	22,353	(6) (7)
WorkForce Software, LLC	Software	12.66%	S + 7.25% (incl. 3.00% PIK)	07/31/25	3,225	3,187	3,152	(6) (7)
WorkForce Software, LLC	Software	12.66%	S + 7.25% (incl. 3.00% PIK)	07/31/25	2,371	2,338	2,317	(6) (7)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	1,894	(18)	(43)	(6) (7) (8)
WSO2, Inc.	IT Services	12.85%	S + 7.50% (incl. 3.00% PIK)	11/04/26	32,538	32,098	31,887	(6) (7)
Xactly Corporation	IT Services	12.61%	S + 7.25%	07/31/25	62,025	61,255	61,095	(6) (7)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	3,874	(42)	(58)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.76%	S + 6.50%	07/01/27	76,666	76,666	75,899	(6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.73%	S + 6.50%	07/01/27	7,987	1,141	1,061	(6) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	13.54%	L + 8.00%	12/21/26	50,230	49,269	43,826	(6) (7)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	13.54%	L + 8.00%	12/22/25	7,500	7,384	6,544	(6) (7)
Total 1st Lien/Senior Secured Debt						3,225,062	3,169,436
1st Lien/Last-Out Unitranche (13) - 7.34%
Doxim, Inc.	Diversified Financial Services	11.59%	S + 6.40%	08/31/24	$38,967	$38,287	$36,629	(6) (7)
Doxim, Inc.	Diversified Financial Services	11.94%	S + 6.75%	08/31/24	24,625	24,405	23,148	(6) (7)
Doxim, Inc.	Diversified Financial Services	11.59%	S + 6.40%	08/31/24	22,863	22,371	21,491	(6) (7)
Doxim, Inc.	Diversified Financial Services	12.19%	S + 7.00%	08/31/24	6,632	6,570	6,250	(6) (7)
Doxim, Inc.	Diversified Financial Services	13.19%	S + 8.00%	08/31/24	5,149	5,098	4,905	(6) (7)
Doxim, Inc.	Diversified Financial Services	13.19%	S + 8.00%	08/31/24	3,858	3,824	3,675	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.99%	S + 6.75%	07/07/28	19,504	19,047	19,017	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.99%	S + 6.75%	07/07/28	7,591	2,256	2,066	(6) (7) (8)
Total 1st Lien/Last-Out Unitranche						121,858	117,181
2nd Lien/Senior Secured Debt - 10.79%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$10,107	$9,031	$—	(7) (9) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(6) (7) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(6) (7) (12)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	17,000	16,181	16,788	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	13,890	13,687	13,716	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	4,939	4,831	4,877	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.27%	S + 9.00%	07/31/26	4,300	4,093	4,246	(6) (7)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	07/20/22	10,000	9,902	—	(7) (9) (14)
MPI Engineered Technologies, LLC	Auto Components		12.00% PIK	07/15/25	17,237	16,741	12,410	(7) (9)
MPI Products LLC	Auto Components			07/15/25	7,412	—	—	(7) (12)
Odyssey Logistics & Technology Corporation	Road & Rail	13.19%	L + 8.00%	10/12/25	45,348	42,072	42,004	(6)
Spectrum Plastics Group, Inc.	Containers & Packaging	12.58%	L + 7.00%	01/31/26	12,525	11,651	12,431	(6)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.95%	S + 7.75%	11/07/25	36,844	34,965	34,910	(6) (7)
Zep Inc.	Chemicals	13.79%	L + 8.25%	08/11/25	53,049	49,421	29,177	(6)
Total 2nd Lien/Senior Secured Debt						222,289	172,260
Unsecured Debt - 0.55%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$2,027	$1,775	$1,642	(5) (7) (11)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	945	82	83	(7) (9)
CivicPlus LLC	Software	17.09%	S + 11.75% PIK	06/09/34	7,312	7,132	7,129	(6) (7)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/23	1,266	1,055	—	(5) (7) (11) (12)
Total Unsecured Debt						10,044	8,854

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate	Initial Acquisition Date (15)	Par/Shares(3)	Cost	Fair Value	Footnotes
Preferred Stock - 2.72%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$6,643	(6) (7) (12)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	14,158	(6) (7) (12)
Foundation Software	Construction & Engineering		08/31/20	22	21	28	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	12,169	(6) (7) (12)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	83,543	778	—	(5) (7) (9) (11)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	—	—	—	(6) (7) (11) (12) (16)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	1,014	(6) (7) (12)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	722	(6) (7) (12)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,770	(6) (7) (12)
Total Preferred Stock					48,217	43,504
Common Stock - 2.40%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,713	(6) (7) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(7) (11) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(7) (11) (12)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	3,629	(5) (7) (11) (12)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	—	(7) (12) (17)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,439	(6) (7) (11)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	952	(5) (6) (7) (11)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	(5) (7) (11) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(6) (7) (12)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (7) (11) (12)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	39	(6) (7) (12)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	10	(6) (7) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,868	(7) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	(5) (7) (11) (12)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(7) (11) (12)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(7) (12)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	203	(5) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,601	(6) (7) (11) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,231	(6) (7) (12)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,653	(6) (7) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,144	(6) (7) (12)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	5,415	(6) (7) (12)
Total Common Stock					80,917	38,293
Warrants - 0.03%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$451	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(6) (7) (12)
Total Warrants					1,849	451
Total Investments - 222.31%					$3,710,236	$3,549,979

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 6.04%, 5.76%, 5.55% and 5.22%, respectively. As of June 30, 2023, 1 month E was 3.40%, 1 month S was 5.14%, 3 month S was 5.27%, 6 month S was 5.39%, 3 month SN was 4.39%, 3 month C was 5.40%, P was 8.25% and Canadian Prime rate ("CDN P") was 6.95%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(4)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, the aggregate fair value of these securities is $192,249 or 5.29% of the Company’s total assets.
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
(14)
The investment is subject to Chapter 7 bankruptcy process filed by IHS Intermediate Inc. (dba Interactive Health Solutions).
(15)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $82,045 or 5.14% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Share amount rounds to less than 1.
(17)
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

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	U.S. Dollar 1,440	GBP 1,322	10/04/24	$(224)
Bank of America, N.A.	U.S. Dollar 3,648	Euro 3,606	10/04/24	(369)
Bank of America, N.A.	U.S. Dollar 2,661	GBP 2,161	01/15/26	(20)
				$(613)

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

(9) The investment is subject to Chapter 7 bankruptcy process filed by IHS Intermediate Inc. (dba Interactive Health Solutions).

(10) Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $78,147 or 5.20% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Prepayment premiums	$—	$—	$—	$609
Accelerated amortization of upfront loan origination fees and unamortized discounts	$389	$1,274	$613	$4,640

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations- Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and six months ended June 30, 2023, was $1,437 and $2,357. Amortization income of the Purchase Discount for the three and six months ended June 30, 2022 was $3,727 and $8,035. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023, the Company had certain investments held in ten portfolio companies on non-accrual status, which represented 1.8% and 0.8% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 2.1% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $42,414 and $39,602. Foreign currency of $2,343 and $1,037 (acquisition cost of $2,333 and $1,035) is included in cash as of June 30, 2023 and December 31, 2022.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2023, the Company accrued excise taxes of $891 and $1,649. As of June 30, 2023, $1,967 of accrued excise taxes remained payable. For the three and six months ended June 30, 2022, the Company accrued excise taxes of $832 and $1,667.

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

For the three and six months ended June 30, 2023, Management Fees amounted to $8,970 and $17,891. As of June 30, 2023, $8,970 remained payable. For the three and six months ended June 30, 2022, Management Fees amounted to $8,959 and $17,776 and the Investment Adviser voluntarily agreed to waive $346 and $346 of such Management Fees.

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

For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $7,837 and $30,139. GSAM voluntarily agreed to waive $0 and $1,986 of Incentive Fees for the three and six months ended June 30, 2023. As of June 30, 2023, $7,837 remained payable. For the three and six months ended June 30, 2022, the Company incurred Incentive Fees based on income of $3,833 and $12,023. For the three and six months ended June 30, 2022, GSAM voluntarily agreed to waive $3,833 and $11,378 of Incentive Fees.

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

For the three and six months ended June 30, 2023 and 2022, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $498 and $1,012. As of June 30, 2023, $517 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $523 and $1,038.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $2 and $3. As of June 30, 2023, $7 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $10 and $19.

Common Stock Repurchase Plans

In November 2021, the Board of Directors approved and authorized a new 10b5-1 stock repurchase plan (the "10b5-1 Plan"), which provides for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. Under this 10b5-1 Plan, no purchases will be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. The 10b5-1 Plan became effective on August 17, 2022 and commenced on September 16, 2022. The 10b5-1 Plan will expire on August 17, 2023. Purchases under the 10b5-1 Plan will be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws. The 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering (as defined below) on March 1, 2023 and remains suspended as of August 3, 2023. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering. The Company’s repurchase of its common stock under the 10b5-1 Plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and six months ended June 30, 2023, the Company did not repurchase any of its common stock pursuant to the 10b5-1 Plan or otherwise.

Affiliates

GS Group Inc. owned 5.9% as of June 30, 2023 and 6.3% as of December 31, 2022 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$—	$—	$—	$—
Total Controlled Affiliates	$—	$—	$—	$—	$—	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$222,937	$(222,937)	$—	$—	$—	$143
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	113	(109)	—	(148)	8,915	356
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(535)	4,391	102
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	570	9,205	166
Kawa Solar Holdings Limited	1,283	—	—	—	—	1,283	—
MedeAnalytics, Inc.	—	142	—	—	—	142	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	1,495	(54)	—	290	13,423	640
Total Non-Controlled Affiliates	$40,991	$224,687	$(223,100)	$—	$177	$42,755	$1,407
Total Affiliates	$40,991	$224,687	$(223,100)	$—	$177	$42,755	$1,407

For the Year Ended December 31, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Total Controlled Affiliates	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$328,935	$(328,935)	$—	$—	$—	$93
Animal Supply Holdings, LLC	6,569	382	—	—	(6,951)	—	380
ATX Networks Corp.	6,039	195	(633)	—	3,458	9,059	623
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(565)	4,926	289
Conergy Asia & ME Pte. LTD	400	—	—	—	(400)	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	1,039	8,635	265
Kawa Solar Holdings Limited	1,328	—	—	—	(45)	1,283	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	11,601	(54)	—	145	11,692	538
Total Non-Controlled Affiliates	$32,819	$341,113	$(329,622)	$—	$(3,319)	$40,991	$2,188
Total Affiliates	$51,194	$363,179	$(348,282)	$(14,414)	$(10,686)	$40,991	$2,463

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2023 and December 31, 2022, there were $708 and $542 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,225,062	$3,169,436	$3,174,534	$3,129,552
1st Lien/Last-Out Unitranche	121,858	117,181	120,253	116,230
2nd Lien/Senior Secured Debt	222,289	172,260	255,354	174,326
Unsecured Debt	10,044	8,854	8,787	7,630
Preferred Stock	48,217	43,504	48,258	42,377
Common Stock	80,917	38,293	82,006	35,490
Warrants	1,849	451	1,849	611
Total	$3,710,236	$3,549,979	$3,691,041	$3,506,216

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2023			December 31, 2022
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	15.3%		34.1%	14.7%		34.4%
Health Care Providers & Services	11.6		25.8	11.2		26.2
Diversified Financial Services	11.3		25.0	11.3		26.3
Professional Services	9.4		21.0	9.5		22.2
Health Care Technology	8.9		19.7	8.9		20.7
IT Services	6.9		15.3	7.0		16.4
Diversified Consumer Services	5.3		11.8	5.4		12.5
Real Estate Mgmt. & Development	4.5		10.0	4.5		10.5
Interactive Media & Services	3.5		7.7	3.4		8.0
Health Care Equipment & Supplies	3.2		7.2	3.2		7.5
Commercial Services & Supplies	2.9		6.4	3.3		7.6
Entertainment	2.1		4.6	2.1		5.0
Hotels, Restaurants & Leisure	1.6		3.6	1.6		3.8
Transportation Infrastructure	1.4		3.1	1.4		3.3
Independent Power and Renewable Electricity Producers	1.2		2.7	1.2		2.7
Road & Rail	1.2		2.6	1.2		2.8
Chemicals	1.1		2.5	1.2		2.8
Construction & Engineering	1.0		2.3	0.9		2.2
Aerospace & Defense	1.0		2.2	1.0		2.3
Household Products	1.0		2.2	1.1		2.5
Internet & Direct Marketing Retail	1.0		2.2	1.0		2.4
Beverages	0.9		2.0	0.9		2.2
Trading Companies & Distributors	0.8		1.7	0.8		1.8
Insurance	0.7		1.6	0.6		1.4
Pharmaceuticals	0.5		1.1	0.5		1.1
Containers & Packaging	0.3		0.8	0.3		0.7
Auto Components	0.3		0.8	0.4		0.9
Energy Equipment & Services	0.3		0.6	0.2		0.6
Communications Equipment	0.2		0.6	0.3		0.6
Textiles, Apparel & Luxury Goods	0.2		0.4	0.2		0.5
Food Products	0.2		0.3	0.1		0.2
Capital Markets	0.2		0.3	0.2		0.4
Building Products	—	(1)	0.1	—	(1)	0.1
Automobiles(1)	—		—	—		—
Oil, Gas & Consumable Fuels(1)	—		—	—		—
Distributors(1)	—		—	—		—
Air Freight & Logistics	—		—	0.2		0.4
Specialty Retail	—		—	0.2		0.4
Total	100.0%		222.3%	100.0%		233.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2023	December 31, 2022
United States	95.2%	95.3%
Canada	3.1	3.1
United Kingdom	1.7	1.6
Germany (1)	—	—
Singapore (1)	—	—
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,997,336	Discounted cash flows	Discount Rate	7.6% - 43.7%	11.7%
	1,980	Collateral analysis	Recovery Rate	11.4% - 32.9%	25.3%
	142	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	117,181	Discounted cash flows	Discount Rate	11.8% - 16.6%	15.7%
2nd Lien/Senior Secured Debt	74,537	Discounted cash flows	Discount Rate	12.9% - 13.9%	13.3%
	7,906	Comparable multiples	EV/EBITDA(6)	7.0x - 9.6x	7.6x
	6,205	Comparable multiples	EV/Revenue	—	0.4x
Unsecured Debt	8,771	Discounted cash flows	Discount Rate	14.3% - 17.2%	16.7%
	83	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Preferred Stock	$15,519	Comparable multiples	EV/EBITDA(6)	14.1x - 33.6x	30.3x
	27,986	Comparable multiples	EV/Revenue	0.6x - 4.5x	3.8x
Common Stock	9,787	Discounted cash flows	Discount Rate	16.3% - 29.7%	24.7%
	24,650	Comparable multiples	EV/EBITDA(6)	4.0x - 19.0x	11.0x
	3,653	Comparable multiples	EV/Revenue	—	15.5x
Warrants	451	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,920,976	Discounted cash flows	Discount Rate	7.4% - 35.2%	11.4%
	1,283	Collateral analysis	Recovery Rate	—	32.9%
	4,486	Comparable multiples	EV/EBITDA(6)	—	12.0x
	806	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	116,230	Discounted cash flows	Discount Rate	10.9% - 15.0%	14.1%
2nd Lien/Senior Secured Debt	87,872	Discounted cash flows	Discount Rate	12.7% - 17.7%	13.9%
	1,701	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	7,630	Discounted cash flows	Discount Rate	13.5% - 17.3%	16.5%
Equity
Preferred Stock	$14,297	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	28.2x
	28,081	Comparable multiples	EV/Revenue	0.8x - 7.3x	4.1x
Common Stock	10,322	Discounted cash flows	Discount Rate	16.3% - 30.0%	24.6%
	20,391	Comparable multiples	EV/EBITDA(6)	4.5x - 18.3x	9.7x
	3,784	Comparable multiples	EV/Revenue	1.8x - 15.2x	12.6x
Warrants	611	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of June 30, 2023, included within the fair value of Level 3 assets of $3,360,043 is an amount of $63,856 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,197,825 or 97.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$106,121	$3,063,315	$3,169,436	$—	$78,623	$3,050,929	$3,129,552
1st Lien/Last-Out Unitranche	—	—	117,181	117,181	—	—	116,230	116,230
2nd Lien/Senior Secured Debt	—	83,612	88,648	172,260	—	84,753	89,573	174,326
Unsecured Debt	—	—	8,854	8,854	—	—	7,630	7,630
Preferred Stock	—	—	43,504	43,504	—	—	42,377	42,377
Common Stock	203	—	38,090	38,293	993	—	34,497	35,490
Warrants	—	—	451	451	—	—	611	611
Total Assets	$203	$189,733	$3,360,043	$3,549,979	$993	$163,376	$3,341,847	$3,506,216
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(613)	$—	$(613)	$—	$(484)	$—	$(484)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$3,050,929	$124,123	$(3,274)	$(9,883)	$(73,468)	$9,089	$—	$(34,201)	$3,063,315	$(12,916)
1st Lien/Last-Out Unitranche	116,230	1,182	—	(655)	(205)	629	—	—	117,181	(655)
2nd Lien/Senior Secured Debt	89,573	391	(35,383)	33,518	—	549	—	—	88,648	(1,865)
Unsecured Debt	7,630	1,244	—	(33)	—	13	—	—	8,854	(33)
Preferred Stock	42,377	—	(42)	1,169	—	—	—	—	43,504	1,127
Common Stock	34,497	—	(883)	4,476	—	—	—	—	38,090	3,593
Warrants	611	—	—	(160)	—	—	—	—	451	(160)
Total Assets	$3,341,847	$126,940	$(39,582)	$28,432	$(73,673)	$10,280	$—	$(34,201)	$3,360,043	$(10,909)
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$2,843,010	$377,169	$(5,176)	$(13,809)	$(144,958)	$11,056	$—	$—	$3,067,292	$(22,736)
1st Lien/Last-Out Unitranche	162,532	—	—	(5,341)	(61,091)	3,201	—	—	99,301	(3,322)
2nd Lien/Senior Secured Debt	178,780	14,819	(2,035)	(8,807)	(47,859)	2,774	50,220	—	187,892	(7,780)
Unsecured Debt	1,733	6,088	—	(77)	—	21	—	—	7,765	(77)
Preferred Stock	52,655	—	—	(4,846)	—	—	—	—	47,809	(4,846)
Common Stock	30,100	8,979	105	(1,258)	(105)	—	—	—	37,821	(1,258)
Warrants	1,850	—	—	(1,108)	—	—	—	—	742	(1,108)
Total Assets	$3,270,660	$407,055	$(7,106)	$(35,246)	$(254,013)	$17,052	$50,220	$—	$3,448,622	$(41,127)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2023	December 31, 2022
Revolving Credit Facility	3	$1,102,121	$1,161,401
2025 Notes	2	$345,636	$348,120
2026 Notes	2	$457,350	$461,800

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 181% and 174%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$594,820	$1,102,121	$1,695,000	$548,671	$1,161,401
2025 Notes	360,000	—	357,762	360,000	—	357,076
2026 Notes	500,000	—	495,131	500,000	—	494,183
Total Debt	$2,555,000	$594,820	$1,955,014	$2,555,000	$548,671	$2,012,660

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $1,000,674, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 47,000 and in Canadian Dollars (CAD) of CAD 820. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,065,674, in Euros (EUR) of EUR 37,700, in British Pound (GBP) of GBP 45,300 and in Canadian Dollars (CAD) of CAD 820.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2023 and the year ended December 31, 2022 was 5.20% and 3.55%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and the year ended December 31, 2022 was $1,972,032 and $1,991,629.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2023, the Company was in compliance with these covenants.

Costs of $28,094 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, deferred financing costs were $11,317 and $12,772.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$18,666	$7,052	$36,910	$11,514
Facility fees	586	617	1,100	1,380
Amortization of financing costs	733	714	1,456	1,373
Total	$19,985	$8,383	$39,466	$14,267
Weighted average interest rate	6.95%	2.70%	6.69%	2.41%
Average outstanding balance	$1,077,448	$1,047,416	$1,112,032	$964,297

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the Company did not have Convertible Notes outstanding.

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$—	$—	$—	$1,744
Accretion of OID	—	—	—	118
Amortization of debt issuance costs	—	3	—	216
Total	$—	$3	$—	$2,078

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

The below table presents the components of the carrying value of the 2025 Notes:

	June 30, 2023	December 31, 2022
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	2,238	2,924
Carrying Value	$357,762	$357,076

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$3,375	$3,375	$6,750	$6,750
Amortization of debt issuance costs	345	345	686	645
Total	$3,720	$3,720	$7,436	$7,395

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

The below table presents the components of the carrying value of the 2026 Notes:

	June 30, 2023	December 31, 2022
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	4,869	5,817
Carrying Value	$495,131	$494,183

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$3,594	$3,594	$7,189	$7,188
Amortization of debt issuance costs	476	477	948	916
Total	$4,070	$4,071	$8,137	$8,104

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

For the three and six months ended June 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $7,749. For the three and six months ended June 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $1,399 and $1,684.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	June 30, 2023	December 31, 2022
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(613)	(484)
Net Amount of Assets or (Liabilities)	$(613)	$(484)
Collateral (Received) Pledged (1)	560	290
Net Amounts (2)	$(53)	$(194)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gain (loss) on foreign currency forward contracts	$—	$51	$—	$81
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(88)	22	(129)	46
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(88)	$73	$(129)	$127

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$37	$163
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	427	1,950
Acquia, Inc.	719	1,346
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	9,650
Ansira Partners, Inc.	127	127
Apptio, Inc.	3,769	2,154
AQ Helios Buyer, Inc. (dba SurePoint)	5,951	8,888
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
Assembly Intermediate LLC	9,238	7,478
Bayside Opco, LLC (dba Pro-PT)	249	—
Bigchange Group Limited	3,321	3,459
Broadway Technology, LLC	1,090	1,090
BSI3 Menu Buyer, Inc (dba Kydia)	38	38
Bullhorn, Inc.	1,344	726
Businessolver.com, Inc.	4,595	4,595
Capitol Imaging Acquisition Corp.	180	38
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	3,469	4,753
CivicPlus LLC	998	1,217
Clearcourse Partnership Acquireco Finance Limited	7,529	8,951
CloudBees, Inc.	738	738
Coding Solutions Acquisition, Inc.	5,689	6,156
CorePower Yoga LLC	1,687	1,125
Coretrust Purchasing Group LLC	226	226
CST Buyer Company (dba Intoxalock)	86	78
DECA Dental Holdings LLC	5,246	5,360
Diligent Corporation	1,612	2,170
Eptam Plastics, Ltd.	227	2,042
ESO Solutions, Inc	1,448	3,620
Experity, Inc.	62	81
Frontgrade Technologies Holdings Inc.	101	—
Fullsteam Operations LLC	58,050	2,642
Gainsight, Inc.	1,520	5,320
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,782	1,716
Governmentjobs.com, Inc. (dba NeoGov)	17,662	19,428
GS AcquisitionCo, Inc. (dba Insightsoftware)	655	982
HealthEdge Software, Inc.	13,300	13,300
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Highfive Dental Holdco, LLC	2,188	—
Honor HN Buyer, Inc	8,284	21,001
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,477	2,344
HumanState Limited (dba PayProp)	12,535	11,932
iCIMS, Inc.	14,326	15,910
Intelligent Medical Objects, Inc.	3,669	4,192
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
iWave Information Systems, Inc.	109	109
Kaseya Inc.	1,858	2,200
Lithium Technologies, Inc.	1,533	3,066
MerchantWise Solutions, LLC (dba HungerRush)	4,516	4,485

	Unfunded Commitment Balances(1)
	June 30, 2023	December 31, 2022
Millstone Medical Outsourcing, LLC	$1,922	$1,774
MRI Software LLC	1,612	1,612
NFM & J, L.P. (dba the Facilities Group)	4,578	6,054
One GI LLC	44	3,654
PDDS Holdco, Inc. (dba Planet DDS)	13,586	6,128
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc	2,550	2,550
Premier Care Dental Management, LLC	3,052	3,602
Premier Imaging, LLC (dba Lucid Health)	4,110	4,110
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	5,104	3,445
Riverpoint Medical, LLC	3,684	4,094
Rodeo Buyer Company (dba Absorb Software)	2,032	3,048
Rubrik, Inc.	1,121	—
Singlewire Software, LLC	129	—
Smarsh, Inc.	5,000	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	7,820	9,300
SPay, Inc. (dba Stack Sports)	—	—
SpendMend, LLC	210	238
StarCompliance Intermediate, LLC	1,775	1,875
Sundance Group Holdings, Inc. (dba NetDocuments)	3,776	4,925
Sunstar Insurance Group, LLC	4,140	7,996
Superior Environmental Solutions	4,882	—
Superman Holdings, LLC (dba Foundation Software)	1,074	122
Sweep Purchaser LLC	1,181	3,724
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	2,371	2,467
Total Vision LLC	8,550	10,464
Trader Corporation	18	17
USN Opco LLC (dba Global Nephrology Solutions)	5,880	5,880
Volt Bidco, Inc. (dba Power Factors)	4,484	6,612
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	3,140	4,225
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	6,600
Whitewater Holding Company LLC	3,224	3,944
Wine.com, LLC	1,541	1,541
WorkForce Software, LLC	1,894	631
Xactly Corporation	3,874	—
Zarya Intermediate, LLC (dba iOFFICE)	6,846	7,987
CORA Health Holdings Corp	—	8,514
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	113
PPT Management Holdings, LLC.	—	123
Qualawash Holdings, LLC	—	3,359
Rubrik,Inc.	—	2,310
Spotless Brands, LLC	—	33
Thrasio, LLC	—	14,686
Total 1st Lien/Senior Secured Debt	$360,726	$364,529
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	5,335	6,516
Total 1st Lien/Last-Out Unitranche	$5,335	$6,516
Total	$366,061	$371,045

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

For the three and six months ended June 30, 2023, there were no shares issued through ATM offerings.

For the three and six months ended June 30, 2022, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Gross Proceeds	$2,256	$2,256
Underwriting/Offering Expenses	(463)	(463)
Net Proceeds	$1,793	$1,793
Number of Shares Issued	124,132	124,132
Average Sales Price per Share	$18.17	$18.17

On March 9, 2023, the Company completed a follow-on offering (the "March Offering") under its shelf registration statement, issuing 6,500,000 shares of its common stock at a price to the underwriters of $15.09 per share. Net of offering and underwriting costs, the Company received cash proceeds of $97,593.

Distributions

The Company has adopted the DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s DRIP are either through (i) newly issued shares or (ii) acquired by the Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, the Transfer Agent will invest the dividend amount in shares acquired by purchasing shares on the open market. The following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45	101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45	100,381
For the Six Months Ended June 30, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45	65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45	86,741

* In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase (decrease) in net assets from operations	$65,664	$18,677	$93,727	$58,835
Weighted average shares outstanding	109,463,144	101,970,098	107,040,899	101,918,422
Basic and diluted earnings (loss) per share	$0.60	$0.18	$0.88	$0.58

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data:(1)
NAV, beginning of period	$14.61	$15.86
Net investment income	1.05	0.98
Net realized and unrealized gains (losses)(2)	(0.18)	(0.41)
Income tax provision, realized and unrealized gains	(0.01)	—	(3)
Net increase in net assets from operations	0.86	0.57
Issuance of common stock, net underwriting and offering costs	0.02	—
Distributions declared	(0.90)	(0.90)
Total increase (decrease) in net assets	(0.02)	(0.33)
NAV, end of period	$14.59	$15.53
Market price, end of period	$13.86	$16.80
Shares outstanding, end of period	109,463,144	102,074,725
Weighted average shares outstanding	107,040,899	101,918,422
Total return based on NAV(4)	6.25%	3.10%
Total return based on market value(5)	7.49%	(7.68)%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,596,850	$1,585,672
Ratio of net expenses to average net assets	13.89%	7.04%
Ratio of net expenses before voluntary waivers to average net assets	14.15%	8.51%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.10%	2.96%
Ratio of interest and other debt expenses to average net assets	7.14%	4.00%
Ratio of net incentive fees to average net assets	3.65%	0.08%
Ratio of total expenses to average net assets	14.15%	8.51%
Ratio of net investment income to average net assets	14.60%	12.53%
Portfolio turnover	2%	8%

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

On August 2, 2023, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 27, 2023 to holders of record as of September 30, 2023.

On August 1, 2023, the Company provided written notice to SMBC Nikko Securities America, Inc. of its election to terminate the Equity Distribution Agreement, dated May 26, 2022, by and among the Company, the Investment Adviser, and SMBC Nikko Securities America, Inc. (the “SMBC Equity Distribution Agreement”). The termination of the SMBC Equity Distribution Agreement was effective August 1, 2023. On August 1, 2023, the Company provided written notice to Truist Securities, Inc. of its election to terminate the Equity Distribution Agreement, dated May 26, 2022, by and among the Company, the Investment Adviser, and Truist Securities, Inc. (the “Truist Equity Distribution Agreement”). The termination of the Truist Equity Distribution Agreement was effective August 1, 2023. As a result of the termination of the SMBC Equity Distribution Agreement and the Truist Equity Distribution Agreement, the Company’s ATM program is no longer in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2023, we originated more than $7.00 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments are generally indexed to SOFR. As of June 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facility (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to June 30, 2023 or have fallback provisions that will be utilized.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,225.06	$3,169.44	$3,174.53	$3,129.55
First Lien/Last-Out Unitranche	121.86	117.18	120.25	116.23
Second Lien/Senior Secured Debt	222.29	172.26	255.35	174.33
Unsecured Debt	10.04	8.85	8.79	7.63
Preferred Stock	48.22	43.51	48.26	42.38
Common Stock	80.92	38.29	82.01	35.49
Warrants	1.85	0.45	1.85	0.61
Total Investments	$3,710.24	$3,549.98	$3,691.04	$3,506.22

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.3%	13.2%	11.4%	11.9%
First Lien/Last-Out Unitranche(2) (3)	13.3	17.3	12.5	15.2
Second Lien/Senior Secured Debt(2)	12.7	20.0	10.8	18.9
Unsecured Debt(2)	14.9	17.0	14.4	16.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.9%	13.4%	11.0%	12.1%

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

As of June 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.9% and 13.4%, as compared to 11.0% and 12.1% as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates and increased market volatility. Within the First Lien/Last-Out Unitranche, the increase in weighted average yield at fair value was also primarily driven by the underperformance of Doxim, Inc. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost was primarily driven by the exit of a non-accrual position, National Spine and Pain Centers, LLC.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
Number of portfolio companies	135		134
Percentage of performing debt bearing a floating rate(1)	100.0%		99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	(5)	0.8%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.6%		11.7%
Weighted average yield on debt and income producing investments, at fair value(3)	13.8%		12.5%
Weighted average leverage (net debt/EBITDA)(4)	5.9x		6.1x
Weighted average interest coverage(4)	1.6x		1.6x
Median EBITDA(4)	$50.99 million		$49.62 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 42.3% and 41.8% of total debt investments.

(5)
Amount rounds to less than 0.1%.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$214.82	6.1%	$—	—%
Grade 2	3,032.23	85.4	3,402.96	97.1
Grade 3	270.06	7.6	91.55	2.6
Grade 4	32.87	0.9	11.71	0.3
Total Investments	$3,549.98	100.0%	$3,506.22	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $214.82 million being upgraded from grade 2 due to the potential exit. The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $188.41 million being downgraded from grade 2 due to financial underperformance, offset by the exit of an investment with a fair value of $5.87 million. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $25.58 million being downgraded from grade 2 and grade 3 due to financial underperformance, offset by the exit of investments with an aggregate fair value of $4.52 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,642.70	98.2%	$3,613.76	97.9%
Non-accrual	67.54	1.8	77.28	2.1
Total Investments	$3,710.24	100.0%	$3,691.04	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2023	June 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$86.31	$358.55
Second Lien/Senior Secured Debt	—	0.25
Unsecured Debt	—	6.06
Common Stock	—	1.50
Total	$86.31	$366.36
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$24.27	$76.83
First Lien/Last-Out Unitranche	0.10	0.10
Second Lien/Senior Secured Debt	—	29.20
Common Stock	0.57	—
Total	$24.94	$106.13
Net increase (decrease) in portfolio	$61.37	$260.23
Number of new portfolio companies with new investment commitments	4	6
Total new investment commitment amount in new portfolio companies	$14.24	$197.62
Average new investment commitment amount in new portfolio companies	$3.56	$32.94
Number of existing portfolio companies with new investment commitments	5	12
Total new investment commitment amount in existing portfolio companies	$72.07	$168.74
Weighted average remaining term for new investment commitments (in years)(2)	6.3	5.7
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	13.6%	8.3%
Weighted average yield on new investment commitments(5)	13.6%	8.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.6%	10.4%
Weighted average yield on investments sold or repaid(7)	10.4%	4.1%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Total investment income	$112.08	$77.45	$219.49	$155.76
Net expenses	46.70	27.01	105.35	54.33
Net investment income before taxes	65.38	50.44	114.14	101.43
Income tax expense, including excise tax	0.88	0.83	1.65	1.67
Net investment income after taxes	64.50	49.61	112.49	99.76
Net realized gain (loss) on investments	(2.95)	(4.43)	(39.21)	(7.09)
Net unrealized appreciation (depreciation) on investments	6.35	(29.92)	24.57	(38.08)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(2.07)	3.30	(3.56)	4.36
Net realized and unrealized gains (losses)	1.33	(31.05)	(18.20)	(40.81)
Income tax (provision) benefit for realized and unrealized gains	(0.17)	0.12	(0.56)	(0.11)
Net increase in net assets from operations	$65.66	$18.68	$93.73	$58.84

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Net investment income after taxes	$64.50	$49.61	$112.49	$99.76
Less: Purchase Discount amortization	1.44	3.72	2.36	8.03
Adjusted net investment income after taxes	$63.06	$45.89	$110.13	$91.73

Net realized and unrealized gains (losses)	$1.33	$(31.05)	$(18.20)	$(40.81)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(1.45)	(3.72)	(2.87)	(8.03)
Less: Realized gain (loss) due to the Purchase Discount	0.01	—	0.51	—
Adjusted net realized and unrealized gains (losses)	$2.77	$(27.33)	$(15.84)	$(32.78)

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest	$102.48	$71.87	$201.12	$143.64
Dividend income	0.14	0.06	0.25	0.13
Payment-in-kind income	8.79	4.58	16.55	9.82
Other income	0.67	0.94	1.57	2.17
Total Investment Income	$112.08	$77.45	$219.49	$155.76

In the table above:

•
Interest income from investments increased from $71.87 million and $143.64 million for the three and six months ended June 30, 2022 to $102.48 million and $201.12 million for the three and six months ended June 30, 2023. The increase is primarily driven by the increase in rising base interest rates on our variable rate investments, slightly offset by the decrease in repayment activities. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $1.27 million and $4.64 million for the three and six months ended June 30, 2022, and $0.39 million and $0.61 million for the three and six months ended June 30, 2023.
•
PIK income from investments increased from $4.58 million and $9.82 million for the three and six months ended June 30, 2022 to $8.79 million and $16.55 million for the three and six months ended June 30, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest and other debt expenses	$27.78	$16.18	$55.04	$31.84
Incentive fees	7.84	3.83	30.14	12.02
Management fees	8.97	8.96	17.89	17.78
Professional fees	0.89	0.87	1.77	1.75
Directors’ fees	0.20	0.20	0.42	0.41
Other general and administrative expenses	1.02	1.15	2.08	2.26
Total Expenses	$46.70	$31.19	$107.34	$66.06
Fee waivers	—	(4.18)	(1.99)	(11.73)
Net Expenses	$46.70	$27.01	$105.35	$54.33

In the table above:

•
Interest and other debt expenses increased from $16.18 million and $31.84 million for the three and six months ended June 30, 2022 to $27.78 million and $55.04 million for the three and six months ended June 30, 2023. The increase is primarily driven by the rising base interest rates on our Revolving Credit Facility.
•
Incentive fees increased from $3.83 million and $12.02 million for the three and six months ended June 30, 2022 to $7.84 million and $30.14 million for the three and six months ended June 30, 2023. The increase is primarily driven by the performance of the investment portfolio for the twelve quarters ended June 30, 2023 as compared to the twelve quarters ended June 30, 2022. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

•
For the three and six months ended June 30, 2023, our Investment Adviser voluntarily waived incentive fees by $0 million and $1.99 million. For the three and six months ended June 30, 2022, our Investment Adviser voluntarily waived incentive fees by $3.83 million and $11.38 million, and management fees by $0.35 million and $0.35 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Jill Acquisition LLC (dba J. Jill)	$0.37	$—	$0.37	$-
Other, net	0.01	0.11	0.02	0.11
MedeAnalytics, Inc.	(0.85)	—	(0.85)	—
PPT Management Holdings, LLC (dba Pro-PT)	(2.48)	—	(2.48)	—
Bolttech Mannings, Inc.	—	—	—	(2.04)
Convene 237 Park Avenue, LLC (dba Convene)	—	(4.54)	—	(4.54)
Experity, Inc.	—	—	—	(0.62)
National Spine and Pain Centers, LLC	—	—	(36.27)	—
Net realized gain (loss) on investments	$(2.95)	$(4.43)	$(39.21)	$(7.09)

For the six months ended June 30, 2023, net realized losses were primarily driven by the exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $36.27 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Unrealized appreciation	$19.11	$7.75	$55.36	$14.04
Unrealized depreciation	(12.76)	(37.67)	(30.79)	(52.12)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$6.35	$(29.92)	$24.57	$(38.08)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Portfolio Company:	($ in millions)
Other, net(1)	$4.38	$(2.04)
PPT Management Holdings, LLC (dba Pro-PT)	2.07	1.42
Yasso, Inc.	1.91	2.47
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1.57	0.65
Spectrum Plastics Group, Inc.	1.15	1.12
MedeAnalytics, Inc.	0.85	0.19
CloudBees, Inc.	0.61	1.20
MPI Engineered Technologies, LLC	0.36	(2.22)
Broadway Parent, LLC	0.13	1.21
National Spine and Pain Centers, LLC	—	36.27
Zep Inc.	(0.43)	(3.41)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(0.52)	(1.54)
Zodiac Intermediate, LLC (dba Zipari)	(0.64)	(1.86)
Output Services Group, Inc.	(1.01)	(1.63)
Ansira Partners, Inc.	(1.02)	(2.69)
Premier Care Dental Management, LLC	(1.05)	(1.04)
Wine.com, LLC	(2.01)	(3.53)
Total	$6.35	$24.57

(1)
For the three and six months ended June 30, 2023, other, net includes gross unrealized appreciation of $10.46 million and $10.83 million, and gross unrealized depreciation of $(6.08) million and $(12.87) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, partially offset by the unrealized depreciation resulting from the increase in market volatility.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 181% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

For the three and six months ended June 30, 2023, there were no shares issued through ATM offerings.

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

Common Stock Repurchase Plan

In November 2021, our Board of Directors approved and authorized a new common stock repurchase plan (the “10b5-1 Plan”), which provides for us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. The 10b5-1 Plan became effective on August 17, 2022 and commenced on September 16, 2022. The 10b5-1 Plan will expire on August 17, 2023. The 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering on March 1, 2023 and remains suspended as of August 3, 2023. Further, no purchases will be effected during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering. For the three and six months ended June 30, 2023, we did not repurchase any of our common stock pursuant to the 10b5-1 Plan or otherwise.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2023:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
Revolving Credit Facility(1)	$1,102.12	$—	$—	$1,102.12	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, we had outstanding borrowings denominated in USD of $1,000.67 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 47.00 million and Canadian Dollar (CAD) of 0.82 million.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$360.73	$364.53
First Lien/Last-Out Unitranche	5.33	6.52
Total	$366.06	$371.05

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

RECENT DEVELOPMENTS

On August 2, 2023, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 27, 2023 to holders of record as of September 30, 2023.

On August 1, 2023, we provided written notice to SMBC Nikko Securities America, Inc. of our election to terminate the Equity Distribution Agreement, dated May 26, 2022, by and among us, the Investment Adviser, and SMBC Nikko Securities America, Inc. (the “SMBC Equity Distribution Agreement”). The termination of the SMBC Equity Distribution Agreement was effective August 1, 2023. On August 1, 2023, we provided written notice to Truist Securities, Inc. of our election to terminate the Equity Distribution Agreement, dated May 26, 2022, by and among us, the Investment Adviser, and Truist Securities, Inc. (the “Truist Equity Distribution Agreement”). The termination of the Truist Equity Distribution Agreement was effective August 1, 2023. As a result of the termination of the SMBC Equity Distribution Agreement and the Truist Equity Distribution Agreement, our ATM program is no longer in effect.

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

As of June 30, 2023 and December 31, 2022, on a fair value basis, approximately 0.0% and 0.8% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 100.0% and 99.2% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$84.99	$(30.53)	$54.46
Up 200 basis points	56.66	(20.35)	36.31
Up 100 basis points	28.33	(10.18)	18.15
Up 75 basis points	21.25	(7.63)	13.62
Up 50 basis points	14.16	(5.09)	9.07
Up 25 basis points	7.08	(2.54)	4.54
Down 25 basis points	(7.08)	2.54	(4.54)
Down 50 basis points	(14.16)	5.09	(9.07)
Down 75 basis points	(21.25)	7.63	(13.62)
Down 100 basis points	(28.33)	10.18	(18.15)
Down 200 basis points	(56.66)	20.35	(36.31)
Down 300 basis points	(84.99)	30.53	(54.46)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
On August 1, 2023, the Company provided written notice to SMBC Nikko Securities America, Inc. of its election to terminate the SMBC Equity Distribution Agreement. The termination of the SMBC Equity Distribution Agreement was effective August 1, 2023.

On August 1, 2023, the Company provided written notice to Truist Securities, Inc. of its election to terminate the Truist Equity Distribution Agreement. The termination of the Truist Equity Distribution Agreement was effective August 1, 2023.

The material terms of the SMBC Equity Distribution Agreement and the Truist Equity Distribution Agreement are each summarized in our Current Report on Form 8-K filed with the SEC on May 26, 2022, which is incorporated herein by reference. Such summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the Truist Equity Distribution Agreement, filed as Exhibit 10.1 to the above-referenced Current Report on Form 8-K, and of the SMBC Equity Distribution Agreement, filed as Exhibit 10.2 to the above-referenced Current Report on Form 8-K, respectively. As a result of the termination of the SMBC Equity Distribution Agreement and the Truist Equity Distribution Agreement, the Company’s ATM program is no longer in effect.

(b)
None.
(c)
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GOLDMAN SACHS BDC, INC.

Date: August 3, 2023	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 3, 2023	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 3, 2023	/s/ David Pessah
David Pessah Chief Financial Officer and Treasurer (Principal Financial Officer)