Form 10-Q
period 2023-09-30
Goldman Sachs BDC, Inc.
filed 2023-11-07
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 109,563,525 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and the escalated conflict in the Middle East;
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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Adviser”);
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,525,145 and $3,598,963)	$3,397,985	$3,465,225
Non-controlled affiliated investments (cost of $71,344 and $69,712)	40,711	40,991
Controlled affiliated investments (cost of $22,366 and $22,366)	—	—
Total investments, at fair value (cost of $3,618,855 and $3,691,041)	$3,438,696	$3,506,216
Cash	76,602	39,602
Interest and dividends receivable	30,827	31,779
Deferred financing costs	10,576	12,772
Other assets	1,573	942
Total assets	$3,558,274	$3,591,311
Liabilities
Debt (net of debt issuance costs of $6,278 and $8,741)	$1,878,203	$2,012,660
Interest and other debt expenses payable	6,006	13,309
Management fees payable	8,870	9,063
Incentive fees payable	6,237	—
Distribution payable	49,304	46,283
Unrealized depreciation on foreign currency forward contracts	381	484
Directors’ fees payable	205	—
Accrued expenses and other liabilities	8,491	7,118
Total liabilities	$1,957,697	$2,088,917
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 109,563,525 and 102,850,589 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	110	103
Paid-in capital in excess of par	1,810,588	1,709,914
Distributable earnings (loss)	(208,700)	(206,202)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,600,577	$1,502,394
Total liabilities and net assets	$3,558,274	$3,591,311
Net asset value per share	$14.61	$14.61

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$109,117	$88,326	$309,199	$231,605
Payment-in-kind income	9,221	5,154	25,673	14,266
Other income	809	1,384	2,355	3,550
From non-controlled affiliated investments:
Dividend income	256	133	501	258
Interest income	590	120	1,629	469
Payment-in-kind income	53	101	153	553
Other income	10	—	33	—
From controlled affiliated investments:
Payment-in-kind income	—	—	—	259
Interest income	—	—	—	16
Total investment income	$120,056	$95,218	$339,543	$250,976
Expenses:
Interest and other debt expenses	$28,174	$21,979	$83,213	$53,823
Incentive fees	6,237	—	36,376	12,023
Management fees	8,870	9,157	26,761	26,933
Professional fees	982	814	2,748	2,559
Directors’ fees	204	209	619	616
Other general and administrative expenses	1,137	1,041	3,220	3,301
Total expenses	$45,604	$33,200	$152,937	$99,255
Fee waivers	$—	$—	$(1,986)	$(11,724)
Net expenses	$45,604	$33,200	$150,951	$87,531
Net investment income before taxes	$74,452	$62,018	$188,592	$163,445
Income tax expense, including excise tax	$1,503	$829	$3,155	$2,494
Net investment income after taxes	$72,949	$61,189	$185,437	$160,951
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(5,180)	$—	$(44,394)	$(5,054)
Controlled affiliated investments	—	—	—	(2,035)
Foreign currency forward contracts	—	90	—	171
Foreign currency and other transactions	(10)	(1,565)	185	(2,413)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(17,813)	(50,069)	6,578	(89,028)
Non-controlled affiliated investments	(2,089)	(3,529)	(1,912)	(1,585)
Controlled affiliated investments	—	(18,685)	—	(19,746)
Foreign currency forward contracts	232	(35)	103	11
Foreign currency translations and other transactions	3,568	4,974	(57)	10,051
Net realized and unrealized gains (losses)	$(21,292)	$(68,819)	$(39,497)	$(109,628)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$(62)	$130	$(618)	$12
Net increase (decrease) in net assets from operations	$51,595	$(7,500)	$145,322	$51,335
Weighted average shares outstanding	109,535,156	102,367,005	107,881,454	102,069,593
Basic and diluted net investment income per share	$0.67	$0.60	$1.72	$1.58
Basic and diluted earnings (loss) per share	$0.47	$(0.07)	$1.35	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net assets at beginning of period	$1,596,850	$1,585,672	$1,502,394	$1,614,400
Increase (decrease) in net assets from operations:
Net investment income	$72,949	$61,189	$185,437	$160,951
Net realized gain (loss)	(5,190)	(1,475)	(44,209)	(9,331)
Net change in unrealized appreciation (depreciation)	(16,102)	(67,344)	4,712	(100,297)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(62)	130	(618)	12
Net increase (decrease) in net assets from operations	$51,595	$(7,500)	$145,322	$51,335
Distributions to stockholders from:
Distributable earnings	$(49,304)	$(46,250)	$(147,820)	$(138,033)
Total distributions to stockholders	$(49,304)	$(46,250)	$(147,820)	$(138,033)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$(15)	$10,560	$97,541	$12,352
Reinvestment of stockholder distributions	1,451	1,421	3,140	3,849
Net increase in net assets from capital transactions	$1,436	$11,981	$100,681	$16,201
Total increase (decrease) in net assets	$3,727	$(41,769)	$98,183	$(70,497)
Net assets at end of period	$1,600,577	$1,543,903	$1,600,577	$1,543,903
Distributions per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase in net assets from operations:	$145,322	$51,335
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(183,819)	(601,799)
Payment-in-kind interest capitalized	(24,384)	(15,262)
Proceeds from sales of investments and principal repayments	263,213	390,836
Net realized (gain) loss	44,394	7,125
Net change in unrealized (appreciation) depreciation on investments	(4,666)	110,359
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(39)	(9)
Amortization of premium and accretion of discount, net	(27,218)	(30,876)
Amortization of deferred financing and debt issuance costs	4,662	4,721
Amortization of original issue discount on convertible notes	—	118
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(12,419)
(Increase) decrease in interest and dividends receivable	952	(8,522)
(Increase) decrease in other assets	(378)	1,942
Increase (decrease) in interest and other debt expenses payable	(7,190)	(8,266)
Increase (decrease) in management fees payable	(193)	787
Increase (decrease) in incentive fees payable	6,237	(760)
Increase (decrease) in directors’ fees payable	205	—
Increase (decrease) in accrued expenses and other liabilities	804	983
Net cash provided by (used for) operating activities	$217,902	$(109,707)
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$98,085	$12,870
Offering costs paid	(228)	(178)
Distributions paid	(141,659)	(133,752)
Deferred financing and debt issuance costs paid	(116)	(2,883)
Borrowings on debt	279,080	737,558
Repayments of debt	(416,000)	(505,000)
Net cash provided by (used for) financing activities	$(180,838)	$108,615
Net increase (decrease) in cash	$37,064	$(1,092)
Effect of foreign exchange rate changes on cash and cash equivalents	(64)	(2)
Cash, beginning of period	39,602	33,764
Cash, end of period	$76,602	$32,670
Supplemental and non-cash activities
Interest expense paid	$84,112	$54,830
Accrued but unpaid excise tax expense	$3,465	$1,469
Accrued but unpaid distributions	$49,304	$46,250
Reinvestment of stockholder distributions	$3,140	$3,849
Exchange of investments	$91,493	$134,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 196.24%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.54%	S + 6.00%	11/06/26		$9,171	$9,092	$9,056	(5) (6) (7)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	14.50%	P + 6.00%	11/06/26		919	874	871	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	12.20%	CDN P + 4.75%	11/06/26	CAD	454	339	330	(5) (6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.05%	S + 6.50%	12/16/26		13,250	13,122	12,554	(7)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.05%	S + 6.50%	12/16/26		2,018	1,956	1,912	(7)
A Place For Mom, Inc.	Diversified Consumer Services	9.93%	S + 4.50%	02/10/26		7,256	7,242	6,530
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.72%	S + 6.25%	03/10/27		16,099	15,844	15,777	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.72%	S + 6.25%	03/10/27		1,684	1,672	1,651	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.72%	S + 6.25%	03/10/27		1,220	1,202	1,196	(6) (7)
Acquia, Inc.	Software	12.34%	S + 7.00%	10/31/25		42,164	41,214	41,427	(6) (7)
Acquia, Inc.	Software	12.72%	S + 7.00%	10/31/25		3,268	1,569	1,551	(6) (7) (8)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.40%	S + 4.00%	10/02/28		53,049	53,049	49,999	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.89%	S + 5.50%	05/08/28		26,195	25,769	25,933	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		2,530	(39)	(25)	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		7,120	(55)	(71)	(6) (7) (8)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		6,032	5,252	256	(7) (9)
Ansira Partners, Inc.	Professional Services		S + 10.00% (Incl. 8.00% PIK)	12/20/24		34	34	34	(7) (9)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		367	323	16	(7) (9)
Ansira Partners, Inc.	Professional Services	18.50%	P + 10.00% (Incl. 8.00% PIK)	12/20/24		165	14	7	(6) (7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.64%	S + 7.00%	07/01/26		39,210	38,719	38,034	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.63%	S + 8.00%	07/01/26		6,600	6,600	6,550	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.62%	S + 8.00%	07/01/26		2,339	2,339	2,321	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.40%	S + 8.00%	08/07/28		12,500	596	503	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(51)	(137)	(6) (7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	11.06%	S + 5.75%	12/03/27		21,615	21,293	20,858	(6) (7)
Aria Systems, Inc.	Diversified Financial Services	13.43%	S + 8.00%	06/30/26		26,931	26,640	25,853	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.90%	S + 6.50%	06/28/30		2,942	2,870	2,883	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	06/28/30		679	(8)	(14)	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	11.49%	S + 6.00%	10/19/27		43,991	43,345	43,551	(6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.49%	S + 6.00%	10/19/27		10,998	6,034	6,049	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.00%	10/19/27		4,399	(61)	(44)	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	13.15%	S + 7.50%	09/01/26		3,702	3,702	3,591	(5) (7) (11)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	10.04%	S + 4.50%	12/24/23		6,965	6,926	6,791
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25% PIK	05/31/26		2,752	2,573	2,683	(7) (9)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25% PIK	05/31/26		973	775	810	(7) (9)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	12.54%	S + 6.00% PIK	05/31/26		420	80	80	(7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	11,990	15,861	14,336	(5) (6) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	1,848	2,351	2,210	(5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(44)	(59)	(5) (6) (7) (8)
Broadway Technology, LLC	Diversified Financial Services	11.89%	S + 6.50%	01/08/26		25,513	25,231	25,513	(6) (7)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,090	(13)	—	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	11.43%	S + 6.00%	01/25/28		962	949	895	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		38	(1)	(3)	(6) (7) (8)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		26,088	25,417	25,696	(6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		4,646	4,630	4,576	(6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		1,207	1,197	1,189	(6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		541	527	533	(6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		431	420	425	(6) (7)
Bullhorn, Inc.	Professional Services		S + 5.75%	09/30/26		1,344	(11)	(20)	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Businessolver.com, Inc.	Health Care Technology	10.99%	S + 5.50%	12/01/27		$18,389	$18,252	$18,205	(6) (7)
Businessolver.com, Inc.	Health Care Technology	10.99%	S + 5.50%	12/01/27		5,022	407	376	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.13%	S + 6.50%	10/01/26		17,701	17,472	17,170	(6) (7)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.13%	S + 6.50%	10/01/26		792	771	768	(6) (7)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25		180	(2)	(5)	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		19,308	19,137	18,246	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		3,351	3,309	3,167	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		1,976	1,969	1,868	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment	11.99%	S + 6.50%	12/31/27		30,944	30,471	30,093	(6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27		3,140	(45)	(86)	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.07%	S + 6.75%	05/18/29		45,621	44,095	44,366	(6) (7)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.07%	S + 6.75%	05/18/29		4,753	1,573	1,533	(6) (7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products	12.08%	S + 6.75%	07/18/28		4,194	4,091	4,089	(6)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products		S + 6.75%	07/18/28		538	(7)	(7)	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Equipment & Products		S + 6.75%	07/18/28		269	(6)	(7)	(6) (8)
CivicPlus LLC	Software	12.07%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		6,448	6,347	6,335	(6) (7)
CivicPlus LLC	Software	12.07%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		6,394	6,295	6,282	(6) (7)
CivicPlus LLC	Software	12.07%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		3,029	2,980	2,976	(6) (7)
CivicPlus LLC	Software	11.42%	S + 6.00%	08/24/27		1,217	79	76	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 7.50% (Incl. 0.75% PIK)	08/19/28	GBP	13,661	16,161	16,210	(5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 7.50% (Incl. 0.75% PIK)	08/19/28	GBP	11,741	6,800	6,698	(5) (6) (7) (8)
CloudBees, Inc.	Software	12.43%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		29,288	28,053	28,995	(6) (7)
CloudBees, Inc.	Software	12.43%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		13,253	11,940	12,383	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.82%	S + 5.75%	05/11/28		14,718	14,469	14,203	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.89%	S + 5.75%	05/11/28		4,458	4,414	4,302	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.40%	S + 6.00%	05/11/28		3,102	3,025	3,025	(6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.82%	S + 5.75%	05/11/28		2,120	393	350	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 6.00%	05/11/28		11,162	(140)	(279)	(6) (7) (8)
Computer Services, Inc.	Diversified Financial Services	12.16%	S + 6.75%	11/15/29		995	968	975	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	11.32%	S + 5.75%	06/15/27		22,576	22,351	18,964	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	11.32%	S + 5.75%	06/15/27		378	374	317	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services	12.65%	S + 7.00% (Incl. 5.00% PIK)	05/14/25		27,284	26,089	22,919	(6) (7)
CorePower Yoga LLC	Diversified Consumer Services		S + 7.00% (Incl. 5.00% PIK)	05/14/25		1,687	(71)	(270)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services	12.07%	S + 6.75%	10/01/29		769	748	755	(6) (7)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(3)	(2)	(6) (7) (8)
Coretrust Purchasing Group LLC	Diversified Financial Services		S + 6.75%	10/01/29		113	(1)	(2)	(6) (7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	07/30/30		3,774	—	—	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	07/30/30		393	—	—	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.92%	S + 6.50%	11/01/28		907	883	891	(6) (7)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 6.50%	11/01/28		86	(2)	(2)	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.24%	S + 5.75%	08/28/28		21,236	20,914	20,387	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	11.24%	S + 5.75%	08/28/28		2,235	2,202	2,146	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	11.24%	S + 5.75%	08/26/27		1,711	1,117	1,072	(6) (7) (8)
Diligent Corporation	Professional Services	9.96%	E + 6.25%	08/04/25		€37,386	42,811	39,427	(6) (7)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25		24,165	23,643	24,104	(6) (7)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25		3,100	1,243	1,263	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		6,894	6,649	6,704	(6) (7)
Elemica Parent, Inc.	Chemicals	11.00%	S + 5.50%	09/18/25		1,470	1,450	1,430	(6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		1,352	1,316	1,315	(6) (7)
Elemica Parent, Inc.	Chemicals	10.88%	S + 5.50%	09/18/25		930	910	904	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25	$550	$543	$535	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25	10,289	10,040	9,955	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.56%	S + 6.00%	12/06/25	5,640	5,560	5,513	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25	4,841	4,797	4,684	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25	4,435	4,379	4,291	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25	2,269	2,216	2,195	(6) (7)
ESO Solutions, Inc	Health Care Technology	12.40%	S + 7.00%	05/03/27	39,908	39,374	39,309	(6) (7)
ESO Solutions, Inc	Health Care Technology	12.33%	S + 7.00%	05/03/27	3,620	2,128	2,118	(6) (7) (8)
Everest Clinical Research Corporation	Professional Services	11.54%	S + 6.00%	11/06/26	5,757	5,662	5,685	(5) (6) (7)
Experity, Inc.	Health Care Technology	11.24%	S + 5.75%	02/24/28	905	902	873	(6) (7)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	81	—	(3)	(6) (7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.14%	S + 6.75%	01/09/30	975	948	955	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.14%	S + 6.75%	01/09/30	745	730	730	(7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28	250	(6)	(5)	(7) (8)
Fullsteam Operations LLC	Diversified Financial Services	11.65%	S + 6.00% (Incl. 3.00% PIK)	10/04/27	63,189	62,085	61,609	(6) (7)
Fullsteam Operations LLC	Diversified Financial Services	17.65%	S + 12.00% (Incl. 4.50% PIK)	10/04/27	24,440	23,994	23,829	(6) (7)
Fullsteam Operations LLC	Diversified Financial Services	13.15%	S + 7.50% PIK	10/04/27	3,380	1,113	1,094	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	13.16%	S + 7.76% PIK	10/04/27	444	191	192	(6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 12.00% (Incl. 4.50% PIK)	05/01/30	11,876	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 6.00% (Incl. 3.00% PIK)	05/01/30	37,738	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.76% PIK	05/01/30	5,278	—	—	(6) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.50% PIK	05/01/28	2,111	—	—	(6) (8)
Gainsight, Inc.	Software	12.27%	L + 6.75% PIK	07/30/27	48,665	48,162	47,692	(6) (7)
Gainsight, Inc.	Software	12.27%	P + 6.75% PIK	07/30/27	5,362	2,565	2,518	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.79%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	15,146	14,985	14,540	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.79%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,658	2,636	2,551	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.79%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	991	980	951	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (incl. 3.75% PIK)	06/24/26	1,880	(19)	(75)	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.47%	S + 7.00% (Incl. 1.50% PIK)	01/29/27	29,217	28,764	29,071	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.47%	S + 6.00%	01/29/27	3,762	3,711	3,743	(6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.96%	S + 6.50%	01/29/27	2,583	1,166	1,175	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.92%	S + 5.50%	12/01/28	41,751	41,669	41,125	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.90%	S + 5.50%	12/01/28	14,718	1,735	1,545	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	4,710	(8)	(71)	(6) (7) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	11.29%	S + 5.75%	05/22/26	24,377	24,196	24,011	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		S + 5.75%	05/22/26	982	(8)	(15)	(6) (8)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.92%	S + 4.50%	06/30/25	6,241	6,222	4,701
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	35,400	34,952	34,869	(6) (7)
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	3,299	3,299	3,249	(6) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 7.00%	04/09/26	3,800	(45)	(57)	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 7.00%	04/09/26	9,500	(56)	(143)	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.32%	S + 6.00%	12/15/26	18,842	18,642	18,607	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.32%	S + 6.00%	12/15/26	14,736	14,638	14,552	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.32%	S + 6.00%	12/15/26	7,764	7,664	7,667	(6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,363	(26)	(30)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	2,805	2,725	2,735	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(9)	(8)	(6) (7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	1,875	(53)	(47)	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.18%	S + 8.75%	09/21/26		$38,805	$37,966	$33,954	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27		23,930	23,581	23,452	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27		15,132	14,896	14,829	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27		9,979	4,029	3,947	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27		2,802	312	294	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.43%	S + 6.00%	10/23/26		34,868	34,523	33,125	(5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.42%	S + 6.00%	10/23/26		11,284	11,212	10,720	(5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.43%	S + 6.00%	10/23/26		10,696	10,629	10,161	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.17%	S + 6.75%	07/09/25		56,361	54,499	55,234	(6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.17%	S + 6.75%	07/09/25		4,688	2,958	2,953	(6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services	11.33%	SN + 6.00%	11/23/28	GBP	17,000	20,238	20,431	(5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	2,600	(10)	(48)	(5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	7,270	7	(133)	(5) (6) (7) (8)
iCIMS, Inc.	Professional Services	12.63%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		45,418	44,769	43,942	(6) (7)
iCIMS, Inc.	Professional Services	12.14%	S + 6.75%	08/18/28		4,199	641	565	(6) (7) (8)
iCIMS, Inc.	Professional Services		S + 6.75%	08/18/28		10,383	—	(337)	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.36%	S + 6.00%	05/11/29		12,400	12,189	12,028	(6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.38%	S + 6.00%	05/11/29		2,981	770	712	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.42%	S + 6.00%	05/11/28		1,490	215	194	(6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.54%	S + 5.50%	04/02/25		50,650	49,653	50,144	(6) (7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.50%	04/02/25		4,400	(33)	(44)	(6) (7) (8)
Iracore International Holdings, Inc.	Energy Equipment & Services	14.54%	S + 9.00%	04/12/24		2,361	2,361	2,337	(7) (11)
iWave Information Systems, Inc.	Software	12.29%	S + 6.75%	11/23/28		885	865	863	(5) (6) (7)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		109	(2)	(3)	(5) (6) (7) (8)
Kaseya Inc.	IT Services	11.62%	S + 6.25% (Incl. 2.50% PIK)	06/25/29		18,540	18,301	18,262	(6) (7)
Kaseya Inc.	IT Services	11.57%	S + 6.25% (Incl. 2.50% PIK)	06/25/29		1,102	263	260	(6) (7) (8)
Kaseya Inc.	IT Services	11.62%	S + 6.25% (Incl. 2.50% PIK)	06/25/29		1,100	60	51	(6) (7) (8)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23		3,917	3,603	1,073	(5) (7) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23		3,318	800	—	(5) (7) (11) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27		991	979	877	(6) (7)
Lithium Technologies, Inc.	Interactive Media & Services	14.35%	S + 9.00% (Incl. 4.50% PIK)	01/03/25		92,590	92,441	87,961	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.43%	S + 6.75%	12/16/27		15,127	14,840	13,879	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.52%	S + 6.75%	12/16/26		2,200	2,162	2,018	(6) (7)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28		218	142	142	(6) (7) (9) (11)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.39%	S + 6.00%	06/01/28		21,474	21,120	20,400	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.38%	S + 6.00%	06/01/28		5,408	4,608	4,427	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.31%	S + 6.00%	06/01/28		2,718	365	272	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27		10,167	10,014	9,964	(6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.50%	P + 5.00%	12/15/27		2,217	308	296	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.99%	S + 5.50%	02/10/26		23,040	22,411	22,435
MRI Software LLC	Real Estate Mgmt. & Development	10.90%	S + 5.50%	02/10/26		6,486	6,467	6,316
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/26		1,612	(18)	(42)	(8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.22%	S + 5.75%	11/30/27		16,951	16,699	16,442	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.27%	S + 5.75%	11/30/27		17,226	15,389	15,123	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27		2,992	58	10	(6) (7) (8)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		22,471	22,244	21,123	(6) (7)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		11,995	11,851	11,275	(6) (7)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		9,239	9,146	8,684	(6) (7)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		6,626	6,493	6,184	(6) (7) (8)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		3,610	3,574	3,393	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.65%	S + 6.25%	09/29/27		$5,881	$5,822	$5,822	(6)
Output Services Group, Inc.	Diversified Consumer Services		S + 6.75% (Incl. 1.50% PIK)	06/29/26		3,890	3,857	758	(9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28		24,090	23,681	23,729	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.94%	S + 7.50%	07/18/28		8,063	4,220	4,099	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28		2,255	2,236	2,221	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28		1,815	(29)	(27)	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28		2,805	(23)	(42)	(6) (7) (8)
Picture Head Midco LLC	Entertainment	12.88%	S + 7.25% (incl. 0.50% PIK)	12/31/24		44,971	44,440	43,172	(6) (7) (10)
Pioneer Buyer I, LLC	Software	12.39%	S + 7.00% PIK	11/01/28		28,711	28,350	28,137	(6) (7)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27		4,300	(59)	(86)	(6) (7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.90%	S + 6.25%	04/22/25		56,720	55,404	56,011	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	11.90%	S + 6.25%	04/22/25		905	898	893	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	11.90%	S + 6.25%	04/22/25		905	898	893	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		S + 6.25%	04/22/25		7,824	(84)	(98)	(6) (7) (8)
Pluralsight, Inc	Professional Services	13.45%	S + 8.00%	04/06/27		75,915	74,907	72,878	(6) (7)
Pluralsight, Inc	Professional Services	13.44%	S + 8.00%	04/06/27		5,100	3,134	2,994	(6) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.82%	S + 5.50%	08/05/28		18,494	18,217	17,431	(6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.82%	S + 5.50%	08/05/28		10,034	9,871	9,457	(6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services		S + 5.50%	08/05/27		3,052	(40)	(176)	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25		27,277	26,684	26,596	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25		7,568	7,519	7,379	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25		6,047	6,007	5,896	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25		1,639	1,629	1,598	(6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	11.43%	S + 6.00%	07/06/26		35,008	34,564	34,921	(6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		S + 6.00%	07/06/26		75	(1)	—	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.93%	S + 6.50%	01/30/26		18,948	18,751	18,806	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.93%	S + 6.50%	01/30/26		7,752	7,661	7,694	(5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		S + 6.50%	01/30/26		1,659	—	(12)	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		S + 6.50%	01/30/26		3,445	(33)	(26)	(5) (6) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28		22,617	22,440	22,278	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28		2,009	1,993	1,979	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28		1,945	1,930	1,916	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28		1,390	1,379	1,369	(6)
Purfoods, LLC	Health Care Providers & Services	11.76%	S + 6.25%	08/12/26		582	567	569	(6) (7)
Purfoods, LLC	Health Care Providers & Services	11.79%	S + 6.25%	08/12/26		393	388	384	(6) (7)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD	1,299	—	—	(5) (6) (8)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD	10,393	—	—	(5) (6) (8)
Recochem, Inc	Chemicals		S + 5.75%	09/01/30	CAD	1,949	—	—	(5) (6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30		9,251	8,999	8,997	(6)
Recorded Books Inc. (dba RBMedia)	Media	11.66%	S + 6.25%	08/31/28		749	408	407	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.54%	S + 5.00%	06/21/25		21,532	21,032	21,047	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.54%	S + 5.00%	06/21/25		1,631	1,621	1,594	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.42%	S + 5.00%	06/21/25		4,094	475	420	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.67%	S + 6.25%	05/25/27		21,167	20,884	20,902	(5) (6) (7)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.67%	S + 6.25%	05/25/27		3,387	1,313	1,312	(5) (6) (7) (8)
Rubrik, Inc.	Software	12.53%	S + 7.00%	08/17/28		34,387	34,049	34,043	(6)
Rubrik, Inc.	Software	12.37%	S + 7.00%	08/17/28		4,806	439	437	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Singlewire Software, LLC	Software	11.64%	S + 6.25%	05/10/29	$869	$844	$847	(6) (7)
Singlewire Software, LLC	Software		S + 6.25%	05/10/29	129	(4)	(3)	(6) (7) (8)
Smarsh, Inc.	Software	11.84%	S + 6.50%	02/16/29	26,667	26,447	26,400	(7)
Smarsh, Inc.	Software	11.84%	S + 6.50%	02/16/29	6,667	3,292	3,267	(7) (8)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	1,667	(13)	(17)	(7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.43%	S + 6.00%	07/06/27	10,665	10,495	10,505	(6) (7) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.65%	S + 6.00%	07/06/27	7,400	1,410	1,369	(6) (7) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(29)	(29)	(6) (7) (8) (11)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	03/14/25	31,908	31,079	30,313	(6) (7) (10)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	03/14/25	2,311	2,227	2,195	(6) (7)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	03/14/25	1,161	1,136	1,103	(6) (7) (10)
SpendMend, LLC	Health Care Providers & Services	11.04%	S + 5.50%	03/01/28	629	621	614	(6) (7)
SpendMend, LLC	Health Care Providers & Services	11.03%	S + 5.50%	03/01/28	276	114	110	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	11.03%	S + 5.50%	03/01/28	83	32	31	(6) (7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.30%	S + 6.75%	07/25/28	215	209	210	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	12.04%	S + 6.50%	07/25/28	33	32	33	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.24%	S + 6.75%	01/12/27	15,600	15,409	15,366	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.24%	S + 6.75%	01/12/27	2,514	2,480	2,476	(6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.20%	S + 6.75%	01/12/27	2,500	1,447	1,438	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.72%	S + 6.25%	07/02/27	41,043	40,607	40,222	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.73%	S + 6.25%	07/02/27	12,313	12,147	12,067	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.71%	S + 6.25%	07/02/27	4,925	2,577	2,528	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	20,388	20,249	20,082	(6) (7)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	4,004	3,966	3,944	(6) (7)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	4,732	1,418	1,417	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	336	332	331	(6) (7)
Sunstar Insurance Group, LLC	Insurance	13.50%	P + 5.00%	10/09/26	374	70	69	(6) (7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.92%	S + 6.50%	08/01/29	4,000	3,902	3,900	(6)
Superior Environmental Solutions	Commercial Services & Supplies	11.87%	S + 6.50%	08/01/29	400	110	110	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	600	(7)	(8)	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.52%	S + 6.13%	08/31/27	31,239	30,775	30,614	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.52%	S + 6.13%	08/31/27	4,027	3,935	3,947	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.52%	S + 6.13%	08/31/27	945	917	926	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26	122	(2)	(2)	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/27	952	(11)	(19)	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.24%	S + 5.75%	11/30/26	27,893	27,565	26,498	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.22%	S + 5.75%	11/30/26	8,855	8,750	8,412	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.22%	S + 5.75%	11/30/26	7,100	7,012	6,745	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.22%	S + 5.75%	11/30/26	4,932	4,863	4,686	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		$4,541	$4,400	$4,223	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.52%	S + 6.00%	08/15/25		25,856	25,154	25,403	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.19%	S + 6.00%	08/15/25		7,837	7,747	7,700	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.01%	S + 6.00%	08/15/25		4,653	4,604	4,572	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.50%	S + 6.00%	08/15/25		2,115	1,756	1,743	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 6.00%	08/15/25		4,565	(64)	(80)	(6) (7) (8)
Thrasio, LLC	Internet & Direct Marketing Retail		S + 7.00%	12/18/26		38,832	38,379	22,911	(6) (7) (9)
Total Vision LLC	Health Care Providers & Services	11.61%	S + 6.00%	07/15/26		16,886	16,649	16,591	(6) (7)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26		10,380	9,598	9,574	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26		4,969	4,907	4,882	(6) (7)
Total Vision LLC	Health Care Providers & Services	11.58%	S + 6.00%	07/15/26		2,473	2,443	2,430	(6) (7)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26		1,270	(14)	(22)	(6) (7) (8)
Trader Corporation	Automobiles	12.13%	C + 6.75%	12/21/29	CAD	315	228	228	(5) (6) (7)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	-	(5) (6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26		21,487	21,232	20,843	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26		9,631	9,316	9,141	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26		7,469	7,374	7,245	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26		3,023	2,028	1,971	(6) (7) (8)
VASA Fitness Buyer, Inc.	Consumer Retail	13.31%	S + 7.50% (Incl. 0.38% PIK)	08/14/28		4,168	4,025	4,022	(6)
VASA Fitness Buyer, Inc.	Consumer Retail		S + 7.50% (Incl. 0.38% PIK)	08/14/28		119	(4)	(4)	(6) (8)
VASA Fitness Buyer, Inc.	Consumer Retail		S + 7.50% (Incl. 0.38% PIK)	08/14/28		714	(12)	(13)	(6) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.68%	L + 6.25%	07/02/25		30,900	30,016	30,591	(6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.39%	S + 7.00%	08/11/27		35,122	34,609	34,508	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.40%	S + 7.00%	08/11/27		6,713	6,713	6,596	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 7.00%	08/11/27		3,685	(51)	(64)	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.13%	S + 5.50%	06/29/27		32,334	32,004	31,364	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		944	(9)	(28)	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.27%	S + 6.75%	01/18/28		25,126	23,792	24,497	(6) (7)
WebPT, Inc.	Health Care Technology	12.23%	S + 6.75%	01/18/28		5,534	5,469	5,395	(6) (7)
WebPT, Inc.	Health Care Technology	12.25%	S + 6.75%	01/18/28		2,617	2,030	1,994	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.30%	S + 6.75%	01/18/28		2,617	398	383	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	11.02%	S + 5.50%	01/20/27		21,613	21,346	21,288	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		2,600	(29)	(39)	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		4,000	(27)	(60)	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.29%	S + 5.75%	12/21/27		17,212	16,952	16,696	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.31%	S + 5.75%	12/21/27		5,778	5,687	5,604	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.29%	S + 5.75%	12/21/27		5,741	5,655	5,569	(6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.54%	S + 6.00%	12/21/27		2,694	1,905	1,884	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.22%	S + 5.75%	12/21/27		2,340	200	164	(6) (7) (8)
Wine.com, LLC	Beverages	12.64%	S + 7.00%	11/14/24		15,400	15,405	20,020	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Wine.com, LLC	Beverages	12.64%	S + 7.00%	11/14/24	$3,700	$3,703	$4,810	(6) (7)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	5,882	7,672	2,588	(6) (7) (9) (10)
Wine.com, LLC	Beverages		12.00% PIK	11/14/24	1,541	673	(863)	(6) (7) (8) (9) (10)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	23,043	22,572	22,582	(6) (7)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	3,250	3,216	3,185	(6) (7)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,389	2,360	2,341	(6) (7)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	1,894	(16)	(38)	(6) (7) (8)
WSO2, Inc.	IT Services	12.95%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	32,872	32,461	32,215	(6) (7)
Xactly Corporation	IT Services	12.77%	S + 7.25%	07/31/25	62,025	61,322	61,095	(6) (7)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	3,874	(37)	(58)	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.92%	S + 6.50%	07/01/27	76,666	76,666	75,899	(6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.91%	S + 6.50%	07/01/27	7,987	3,423	3,343	(6) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	50,230	49,269	30,540	(6) (7) (9)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,500	7,332	4,560	(6) (7) (9)
Total 1st Lien/Senior Secured Debt						3,242,212	3,141,036
1st Lien/Last-Out Unitranche (13) - 7.70%
Doxim, Inc.	Diversified Financial Services	11.82%	S + 6.40%	06/01/26	$38,967	$38,165	$36,629	(6) (7)
Doxim, Inc.	Diversified Financial Services	12.17%	S + 6.75%	06/01/26	24,563	24,227	23,089	(6) (7)
Doxim, Inc.	Diversified Financial Services	11.73%	S + 6.40%	06/01/26	22,863	22,330	21,491	(6) (7)
Doxim, Inc.	Diversified Financial Services	12.42%	S + 7.00%	06/01/26	6,615	6,522	6,251	(6) (7)
Doxim, Inc.	Diversified Financial Services	13.42%	S + 8.00%	06/01/26	5,136	5,061	4,982	(6) (7)
Doxim, Inc.	Diversified Financial Services	13.42%	S + 8.00%	06/01/26	3,849	3,796	3,733	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	12.14%	S + 6.75%	07/07/28	19,504	19,064	19,017	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	12.14%	S + 6.75%	07/07/28	7,591	2,843	2,653	(6) (7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.42%	S + 7.00%	08/24/28	3,111	3,073	3,072	(6)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	1,889	(23)	(24)	(6) (8)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.43%	S + 4.00%	08/31/28	5,000	2,284	2,283	(6) (8)
Total 1st Lien/Last-Out Unitranche						127,342	123,176
2nd Lien/Senior Secured Debt - 5.56%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$10,287	$9,030	$—	(7) (9) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(6) (7) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(6) (7) (12)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	17,000	16,234	16,830	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	13,890	13,701	13,751	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	4,939	4,839	4,890	(6) (7)
Genesis Acquisition Co. (dba ProCare Software)	Diversified Financial Services	14.47%	S + 9.00%	07/31/26	4,300	4,107	4,257	(6) (7)
MPI Engineered Technologies, LLC	Auto Components		12.00% PIK	07/15/25	17,752	16,741	12,604	(7) (9)
MPI Products LLC	Auto Components			07/15/25	7,412	—	—	(7) (12)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	13.17%	S + 7.75%	11/07/25	36,844	35,163	35,001	(6) (7)
Total 2nd Lien/Senior Secured Debt						109,529	89,034
Unsecured Debt - 0.56%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$2,130	$1,888	$1,683	(5) (7) (11)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	982	82	199	(7) (9)
CivicPlus LLC	Software	17.09%	S + 11.75% PIK	06/09/34	7,312	7,133	7,129	(6) (7)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24	1,266	1,055	—	(5) (7) (11) (12)
Total Unsecured Debt						10,158	9,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(4)	Industry	Interest Rate	Initial Acquisition Date (14)	Shares(3)	Cost	Fair Value	Footnotes
Preferred Stock - 2.80%
Broadway Parent, LLC	Diversified Financial Services		01/25/21	4,000,000	$4,019	$8,000	(6) (7) (12)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	15,507	(6) (7) (12)
Foundation Software	Construction & Engineering		08/31/20	22	21	29	(6) (7) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	12,489	(6) (7) (12)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	85,214	778	—	(5) (7) (9) (11)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	—	—	—	(6) (7) (11) (12) (15)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	—	(6) (7) (12)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	—	(6) (7) (12)
WSO2, Inc.	IT Services		11/04/21	561,918	8,875	8,785	(6) (7) (12)
Total Preferred Stock					48,216	44,810
Common Stock - 1.96%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,639	(6) (7) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(7) (11) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(7) (11) (12)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	2,114	(5) (7) (11) (12)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	—	(7) (12) (16)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,209	(6) (7) (11)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	746	(5) (6) (7) (11)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	(5) (7) (11) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(6) (7) (12)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (7) (11) (12)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	80	(6) (7) (12)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	16	(6) (7) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,777	(7) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	(5) (7) (11) (12)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(7) (11) (12)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(7) (12)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	291	(5) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,798	(6) (7) (11) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,292	(6) (7) (12)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,711	(6) (7) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,233	(6) (7) (12)
Total Common Stock					79,549	31,302
Warrants - 0.02%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$327	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(6) (7) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(6) (7) (12)
Total Warrants					1,849	327
Total Investments - 214.84%					$3,618,855	$3,438,696

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2023

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, rates for the 6 month, 3 month and 1 month L were 5.90%, 5.66% and 5.43%, respectively. As of September 30, 2023, 1 month E was 3.85%, 1 month S was 5.32%, 3 month S was 5.40%, 6 month S was 5.47%, SN was 5.19%, 3 month C was 5.51%, P was 8.50% and Canadian Prime rate ("CDN P") was 7.20%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€" or "EUR"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(4)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, the aggregate fair value of these non-qualifying securities is $188,867 or 5.31% of the Company’s total assets.
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
(14)
Securities exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $76,148 or 4.76% of the Company's net assets. The initial acquisition dates have been included for such securities.
(15)
Share amount rounds to less than 1.
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

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 1,440	GBP 1,322	10/04/24	$(174)
Bank of America, N.A.	USD 3,648	Euro 3,606	10/04/24	(231)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	24

				$(381)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

* Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, S, SN, C or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, 3 month C was 4.94%, P was 7.50% and CDN P was 6.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in $ unless otherwise noted, €, GBP, or CAD.

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

(1) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these non-qualifying securities is $184,642 or 5.14% of the Company’s total assets.

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

(9) The investment is subject to Chapter 7 bankruptcy process filed by IHS Intermediate Inc. (dba Interactive Health Solutions).

(10) Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $78,147 or 5.20% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 3,648	Euro 3,606	10/04/24	$(321)
Bank of America, N.A.	USD 1,440	GBP 1,322	10/04/24	(163)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	—
				$(484)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.
ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc. together with its consolidated subsidiaries, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with The Goldman Sachs Group, Inc. (“GS Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act. Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, BDC Blocker I, LLC, GSBD Blocker II, LLC, GSBD Wine I, LLC, GSBD Blocker III, LLC, GSBD Blocker IV, LLC, GSBD Blocker V, LLC, MMLC Blocker I, LLC, MMLC Blocker II, LLC, MMLC Wine I, LLC, and MMLC Blocker III, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Prepayment premiums	$—	$—	$—	$609
Accelerated amortization of upfront loan origination fees and unamortized discounts	$9,706	$5,210	$10,319	$9,850

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2023, was $3,251 and $5,608. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2022 was $4,471 and $12,506. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2023, the Company had certain investments held in eleven portfolio companies on non-accrual status, which represented 4.2% and 2.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 2.1% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2023 and December 31, 2022, the Company held an aggregate cash balance of $76,602 and $39,602. Foreign currency of $1,920 and $1,037 (acquisition cost of $1,983 and $1,035) is included in cash as of September 30, 2023 and December 31, 2022.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2023, the Company accrued excise taxes of $1,498 and $3,147. As of September 30, 2023, $3,465 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2022, the Company accrued excise taxes of $827 and $2,494.

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

The Company has a voluntary dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional shares. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. had also opted out of the dividend reinvestment plan in respect of shares of the Company’s common stock acquired through the 2022 10b5-1 Plan (as defined below).

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2023, Management Fees amounted to $8,870 and $26,761. As of September 30, 2023, $8,870 remained payable. For the three and nine months ended September 30, 2022, Management Fees amounted to $9,157 and $26,933 and the Investment Adviser voluntarily agreed to waive $0 and $346 of such Management Fees.

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

For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $6,237 and $36,376, and the Investment Adviser voluntarily agreed to waive $0 and $1,986 of such Incentive Fees for the three and nine months ended September 30, 2023. As of September 30, 2023, $6,237 remained payable. For the three and nine months ended September 30, 2022, the Company incurred Incentive Fees based on income of $0 and $12,023. For the three and nine months ended September 30, 2022, the Investment Adviser voluntarily agreed to waive $0 and $11,378 of such Incentive Fees.

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $516 and $1,528. As of September 30, 2023, $516 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $522 and $1,560.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $1 and $4. As of September 30, 2023, $4 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $10 and $29.

Common Stock Repurchase Plans

In November 2021, the Board of Directors approved and authorized a new 10b5-1 stock repurchase plan (the "2022 10b5-1 Plan"), which provided for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock traded below the most recently announced quarter-end NAV per share, subject to certain limitations. The 2022 10b5-1 Plan became effective on August 17, 2022, commenced on September 16, 2022 and expired on August 17, 2023. The 2022 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering (as defined below) on March 1, 2023 and remained suspended until its termination on August 17, 2023.

Under the 2022 10b5-1 Plan, no purchases were permitted to be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.30 or (b) the Maximum Debt/Equity Ratio. In the 2022 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and the total notional value of the Company’s unfunded commitments divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt divided by net assets, as of the most recent reported financial statement end date. Purchases under the 2022 10b5-1 Plan were required to be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws. Further, no purchases were effected under the 2022 10b5-1 Plan during the applicable restricted period under Regulation M as a result of an offering of securities by the Company or for a period of 60 days after the expiration of any overallotment option included in any common equity offering.

The Company’s repurchase of its common stock under the 2022 10b5-1 Plan or otherwise may have resulted in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the three and nine months ended September 30, 2023, the Company did not repurchase any of its common stock pursuant to the 2022 10b5-1 Plan or otherwise.

Affiliates

GS Group Inc. owned 5.9% as of September 30, 2023 and 6.3% as of December 31, 2022 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$—	$—	$—	$—
Total Controlled Affiliates	$—	$—	$—	$—	$—	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$470,595	$(470,595)	$—	$—	$—	$317
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	225	(164)	—	(1,732)	7,388	542
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(971)	3,955	184
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	479	9,114	253
Kawa Solar Holdings Limited	1,283	—	—	—	(210)	1,073	—
MedeAnalytics, Inc.	—	142	—	—	—	142	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	1,510	(81)	—	522	13,643	1,020
Total Non-Controlled Affiliates	$40,991	$472,472	$(470,840)	$—	$(1,912)	$40,711	$2,316
Total Affiliates	$40,991	$472,472	$(470,840)	$—	$(1,912)	$40,711	$2,316

For the Year Ended December 31, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Total Controlled Affiliates	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$328,935	$(328,935)	$—	$—	$—	$93
Animal Supply Holdings, LLC	6,569	382	—	—	(6,951)	—	380
ATX Networks Corp.	6,039	195	(633)	—	3,458	9,059	623
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(565)	4,926	289
Conergy Asia & ME Pte. LTD	400	—	—	—	(400)	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	1,039	8,635	265
Kawa Solar Holdings Limited	1,328	—	—	—	(45)	1,283	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	11,601	(54)	—	145	11,692	538
Total Non-Controlled Affiliates	$32,819	$341,113	$(329,622)	$—	$(3,319)	$40,991	$2,188
Total Affiliates	$51,194	$363,179	$(348,282)	$(14,414)	$(10,686)	$40,991	$2,463

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2023 and December 31, 2022, there were $1,116 and $542 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,242,212	$3,141,036	$3,174,534	$3,129,552
1st Lien/Last-Out Unitranche	127,342	123,176	120,253	116,230
2nd Lien/Senior Secured Debt	109,529	89,034	255,354	174,326
Unsecured Debt	10,158	9,011	8,787	7,630
Preferred Stock	48,216	44,810	48,258	42,377
Common Stock	79,549	31,302	82,006	35,490
Warrants	1,849	327	1,849	611
Total	$3,618,855	$3,438,696	$3,691,041	$3,506,216

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2023				December 31, 2022
Industry	Fair Value		Net Assets		Fair Value	Net Assets
Software	16.0%		34.3%		14.7%	34.4%
Health Care Providers & Services	12.4		26.6		11.2	26.2
Diversified Financial Services	11.8		25.3		11.3	26.3
Professional Services	9.7		20.8		9.5	22.2
Health Care Technology	8.3		17.8		8.9	20.7
Diversified Consumer Services	5.4		11.6		5.4	12.5
IT Services	4.8		10.3		7.0	16.4
Real Estate Mgmt. & Development	4.7		10.1		4.5	10.5
Interactive Media & Services	3.5		7.6		3.4	8.0
Health Care Equipment & Supplies	3.4		7.2		3.2	7.5
Commercial Services & Supplies	3.1		6.6		3.3	7.6
Entertainment	2.1		4.6		2.1	5.0
Chemicals	1.7		3.8		1.2	2.8
Hotels, Restaurants & Leisure	1.6		3.6		1.6	3.8
Transportation Infrastructure	1.4		3.1		1.4	3.3
Independent Power and Renewable Electricity Producers	1.3		2.8		1.2	2.7
Aerospace & Defense	1.1		2.3		1.0	2.3
Construction & Engineering	1.1		2.3		0.9	2.2
Household Products	0.9		2.1		1.1	2.5
Trading Companies & Distributors	0.8		1.7		0.8	1.8
Beverages	0.8		1.7		0.9	2.2
Insurance	0.8		1.6		0.6	1.4
Internet & Direct Marketing Retail	0.7		1.4		1.0	2.4
Pharmaceuticals	0.5		1.0		0.5	1.1
Textiles, Apparel & Luxury Goods	0.4		0.8		0.2	0.5
Auto Components	0.4		0.8		0.4	0.9
Media	0.3		0.6		—	—
Energy Equipment & Services	0.3		0.6		0.2	0.6
Communications Equipment	0.2		0.5		0.3	0.6
Capital Markets	0.2		0.3		0.2	0.4
Wireless Telecommunication Services	0.1		0.3		—	—
Leisure Equipment & Products	0.1		0.3		—	—
Consumer Retail	0.1		0.3		—	—
Building Products	—		0.1		—	0.1
Oil, Gas & Consumable Fuels(1)	—		—		—	—
Automobiles(1)	—		—		—	—
Food Products	—	(1)	—	(1)	0.1	0.2
Distributors(1)	—		—		—	—
Road & Rail	—		—		1.2	2.8
Containers & Packaging	—		—		0.3	0.7
Specialty Retail	—		—		0.2	0.4
Air Freight & Logistics	—		—		0.2	0.4
Total	100.0%		214.8%		100.0%	233.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2023	December 31, 2022
United States	95.1%	95.3%
Canada	3.2	3.1
United Kingdom	1.7	1.6
Germany (1)	—	—
Singapore (1)	—	—
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,854,418	Discounted cash flows	Discount Rate	9.3% - 27.4%	12.0%
	$1,345	Collateral analysis	Recovery Rate	4.3% - 27.5%	22.8%
	$59,878	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.8x
1st Lien/Last-Out Unitranche	$117,845	Discounted cash flows	Discount Rate	12.1% - 13.4%	13.1%
2nd Lien/Senior Secured Debt	$74,729	Discounted cash flows	Discount Rate	13.3% - 14.8%	14.0%
	$14,305	Comparable multiples	EV/EBITDA(6)	5.0x - 8.9x	5.5x
Unsecured Debt	$8,812	Discounted cash flows	Discount Rate	15.0% - 17.2%	16.8%
	$199	Comparable multiples	EV/EBITDA(6)	—	8.5x
Equity
Preferred Stock	$20,518	Comparable multiples	EV/EBITDA(6)	13.7x - 34.5x	33.3x
	$24,292	Comparable multiples	EV/Revenue	4.1x - 4.2x	4.1x
Common Stock	$9,351	Discounted cash flows	Discount Rate	16.1% - 29.6%	24.7%
	$17,949	Comparable multiples	EV/EBITDA(6)	4.0x - 18.6x	9.2x
	$3,711	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$327	Comparable multiples	EV/Revenue	—	4.2x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,920,976	Discounted cash flows	Discount Rate	7.4% - 35.2%	11.4%
	$1,283	Collateral analysis	Recovery Rate	—	32.9%
	$4,486	Comparable multiples	EV/EBITDA(6)	—	12.0x
	$806	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	$116,230	Discounted cash flows	Discount Rate	10.9% - 15.0%	14.1%
2nd Lien/Senior Secured Debt	$87,872	Discounted cash flows	Discount Rate	12.7% - 17.7%	13.9%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	$7,630	Discounted cash flows	Discount Rate	13.5% - 17.3%	16.5%
Equity
Preferred Stock	$14,297	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	28.2x
	$28,081	Comparable multiples	EV/Revenue	0.8x - 7.3x	4.1x
Common Stock	$10,322	Discounted cash flows	Discount Rate	16.3% - 30.0%	24.6%
	$20,391	Comparable multiples	EV/EBITDA(6)	4.5x - 18.3x	9.7x
	$3,784	Comparable multiples	EV/Revenue	1.8x - 15.2x	12.6x
Warrants	$611	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of September 30, 2023, included within the fair value of Level 3 assets of $3,332,783 is an amount of $125,104 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,055,804 or 93.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$105,622	$3,035,414	$3,141,036	$—	$78,623	$3,050,929	$3,129,552
1st Lien/Last-Out Unitranche	—	—	123,176	123,176	—	—	116,230	116,230
2nd Lien/Senior Secured Debt	—	—	89,034	89,034	—	84,753	89,573	174,326
Unsecured Debt	—	—	9,011	9,011	—	—	7,630	7,630
Preferred Stock	—	—	44,810	44,810	—	—	42,377	42,377
Common Stock	291	—	31,011	31,302	993	—	34,497	35,490
Warrants	—	—	327	327	—	—	611	611
Total Assets	$291	$105,622	$3,332,783	$3,438,696	$993	$163,376	$3,341,847	$3,506,216
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(381)	$—	$(381)	$—	$(484)	$—	$(484)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$3,050,929	$291,572	$(3,235)	$(55,014)	$(230,200)	$15,563	$—	$(34,201)	$3,035,414	$(57,311)
1st Lien/Last-Out Unitranche	116,230	6,436	—	(142)	(308)	960	—	—	123,176	(142)
2nd Lien/Senior Secured Debt	89,573	391	(45,284)	43,519	—	835	—	—	89,034	(1,765)
Unsecured Debt	7,630	1,348	—	9	—	24	—	—	9,011	10
Preferred Stock	42,377	—	(42)	2,475	—	—	—	—	44,810	2,433
Common Stock	34,497	—	3,799	(1,235)	(6,050)	—	—	—	31,011	(539)
Warrants	611	—	—	(284)	—	—	—	—	327	(284)
Total Assets	$3,341,847	$299,747	$(44,762)	$(10,672)	$(236,558)	$17,382	$—	$(34,201)	$3,332,783	$(57,598)
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$2,843,010	$693,066	$(5,195)	$(43,422)	$(395,716)	$21,438	$—	$—	$3,113,181	$(48,812)
1st Lien/Last-Out Unitranche	162,532	18,982	—	(5,773)	(61,194)	3,591	—	—	118,138	(3,754)
2nd Lien/Senior Secured Debt	178,780	16,282	(2,035)	(35,195)	(47,859)	3,502	50,220	—	163,695	(34,168)
Unsecured Debt	1,733	6,182	—	(288)	—	34	—	—	7,661	(288)
Preferred Stock	52,655	—	—	(10,726)	—	—	—	—	41,929	(10,726)
Common Stock	30,100	10,079	105	(7,950)	(105)	—	—	—	32,229	(7,950)
Warrants	1,850	—	—	(1,382)	—	—	—	—	468	(1,382)
Total Assets	$3,270,660	$744,591	$(7,125)	$(104,736)	$(504,874)	$28,565	$50,220	$—	$3,477,301	$(107,080)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2023	December 31, 2022
Revolving Credit Facility	3	$1,024,481	$1,161,401
2025 Notes	2	$346,860	$348,120
2026 Notes	2	$463,400	$461,800

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 185% and 174%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$670,935	$1,024,481	$1,695,000	$548,671	$1,161,401
2025 Notes	360,000	—	358,110	360,000	—	357,076
2026 Notes	500,000	—	495,612	500,000	—	494,183
Total Debt	$2,555,000	$670,935	$1,878,203	$2,555,000	$548,671	$2,012,660

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,250,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $926,674, in EUR of EUR 37,700, in GBP of GBP 47,000 and in CAD of CAD 820. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,065,674, in EUR of EUR 37,700, in GBP of GBP 45,300 and in CAD of CAD 820.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 5.27% and the year ended December 31, 2022 was 3.55%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was $1,947,143 and the year ended December 31, 2022 was $1,991,629.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and May 5, 2022. Subsequent to the three months ended September 30, 2023, the Company entered into the tenth amendment to the Revolving Credit Facility. See Note 12 “Subsequent Events.”

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2023, the Company was in compliance with these covenants.

Costs of $28,094 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2023 and December 31, 2022, deferred financing costs were $10,576 and $12,772.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$18,952	$12,964	$55,862	$24,478
Facility fees	683	477	1,783	1,857
Amortization of financing costs	743	741	2,199	2,114
Total	$20,378	$14,182	$59,844	$28,449
Weighted average interest rate	7.24%	4.10%	6.87%	3.08%
Average outstanding balance	$1,038,175	$1,254,629	$1,087,143	$1,061,588

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the Company did not have Convertible Notes outstanding.

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$—	$—	$—	$1,744
Accretion of OID	—	—	—	118
Amortization of debt issuance costs	—	—	—	216
Total	$—	$—	$—	$2,078

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

The below table presents the components of the carrying value of the 2025 Notes:

	September 30, 2023	December 31, 2022
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	1,890	2,924
Carrying Value	$358,110	$357,076

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$3,375	$3,375	$10,125	$10,125
Amortization of debt issuance costs	348	348	1,034	993
Total	$3,723	$3,723	$11,159	$11,118

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

The below table presents the components of the carrying value of the 2026 Notes:

	September 30, 2023	December 31, 2022
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	4,388	5,817
Carrying Value	$495,612	$494,183

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$3,592	$3,593	$10,781	$10,781
Amortization of debt issuance costs	481	481	1,429	1,397
Total	$4,073	$4,074	$12,210	$12,178

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

For the three and nine months ended September 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $7,749. For the three and nine months ended September 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $781 and $1,367.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	September 30, 2023	December 31, 2022
Gross Amount of Assets	$24	$—
Gross Amount of Liabilities	(405)	(484)
Net Amount of Assets or (Liabilities)	$(381)	$(484)
Collateral (Received) Pledged (1)	381	290
Net Amounts (2)	$—	$(194)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gain (loss) on foreign currency forward contracts	$—	$90	$—	$171
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	232	(35)	103	11
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$232	$55	$103	$182

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$37	$163
Acquia, Inc.	1,660	1,346
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	9,650
Ansira Partners, Inc.	158	127
AQ Helios Buyer, Inc. (dba SurePoint)	16,475	8,888
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
Assembly Intermediate LLC	9,238	7,478
Bayside Opco, LLC (dba Pro-PT)	341	—
Bigchange Group Limited	2,928	3,459
Broadway Technology, LLC	1,090	1,090
BSI3 Menu Buyer, Inc (dba Kydia)	38	38
Bullhorn, Inc.	1,344	726
Businessolver.com, Inc.	4,595	4,595
Capitol Imaging Acquisition Corp.	180	38
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	3,090	4,753
Circustrix Holdings, LLC (dba SkyZone)	807	—
CivicPlus LLC	1,119	1,217
Clearcourse Partnership Acquireco Finance Limited	7,233	8,951
CloudBees, Inc.	738	738
Coding Solutions Acquisition, Inc.	12,858	6,156
CorePower Yoga LLC	1,687	1,125
Coretrust Purchasing Group LLC	226	226
Crewline Buyer, Inc. (dba New Relic)	4,062	—
CST Buyer Company (dba Intoxalock)	86	78
DECA Dental Holdings LLC	570	5,360
Diligent Corporation	1,829	2,170
ESO Solutions, Inc	1,448	3,620
Experity, Inc.	81	81
Frontgrade Technologies Holdings Inc.	250	—
Fullsteam Operations LLC	57,993	2,642
Gainsight, Inc.	2,736	5,320
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,395	1,716
Governmentjobs.com, Inc. (dba NeoGov)	17,662	19,428
GS AcquisitionCo, Inc. (dba Insightsoftware)	982	982
HealthEdge Software, Inc.	13,300	13,300
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Highfive Dental Holdco, LLC	2,188	—
Honor HN Buyer, Inc	8,284	21,001
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,641	2,344
HumanState Limited (dba PayProp)	12,042	11,932
iCIMS, Inc.	13,881	15,910
Intelligent Medical Objects, Inc.	3,431	4,192
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
iWave Information Systems, Inc.	109	109
Kaseya Inc.	1,858	2,200
MerchantWise Solutions, LLC (dba HungerRush)	3,021	4,485
Millstone Medical Outsourcing, LLC	1,877	1,774
MRI Software LLC	1,612	1,612

	Unfunded Commitment Balances(1)
	September 30, 2023	December 31, 2022
NFM & J, L.P. (dba the Facilities Group)	$4,478	$6,054
One GI LLC	44	3,654
PDDS Holdco, Inc. (dba Planet DDS)	8,463	6,128
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc	1,902	2,550
Premier Care Dental Management, LLC	3,052	3,602
Project Eagle Holdings, LLC (dba Exostar)	75	75
Prophix Software Inc. (dba Pound Bidco)	5,104	3,445
Recochem, Inc	9,856	—
Recorded Books Inc. (dba RBMedia)	321	—
Riverpoint Medical, LLC	3,582	4,094
Rodeo Buyer Company (dba Absorb Software)	2,032	3,048
Rubrik, Inc.	4,320	2,310
Singlewire Software, LLC	129	—
Smarsh, Inc.	5,000	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	7,820	9,300
SpendMend, LLC	210	238
StarCompliance Intermediate, LLC	1,025	1,875
Sundance Group Holdings, Inc. (dba NetDocuments)	2,298	4,925
Sunstar Insurance Group, LLC	3,543	7,996
Superior Environmental Solutions	880	—
Superman Holdings, LLC (dba Foundation Software)	1,074	122
Sweep Purchaser LLC	91	3,724
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	4,900	2,467
Total Vision LLC	1,894	10,464
Trader Corporation	17	17
USN Opco LLC (dba Global Nephrology Solutions)	1,163	5,880
VASA Fitness Buyer, Inc.	833	—
Volt Bidco, Inc. (dba Power Factors)	3,685	6,612
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	2,727	4,225
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	6,600
Whitewater Holding Company LLC	2,855	3,944
Wine.com, LLC	1,541	1,541
WorkForce Software, LLC	1,894	631
Xactly Corporation	3,874	—
Zarya Intermediate, LLC (dba iOFFICE)	4,564	7,987
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	—	1,950
Apptio, Inc.	—	2,154
CORA Health Holdings Corp	—	8,514
Eptam Plastics, Ltd.	—	2,042
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	113
Lithium Technologies, Inc.	—	3,066
PPT Management Holdings, LLC.	—	123
Premier Imaging, LLC (dba Lucid Health)	—	4,110
Qualawash Holdings, LLC	—	3,359
Spotless Brands, LLC	—	33
Thrasio, LLC	—	14,686
Total 1st Lien/Senior Secured Debt	$355,206	$364,529
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$4,748	$6,516
Thor FinanceCo LLC (dba Harmoni Towers)	1,889	—
Towerco IV Holdings, LLC	2,646	—
Total 1st Lien/Last-Out Unitranche	$9,283	$6,516
Total	$364,489	$371,045

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

9.
NET ASSETS

Equity Issuances

At-the-market (“ATM”) Offering

The Company may from time to time issue and sell shares of its common stock through public or ATM offerings. On May 26, 2022, the Company entered into (i) an equity distribution agreement by and among the Company, GSAM and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, GSAM and SMBC Nikko Securities America, Inc. (“SMBC,” and together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” On August 1, 2023, the Company provided written notice to each of the Sales Agents of its election to terminate each respective Equity Distribution Agreement, effective August 1, 2023, and as a result of the termination, the Company’s ATM program ceased to be effective.

The Equity Distribution Agreements provided that the Company could from time to time issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200 million, through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, would have been made in negotiated transactions or transactions that were deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act, as amended, including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may have included block trades, as the Company and the Sales Agents agreed. The Sales Agents were entitled to receive a commission from the Company of up to 1.00% of the gross sales price of any shares sold through the Sales Agents under the Equity Distribution Agreements.

For the three and nine months ended September 30, 2023, there were no shares issued through ATM offerings.

For the three and nine months ended September 30, 2022, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Gross Proceeds	$10,744	$13,000
Underwriting/Offering Expenses	(184)	(648)
Net Proceeds	$10,560	$12,352
Number of Shares Issued	616,975	741,107
Average Sales Price per Share	$17.41	$17.54

Follow-on Offering

On March 9, 2023, the Company completed a follow-on offering (the "March Offering") under its shelf registration statement, issuing 6,500,000 shares of its common stock at a price to the underwriters of $15.09 per share. Net of offering and underwriting costs, the Company received cash proceeds of $97,578.

Distributions

The Company has adopted a DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The shares distributed by the Transfer Agent in the Company’s DRIP are either through (i) newly issued shares or (ii) acquired by the Transfer Agent through the purchase of outstanding shares on the open market. If, on the payment date for any distribution, the most recently computed NAV per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the Transfer Agent will invest the distribution amount in newly issued shares. Otherwise, the Transfer Agent will invest the dividend amount in shares acquired by purchasing shares on the open market. The following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Nine Months Ended September 30, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45		101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45		100,381
August 2, 2023	September 30, 2023	October 27, 2023	$0.45		128,366	*
For the Nine Months Ended September 30, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*

* In accordance with the Company’s dividend reinvestment plan, shares were purchased in the open market.

(1) $0.29 is considered capital gain distribution.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase (decrease) in net assets from operations	$51,595	$(7,500)	$145,322	$51,335
Weighted average shares outstanding	109,535,156	102,367,005	107,881,454	102,069,593
Basic and diluted earnings (loss) per share	$0.47	$(0.07)	$1.35	$0.50

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data:(1)
NAV, beginning of period	$14.61	$15.86
Net investment income	1.72	1.58
Net realized and unrealized gains (losses)(2)	(0.38)	(1.08)
Income tax provision, realized and unrealized gains	(0.01)	—
Net increase in net assets from operations	1.33	0.50
Issuance of common stock, net underwriting and offering costs	0.02	0.01
Distributions declared	(1.35)	(1.35)
Total increase (decrease) in net assets	—	(0.84)
NAV, end of period	$14.61	$15.02
Market price, end of period	$14.56	$14.45
Shares outstanding, end of period	109,563,525	102,778,441
Weighted average shares outstanding	107,881,454	102,069,593
Total return based on NAV(3)	9.89%	2.61%
Total return based on market value(4)	16.62%	(18.28)%
Supplemental Data/Ratio: (5)
Net assets, end of period	$1,600,577	$1,543,903
Ratio of net expenses to average net assets	13.13%	7.56%
Ratio of net expenses before voluntary waivers to average net assets	13.30%	8.55%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.11%	2.99%
Ratio of interest and other debt expenses to average net assets	7.09%	4.52%
Ratio of net incentive fees to average net assets	2.93%	0.05%
Ratio of total expenses to average net assets	13.30%	8.55%
Ratio of net investment income to average net assets	15.80%	13.52%
Portfolio turnover	8%	15%

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

On October 18, 2023, the Company entered into a tenth amendment to the Revolving Credit Facility with Truist Bank, as administrative agent, to, among other things, (i) increase the uncommitted accordion feature from $2,250,000 to $2,542,500 and (ii) extend with respect to some of the lenders who hold approximately 87% of total lending commitments (A) the final maturity date from May 5, 2027 to October 18, 2028, and (B) the revolver availability period from May 5, 2026 to October 18, 2027.

On November 1, 2023, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 26, 2024 to holders of record as of December 29, 2023.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2023, we originated approximately $7.17 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of September 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facility (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to September 30, 2023 or have fallback provisions that will be utilized.

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

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,242.21	$3,141.04	$3,174.53	$3,129.55
First Lien/Last-Out Unitranche	127.34	123.18	120.25	116.23
Second Lien/Senior Secured Debt	109.53	89.03	255.35	174.33
Unsecured Debt	10.16	9.01	8.79	7.63
Preferred Stock	48.22	44.81	48.26	42.38
Common Stock	79.55	31.30	82.01	35.49
Warrants	1.85	0.33	1.85	0.61
Total Investments	$3,618.86	$3,438.70	$3,691.04	$3,506.22

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.1%	12.9%	11.4%	11.9%
First Lien/Last-Out Unitranche(2) (3)	13.3	14.9	12.5	15.2
Second Lien/Senior Secured Debt(2)	10.3	12.9	10.8	18.9
Unsecured Debt(2)	14.8	17.0	14.4	16.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.6%	12.7%	11.0%	12.1%

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

As of September 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.6% and 12.7%, as compared to 11.0% and 12.1% as of December 31, 2022. The increase in the weighted average yield at fair value within First Lien/Senior Secured Debt was primarily driven by rising interest rates and financial underperformance. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at fair value was primarily driven by the recapitalization of our investment in Zep, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2023	December 31, 2022
Number of portfolio companies	137	134
Percentage of performing debt bearing a floating rate(1)	99.9%	99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	0.1%	0.8%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.6%	11.7%
Weighted average yield on debt and income producing investments, at fair value(3)	13.3%	12.5%
Weighted average leverage (net debt/EBITDA)(4)	5.9x	6.1x
Weighted average interest coverage(4)	1.5x	1.6x
Median EBITDA(4)	$50.22 million	$49.62 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 43.5% and 41.8% of total debt investments.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$194.44	5.7%	$—	—%
Grade 2	2,933.97	85.3	3,402.96	97.1
Grade 3	230.31	6.7	91.55	2.6
Grade 4	79.98	2.3	11.71	0.3
Total Investments	$3,438.70	100.0%	$3,506.22	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $194.44 million being upgraded from grade 2 due to the potential exit. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $73.10 million being downgraded from grade 2 and grade 3 due to financial underperformance, offset by the exit of an investment with a fair value of $4.52 million. The increase in investments with a grade 3 investment performance rating was primarily driven by investments with aggregate fair value of $147.62 million being downgraded from grade 2 due to financial underperformance, offset by the exit of an investment with a fair value of $5.87 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,466.23	95.8%	$3,613.76	97.9%
Non-accrual	152.63	4.2	77.28	2.1
Total Investments	$3,618.86	100.0%	$3,691.04	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2023	September 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$158.53	$203.57
First Lien/Last-Out Unitranche	9.87	—
Second Lien/Senior Secured Debt	—	0.95
Common Stock	—	1.10
Total	$168.40	$205.62
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$140.29	$211.85
First Lien/Last-Out Unitranche	0.10	0.10
Second Lien/Senior Secured Debt	110.92	—
Common Stock	6.05	—
Total	$257.36	$211.95
Net increase (decrease) in portfolio	$(88.96)	$(6.33)
Number of new portfolio companies with new investment commitments	8	6
Total new investment commitment amount in new portfolio companies	$49.12	$136.75
Average new investment commitment amount in new portfolio companies	$6.14	$22.79
Number of existing portfolio companies with new investment commitments	5	10
Total new investment commitment amount in existing portfolio companies	$119.28	$68.87
Weighted average remaining term for new investment commitments (in years)(2)	5.2	5.1
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.6%	9.9%
Weighted average yield on new investment commitments(5)	11.6%	9.8%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.1%	7.7%
Weighted average yield on investments sold or repaid(7)	11.8%	7.7%

(1)
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Total investment income	$120.05	$95.22	$339.54	$250.98
Net expenses	45.60	33.20	150.95	87.53
Net investment income before taxes	74.45	62.02	188.59	163.45
Income tax expense, including excise tax	1.50	0.83	3.15	2.49
Net investment income after taxes	72.95	61.19	185.44	160.96
Net realized gain (loss) on investments	(5.18)	—	(44.39)	(7.09)
Net unrealized appreciation (depreciation) on investments	(19.90)	(72.28)	4.67	(110.36)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	3.79	3.46	0.22	7.82
Net realized and unrealized gains (losses)	(21.29)	(68.82)	(39.50)	(109.63)
Income tax (provision) benefit for realized and unrealized gains	(0.06)	0.13	(0.62)	0.01
Net increase in net assets from operations	$51.60	$(7.50)	$145.32	$51.34

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Net investment income after taxes	$72.95	$61.19	$185.44	$160.96
Less: Purchase Discount amortization	3.25	4.48	5.61	12.51
Adjusted net investment income after taxes	$69.70	$56.71	$179.83	$148.45

Net realized and unrealized gains (losses)	$(21.29)	$(68.82)	$(39.50)	$(109.63)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(3.28)	(4.48)	(6.15)	(12.51)
Less: Realized gain (loss) due to the Purchase Discount	0.03	—	0.54	—
Adjusted net realized and unrealized gains (losses)	$(18.04)	$(64.34)	$(33.89)	$(97.12)

Investment Income
Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest	$109.71	$88.45	$310.83	$232.09
Dividend income	0.26	0.13	0.50	0.26
Payment-in-kind income	9.27	5.26	25.83	15.08
Other income	0.81	1.38	2.38	3.55
Total Investment Income	$120.05	$95.22	$339.54	$250.98

In the table above:

•
Interest income from investments increased from $88.45 million and $232.09 million for the three and nine months ended September 30, 2022 to $109.71 million and $310.83 million for the three and nine months ended September 30, 2023. The increase is primarily driven by the increase in rising base interest rates on our variable rate investments. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $5.21 million and $9.85 million for the three and nine months ended September 30, 2022, and $9.71 million and $10.32 million for the three and nine months ended September 30, 2023.
•
PIK income from investments increased from $5.26 million and $15.08 million for the three and nine months ended September 30, 2022 to $9.27 million and $25.83 million for the three and nine months ended September 30, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest and other debt expenses	$28.17	$21.98	$83.21	$53.82
Incentive fees	6.24	—	36.38	12.02
Management fees	8.87	9.16	26.76	26.93
Professional fees	0.98	0.81	2.75	2.56
Directors’ fees	0.20	0.21	0.62	0.62
Other general and administrative expenses	1.14	1.04	3.22	3.31
Total Expenses	$45.60	$33.20	$152.94	$99.26
Fee waivers	—	—	(1.99)	(11.73)
Net Expenses	$45.60	$33.20	$150.95	$87.53

In the table above:

•
Interest and other debt expenses increased from $21.98 million and $53.82 million for the three and nine months ended September 30, 2022 to $28.17 million and $83.21 million for the three and nine months ended September 30, 2023. The increase is primarily driven by the rising base interest rates on our Revolving Credit Facility.
•
Incentive fees increased from $0 million and $12.02 million for the three and nine months ended September 30, 2022 to $6.24 million and $36.38 million for the three and nine months ended September 30, 2023. The increase is primarily driven by the performance of the investment portfolio for the twelve quarters ended September 30, 2023 as compared to the twelve quarters ended September 30, 2022. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

•
For the nine months ended September 30, 2023, our Investment Adviser voluntarily waived incentive fees by $1.99 million and management fees by $0 million. For the nine months ended September 30, 2022, our Investment Adviser voluntarily waived incentive fees by $11.38 million and management fees by $0.35 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions)
Yasso, Inc.	$4.68	$—	$4.68	$—
Other, net	0.04	—	(0.42)	0.11
IHS Intermediate Inc. (dba Interactive Health Solutions)	(9.90)	—	(9.90)	—
Bolttech Mannings, Inc.	—	—	—	(2.04)
Convene 237 Park Avenue, LLC (dba Convene)	—	—	—	(4.54)
Experity, Inc.	—	—	—	(0.62)
National Spine and Pain Centers, LLC	—	—	(36.27)	—
PPT Management Holdings, LLC (dba Pro-PT)	—	—	(2.48)	—
Net realized gain (loss) on investments	$(5.18)	$—	$(44.39)	$(7.09)

For the nine months ended September 30, 2023, net realized losses were primarily driven by the exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $36.27 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Unrealized appreciation	$39.26	$2.29	$81.79	$13.17
Unrealized depreciation	(59.16)	(74.58)	(77.12)	(123.53)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(19.90)	$(72.29)	$4.67	$(110.36)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Portfolio Company:	($ in millions)
Zep Inc.	$20.24	$16.83
IHS Intermediate Inc. (dba Interactive Health Solutions)	9.90	9.90
Broadway Parent, LLC	1.36	2.57
CloudBees, Inc.	1.31	2.52
Governmentjobs.com, Inc. (dba NeoGov)	0.49	1.10
MPI Engineered Technologies, LLC	0.19	(2.02)
iCIMS, Inc.	0.12	(0.99)
National Spine and Pain Centers, LLC	—	36.27
PPT Management Holdings, LLC (dba Pro-PT)	—	1.42
Output Services Group, Inc.	(0.21)	(1.85)
Ansira Partners, Inc.	(0.39)	(3.09)
Apptio, Inc.	(0.60)	(1.02)
Picture Head Midco LLC	(0.64)	(1.40)
LS Clinical Services Holdings, Inc (dba CATO)	(0.97)	(1.00)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(1.00)	(2.54)
Sweep Purchaser LLC	(1.37)	(1.86)
Diligent Corporation	(1.43)	(0.97)
Pluralsight, Inc	(1.48)	(1.59)
ATX Parent Holdings, LLC - Class A Units	(1.52)	(1.55)
Lithium Technologies, Inc.	(1.95)	(2.23)
Other, net(1)	(2.86)	(1.59)
Acuity Specialty Products, Inc. (dba Zep Inc.)	(3.04)	(3.04)
Yasso, Inc.	(4.05)	(1.58)
Wine.com, LLC	(4.75)	(8.28)
Thrasio, LLC	(12.03)	(12.26)
Zodiac Intermediate, LLC (dba Zipari)	(15.22)	(17.08)
Total	$(19.90)	$4.67

(1)
For the three and nine months ended September 30, 2023, Other, net includes gross unrealized appreciation of $5.10 million and $10.64 million, and gross unrealized depreciation of $(8.51) million and $(12.77) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2023 was primarily driven by the financial underperformance of Thrasio, LLC and Zodiac Intermediate, LLC (dba Zipari), partially offset by the reversal of the unrealized depreciation in connection with the recapitalization of our second lien debt investment in Zep Inc.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC and the recapitalization of our second lien debt investment in Zep Inc., partially offset by the financial underperformance of Thrasio, LLC and Zodiac Intermediate, LLC (dba Zipari) and the increase in market volatility.

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

(1)
For the three and nine months ended September 30, 2022, Other, net includes gross unrealized appreciation of $0.85 million and $1.06 million, and gross unrealized depreciation of $(33.12) million and $(65.76) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 185% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On May 26, 2022, we entered into (i) an equity distribution agreement by and among us, GSAM and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, GSAM and SMBC Nikko Securities America, Inc (“SMBC” and, together with Truist, the “Sales Agents”). The equity distribution agreements with the Sales Agents described in the preceding sentence are collectively referred to herein as the “Equity Distribution Agreements.” On August 1, 2023, we provided written notice to each of the Sales Agents of our election to terminate each respective Equity Distribution Agreement, effective August 1, 2023, and as a result of the termination our ATM program ceased to be effective.

For the three and nine months ended September 30, 2023, there were no shares issued through ATM offerings.

On March 9, 2023, we completed a follow-on offering (the "March Offering") under our shelf registration statement, issuing 6,500,000 shares of our common stock at a price to the underwriters of $15.09 per share. Net of offering and underwriting costs, we received cash proceeds of $97.58 million.

For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

Common Stock Repurchase Plan

In November 2021, our Board of Directors approved and authorized a new common stock repurchase plan (the “2022 10b5-1 Plan”), which provided for us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. The 2022 10b5-1 Plan became effective on August 17, 2022, commenced on September 16, 2022 and expired on August 17, 2023. The 2022 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering on March 1, 2023 and remained suspended until its termination on August 17, 2023. No purchases were effected under the 2022 10b5-1 Plan during the applicable restricted period under Regulation M as a result of an offering of securities by us or for a period of 60 days after the expiration of any overallotment option included in any common equity offering. For the three and nine months ended September 30, 2023, we did not repurchase any of our common stock pursuant to the 2022 10b5-1 Plan or otherwise.

For further details, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this report.

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the dividend reinvestment plan, and GS & Co. had also opted out of the dividend reinvestment plan in respect of any shares of our common stock acquired through the 2022 10b5-1 Plan.

For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

All correspondence concerning the plan should be directed to the plan agent at Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940-3078, with overnight correspondence being directed to the plan agent at Computershare Trust Company, N.A., 150 Royall St., Suite 101, Canton, MA 02021; by calling 855-807-2742; or through the plan agent’s website at www.computershare.com/investor. Participants who hold their shares through a broker or other nominee should direct correspondence or questions concerning the DRIP to their broker or nominee.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2023:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
Revolving Credit Facility(1)	$1,024.48	$—	$—	$1,024.48	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, we had outstanding borrowings denominated in USD of $926.67 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 47.00 million and Canadian Dollar (CAD) of 0.82 million.

Revolving Credit Facility

On September 19, 2013, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America N.A. serves as syndication agent under the Revolving Credit Facility.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,250.00 million. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and May 5, 2022. Subsequent to the three months ended September 30, 2023, we entered into the tenth amendment to the Revolving Credit Facility. See “Recent Developments.”

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$355.21	$364.53
First Lien/Last-Out Unitranche	9.28	6.52
Total	$364.49	$371.05

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

RECENT DEVELOPMENTS

On September 7, 2023, David Pessah notified us of his intention to resign as our Chief Financial Officer, Treasurer and principal accounting officer to pursue a new professional opportunity. Effective November 10, 2023, Mr. Pessah will cease serving as our Chief Financial Officer, Treasurer and principal accounting officer. Mr. Pessah’s resignation was not the result of any disagreement with us.

On September 25, 2023, the Board of Directors appointed Stanley Matuszewski as our Chief Financial Officer and Treasurer and John Lanza as our principal accounting officer, each effective November 10, 2023.

To assist in an orderly transition, Mr. Pessah will continue to serve in his current roles during the transition period, until Mr. Matuszewski and Mr. Lanza each assume their respective roles on November 10, 2023.

On October 18, 2023, we entered into a tenth amendment to the Revolving Credit Facility with Truist Bank, as administrative agent, to, among other things, (i) increase the uncommitted accordion feature from $2,250.00 million to $2,542.50 million and (ii) extend with respect to some of the lenders who hold approximately 87% of total lending commitments (A) the final maturity date from May 5, 2027 to October 18, 2028, and (B) the revolver availability period from May 5, 2026 to October 18, 2027.

On November 1, 2023, our Board of Directors declared a quarterly distribution of $0.45 per share payable on January 26, 2024 to holders of record as of December 29, 2023.

Subsequent to quarter-end, we placed one additional portfolio company on non-accrual status. The addition of this portfolio company to non-accrual status does not constitute a meaningful change to the non-accrual percentages presented in Note 2 "Significant Accounting Policies - Non-Accrual Investments" in our consolidated financial statements included in this report.

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

As of September 30, 2023 and December 31, 2022, on a fair value basis, approximately 0.1% and 0.8% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.9% and 99.2% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$81.70	$(28.60)	$53.10
Up 200 basis points	54.47	(19.07)	35.40
Up 100 basis points	27.23	(9.53)	17.70
Up 75 basis points	20.43	(7.15)	13.28
Up 50 basis points	13.62	(4.77)	8.85
Up 25 basis points	6.81	(2.38)	4.43
Down 25 basis points	(6.81)	2.38	(4.43)
Down 50 basis points	(13.62)	4.77	(8.85)
Down 75 basis points	(20.43)	7.15	(13.28)
Down 100 basis points	(27.23)	9.53	(17.70)
Down 200 basis points	(54.47)	19.07	(35.40)
Down 300 basis points	(81.70)	28.60	(53.10)

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

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy will continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Tenth Omnibus Amendment to Senior Secured Revolving Credit Agreement and Guarantee and Security Agreement, dated as of October 18, 2023, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on October 24, 2023).

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

GOLDMAN SACHS BDC, INC.

Date: November 7, 2023	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Pessah
David Pessah Chief Financial Officer and Treasurer (Principal Financial Officer)