Form 10-K
period 2023-12-31
Goldman Sachs BDC, Inc.
filed 2024-02-28
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,425.18 million.

As of February 28, 2024, there were 109,682,711 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Goldman Sachs BDC, Inc.’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
•
the impact of elevated inflation and interest rates and the risk of recession on our portfolio companies;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us,” and “our,” mean Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC, Goldman Sachs Middle Market Lending Corp. II, Phillip Street Middle Market Lending Fund LLC and Goldman Sachs Private Credit Corp.), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2023, we originated approximately $7.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. We maintain a website at www.GoldmanSachsBDC.com and make all of our annual, quarterly and current reports, proxy statements and other publicly filed information available, free of charge, on or through our website. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC. You may also obtain such information by contacting us, in writing at: 71 South Wacker Drive, Chicago, Illinois 60606, or by telephone (collect) at (312) 655-4419. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2023
	Amortized Cost	Fair Value
	(in millions)
First Lien/Senior Secured Debt	$3,209.94	$3,107.47
First Lien/Last-Out Unitranche	148.07	144.74
Second Lien/Senior Secured Debt	84.62	66.56
Unsecured Debt	27.93	27.31
Preferred Stock	44.20	37.30
Common Stock	57.18	30.70
Warrants	1.85	0.25
Total Investments	$3,573.79	$3,414.33

As of December 31, 2023, our portfolio consisted of 414 investments in 144 portfolio companies across 38 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2023, were Software, Health Care Providers & Services, Professional Services and Financial Services, which represented 17.4%, 12.4%, 9.9% and 9.7%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2023 was primarily United States 95.1%, Canada 3.6%, United Kingdom 1.2% and Germany 0.1%.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.1%	13.5%
First Lien/Last-Out Unitranche(2) (3)	13.1	14.4
Second Lien/Senior Secured Debt(2)	9.2	11.4
Unsecured Debt(2)	15.4	15.7
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	11.8%	13.2%

(1)
The weighted average yield at amortized cost of our portfolio excludes the Purchase Discount (as defined below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) and amortization related to our Merger (as defined below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) with GS MMLC (as defined below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) and does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any)

December 31, 2023
Number of portfolio companies	144
Percentage of performing debt bearing a floating rate(1)	99.9%
Percentage of performing debt bearing a fixed rate(1)(2)	0.1%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.6%
Weighted average yield on debt and income producing investments, at fair value(3)	13.8%
Weighted average leverage (net debt/EBITDA)(4)	6.1x
Weighted average interest coverage(4)	1.5x
Median EBITDA(4)	$53.98 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 42.9% of total debt investments.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from GS Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. As of December 31, 2023, GS Group Inc. owned 5.9% of our common stock.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our board of directors (the “Board of Directors” or the “Board”), a majority of which is made up of independent directors (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the “Federal Reserve”). GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 160 investment professionals across nine cities and four continents as of December 31, 2023. Within the Goldman Sachs Asset Management Private Credit Team, approximately 74 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment

Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 18 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2023.

Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling and Greg Watts, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2023, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 97.2% secured debt investments (95.3% in first lien debt (including 4.2% in first lien/last-out unitranche loans) and 1.9% in second lien debt), 0.8% in unsecured debt investments, 1.1% in preferred stock, 0.9% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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
•
Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team and have proper incentives in place for management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.
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

The Investment Adviser may integrate environmental, social and governance (“ESG”) risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment.

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. Additionally, if the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objectives and strategies.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.
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

1 As of year-end December 2023 according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. These websites are not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on these websites to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.5 trillion in firmwide assets under supervision as of December 31, 2023, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, Goldman Sachs Asset Management Private Credit and its predecessors have invested over $180 billion, leveraging Goldman Sachs Asset Management Private Credit’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. Goldman Sachs Asset Management Private Credit invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: Goldman Sachs Asset Management Private Credit believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. Goldman Sachs Asset Management Private Credit’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 160 investment professionals across nine cities and four continents as of December 2023. Goldman Sachs Asset Management Private Credit’s investment team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, Goldman Sachs Asset Management Private Credit has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.

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

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the DRIP, and GS & Co. has opted out of the DRIP in respect of any shares of our common stock acquired through a 10b5-1 plan. For further details, see Note 9 “Net Assets” to our consolidated financial statements included in this report.

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

For the years ended December 31, 2023 and 2022, Management Fees amounted to $35.47 million and $36.00 million and the Investment Adviser has voluntarily agreed to waive $0.00 and $0.34 million of Management Fees. As of December 31, 2023, $8.71 million remained payable.

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

For the years ended December 31, 2023 and 2022, Incentive Fees based on income amounted to $49.42 million and $12.02 million and the Investment Adviser has voluntarily agreed to waive $1.99 million and $11.38 million of Incentive Fees for the years ended December 31, 2023 and 2022. As of December 31, 2023, $13.04 million remained payable.

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

For the years ended December 31, 2023 and December 31, 2022, we did not accrue any Incentive Fees based on capital gains.

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

Board Approval of the Investment Management Agreement

Our Board of Directors determined at an in-person meeting held on August 2, 2023, to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (i) the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser; (ii) the contractual terms of the Investment Management Agreement, including the structure of the Management Fee imposed on gross assets (excluding cash) and the Incentive Fee imposed on net investment income and capital gains; (iii) comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies; (iv) information about the services performed and the personnel performing such services under the Investment Management Agreement; (v) comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies; (vi) the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us; (vii) any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us; (viii) other potential benefits to us as a result of our relationship with the Investment Adviser; and (ix) such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2024.

For the year ended December 31, 2023, we paid our Investment Adviser a total of $70.22 million in fees, which consisted of $35.83 million in Management Fees and $34.39 million in Incentive Fees. For the year ended December 31, 2022, we paid our Investment Adviser a total of $36.37 million in fees, which consisted of $34.96 million in Management Fees and $1.41 million in Incentive Fees.

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

a)
is organized under the laws of, and has its principal place of business in, the United States;
b)
is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
c)
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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200%, or 150% if certain requirements are met, immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For client accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s stockholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, stockholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various stockholder proposals.

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

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for client accounts, which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the stockholder meeting.

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, workflow improvements and internal due diligence with respect to conflicts of interest.

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

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Goldman Sachs BDC, Inc., Attention: Austin Neri, Investor Relations, 200 West Street, New York, New York 10282.

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
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
•
Commodity Futures Trading Commission ("CFTC") rules may have a negative impact on us and our Investment Adviser. Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
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

•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
•
Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our access to adequate capital.
•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
The incentive fee (the “Incentive Fee”) based on income takes into account our past performance, and we may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio. The conflicts of interest faced by the Investment Adviser caused by compensation arrangements with us could result in actions that are not in the best interests of our stockholders. Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
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

Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things, the COVID-19 pandemic, social and political tensions in the United States and around the world, the fluctuating price of commodities, such as oil, and Russia’s military invasion of Ukraine. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity, such as those caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, the escalated conflict in the Middle East and terrorism or threats of terrorism, have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved since 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic and subsequent geopolitical events have persisted, including (i) relatively weak consumer confidence; (ii) ongoing heightened credit risk with regard to certain industries, including, at times, oil and gas, gaming and lodging and airlines and (iii) higher cyber security, information security and operational risks.

Depending on any lasting effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and the escalated conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the governments of the United States, United Kingdom and the European Union, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a prohibition on new investment in Russia; a prohibition on the provision of certain services to Russia; new export controls and import bans; the implementation of a price cap policy for Russian-origin oil and petroleum products; the removal of selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Private companies have also implemented restrictions that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or businesses connected to or associated with Russia and/or Belarus. Further, some private companies have moved to divest of Russia-based subsidiaries and assets. The duration of hostilities and the vast array of sanctions and related events (including retaliatory measures imposed by Russia, cyber incidents and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have elected to be treated as a RIC, and we intend to qualify for tax treatment as a RIC annually, we cannot assure stockholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

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

Legislative and regulatory proposals directed at the financial services industry that are proposed, pending, or might be proposed in the future in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act of 1936, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of Goldman Sachs Asset Management Private Credit within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) Goldman Sachs Asset Management Private Credit’s experience and breadth as an investor; (iii) Goldman Sachs Asset Management Private Credit’s experienced team and history of investment performance; (iv) Goldman Sachs Asset Management Private Credit’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

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

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks and banks with exposure to commercial real estate, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.

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

In addition to having claims on our assets that are superior to the claims of our common stockholders, any obligations to the lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Furthermore, our senior secured revolving credit agreement with Truist Bank (formerly known as SunTrust Bank), as administrative agent, and Bank of America, N.A., as syndication agent (as amended, the “Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(28.10)%	(17.09)%	(6.07)%	4.94%	15.95%

(1)

Based on (i) $3,528.27 million in total assets including debt issuance costs as of December 31, 2023, (ii) $1,832.24 million in outstanding indebtedness as of December 31, 2023, (iii) $1,601.83 million in net assets as of December 31, 2023 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2023, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 5.31%.

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

GS Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2023, GS Group Inc. owned 5.9% of our outstanding common stock. GS & Co., a wholly owned subsidiary of GS Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with GS Group Inc. to below 25.0% of our outstanding common stock. Therefore, GS Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by GS Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

Revolving Credit Facilities. From time to time, we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

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

Certain of our portfolio companies may be impacted by inflation. Although the U.S. inflation rate has decreased in the fourth quarter of 2023, it remains well above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

While the United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as recent increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Historically, the London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining the LIBOR by the end of 2021, and as of June 30, 2023, ceased to publish all remaining USD LIBOR settings. Recently the ICE Benchmark Administration further announced that it will publish “synthetic” USD LIBOR rates until September 2024. It is not yet known how synthetic LIBOR will be incorporated into credit facilities, if at all.

In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR in how each rate is calculated and potentially in the actual rate as well. Since January 1, 2022, our new investments are generally indexed to SOFR. As of December 31, 2023, we have transitioned our investments and our Revolving Credit Facility to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income (as more fully described below). Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

In addition, in 2022 and 2023, the Federal Reserve raised short-term interest rates but has recently indicated that it may cease further increases to interest rates or may decrease interest rates. However, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities or loans will be unable to pay escalating interest amounts, which could result in a default under their notes or loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments.

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

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

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

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

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

For example, as of December 31, 2023, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 23.2% of our portfolio at fair value. Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2023, Software represented 17.4% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

We acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding drawdowns under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Our Investments—We are exposed to risks associated with changes in interest rates.”

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 5.9% of our common stock as of December 31, 2023, GS Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

If, on the payment date for any distribution, the most recently computed NAV per share is equal to or less than the closing market price plus estimated per share fees (which include any applicable brokerage commissions the plan agent is required to pay), the plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to a participant’s account will be determined by dividing the dollar amount of the distribution by the most recently computed NAV per share provided that, if the NAV is less than or equal to 95% of the then current market price per share, the dollar amount of the distribution will be divided by 95% of the market price on the payment date. Accordingly, participants in the DRIP may receive a greater number of shares of our common stock than the number of shares associated with the market price of our common stock, resulting in dilution for other stockholders. Stockholders that opt out of our DRIP will experience dilution in their ownership percentage of our common stock over time. See “Item 1. Business—Dividend Reinvestment Plan.”

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification for tax treatment as a RIC. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification for tax treatment as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Investment Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its

Engineering organization, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•
Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•
Identity and access management, including entitlement management and production access;
•
Application and software security, including software change management, open source software, and backup and restoration;
•
Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•
Mobile security, including mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

The Board provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The Board receives periodic reports and updates from Goldman Sachs which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2023, 2022 and 2021, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us. On February 27, 2024, the last reported closing sales price of our common stock on the NYSE was $15.57 per share, which represented a premium of approximately 6.50% to the NAV per share reported by us as of December 31, 2023.

		Closing Sales Price
	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distribution(3)
For the Year Ended December 31, 2023
Fourth Quarter	$14.62	$15.44	$13.46	5.6%	(7.9)%	$0.45
Third Quarter	$14.61	$15.13	$13.64	3.6%	(6.6)%	$0.45
Second Quarter	$14.59	$14.33	$12.79	(1.8)%	(12.3)%	$0.45
First Quarter	$14.44	$16.40	$13.55	13.6%	(6.2)%	$0.45
For the Year Ended December 31, 2022
Fourth Quarter	$14.61	$16.07	$13.72	10.0%	(6.1)%	$0.45
Third Quarter	$15.02	$18.05	$14.45	20.2%	(3.8)%	$0.45
Second Quarter	$15.53	$20.33	$16.53	30.9%	6.4%	$0.45
First Quarter	$15.80	$20.59	$19.06	30.3%	20.6%	$0.45
For the Year Ended December 31, 2021
Fourth Quarter	$15.86	$19.51	$18.49	23.0%	16.6%	$0.45
Third Quarter	$15.92	$19.88	$18.35	24.9%	15.3%	$0.45
Second Quarter	$16.05	$20.52	$18.90	27.9%	17.8%	$0.45
First Quarter	$16.00	$20.26	$17.54	26.6%	9.6%	$0.45

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

The following table summarizes the distributions declared on shares of our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45		101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45		100,381
August 2, 2023	September 30, 2023	October 27, 2023	$0.45		128,366	*
November 1, 2023	December 29, 2023	January 26, 2024	$0.45		119,186
For the Year Ended December 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*
November 2, 2022	December 30, 2022	January 27, 2023	$0.45		112,555

* In accordance with the Company’s DRIP, shares were purchased in the open market.

(1) $0.29 is considered capital gain distribution.

Holders

As of February 28, 2024, there were approximately 8 holders of record of our common stock (including Cede & Co.).

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 31, 2018 to December 31, 2023 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 31, 2018, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
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

Stockholder transaction expenses (as a percentage of offering price):
Sales load (as a percentage of offering price)	None(1)
Offering expenses (as a percentage of offering price)	None(1)
Dividend reinvestment plan expenses(3)	None(2)
Total stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees(5)	2.25%
Incentive fees(6)	3.01%
Interest payments on borrowed funds(7)	6.55%
Other expenses(8)	1.41%
Total annual expenses	13.22%

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
(4)
“Net assets attributable to common stock” equals average net assets for the year ended December 31, 2023.
(5)
Our management fee is calculated at (i) an annual rate of 1.00% (0.25% per quarter), of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. See “Item 1. Business —Management Agreements—Investment Management Agreement.” The management fee referenced in the table above is based on actual gross amounts incurred during the twelve months ended December 31, 2023.
(6)
The Incentive Fee payable to our Investment Adviser is based on our performance. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not. For more detailed information about the Incentive Fee, see “Item 1. Business —Management Agreements—Investment Management Agreement.” The Incentive Fee referenced in the table above is based on actual net amounts incurred during the twelve months ended December 31, 2023.
(7)
Interest payments on borrowed funds represents borrowings under the $360.00 million aggregate principal amount of our 3.75% Notes due 2025 (the “2025 Notes”), and the $500.00 million of our 2.875% Notes due 2026 (the “2026 Notes”). In addition, interest payments on borrowed funds includes our annualized interest expense based on borrowings under the Revolving Credit Facility for the three months ended December 31, 2023, which bore a weighted average interest rate of 6.98%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the Investment Company Act.
(8)
Other expenses include overhead expenses, including payments under the administration agreement with our administrator (the “Administration Agreement”), and is based on actual amounts incurred during the twelve months ended December 31, 2023. See “Item 1. Business—Administration Agreement.”

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the Incentive Fee based on capital gains)	99	283	448	791
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the Incentive Fee based on capital gains)	109	311	492	867

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

Senior Securities

Information about our senior securities is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, as of December 31, 2023, is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility	(in millions)
December 31, 2023	$972.24	$1,870.56	—	N/A
December 31, 2022	$1,161.40	$1,740.41	—	N/A
December 31, 2021	$858.72	$1,860.46	—	N/A
December 31, 2020	$629.38	$1,979.61	—	N/A
December 31, 2019	$618.41	$1,869.46	—	N/A
December 31, 2018	$509.42	$2,062.21	—	N/A
December 31, 2017	$431.25	$2,328.75	—	N/A
December 31, 2016	$387.75	$2,323.00	—	N/A
December 31, 2015	$419.00	$2,643.56	—	N/A
December 31, 2014	$350.00	$2,641.66	—	N/A
Convertible Notes due 2022(5)
December 31, 2023	$—	N/A	—	N/A
December 31, 2022	$—	N/A	—	N/A
December 31, 2021	$155.00	$1,860.46	—	N/A
December 31, 2020	$155.00	$1,979.61	—	N/A
December 31, 2019	$155.00	$1,869.46	—	N/A
December 31, 2018	$155.00	$2,062.21	—	N/A
December 31, 2017	$115.00	$2,328.75	—	N/A
December 31, 2016	$115.00	$2,323.00	—	N/A
Unsecured Notes due 2025
December 31, 2023	$360.00	$1,870.56	—	N/A
December 31, 2022	$360.00	$1,740.41	—	N/A
December 31, 2021	$360.00	$1,860.46	—	N/A
December 31, 2020	$360.00	$1,979.61	—	N/A
Unsecured Notes due 2026
December 31, 2023	$500.00	$1,870.56	—	N/A
December 31, 2022	$500.00	$1,740.41	—	N/A
December 31, 2021	$500.00	$1,860.46	—	N/A
December 31, 2020	$500.00	$1,979.61	—	N/A
Foreign Currency Forward Contracts(6)
December 31, 2023	$7.75	$1,870.56	—	N/A
December 31, 2022	$7.75	$1,740.41	—	N/A
December 31, 2021	$2.48	$1,860.46	—	N/A
December 31, 2020	$4.38	$1,979.61	—	N/A
December 31, 2019	$4.23	$1,869.46	—	N/A
December 31, 2018	$3.90	$2,062.21	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2023, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $3,540.08.
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
ITEM 6. [RESERVED]

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2023, we originated approximately $7.33 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London Interbank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of December 31, 2023, we have facilitated an orderly transition of our investments and our Revolving Credit Facility (as defined below) to SOFR or to alternative risk-free reference rates.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,209.94	$3,107.47	$3,174.53	$3,129.55
First Lien/Last-Out Unitranche	148.07	144.74	120.25	116.23
Second Lien/Senior Secured Debt	84.62	66.56	255.35	174.33
Unsecured Debt	27.93	27.31	8.79	7.63
Preferred Stock	44.20	37.30	48.26	42.38
Common Stock	57.18	30.70	82.01	35.49
Warrants	1.85	0.25	1.85	0.61
Total Investments	$3,573.79	$3,414.33	$3,691.04	$3,506.22

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.1%	13.5%	11.4%	11.9%
First Lien/Last-Out Unitranche(2) (3)	13.1	14.4	12.5	15.2
Second Lien/Senior Secured Debt(2)	9.2	11.4	10.8	18.9
Unsecured Debt(2)	15.4	15.7	14.4	16.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.8%	13.2%	11.0%	12.1%

(1)
The weighted average yield at amortized cost of our portfolio excludes the Purchase Discount (as defined below) and amortization related to our merger with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) (the “Merger”) and does not represent the total return to our stockholders.
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

As of December 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.8% and 13.2%, as compared to 11.0% and 12.1% as of December 31, 2022. The increase in the weighted average yield at fair value was primarily driven by the rising interest rates. Within First Lien/Senior Secured Debt, the increase in weighted average yield at fair value was also driven by financial underperformance of certain investments. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at cost and fair value was primarily driven by the recapitalization of our investment in Zep Inc. Within Unsecured Debt, the increase in weighted average yield at cost and the decrease in weighted average yield at fair value were primarily driven by the recapitalization of our investment in Wine.com.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2023	December 31, 2022
Number of portfolio companies	144	134
Percentage of performing debt bearing a floating rate(1)	99.9%	99.2%
Percentage of performing debt bearing a fixed rate(1)(2)	0.1%	0.8%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.6%	11.7%
Weighted average yield on debt and income producing investments, at fair value(3)	13.8%	12.5%
Weighted average leverage (net debt/EBITDA)(4)	6.1x	6.1x
Weighted average interest coverage(4)	1.5x	1.6x
Median EBITDA(4)	$53.98 million	$49.62 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 42.9% and 41.8% of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$46.81	1.4%	$—	—%
Grade 2	3,014.62	88.2	3,402.96	97.1
Grade 3	272.01	8.0	91.55	2.6
Grade 4	80.89	2.4	11.71	0.3
Total Investments	$3,414.33	100.0%	$3,506.22	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $46.81 million being upgraded from grade 2 due to potential exits. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $73.60 million being downgraded from grade 2 and grade 3 due to financial underperformance, partially offset by the exit of investments with an aggregate fair value of $7.92 million. The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $160.85 million being downgraded from grade 2 due to financial underperformance, partially offset by the exit of an investment with a fair value of $8.47 million.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	December 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,437.55	96.2%	$3,613.76	97.9%
Non-accrual	136.24	3.8	77.28	2.1
Total Investments	$3,573.79	100.0%	$3,691.04	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$383.57	$700.85
First Lien/Last-Out Unitranche	39.57	39.64
Second Lien/Senior Secured Debt	—	3.00
Unsecured Debt	—	6.06
Common Stock	—	2.60
Total	$423.14	$752.15
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$356.88	$521.68
First Lien/Last-Out Unitranche	0.41	61.30
Second Lien/Senior Secured Debt	147.77	29.20
Preferred Stock	7.08	—
Common Stock	7.05	—
Total	$519.19	$612.18
Net increase (decrease) in portfolio	$(96.05)	$139.97
Number of new portfolio companies with new investment commitments	27	20
Total new investment commitment amount in new portfolio companies	$206.92	$433.62
Average new investment commitment amount in new portfolio companies	$7.66	$21.68
Number of existing portfolio companies with new investment commitments	13	29
Total new investment commitment amount in existing portfolio companies	$216.22	$318.53
Weighted average remaining term for new investment commitments (in years)(2)	5.0	5.0
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	98.1%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	1.9%
Weighted average yield on new debt and income producing investment commitments(4)	12.2%	8.8%
Weighted average yield on new investment commitments(5)	12.2%	8.7%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.2%	8.5%
Weighted average yield on investments sold or repaid(7)	11.9%	7.6%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2022 and 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2022.

Our operating results were as follows:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Total investment income	$454.91	$357.45
Net expenses	202.83	124.43
Net investment income before taxes	252.08	233.02
Income tax expense, including excise tax	4.84	4.45
Net investment income after taxes	247.24	228.57
Net realized gain (loss) on investments	(71.78)	(18.96)
Net unrealized appreciation (depreciation) on investments	25.36	(155.48)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(4.31)	1.11
Net realized and unrealized gains (losses)	(50.73)	(173.33)
Income tax (provision) benefit for realized and unrealized gains	(0.64)	(0.24)
Net increase in net assets from operations	$195.87	$55.00

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

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Net investment income after taxes	$247.24	$228.57
Less: Purchase Discount amortization	6.66	13.47
Adjusted net investment income after taxes	$240.58	$215.10

Net realized and unrealized gains (losses)	$(50.73)	$(173.33)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(7.20)	(13.47)
Less: Realized gain (loss) due to the Purchase Discount	0.54	—
Adjusted net realized and unrealized gains (losses)	$(44.07)	$(159.86)

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Interest	$416.99	$330.89
Payment-in-kind income	33.87	21.22
Other income	3.14	4.96
Dividend income	0.91	0.38
Total Investment Income	$454.91	$357.45

In the table above:

•
Interest income from investments increased from $330.89 million for the year ended December 31, 2022 to $416.99 million for the year ended December 31, 2023. The increase is primarily driven by the increase in rising base interest rates on our variable rate investments. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $12.54 million for the year ended December 31, 2022, and $14.83 million for the year ended December 31, 2023.
•
PIK income from investments increased from $21.22 million for the year ended December 31, 2022 to $33.87 million for the year ended December 31, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Interest and other debt expenses	$111.30	$79.46
Incentive fees	49.42	12.02
Management fees	35.47	36.00
Professional fees	3.54	3.47
Directors’ fees	0.82	0.83
Other general and administrative expenses	4.27	4.37
Total Expenses	$204.82	$136.15
Fee waivers	(1.99)	(11.72)
Net Expenses	$202.83	$124.43

In the table above:

•
Interest and other debt expenses increased from $79.46 million for the year ended December 31, 2022 to $111.30 million for the year ended December 31, 2023. The increase is primarily driven by the rising base interest rates on our Revolving Credit Facility.
•
Incentive fees increased from $12.02 million for the year ended December 31, 2022 to $49.42 million for the year ended December 31, 2023. The increase is primarily driven by the performance of the investment portfolio for the twelve quarters ended December 31, 2023 as compared to the twelve quarters ended December 31, 2022. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
For the year ended December 31, 2023, our Investment Adviser voluntarily waived incentive fees by $1.99 million and management fees by $0.00. For the year ended December 31, 2022, our Investment Adviser voluntarily waived incentive fees by $11.38 million and management fees by $0.34 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Yasso, Inc.	$5.01	$—
Other, net	(2.93)	(0.01)
Convene 237 Park Avenue, LLC (dba Convene)	—	(4.54)
Ansira Partners, Inc.	(5.33)	—
IHS Intermediate Inc. (dba Interactive Health Solutions)	(9.90)	—
Bolttech Mannings, Inc.	(22.37)	(14.41)
National Spine and Pain Centers, LLC	(36.26)	—
Net realized gain (loss) on investments	$(71.78)	$(18.96)

For the year ended December 31, 2023, net realized losses were primarily driven by the exit of our investments in two portfolio companies. In February 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $36.26 million. In December 2023, we fully exited our common stock investment in Bolttech Mannings, Inc., which resulted in a realized loss of $22.37 million.

For the year ended December 31, 2022, net realized losses were primarily driven by the exit of our investments in two portfolio companies. In December 2022, we fully exited our second lien debt investment in Bolttech Mannings, Inc., which resulted in a realized loss of $14.41 million. In April 2022, we fully exited our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene), which resulted in a realized loss of $4.54 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2023	2022
	($ in millions)
Unrealized appreciation	$112.63	$16.56
Unrealized depreciation	(87.27)	(172.04)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$25.36	$(155.48)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2023
Portfolio Company:	($ in millions)
National Spine and Pain Centers, LLC	$36.26
Bolttech Mannings, Inc.	22.37
Zep Inc.	16.83
IHS Intermediate Inc. (dba Interactive Health Solutions)	9.90
CloudBees, Inc.	2.39
Lithium Technologies, Inc.	(3.21)
Wine.com, LLC	(7.42)
Other, net(1)	(9.89)
Thrasio, LLC	(12.26)
Sweep Purchaser LLC	(12.53)
Zodiac Intermediate, LLC (dba Zipari)	(17.08)
Total	$25.36

(1)
For the year ended December 31, 2023, Other, net includes gross unrealized appreciation of $24.88 million and gross unrealized depreciation of $(34.77) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our investments in National Spine and Pain Centers, LLC and Bolttech Mannings, Inc., and by the reversal of the unrealized depreciation in connection with the recapitalization of our second lien debt investment in Zep Inc. The appreciation was partially offset by the financial underperformance of Zodiac Intermediate, LLC (dba Zipari), Sweep Purchaser LLC and Thrasio, LLC.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 187% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

We may from time to time issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On May 26, 2022, we entered into (i) an equity distribution agreement by and among us, GSAM and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, GSAM and SMBC Nikko Securities America, Inc (“SMBC”). The equity distribution agreements with Truist and SMBC described in the preceding sentence are collectively referred to herein as the “2022 Equity Distribution Agreements.” On and effective August 1, 2023, we terminated the 2022 Equity Distribution Agreements in accordance with their respective terms.

On November 15, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among us, GSAM and Truist.

For further details regarding the 2022 Equity Distribution Agreements and the 2023 Equity Distribution Agreement, see Note 9 “Net Assets—Equity Issuances—At-the-market (“ATM”) Offering” to our consolidated financial statements included in this report.

On March 9, 2023, we completed a follow-on offering (the "March Offering") under our shelf registration statement, issuing 6,500,000 shares of our common stock at a price to the underwriters of $15.09 per share. Net of offering and underwriting costs, we received cash proceeds of $97.58 million.

For further details, see Note 9 “Net Assets—Equity Issuances—Follow-on Offering” to our consolidated financial statements included in this report.

Common Stock Repurchase Plan

In November 2021, our Board of Directors approved and authorized a common stock repurchase plan (the “2022 10b5-1 Plan”), which provided for us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. The 2022 10b5-1 Plan became effective on August 17, 2022, commenced on September 16, 2022 and expired on August 17, 2023. The 2022 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering on March 1, 2023 and remained suspended until its termination on August 17, 2023. For the year ended December 31, 2023, we did not repurchase any of our common stock pursuant to the 2022 10b5-1 Plan or otherwise.

For further details, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this report.

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the DRIP, and GS & Co. had also opted out of the DRIP in respect of any shares of our common stock acquired through the 2022 10b5-1 Plan.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2023:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$—	$360.00	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
Revolving Credit Facility(1)	$972.24	$—	$—	$972.24	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, we had outstanding borrowings denominated in USD of $890.67 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 26.00 million and Canadian Dollar (CAD) of 9.02 million.

Revolving Credit Facility

On September 19, 2013, we entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542.50 million. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and October 18, 2023.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$289.20	$364.53
First Lien/Last-Out Unitranche	18.32	6.52
Total	$307.52	$371.05

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

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes.

RECENT DEVELOPMENTS

On February 21, 2024, our Board of Directors declared a quarterly distribution of $0.45 per share payable on April 26, 2024 to holders of record as of March 28, 2024.

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

As of December 31, 2023 and December 31, 2022, on a fair value basis, approximately 0.1% and 0.8% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.9% and 99.2% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes and 2026 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2023 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$81.40	$(27.89)	$53.51
Up 200 basis points	54.26	(18.59)	35.67
Up 100 basis points	27.13	(9.30)	17.83
Up 75 basis points	20.35	(6.97)	13.38
Up 50 basis points	13.57	(4.65)	8.92
Up 25 basis points	6.78	(2.32)	4.46
Down 25 basis points	(6.78)	2.32	(4.46)
Down 50 basis points	(13.57)	4.65	(8.92)
Down 75 basis points	(20.35)	6.97	(13.38)
Down 100 basis points	(27.13)	9.30	(17.83)
Down 200 basis points	(54.26)	18.59	(35.67)
Down 300 basis points	(81.40)	27.89	(53.51)

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

Although the current outlook is uncertain, heightened inflation may persist in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures may affect our portfolio companies’ profit margins.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2014 through 2020 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended December 31, 2023 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian, agent banks, portfolio company investees and transfer agent; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Debt Investments Developed Using Significant Unobservable Inputs Utilized in the Income Approach

As described in Note 5 to the consolidated financial statements, the Company held $3,344 million of total level 3 investments at fair value as of December 31, 2023, with debt investments representing approximately 98% of this total. For $2,938 million or 89.7% of those level 3 debt investments, the fair values were determined by management using the income approach. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2024

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,500,119 and $3,598,963)	$3,371,910	$3,465,225
Non-controlled affiliated investments (cost of $73,672 and $69,712)	42,419	40,991
Controlled affiliated investments (cost of $0 and $22,366)	—	—
Total investments, at fair value (cost of $3,573,791 and $3,691,041)	$3,414,329	$3,506,216
Cash	52,363	39,602
Interest and dividends receivable	38,534	31,779
Deferred financing costs	14,937	12,772
Other assets	2,656	942
Total assets	$3,522,819	$3,591,311
Liabilities
Debt (net of debt issuance costs of $5,447 and $8,741)	$1,826,794	$2,012,660
Interest and other debt expenses payable	13,369	13,309
Management fees payable	8,708	9,063
Incentive fees payable	13,041	—
Distribution payable	49,304	46,283
Unrealized depreciation on foreign currency forward contracts	726	484
Accrued expenses and other liabilities	9,052	7,118
Total liabilities	$1,920,994	$2,088,917
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 109,563,525 and 102,850,589 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	110	103
Paid-in capital in excess of par	1,827,715	1,709,914
Distributable earnings (loss)	(224,579)	(206,202)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,601,825	$1,502,394
Total liabilities and net assets	$3,522,819	$3,591,311
Net asset value per share	$14.62	$14.61

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$414,711	$329,641	$325,559
Payment-in-kind income	33,662	20,415	13,914
Other income	3,099	4,933	3,873
From non-controlled affiliated investments:
Dividend income	908	382	996
Interest income	2,286	1,236	378
Payment-in-kind income	207	547	774
Other income	41	23	—
From controlled affiliated investments:
Payment-in-kind income	—	259	1,392
Interest income	—	16	94
Total investment income	$454,914	$357,452	$346,980
Expenses:
Interest and other debt expenses	$111,302	$79,464	$58,988
Incentive fees	49,417	12,023	40,697
Management fees	35,470	35,996	32,611
Professional fees	3,536	3,466	3,259
Directors’ fees	823	833	934
Other general and administrative expenses	4,269	4,370	3,411
Total expenses	$204,817	$136,152	$139,900
Fee waivers	$(1,986)	$(11,724)	(31,578)
Net expenses	$202,831	$124,428	$108,322
Net investment income before taxes	$252,083	$233,024	$238,658
Income tax expense, including excise tax	$4,842	$4,453	$1,283
Net investment income after taxes	$247,241	$228,571	$237,375
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(49,409)	$(4,548)	$4,627
Non-controlled affiliated investments	—	—	35,160
Controlled affiliated investments	(22,366)	(14,414)	—
Foreign currency forward contracts	—	283	(234)
Foreign currency and other transactions	404	(2,585)	304
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	5,529	(144,792)	(35,210)
Non-controlled affiliated investments	(2,532)	(3,319)	(47,914)
Controlled affiliated investments	22,366	(7,367)	(6,409)
Foreign currency forward contracts	(242)	(584)	455
Foreign currency translations and other transactions	(4,482)	3,997	4,629
Net realized and unrealized gains (losses)	$(50,732)	$(173,329)	$(44,592)
(Provision) benefit for taxes on realized gain/loss on investments	$(1,210)	$—	$53
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	575	(239)	(409)
Net increase (decrease) in net assets from operations	$195,874	$55,003	$192,427
Weighted average shares outstanding	108,305,428	102,258,701	101,691,076
Basic and diluted net investment income per share	$2.28	$2.24	$2.33
Basic and diluted earnings (loss) per share	$1.81	$0.54	$1.89

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Net assets at beginning of period	$1,502,394	$1,614,400	$1,615,141
Increase (decrease) in net assets from operations:
Net investment income	$247,241	$228,571	$237,375
Net realized gain (loss)	(71,371)	(21,264)	39,857
Net change in unrealized appreciation (depreciation)	20,639	(152,065)	(84,449)
(Provision) benefit for taxes on realized gain/loss on investments	(1,210)	—	53
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	575	(239)	(409)
Net increase (decrease) in net assets from operations	$195,874	$55,003	$192,427
Distributions to stockholders from:
Distributable earnings	$(197,124)	$(184,315)	$(198,332)
Total distributions to stockholders	$(197,124)	$(184,315)	$(198,332)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$97,541	$13,457	$—
Reinvestment of stockholder distributions	3,140	3,849	5,164
Net increase in net assets from capital transactions	$100,681	$17,306	$5,164
Total increase (decrease) in net assets	$99,431	$(112,006)	$(741)
Net assets at end of period	$1,601,825	$1,502,394	$1,614,400
Distributions per share	$1.80	$1.80	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase in net assets from operations:	$195,874	$55,003	$192,427
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(394,354)	(712,708)	(1,717,222)
Payment-in-kind interest capitalized	(32,351)	(20,879)	(17,148)
Proceeds from sales of investments and principal repayments	508,065	570,951	1,537,804
Net realized (gain) loss	71,775	19,005	(40,485)
Net change in unrealized (appreciation) depreciation on investments	(25,363)	155,478	89,533
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	180	437	(244)
Amortization of premium and accretion of discount, net	(35,885)	(39,620)	(88,159)
Amortization of deferred financing and debt issuance costs	6,291	6,292	7,338
Amortization of original issue discount on convertible notes	—	118	469
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	—	2,511
(Increase) decrease in interest and dividends receivable	(6,755)	(8,501)	(1,685)
(Increase) decrease in other assets	(1,153)	1,833	(770)
Increase (decrease) in interest and other debt expenses payable	173	(1,740)	5,317
Increase (decrease) in management fees payable	(355)	693	2,425
Increase (decrease) in incentive fees payable	13,041	(760)	(1,905)
Increase (decrease) in accrued expenses and other liabilities	1,509	1,837	(62)
Net cash provided by (used for) operating activities	$300,692	$27,439	$(29,856)
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$98,085	$14,014	$—
Offering costs paid	(680)	(557)	—
Distributions paid	(190,963)	(180,001)	(193,040)
Deferred financing and debt issuance costs paid	(5,275)	(2,883)	(4,605)
Borrowings on debt	378,540	846,179	1,127,532
Repayments of debt	(567,700)	(698,500)	(898,193)
Net cash provided by (used for) financing activities	$(287,993)	$(21,748)	$31,694
Net increase (decrease) in cash	$12,699	$5,691	1,838
Effect of foreign exchange rate changes on cash and cash equivalents	62	147	(211)
Cash, beginning of period	39,602	33,764	32,137
Cash, end of period	$52,363	$39,602	$33,764
Supplemental and non-cash activities
Interest expense paid	$102,574	$71,957	$41,888
Accrued but unpaid excise tax expense	$5,079	$3,494	$1,356
Accrued but unpaid distributions	$49,304	$46,283	$45,818
Reinvestment of stockholder distributions	$3,140	$3,849	$5,164
Exchange of investments	$119,617	$153,310	$9,469

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 208.88%
Canada - 7.70%
1st Lien/Senior Secured Debt - 5.21%
Trader Corporation	Automobiles	12.19%	C + 6.75%	12/21/29	CAD	315	$228	$235	(6) (7) (8)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.14%	C + 5.75%	11/01/30		1,762	1,727	1,727	(6) (7)
Recochem, Inc	Chemicals	11.58%	C + 5.75%	11/01/30	CAD	7,971	5,637	5,895	(6) (7)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	1,941	(14)	(15)	(6) (7) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	1,294	(18)	(19)	(6) (7) (9)
ATX Networks Corp.	Communications Equipment	12.97%	S + 7.50%	09/01/26		3,648	3,648	3,483	(6) (8) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		18,948	18,770	18,569	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		9,964	9,768	9,765	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		7,752	7,669	7,597	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		3,445	(29)	(69)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		1,659	—	(33)	(6) (7) (8) (9)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.50%	S + 6.00%	11/06/26		9,147	9,074	9,033	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		P + 6.00%	11/06/26		1,260	(7)	(16)	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.50%	S + 6.00%	11/06/26		5,742	5,654	5,670	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.71%	S + 6.25%	05/25/27		21,167	20,900	20,902	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(39)	(42)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	12.25%	S + 6.75%	11/23/28		882	863	860	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		438	(2)	(11)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							83,829	83,531
1st Lien/Last-Out Unitranche (11) - 2.39%
Doxim, Inc.	Financial Services	12.21%	S + 6.75%	06/01/26		$24,500	$24,193	$23,275	(7) (8)
Doxim, Inc.	Financial Services	12.46%	S + 7.00%	06/01/26		6,597	6,513	6,300	(7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		5,123	5,054	4,995	(7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		3,839	3,790	3,743	(7) (8)
Total 1st Lien/Last-Out Unitranche							39,550	38,313
Unsecured Debt - 0.10%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28		$2,130	$1,898	$1,645	(6) (8) (10)
Total Unsecured Debt							1,898	1,645
Total Canada							$125,277	$123,489
Germany - 0.07%
1st Lien/Senior Secured Debt - 0.07%
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		$3,917	$3,603	$1,073	(6) (8) (10) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		3,318	800	—	(6) (8) (10) (12)
Total 1st Lien/Senior Secured Debt							4,403	1,073
Total Germany							$4,403	$1,073
Singapore - 0.00%
Unsecured Debt - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24		$1,266	$1,055	$—	(6) (8) (10) (12)
Total Unsecured Debt							1,055	—
Total Singapore							$1,055	$—

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
United Kingdom - 2.61%
1st Lien/Senior Secured Debt - 2.61%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP	13,954	$16,528	$17,297	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP	11,990	7,108	7,307	(6) (7) (8) (9)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	11,990	15,875	14,977	(6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	1,848	2,351	2,309	(6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(41)	(61)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							41,821	41,829
Total United Kingdom							$41,821	$41,829
United States - 198.50%
1st Lien/Senior Secured Debt - 186.10%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30		$743	$728	$728	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.10%	S + 6.75%	01/09/30		972	946	953	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28		250	(5)	(5)	(7) (8) (9)
Thrasio, LLC	Broadline Retail		S + 7.00%	12/18/26		38,832	38,379	22,911	(7) (8) (13)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.35%	S + 4.00%	10/02/28		53,049	53,049	49,999	(7) (8)
Elemica Parent, Inc.	Chemicals	11.02%	S + 5.50%	09/18/25		6,876	6,660	6,687	(7) (8)
Elemica Parent, Inc.	Chemicals	11.01%	S + 5.50%	09/18/25		1,467	1,448	1,426	(7) (8)
Elemica Parent, Inc.	Chemicals	11.03%	S + 5.50%	09/18/25		1,348	1,317	1,311	(7) (8)
Elemica Parent, Inc.	Chemicals	11.02%	S + 5.50%	09/18/25		930	912	904	(7) (8)
Elemica Parent, Inc.	Chemicals	11.03%	S + 5.50%	09/18/25		549	542	534	(7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.12%	S + 5.75%	11/15/30		5,013	4,914	4,912	(7)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29		835	(16)	(17)	(7) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.52%	S + 6.00%	12/16/26		13,250	13,131	12,720	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.52%	S + 6.00%	12/16/26		2,018	1,961	1,937	(8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		4,189	—	—	(7) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/27		541	—	—	(7) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		270	—	—	(7) (9)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.96%	S + 4.50%	06/30/25		6,224	6,208	4,540
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29		3,990	3,895	3,910	(7) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.96%	S + 6.50%	08/01/29		400	111	112	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29		600	(7)	(12)	(7) (8) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	11.20%	S + 5.75%	11/30/26		27,821	27,517	20,866	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		8,832	8,734	6,624	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		7,082	7,000	5,312	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		4,920	4,856	3,690	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		4,541	4,403	3,315	(7) (8) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.38%	S + 6.00%	10/31/29		12,170	11,901	11,896	(7)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29		1,902	(42)	(43)	(7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.14%	S + 5.50%	06/29/27		32,251	31,941	31,445	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		944	(8)	(24)	(7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.47%	S + 6.13%	08/31/27		31,161	30,722	30,615	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.47%	S + 6.13%	08/31/27		4,017	3,930	3,947	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.47%	S + 6.13%	08/31/27		943	916	926	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26		122	(1)	(2)	(7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/27		952	(10)	(17)	(7) (8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.35%	S + 6.00%	10/04/30		4,478	4,369	4,366	(7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	$522	$(13)	$(13)	(7) (9)
A Place For Mom, Inc.	Diversified Consumer Services	9.97%	S + 4.50%	02/10/26	7,233	7,221	6,510
Assembly Intermediate LLC	Diversified Consumer Services	11.45%	S + 6.00%	10/19/27	43,991	43,377	43,661	(7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	11.45%	S + 6.00%	10/19/27	10,998	7,565	7,616	(7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.00%	10/19/27	4,399	(57)	(33)	(7) (8) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.36%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	27,308	26,290	22,939	(7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	1,687	(52)	(270)	(7) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.86%	S + 6.50%	11/01/28	905	881	896	(7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	11.96%	S + 6.50%	11/01/28	86	7	8	(7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.36%	S + 6.00%	12/15/26	18,794	18,608	18,230	(7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.36%	S + 6.00%	12/15/26	14,699	14,607	14,258	(7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.36%	S + 6.00%	12/15/26	7,745	7,651	7,512	(7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,363	(24)	(71)	(7) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	10,638	10,478	10,478	(7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	7,400	3,796	3,774	(7) (8) (9) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(27)	(29)	(7) (8) (9) (10)
Spotless Brands, LLC	Diversified Consumer Services	12.27%	S + 6.75%	07/25/28	214	209	211	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	33	32	33	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.33%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	4,162	4,024	4,078	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	119	(4)	(2)	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	714	(12)	(14)	(7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.25%	S + 5.75%	12/21/27	17,169	16,922	16,825	(7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.28%	S + 5.75%	12/21/27	5,763	5,677	5,648	(7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.25%	S + 5.75%	12/21/27	5,727	5,644	5,612	(7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.52%	S + 6.00%	12/21/27	2,689	2,074	2,079	(7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.26%	S + 5.75%	12/21/27	2,340	495	480	(7) (8) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	14.50%	S + 9.00%	04/12/24	2,361	2,361	2,337	(8) (10)
Checkmate Finance Merger Sub, LLC	Entertainment	11.95%	S + 6.50%	12/31/27	30,865	30,415	30,248	(7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	3,140	(42)	(63)	(7) (8) (9)
Picture Head Midco LLC	Entertainment	12.89%	S + 7.25%	12/31/24	44,913	44,507	43,117	(7) (8) (14)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.85%	S + 5.50%	05/08/28	26,129	25,723	25,999	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,530	(37)	(13)	(7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	7,120	(52)	(36)	(7) (8) (9)
Aria Systems, Inc.	Financial Services	13.47%	S + 8.00%	06/30/26	26,880	26,613	26,073	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.47%	S + 6.00%	01/25/28	962	950	895	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	38	—	(3)	(7) (8) (9)
Computer Services, Inc.	Financial Services	12.13%	S + 6.75%	11/15/29	993	966	983	(7) (8)
Coretrust Purchasing Group LLC	Financial Services	12.11%	S + 6.75%	10/01/29	767	747	757	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	113	(3)	(1)	(7) (8) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29	113	(1)	(1)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	34,889	33,692	33,843	(7)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	10,979	3,102	3,158	(7) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,952	(58)	(59)	(7) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	4,880	(72)	(73)	(7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	11.00%	S + 5.50%	05/22/26	24,314	24,148	24,010	(7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.50%	05/22/26	982	(7)	(12)	(7) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.35%	S + 6.00%	06/01/28	21,419	21,082	20,134	(7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.36%	S + 6.00%	06/01/28	5,396	4,601	4,361	(7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.40%	S + 6.00%	06/01/28	$2,718	$367	$245	(7) (8) (9)
StarCompliance Intermediate, LLC	Financial Services	12.20%	S + 6.75%	01/12/27	15,600	15,421	15,366	(7) (8)
StarCompliance Intermediate, LLC	Financial Services	12.20%	S + 6.75%	01/12/27	2,514	2,482	2,476	(7) (8)
StarCompliance Intermediate, LLC	Financial Services	12.20%	S + 6.75%	01/12/27	2,500	1,449	1,437	(7) (8) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	10,263	10,040	9,929	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.53%	S + 6.00%	12/06/25	5,626	5,554	5,499	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	4,829	4,789	4,672	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	4,424	4,373	4,280	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	2,269	2,222	2,195	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.49%	S + 5.00%	06/21/25	21,476	21,043	21,047	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.50%	S + 5.00%	06/21/25	1,627	1,618	1,594	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.46%	S + 5.00%	06/21/25	4,094	992	942	(7) (8) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.72%	S + 6.25%	07/02/25	30,819	30,051	30,742	(7)
Argos Health Holdings, Inc	Health Care Providers & Services	11.15%	S + 5.75%	12/03/27	21,560	21,255	20,805	(7) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	12.75%	S + 7.25% PIK	05/31/26	2,841	2,780	2,770	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25% PIK	05/31/26	1,004	775	835	(8) (13)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 6.00% PIK	05/31/26	415	—	—	(8) (9)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.14%	S + 6.50%	10/01/26	17,656	17,444	17,126	(7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.14%	S + 6.50%	10/01/26	790	771	766	(7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	180	(1)	(5)	(7) (8) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 6.25% (Incl. 0.75% PIK)	07/01/24	19,295	19,132	17,559	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 6.25% (Incl. 0.75% PIK)	07/01/24	3,349	3,312	3,047	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 6.25% (Incl. 0.75% PIK)	07/01/24	1,977	1,967	1,799	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	14,681	14,441	14,240	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	4,456	4,379	4,323	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.36%	S + 6.00%	05/11/28	3,095	3,021	3,033	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	2,120	713	678	(7) (8) (9)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28	11,162	(132)	(223)	(7) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	22,519	22,307	18,916	(7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	377	373	317	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.20%	S + 5.75%	08/28/28	21,182	20,873	20,547	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.20%	S + 5.75%	08/28/28	2,230	2,198	2,163	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.20%	S + 5.75%	08/26/27	1,711	1,461	1,431	(7) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.45%	S + 6.75%	06/13/28	2,798	2,721	2,728	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	$313	$(8)	$(8)	(7) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	1,875	(50)	(47)	(7) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.25%	S + 5.75%	10/15/27	23,869	23,539	23,631	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.25%	S + 5.75%	10/15/27	15,094	14,870	14,943	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.50%	S + 6.00%	10/15/27	9,964	5,812	5,841	(7) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	13.25%	P + 4.75%	10/15/27	2,802	314	322	(7) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00%	03/18/27	1,018	979	784	(7) (8) (13)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.35%	S + 5.75%	12/15/27	10,141	9,996	9,938	(7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		S + 5.75%	12/15/27	2,217	(30)	(44)	(7) (8) (9)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	22,413	22,210	21,068	(7) (8)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	11,964	11,835	11,246	(7) (8)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	9,215	9,132	8,662	(7) (8)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	6,565	6,486	6,171	(7) (8)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	3,610	(32)	(217)	(7) (8) (9)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.86%	S + 5.50%	08/05/28	18,447	18,181	17,525	(7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.86%	S + 5.50%	08/05/28	10,008	9,853	9,508	(7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.86%	S + 5.50%	08/05/27	3,052	370	254	(7) (8) (9)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	27,277	26,795	26,118	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	7,549	7,509	7,228	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	6,032	5,999	5,775	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	1,635	1,627	1,566	(7) (8)
Purfoods, LLC	Health Care Providers & Services	11.78%	S + 6.25%	08/12/26	581	567	569	(7) (8)
Purfoods, LLC	Health Care Providers & Services	11.77%	S + 6.25%	08/12/26	392	386	384	(7) (8)
SpendMend, LLC	Health Care Providers & Services	11.00%	S + 5.50%	03/01/28	628	619	612	(7) (8)
SpendMend, LLC	Health Care Providers & Services	11.00%	S + 5.50%	03/01/28	276	114	110	(7) (8) (9)
SpendMend, LLC	Health Care Providers & Services	11.02%	S + 5.50%	03/01/28	83	32	31	(7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.53%	S + 6.00%	08/15/25	25,788	25,172	25,015	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.50%	S + 6.00%	08/15/25	7,818	7,738	7,583	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.53%	S + 6.00%	08/15/25	4,642	4,598	4,502	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.54%	S + 6.00%	08/15/25	$2,113	$2,089	$2,050	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	13.50%	P + 5.00%	08/15/25	4,565	59	(23)	(7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.64%	S + 6.00%	07/15/26	16,844	16,625	16,422	(7) (8)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26	10,356	9,586	9,473	(7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26	4,956	4,900	4,832	(7) (8)
Total Vision LLC	Health Care Providers & Services	11.66%	S + 6.00%	07/15/26	2,467	2,439	2,405	(7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(13)	(32)	(7) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	21,432	21,194	20,789	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	9,610	9,503	9,322	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	7,450	7,362	7,226	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	3,023	2,030	1,971	(7) (8) (9)
Businessolver.com, Inc.	Health Care Technology	10.96%	S + 5.50%	12/01/27	18,342	18,212	18,159	(7) (8)
Businessolver.com, Inc.	Health Care Technology	10.96%	S + 5.50%	12/01/27	2,723	415	398	(7) (8) (9)
ESO Solutions, Inc	Health Care Technology	12.36%	S + 7.00%	05/03/27	39,908	39,405	39,309	(7) (8)
ESO Solutions, Inc	Health Care Technology	12.36%	S + 7.00%	05/03/27	3,620	2,131	2,118	(7) (8) (9)
Experity, Inc.	Health Care Technology	11.20%	S + 5.75%	02/24/28	903	900	873	(7) (8)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	81	—	(3)	(7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.75%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	15,252	15,104	14,795	(7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.75%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,676	2,657	2,596	(7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.75%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	998	988	968	(7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26	1,880	(17)	(56)	(7) (8) (9)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	35,889	35,480	35,351	(7) (8)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	3,344	3,344	3,294	(7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 6.25%	04/09/26	3,800	(41)	(57)	(7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	11.40%	S + 6.00%	05/11/29	12,368	12,165	11,997	(7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.39%	S + 6.00%	05/11/29	2,978	1,064	1,008	(7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	11.41%	S + 6.00%	05/11/28	1,490	37	15	(7) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	218	142	146	(7) (8) (10) (13)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	24,090	23,696	23,849	(7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.92%	S + 7.50%	07/18/28	8,063	5,345	5,264	(7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	2,255	2,237	2,232	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.10%	S + 7.50%	07/18/28	$1,815	$517	$526	(7) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	11.90%	S + 6.25%	04/22/25	56,720	55,601	56,011	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.90%	S + 6.25%	04/22/25	905	899	893	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.90%	S + 6.25%	04/22/25	905	899	893	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 6.25%	04/22/25	7,824	(70)	(98)	(7) (8) (9)
WebPT, Inc.	Health Care Technology	12.24%	S + 6.75%	01/18/28	25,126	23,852	24,623	(7) (8)
WebPT, Inc.	Health Care Technology	12.22%	S + 6.75%	01/18/28	5,534	5,472	5,423	(7) (8)
WebPT, Inc.	Health Care Technology	12.25%	S + 6.75%	01/18/28	2,617	2,180	2,156	(7) (8) (9)
WebPT, Inc.	Health Care Technology	12.22%	S + 6.75%	01/18/28	2,617	577	572	(7) (8) (9)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	50,230	49,269	30,540	(7) (8) (13)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,500	7,332	4,560	(7) (8) (13)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.21%	S + 6.75%	07/09/25	56,217	54,600	55,373	(7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.21%	S + 6.75%	07/09/25	4,688	3,075	3,082	(7) (8) (9)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.22%	S + 8.75%	09/21/26	38,154	37,386	33,003	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	4,269	1,195	1,110	(7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	35,122	34,636	34,420	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	6,700	6,700	6,566	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	3,685	984	958	(7) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	5,430	5,376	5,376	(7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.75%	S + 6.25%	04/15/27	2,956	2,927	2,927	(7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	2,121	2,100	2,100	(7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.64%	S + 6.25%	04/15/27	555	550	550	(7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.79%	S + 6.25%	04/15/27	533	527	527	(7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(6)	(6)	(7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	2,956	(29)	(30)	(7) (9)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	20,336	20,208	20,031	(7) (8)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	3,994	3,958	3,934	(7) (8)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	4,729	1,467	1,460	(7) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	335	331	330	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Sunstar Insurance Group, LLC	Insurance	12.27%	S + 6.00%	10/09/26	$374	$120	$119	(7) (8) (9)
Lithium Technologies, Inc.	Interactive Media & Services	14.39%	S + 9.00% (Incl. 4.50% PIK)	01/03/25	93,655	93,497	88,036	(7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	32,661	31,877	31,028	(7) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.82%	S + 9.25% (incl. 3.50% PIK)	06/15/26	2,365	2,296	2,247	(7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.92%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,189	1,166	1,129	(7) (8) (14)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.38%	S + 6.00%	10/02/29	3,412	3,346	3,344	(7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	882	(8)	(9)	(7) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	706	(14)	(14)	(7) (9)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	18,658	18,427	18,472	(7) (8)
Kaseya Inc.	IT Services	10.86%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	1,103	265	267	(7) (8) (9)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	1,101	61	57	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.99%	S + 5.50%	01/20/27	21,557	21,308	21,234	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,600	(27)	(39)	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	4,000	(25)	(60)	(7) (8) (9)
WSO2, Inc.	IT Services	12.97%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	33,130	32,749	32,799	(7) (8)
Xactly Corporation	IT Services	12.74%	S + 7.25%	07/31/25	62,025	61,410	61,095	(7) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	3,874	(32)	(58)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	12.11%	S + 6.75%	07/18/28	4,183	4,083	4,099	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	269	(6)	(5)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	538	(6)	(11)	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30	9,251	9,005	9,066	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	749	(19)	(15)	(7) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.90%	S + 7.25% (Incl. 6.25% PIK)	12/16/27	15,584	15,310	14,026	(7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.88%	S + 7.25% (Incl. 6.25% PIK)	06/16/27	2,219	843	658	(7) (8) (9)
Amspec Parent, LLC	Professional Services	11.10%	S + 5.75%	12/05/30	3,523	3,436	3,435	(7)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	508	(6)	(6)	(7) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29	476	(12)	(12)	(7) (9)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	26,020	25,398	25,890	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	4,634	4,620	4,610	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	1,204	1,194	1,198	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	540	527	537	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	430	420	428	(7) (8)
Bullhorn, Inc.	Professional Services		S + 5.50%	09/30/26	1,344	(10)	(7)	(7) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.13%	S + 6.75%	05/18/29	45,505	44,034	44,595	(7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.13%	S + 6.75%	05/18/29	4,753	1,578	1,568	(7) (8) (9)
Diligent Corporation	Professional Services	10.20%	E + 6.25%	08/04/25	€37,289	42,808	41,062	(7) (8)
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25	24,102	23,641	24,042	(7) (8)
Diligent Corporation	Professional Services	11.76%	S + 6.25%	08/04/25	3,100	1,650	1,666	(7) (8) (9)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	45,867	45,245	44,377	(7) (8)
iCIMS, Inc.	Professional Services	12.10%	S + 6.75%	08/18/28	4,199	644	565	(7) (8) (9)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	9,377	—	(305)	(7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.24%	S + 5.75%	11/30/27	17,186	16,932	16,842	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.23%	S + 5.75%	11/30/27	$16,908	$16,668	$16,570	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		S + 5.75%	11/30/27	2,992	(40)	(60)	(7) (8) (9)
Pluralsight, Inc	Professional Services	13.56%	S + 8.00%	04/06/27	75,915	74,966	72,119	(7) (8)
Pluralsight, Inc	Professional Services	13.52%	S + 8.00%	04/06/27	5,100	3,903	3,708	(7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	12.08%	S + 6.00%	10/23/26	34,868	34,548	33,125	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.53%	S + 6.00%	10/23/26	11,284	11,217	10,720	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	12.08%	S + 6.00%	10/23/26	10,696	10,634	10,161	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.95%	S + 5.50%	02/10/27	22,980	22,408	22,434
MRI Software LLC	Real Estate Mgmt. & Development	10.95%	S + 5.50%	02/10/26	6,469	6,452	6,316
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,612	(16)	(38)	(9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.89%	S + 6.50%	07/01/27	76,666	76,666	75,899	(7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.89%	S + 6.50%	07/01/27	7,987	6,846	6,766	(7) (8) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.71%	S + 6.25%	03/10/27	16,058	15,819	15,737	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.71%	S + 6.25%	03/10/27	1,680	1,668	1,647	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.71%	S + 6.25%	03/10/27	1,220	898	891	(7) (8) (9)
Acquia, Inc.	Software	12.74%	S + 7.00%	10/31/25	42,164	41,316	41,321	(7) (8)
Acquia, Inc.	Software	12.60%	S + 7.00%	10/31/25	3,268	1,573	1,543	(7) (8) (9)
Acquia, Inc.	Software		S + 7.00%	10/31/25	10,554	—	—	(7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.63%	S + 7.00%	07/01/26	39,210	38,758	37,544	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.63%	S + 8.00%	07/01/26	6,600	6,600	6,468	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.63%	S + 8.00%	07/01/26	12,500	3,994	3,744	(7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.66%	S + 8.00%	07/01/26	2,339	2,339	2,292	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.89%	S + 7.00%	07/01/26	4,570	1,324	1,177	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.85%	S + 6.50%	07/01/30	2,942	2,872	2,898	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30	679	(8)	(10)	(7) (8) (9)
CivicPlus LLC	Software	12.04%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	6,489	6,393	6,407	(7) (8)
CivicPlus LLC	Software	12.04%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	6,434	6,341	6,354	(7) (8)
CivicPlus LLC	Software	12.04%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	3,049	3,001	3,011	(7) (8)
CivicPlus LLC	Software	11.46%	S + 6.00%	08/24/27	1,217	396	398	(7) (8) (9)
CloudBees, Inc.	Software	12.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	29,473	28,324	29,179	(7) (8)
CloudBees, Inc.	Software	12.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	12,595	12,077	12,469	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	12.10%	S + 6.75%	11/08/30	3,482	3,396	3,395	(7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	363	(9)	(9)	(7) (9)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27	50,191	49,715	49,312	(7) (8)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27	5,447	2,654	2,616	(7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.48%	S + 7.00% (Incl. 1.50% PIK)	01/29/27	29,255	28,832	29,108	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.48%	S + 6.00%	01/29/27	3,752	3,704	3,734	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.96%	S + 6.50%	01/29/27	2,583	599	607	(7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	12,952	(12)	(162)	(7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.96%	S + 5.50%	12/01/28	41,645	41,566	41,125	(7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.96%	S + 5.50%	12/01/28	1,762	1,744	1,740	(7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	4,710	(8)	(59)	(7) (8) (9)
NAVEX TopCo, Inc.	Software	11.11%	S + 5.75%	11/09/30	9,190	9,009	9,006	(7)
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28	810	(16)	(16)	(7) (9)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29	10,689	10,423	10,422	(7)
Ncontracts, LLC	Software		S + 6.50%	12/11/29	987	(12)	(12)	(7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Ncontracts, LLC	Software		S + 6.50%	12/11/29	$987	$(24)	$(25)	(7) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	13,953	13,642	13,640	(7)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28	1,047	326	325	(7) (9)
Pioneer Buyer I, LLC	Software	12.35%	S + 7.00% PIK	11/01/28	29,610	29,264	29,314	(7) (8)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27	4,300	(56)	(43)	(7) (8) (9)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	34,387	34,063	34,043	(7) (8)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	4,806	441	437	(7) (8) (9)
Singlewire Software, LLC	Software	11.35%	S + 6.00%	05/10/29	802	780	786	(7) (8)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	129	(3)	(3)	(7) (8) (9)
Smarsh, Inc.	Software	11.10%	S + 5.75%	02/16/29	26,667	26,455	26,400	(8)
Smarsh, Inc.	Software	11.10%	S + 5.75%	02/16/29	6,667	3,294	3,267	(8) (9)
Smarsh, Inc.	Software		S + 5.75%	02/16/29	1,667	(12)	(17)	(8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.73%	S + 6.25%	07/02/27	41,043	40,631	40,427	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.72%	S + 6.25%	07/02/27	12,313	12,156	12,128	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.73%	S + 6.25%	07/02/27	4,925	2,416	2,389	(7) (8) (9)
WorkForce Software, LLC	Software	12.79%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	23,217	22,805	22,985	(7) (8)
WorkForce Software, LLC	Software	12.79%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	3,274	3,245	3,242	(7) (8)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,407	2,382	2,383	(7) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	1,894	(14)	(19)	(7) (8) (9)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	10.94%	S + 4.50%	01/21/24	6,946	6,946	6,877	(8)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.61%	S + 6.25%	09/29/27	5,751	5,697	5,694	(7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	16,556	16,153	16,142	(7)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	5,644	3,834	3,810	(7) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	22,560	22,389	22,503	(7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	2,004	1,988	1,999	(7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	1,940	1,925	1,936	(7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	1,386	1,376	1,383	(7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.50%	S + 5.00%	04/02/25	50,650	49,807	50,144	(7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.00%	04/02/25	4,400	(28)	(44)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt						3,079,885	2,981,036
1st Lien/Last-Out Unitranche (11) - 6.64%
Doxim, Inc.	Financial Services	11.86%	S + 6.40%	06/01/26	$38,967	$38,232	$37,019	(7) (8)
Doxim, Inc.	Financial Services	11.86%	S + 6.40%	06/01/26	22,863	22,362	21,720	(7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	19,504	19,082	19,016	(7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	7,591	3,439	3,249	(7) (8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services		S + 6.25%	12/07/28	3,745	(37)	(37)	(7) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.61%	S + 6.25%	12/07/28	6,255	6,193	6,193	(7)
K2 Towers III, LLC	Wireless Telecommunication Services	11.91%	S + 6.55%	12/06/28	10,000	7,294	7,293	(7) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.73%	S + 6.37%	12/22/28	6,150	6,089	6,088	(7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 6.37%	12/22/28	3,850	(38)	(39)	(7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.46%	S + 7.00%	08/24/28	3,111	3,073	3,080	(7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	1,889	(22)	(19)	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.71%	S + 4.25%	08/31/28	5,000	2,850	2,867	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						108,517	106,430

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt - 4.16%
MPI Products LLC	Automobile Components			07/15/25	$7,412	$—	$—	(8) (12)
MPI Engineered Technologies, LLC	Automobile Components		12.00% PIK	07/15/25	18,283	16,741	14,809	(8) (13)
Wine.com, LLC	Beverages	17.38%	S + 12.00% PIK	04/03/27	9,550	10,168	10,123	(7) (8) (14)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(7) (8) (13)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(7) (8) (12)
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	10,470	9,031	—	(8) (10) (13)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	17,000	16,290	16,915	(7) (8)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	13,890	13,715	13,821	(7) (8)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	4,939	4,846	4,914	(7) (8)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	14.47%	S + 9.00%	07/31/26	4,300	4,121	4,279	(7) (8)
Total 2nd Lien/Senior Secured Debt						84,626	66,562
Unsecured Debt - 1.60%
Wine.com, Inc.	Beverages	17.38%	S + 15.00% PIK	04/03/27	$9,792	$14,741	$15,006	(7) (8)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	7,494	3,019	3,279	(7) (8) (13)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	12,993	—	—	(7) (8) (13)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	1,021	82	255	(8) (13)
CivicPlus LLC	Software	17.00%	S + 11.75%	06/09/34	7,312	7,135	7,129	(7) (8)
Total Unsecured Debt						24,977	25,669
Total United States						$3,298,005	$3,179,697
Total Debt Investments						$3,470,561	$3,346,088

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.27%
Canada - 0.01%
Common Stock - 0.01%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	$9,237	$190	(6) (12)
Total Common Stock					9,237	190
Total Canada					$9,237	$190
Germany - 0.00%
Common Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	$—	$—	(6) (8) (10) (12)
Total Common Stock					—	—
Preferred Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	86,937	$778	$—	(6) (8) (10) (13)
Total Preferred Stock					778	—
Total Germany					$778	$—
Singapore - 0.00%
Common Stock - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	$5,300	$—	(6) (8) (10) (12)
Total Common Stock					5,300	—
Total Singapore					$5,300	$—
United States - 4.26%
Common Stock - 1.91%
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	$5,238	$5,396	(7) (8) (10) (12)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	1,309	(6) (8) (10) (12)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	18	(7) (8) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(8) (10) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(8) (10) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,921	(7) (8) (10) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,212	(7) (8) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,764	(8) (10) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(7) (8) (12)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,356	(7) (8) (10)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	766	(6) (7) (8) (10)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(8) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,223	(7) (8) (12)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(7) (8) (10) (12)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	4,043	(7) (8) (12)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	2,933	2,503	(7) (8) (12)
Total Common Stock					42,646	30,511
Preferred Stock - 2.33%
Wine.com, LLC	Beverages		11/14/18	535,226	$8,225	$—	(7) (8) (12)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	—	(7) (8) (12)
Foundation Software	Construction & Engineering		08/31/20	22	21	30	(7) (8) (12)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	—	—	—	(7) (8) (10) (12) (16)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,850	(7) (8) (12)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	15,600	(7) (8) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	12,816	(7) (8) (12)
Total Preferred Stock					43,420	37,296

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)	Shares(4)	Cost	Fair Value	Footnotes
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	$—	$—	(7) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(7) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(7) (8) (12)
CloudBees, Inc.	Software		11/24/21	333,980	1,849	244	(7) (8) (12)
Total Warrants					1,849	244
Total United States					$87,915	$68,051
Total Equity Securities					$103,230	$68,241
Total Investments - 213.15%					$3,573,791	$3,414,329
(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2023, 3 month E was 3.91%, 1 month S was 5.35%, 3 month S was 5.33%, 6 month S was 5.16%, 3 month SN was 5.19%, 1 month C was 5.46%, 3 month C was 5.45% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $184,349 or 5.23% of the Company’s total assets.
(7)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(8)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(9)
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
(10)
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
(12)
Non-income producing security.
(13)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(14)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of December 31, 2023, the aggregate fair value of these securities is $68,051 or 4.25% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Share amount rounds to less than 1.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 1,440	GBP 1,322	10/04/24	$(245)
Bank of America, N.A.	USD 3,648	Euro 3,606	10/04/24	(379)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	(102)
				$(726)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 208.31%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	10.73%	S + 6.00%	11/06/26		$9,241	$9,146	$9,126	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.46%	P + 6.00%	11/06/26		919	747	745	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.45%	CDN P + 4.75%	11/06/26	CAD	454	339	331	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		13,420	13,287	12,983	(3)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		2,044	1,979	1,977	(3)
A Place For Mom, Inc.	Diversified Consumer Services	8.88%	L + 4.50%	02/10/26		7,323	7,305	7,012
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		16,223	15,921	15,898	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		3,037	1,670	1,636	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.64%	L + 6.25%	03/10/27		1,220	588	586	(2) (3) (4)
Acquia, Inc.	Software	10.74%	L + 7.00%	10/31/25		42,164	40,929	41,216	(2) (3)
Acquia, Inc.	Software	12.16%	L + 7.00%	10/31/25		3,268	1,870	1,848	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.08%	S + 5.50%	05/08/28		26,394	25,912	25,866	(2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 6.00%	05/08/28		2,530	(45)	(51)	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 6.00%	05/08/28		7,120	(64)	(142)	(2) (3) (4)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		5,467	5,287	3,198	(5)
Ansira Partners, Inc.	Professional Services		L + 6.50% PIK	12/20/24		338	328	197	(5)
Ansira Partners, Inc.	Professional Services	14.41%	S + 10.00% PIK	12/20/24		158	33	32	(2) (4) (6)
Apptio, Inc.	IT Services	9.94%	L + 6.00%	01/10/25		79,154	77,328	78,362	(2) (3)
Apptio, Inc.	IT Services	9.93%	L + 6.00%	01/10/25		5,385	3,192	3,177	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.03%	S + 7.00%	07/01/26		39,210	38,608	38,034	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.01%	S + 8.00%	07/01/26		2,339	2,339	2,333	(2) (3)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.35%	S + 8.00%	07/01/26		6,600	2,282	2,265	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,570	(65)	(137)	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	9.72%	L + 5.50%	12/03/27		21,780	21,410	21,127	(2) (3)
Aria Systems, Inc.	Financial Services	11.44%	S + 7.00%	06/30/26		27,084	26,727	26,204	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	11.23%	L + 6.50%	10/19/27		43,991	43,254	43,331	(2) (3)
Assembly Intermediate LLC	Diversified Consumer Services	10.77%	L + 6.50%	10/19/27		10,998	6,014	5,994	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	11.05%	L + 6.50%	10/19/27		4,399	1,689	1,694	(2) (3) (4)
ATX Networks Corp.	Communications Equipment	12.23%	L + 7.50%	09/01/26		3,866	3,866	3,798	^ (1) (3)
Badger Sportswear, Inc.	Textiles, Apparel & Luxury Goods	9.06%	L + 4.50%	12/24/23		7,023	7,011	6,812
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	11,990	15,822	14,169	(1) (2) (3)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	870	499	470	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(54)	(65)	(1) (2) (3) (4)
Broadway Technology, LLC	Financial Services	11.34%	S + 6.50%	01/08/26		25,643	25,280	25,387	(2) (3)
Broadway Technology, LLC	Financial Services		S + 6.50%	01/08/26		1,090	(17)	(11)	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28		962	947	924	(2) (3)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28		38	(1)	(2)	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		26,291	25,479	25,896	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		4,682	4,663	4,611	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		1,217	1,204	1,198	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		1,344	604	598	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		545	528	537	(2) (3)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		435	421	428	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27		18,529	18,371	18,344	(2) (3)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27		5,025	407	379	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		17,836	17,559	17,301	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		798	773	774	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	13.00%	P + 5.50%	10/01/25		180	140	137	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75% PIK)	07/01/24		19,648	19,310	18,174	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75% PIK)	07/01/24		3,410	3,327	3,154	(2) (3)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75%PIK)	07/01/24		$2,007	$1,993	$1,856	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment	11.23%	L + 6.50%	12/31/27		31,179	30,640	30,244	(2) (3)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		3,140	(53)	(94)	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.83%	S + 6.25%	05/18/29		45,968	44,292	44,589	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		4,753	(100)	(143)	(2) (3) (4)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,327	6,210	6,169	(2) (3)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		6,273	6,160	6,117	(2) (3)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,973	2,915	2,898	(2) (3)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,217	(22)	(30)	(2) (3) (4)
Clearcourse Partnership Acquireco Finance Limited	IT Services	10.69%	SN + 7.25% (Incl. 0.75% PIK)	07/25/28	GBP	12,910	15,177	15,217	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	IT Services	9.55%	SN + 7.25% PIK	07/25/28	GBP	11,450	4,619	4,546	(1) (2) (3) (4)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		28,738	27,263	28,235	(2) (3)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		13,019	11,592	12,053	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		14,829	14,554	14,459	(2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		2,120	387	371	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28		4,460	(41)	(112)	(2) (3) (4)
Computer Services, Inc.	Financial Services	11.15%	S + 6.75%	11/15/29		1,000	970	970	(2)
CORA Health Holdings Corp	Health Care Providers & Services	10.48%	L + 5.75%	06/15/27		22,435	22,172	19,967	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services	10.31%	L + 5.75%	06/15/27		8,895	328	(598)	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	L + 7.00% (incl. 5.00% PIK)	05/14/25		26,267	24,576	21,474	(2) (3)
CorePower Yoga LLC	Diversified Consumer Services	11.72%	L + 7.00% (incl. 5.00% PIK)	05/14/25		1,687	465	254	(2) (3) (4)
Coretrust Purchasing Group LLC	Financial Services	10.84%	S + 6.75%	10/01/29		774	752	751	(2) (3)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29		113	(3)	(3)	(2) (3) (4)
Coretrust Purchasing Group LLC	Financial Services		S + 6.75%	10/01/29		113	(2)	(3)	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28		914	887	886	(2)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.97%	S + 6.75%	11/01/28		86	6	6	(2) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		21,399	21,037	20,329	(2) (3)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		7,385	2,172	1,883	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/26/27		1,711	1,456	1,397	(2) (3) (4)
Diligent Corporation	Professional Services	8.15%	L + 6.25%	08/04/25		€37,675	42,831	40,229	(2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		24,352	23,650	24,291	(2) (3)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		3,100	892	922	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.74%	L + 6.00%	09/18/25		6,948	6,624	6,670	(2) (3)
Elemica Parent, Inc.	Chemicals	10.58%	S + 6.00%	09/18/25		1,482	1,454	1,422	(2) (3)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		1,362	1,314	1,308	(2) (3)
Elemica Parent, Inc.	Chemicals	10.51%	S + 6.00%	09/18/25		930	903	893	(2) (3)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		555	545	532	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		10,369	10,044	10,032	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.75%	S + 5.75%	12/06/25		5,682	5,578	5,569	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		4,878	4,820	4,720	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		4,469	4,395	4,324	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		2,269	158	153	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology	11.59%	S + 7.00%	05/03/27		39,908	39,288	39,309	(2) (3)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27		3,620	(53)	(54)	(2) (3) (4)
Everest Clinical Research Corporation	Professional Services	10.65%	S + 6.00%	11/06/26		5,800	5,685	5,727	(1) (2) (3)
Experity, Inc.	Health Care Technology	10.48%	L + 5.75%	02/24/28		912	908	898	(2) (3)
Experity, Inc.	Health Care Technology		L + 5.75%	02/24/28		81	—	(1)	(2) (3) (4)
Fullsteam Operations LLC	Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		59,503	58,219	58,016	(2) (3)
Fullsteam Operations LLC	Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		23,045	22,526	22,468	(2) (3)
Fullsteam Operations LLC	Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27		3,380	1,103	1,094	(2) (3) (4)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
Fullsteam Operations LLC	Financial Services		L + 7.50% (Incl. 5.25% PIK)	10/04/27		$440	$(9)	$(11)	(2) (3) (4)
Gainsight, Inc.	Software	11.16%	L + 6.75% PIK	07/30/27		44,677	44,096	43,002	(2) (3)
Gainsight, Inc.	Software		L + 6.75%	07/30/27		5,320	(71)	(200)	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		14,834	14,660	13,944	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		2,603	2,572	2,447	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26		970	955	912	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26		1,880	(21)	(113)	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.64%	L + 5.50%	01/29/27		29,145	28,609	28,417	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.14%	L + 6.00%	01/29/27		3,783	3,722	3,688	(2)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.69%	L + 6.50%	01/29/27		2,583	840	802	(2) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.88%	L + 5.50%	12/01/28		42,069	41,977	41,333	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27		4,710	(10)	(82)	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28		14,718	(16)	(258)	(2) (3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.92%	L + 5.75%	05/22/26		24,566	24,341	23,707	(2)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		L + 5.75%	05/22/26		982	(10)	(34)	(2) (4)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	8.88%	L + 4.50%	06/30/25		6,291	6,264	5,473
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26		35,400	34,841	34,603	(2) (3)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26		3,299	3,299	3,224	(2) (3)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		3,800	(58)	(86)	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26		9,500	(72)	(214)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		18,987	18,748	18,608	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		14,849	14,731	14,552	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26		7,824	7,703	7,668	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26		2,363	(32)	(47)	(2) (3) (4)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	13.19%	S + 8.75%	09/21/26		39,551	38,547	37,079	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27		24,113	23,711	23,570	(2) (3)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27		15,226	6,842	6,685	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		2,802	(45)	(63)	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		10,000	(93)	(225)	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.57%	L + 6.00%	10/23/26		34,957	34,542	33,209	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.69%	L + 6.00%	10/23/26		11,313	11,226	10,747	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.73%	L + 6.00%	10/23/26		10,723	10,643	10,187	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		56,793	54,231	55,089	(2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		4,688	2,220	2,203	(2) (3) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services	9.43%	SN + 6.00%	11/23/28	GBP	17,000	20,207	20,244	(1) (2)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	2,600	(94)	(47)	(1) (2) (4)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	7,270	(188)	(66)	(1) (2) (4)
iCIMS, Inc.	Professional Services	11.52%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		44,090	43,355	43,318	(2) (3)
iCIMS, Inc.	Professional Services		S + 7.25% (Incl. 3.88% PIK)	08/18/28		4,199	(69)	(73)	(2) (3) (4)
iCIMS, Inc.	Professional Services		S + 7.25%	08/18/28		11,711	—	(205)	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29		12,494	12,261	12,244	(2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	10.61%	S + 6.00%	05/11/28		1,490	256	253	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29		2,985	(27)	(60)	(2) (3) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.23%	L + 5.50%	04/02/25		51,583	50,126	50,938	(2) (3)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		L + 5.50%	04/02/25		4,400	(50)	(55)	(2) (3) (4)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.75%	L + 9.00%	04/12/24		2,361	2,361	2,337	^ (3)
iWave Information Systems, Inc.	Software	11.22%	S + 6.75%	11/23/28		891	869	869	(1) (2)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		109	(3)	(3)	(1) (2) (4)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail	9.41%	L + 5.00%	05/08/24		5,785	5,640	5,311
Kaseya Inc.	IT Services	10.33%	S + 5.75%	06/25/29		18,500	18,238	18,222	(2) (3)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	$1,100	$(15)	$(17)	(2) (3) (4)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,100	(8)	(17)	(2) (3) (4)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,917	3,603	1,283	^ (1) (3) (7)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/23	3,318	800	—	^ (1) (3) (7)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.22%	S + 7.00%	03/18/27	998	871	870	(2) (3) (4)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	89,013	88,464	86,343	(2) (3)
Lithium Technologies, Inc.	Interactive Media & Services	12.06%	S + 8.00%	01/03/24	5,110	2,023	1,891	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.48%	L + 6.75%	12/16/27	15,243	14,915	14,824	(2) (3)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.18%	L + 6.75%	12/16/26	2,200	2,155	2,139	(2) (3)
MedeAnalytics, Inc.	Health Care Technology		S + 8.00% (incl. 1.50% PIK)	10/09/26	1,020	953	806	(2) (3) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	9.31%	S + 6.00%	06/01/28	21,637	21,238	20,988	(2) (3)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.63%	S + 6.00%	06/01/28	5,435	3,537	3,505	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 6.00%	06/01/28	2,718	(49)	(82)	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27	10,245	10,069	10,040	(2) (3)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	12.5%	P + 5.00%	12/15/27	2,217	407	399	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26	23,219	22,424	22,261
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26	6,536	6,512	6,266
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	1,612	(24)	(66)	(4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.13%	L + 5.75%	11/30/27	17,080	16,791	16,568	(2) (3)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.27%	L + 5.75%	11/30/27	17,340	14,005	13,758	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		L + 5.75%	11/30/27	2,992	(49)	(90)	(2) (3) (4)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	22,644	22,349	21,512	(2) (3)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	12,086	11,899	11,482	(2) (3)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25	9,310	9,190	8,844	(2) (3)
One GI LLC	Health Care Providers & Services	11.07%	L + 6.75%	12/22/25	6,659	6,500	6,282	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	3,610	(46)	(180)	(2) (3) (4)
Output Services Group, Inc.	Diversified Consumer Services	9.80%	S + 5.25% (Incl. 1.50% PIK)	06/29/26	3,855	3,847	2,593
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	24,090	23,636	23,608	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28	2,255	2,234	2,210	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	2,805	1,297	1,241	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	1,815	(34)	(36)	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,805	(26)	(56)	(2) (3) (4)
Picture Head Midco LLC	Entertainment	11.11%	S + 6.75%	08/31/23	45,307	44,272	44,401	(2) (3)
Pioneer Buyer I, LLC	Software	11.72%	L + 7.00% PIK	11/01/28	26,257	25,850	25,732	(2) (3)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	4,300	(70)	(86)	(2) (3) (4)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	56,720	54,845	56,011	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	895	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology	9.55%	L + 6.25%	04/22/25	905	895	893	(2) (3)
PlanSource Holdings, Inc.	Health Care Technology		L + 6.25%	04/22/25	7,824	(124)	(98)	(2) (3) (4)
Pluralsight, Inc	Professional Services	11.83%	L + 8.00%	04/06/27	75,915	74,744	74,207	(2) (3)
Pluralsight, Inc	Professional Services	12.36%	L + 8.00%	04/06/27	5,100	2,477	2,435	(2) (3) (4)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 8.50% (incl. 2.50% PIK)	01/30/23	6,345	5,908	4,521	(3) (5)
PPT Management Holdings, LLC.	Health Care Providers & Services		L + 5.50%	01/30/23	123	—	(35)	(3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	18,635	18,323	18,076	(2) (3)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	10,110	8,384	8,240	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.73%	L + 5.50%	08/05/27	3,052	970	926	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	27,277	26,383	26,596	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	7,616	7,538	7,425	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	6,093	6,030	5,941	(2) (3)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	5,762	1,594	1,508	(2) (3) (4)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	10.64%	L + 6.25%	07/06/26	$35,359	$34,809	$34,652	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.50%	07/06/26	75	(1)	(2)	(2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.67%	L + 6.50%	01/30/26	18,948	18,697	18,711	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.67%	L + 6.50%	01/30/26	7,752	7,635	7,655	(1) (2) (3)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		L + 6.50%	01/30/26	3,445	(43)	(43)	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	22,790	22,592	21,992	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	2,025	2,006	1,954	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,960	1,943	1,892	(2)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,400	1,388	1,351	(2)
Purfoods, LLC	Health Care Providers & Services	10.90%	L + 6.25%	08/12/26	587	568	573	(2) (3)
Purfoods, LLC	Health Care Providers & Services	10.88%	L + 6.25%	08/12/26	396	390	387	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.44%	L + 5.50%	08/31/26	11,317	11,170	11,091	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.89%	L + 5.50%	08/31/26	2,852	2,323	2,295	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	2,859	(36)	(57)	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	21,643	20,957	21,156	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	1,639	1,625	1,602	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 5.00%	06/21/25	4,094	(52)	(92)	(2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.63%	L + 6.25%	05/25/27	21,167	20,838	20,796	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.49%	L + 6.25%	05/25/27	3,387	289	279	(1) (2) (3) (4)
Rubrik, Inc.	Software	10.75%	S + 6.50%	06/10/27	35,173	34,533	34,470	(2) (3)
Rubrik, Inc.	Software	11.45%	S + 7.00%	06/10/27	4,020	1,709	1,629	(2) (3) (4)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	26,667	26,426	26,400	(3)
Smarsh, Inc.	Software	11.29%	S + 6.50%	02/16/29	6,667	3,287	3,267	(3) (4)
Smarsh, Inc.	Software		S + 6.50%	02/16/29	1,667	(15)	(17)	(3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	10,746	10,548	10,531	^ (2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(34)	(38)	^ (2) (3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	7,400	(67)	(148)	^ (2) (3) (4)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	29,750	28,546	28,263	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.66%	L + 9.25% (incl. 3.50% PIK)	06/17/24	2,157	2,062	2,049	(2) (3)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.68%	L + 9.25% (incl. 3.50% PIK)	06/17/24	1,074	1,032	1,021	(2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	634	624	618	(2) (3)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	277	109	105	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	83	10	9	(2) (3) (4)
Spotless Brands, LLC	Diversified Consumer Services	10.92%	S + 6.50%	07/25/28	217	210	210	(2)
Spotless Brands, LLC	Diversified Consumer Services		S + 6.50%	07/25/28	33	—	(1)	(2) (4)
StarCompliance Intermediate, LLC	Financial Services	11.48%	L + 6.75%	01/12/27	15,600	15,374	15,366	(2) (3)
StarCompliance Intermediate, LLC	Financial Services	11.48%	L + 6.75%	01/12/27	2,514	2,473	2,476	(2) (3)
StarCompliance Intermediate, LLC	Financial Services	11.14%	L + 6.75%	01/12/27	2,500	591	587	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	41,043	40,538	40,017	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	12,313	12,121	12,005	(2) (3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 6.25%	07/02/27	4,925	(58)	(123)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	20,533	17,480	17,237	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	4,034	3,988	3,953	(2) (3)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	339	334	332	(2) (3)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	374	(6)	(7)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	4,737	(85)	(95)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.85%	L + 6.13%	08/31/27	31,476	30,938	30,846	(2) (3)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par (++)	Cost	Fair Value	Footnotes
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.85%	L + 6.13%	08/31/27		$952	$920	$933	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	08/31/26		122	(2)	(2)	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	10.48%	L + 5.75%	11/30/26		28,107	27,714	27,615	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.35%	L + 5.75%	11/30/26		8,923	8,796	8,767	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.20%	L + 5.75%	11/30/26		7,155	7,049	7,029	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.35%	L + 5.75%	11/30/26		4,970	4,887	4,883	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	10.14%	L + 5.75%	11/30/26		4,541	757	738	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	10.82%	S + 6.50%	08/02/27		16,367	16,062	16,040	(2) (3)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	10.82%	S + 6.50%	08/02/27		820	787	804	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.24%	S + 6.00%	08/15/25		26,058	25,101	25,602	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	9.91%	S + 5.50%	08/15/25		7,897	7,773	7,759	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 6.00%	08/15/25		4,689	4,621	4,607	(2) (3)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.05%	S + 5.50%	08/15/25		4,565	3,565	3,572	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.20%	S + 5.50%	08/15/25		2,120	547	529	(2) (3) (4)
Thrasio, LLC	Broadline Retail	11.17%	L + 7.00%	12/18/26		39,131	38,625	36,392	(2) (3)
Thrasio, LLC	Broadline Retail		L + 7.00%	12/18/26		14,686	(56)	(1,028)	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	10.32%	S + 6.00%	07/15/26		17,015	16,722	16,674	(2) (3)
Total Vision LLC	Health Care Providers & Services	10.60%	S + 6.00%	07/15/26		5,007	4,931	4,906	(2) (3)
Total Vision LLC	Health Care Providers & Services	10.22%	S + 6.00%	07/15/26		2,492	2,455	2,442	(2) (3)
Total Vision LLC	Health Care Providers & Services	10.42%	S + 6.00%	07/15/26		10,394	1,104	992	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26		1,270	(18)	(25)	(2) (3) (4)
Trader Corporation	Automobiles	11.40%	C + 6.75%	12/21/29	CAD	317	229	228	(2)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	-	(2) (4)
Tronair Parent Inc.	Air Freight & Logistics	10.84%	L + 6.25% (incl. 0.50% PIK)	09/08/23		6,255	6,237	5,874
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26		21,652	21,346	21,003	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26		7,526	7,413	7,300	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.45%	S + 5.75%	12/21/26		9,666	4,771	4,579	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26		3,023	1,900	1,850	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	10.63%	L + 6.25%	07/02/25		31,141	29,978	29,973	(2)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.08%	S + 6.50%	08/11/27		34,826	34,236	34,217	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.07%	S + 6.50% PIK	08/11/27		6,297	3,370	3,260	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27		3,685	(61)	(64)	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27		32,582	32,197	31,523	(2) (3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		944	(11)	(31)	(2) (3) (4)
WebPT, Inc.	Health Care Technology	11.48%	L + 6.75%	01/18/28		25,126	23,621	24,372	(2) (3)
WebPT, Inc.	Health Care Technology	10.98%	L + 6.75%	01/18/28		5,534	5,461	5,368	(2) (3)
WebPT, Inc.	Health Care Technology	11.26%	L + 6.75%	01/18/28		2,617	951	931	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28		2,617	(17)	(79)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.91%	L + 5.50%	01/20/27		21,778	21,460	21,452	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27		2,600	(35)	(39)	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27		4,000	(33)	(60)	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27		17,344	17,046	16,867	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27		5,822	5,718	5,661	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27		5,785	5,686	5,626	(2) (3)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	L + 5.75%	12/21/27		2,340	780	755	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.54%	L + 6.00%	12/21/27		2,700	249	223	(2) (3) (4)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24		15,400	15,419	15,400	(2) (3)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par (++)	Cost	Fair Value	Footnotes
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	$5,373	$6,228	$8,900	(2) (3) (6)
Wine.com, LLC	Beverages	11.65%	L + 7.00%	11/14/24	3,700	3,703	3,700	(2) (3)
Wine.com, LLC	Beverages	12.00%	12.00% PIK	11/14/24	1,541	308	1,012	(2) (3) (4) (6)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	22,524	21,887	22,074	(2) (3)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	3,177	3,130	3,113	(2) (3)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,335	2,295	2,288	(2) (3)
WorkForce Software, LLC	Software	11.71%	L + 6.50%	07/31/25	1,894	1,240	1,225	(2) (3) (4)
WSO2, Inc.	IT Services	11.80%	L + 7.50% (incl. 3.00% PIK)	11/04/26	32,129	31,634	31,808	(2) (3)
Xactly Corporation	IT Services	11.99%	L + 7.25%	07/31/23	62,025	61,459	61,250	(2) (3)
Xactly Corporation	IT Services	11.70%	L + 7.25%	07/31/23	3,874	3,860	3,826	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.90%	S + 6.50%	07/01/27	76,666	76,666	75,899	(2) (3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.42%	L + 8.00%	12/21/26	50,230	49,161	45,333	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.30%	L + 8.00%	12/22/25	7,500	7,364	6,769	(2) (3)
Total 1st Lien/Senior Secured Debt						3,174,534	3,129,552
1st Lien/Last-Out Unitranche (8) - 7.74%
Doxim, Inc.	Financial Services	10.84%	S + 6.00%	08/31/24	$38,967	$38,028	$36,726	(2) (3)
Doxim, Inc.	Financial Services	11.19%	S + 7.00%	08/31/24	24,750	24,444	23,141	(2) (3)
Doxim, Inc.	Financial Services	10.84%	S + 6.00%	08/31/24	22,863	22,184	21,549	(2) (3)
Doxim, Inc.	Financial Services	11.39%	L + 7.00%	08/31/24	6,666	6,580	6,266	(2) (3)
Doxim, Inc.	Financial Services	12.44%	L + 8.00%	08/31/24	5,176	5,104	4,943	(2) (3)
Doxim, Inc.	Financial Services	12.44%	L + 8.00%	08/31/24	3,878	3,830	3,704	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	19,504	19,008	19,016	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	7,591	1,075	885	(2) (3) (4)
Total 1st Lien/Last-Out Unitranche						120,253	116,230
2nd Lien/Senior Secured Debt - 11.60%
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	$9,756	$9,031	$—	^ (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,701	(2) (3) (5)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(2) (3) (7)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	17,000	16,079	16,448	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	13,890	13,687	13,439	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	4,939	4,824	4,779	(2) (3)
Genesis Acquisition Co. (dba ProCare Software)	Financial Services	11.24%	L + 7.50%	07/31/25	4,300	4,067	4,160	(2) (3)
IHS Intermediate Inc. (dba Interactive Health Solutions)	Health Care Providers & Services		L + 8.25%	07/20/22	10,000	9,902	—	(3) (5) (9)
MPI Engineered Technologies, LLC	Automobile Components	12.00%	12.00% PIK	07/15/25	16,250	16,250	14,137	(3)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		L + 8.25%	12/02/24	36,589	35,382	—	(2) (3) (5)
Odyssey Logistics & Technology Corporation	Road & Rail	12.38%	L + 8.00%	10/12/25	45,348	41,502	41,663	(2)
Spectrum Plastics Group, Inc.	Containers & Packaging	11.38%	L + 7.00%	01/31/26	12,525	11,602	11,260	(2)
YI, LLC (dba Young Innovations)	Health Care Equipment & Supplies	12.13%	L + 7.75%	11/07/25	36,844	34,651	34,909	(2) (3)
Zep Inc.	Chemicals	12.98%	L + 8.25%	08/11/25	53,049	48,663	31,830	(2)
Total 2nd Lien/Senior Secured Debt						255,354	174,326
Unsecured Debt - 0.51%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28	$1,930	$1,662	$1,602	^ (1) (3)
CivicPlus LLC	Software	16.54%	S + 11.75% PIK	06/09/34	6,247	6,070	6,028	(2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/23	1,266	1,055	—	^ (1) (3) (7)
Total Unsecured Debt						8,787	7,630

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

Investment *#	Industry	Interest Rate	Initial Acquisition Date(10)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 2.82%
Broadway Parent, LLC	Financial Services		01/25/21	4,000,000	$4,019	$5,429	(2) (3) (7)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	12,659	(2) (3) (7)
Foundation Software	Construction & Engineering		08/31/20	22	21	27	(2) (3) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	11,555	(2) (3) (7)
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	80,299	778	—	^ (1) (3) (5)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	42,600	41	—	(2) (3) (7)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	3,680	(2) (3) (7)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	343	(2) (3) (7)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,684	(2) (3) (7)
Total Preferred Stock					48,258	42,377
Common Stock - 2.36%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	$2,933	$2,346	(2) (3) (7)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	^ (3) (7)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	^ (3) (7)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	3,659	^ (1) (3) (7)
Bolttech Mannings, Inc.	Commercial Services & Supplies		12/22/17	4,145,602	22,366	—	^^ (3) (7)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B	Health Care Providers & Services		03/30/18	20,183	2,916	3,761	^ (2) (3)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units	Health Care Providers & Services		03/30/18	19,048	514	1,165	^ (1) (2) (3)
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	5,300	—	^ (1) (3) (7)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(2) (3) (7)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	^ (2) (3) (7)
Exostar LLC - Class B	Aerospace & Defense		07/06/20	31,407	—	27	(2) (3) (7)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	10	(2) (3) (7)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,298	^ (3) (7)
Jill Acquisition LLC (dba J. Jill)	Specialty Retail		09/30/20	26,687	206	662	(7)
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	—	—	^ (1) (3) (7)
National Spine and Pain Centers, LLC	Health Care Providers & Services		06/02/17	1,100	883	—	(2) (3) (7)
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	9,237	331	(1) (7)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,347	^ (2) (3) (7)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	2,084	(2) (3) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,047	(2) (3) (7)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,410	(2) (3) (7)
Yasso, Inc.	Food Products		03/23/17	1,640	1,368	2,947	(2) (3) (7)
Total Common Stock					82,006	35,490
Warrants - 0.04%
CloudBees, Inc.	Software		11/24/21	333,980	$1,849	$611	(2) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(2) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(2) (3) (7)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(2) (3) (7)
Total Warrants					1,849	611
Total Investments - 233.38%					$3,691,041	$3,506,216

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except share and per share amounts)

* Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), S, SN, C or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, 3 month C was 4.94%, P was 7.50% and CDN P was 6.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

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
				$(484)

The accompanying notes are an integral part of these consolidated financial statements.

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

The Merger with Goldman Sachs Middle Market Lending Corp.

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 11, 2020. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of GS MMLC common stock was converted into the right to receive, for each share of GS MMLC common stock, that number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with a net asset value (“NAV”) equal to the NAV per share of GS MMLC common stock, in each case calculated as of October 9, 2020. As a result of the Merger, the Company issued an aggregate of 61,037,311 shares of Common Stock to former GS MMLC stockholders. For further information, see Note 2 “Significant Accounting Policies.”

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

	For the Years Ended December 31,
	2023	2022	2021
Prepayment premiums	$228	$1,676	$3,224
Accelerated amortization of upfront loan origination fees and unamortized discounts	$14,832	$12,536	$54,467

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

Acquisition Accounting

On October 12, 2020, the Company completed the Merger with GS MMLC pursuant to the Merger Agreement, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the year ended December 31, 2023, 2022 and 2021, was $6,660, $13,469 and $42,448. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2023, the Company had certain investments held in ten portfolio companies on non-accrual status, which represented 3.8% and 2.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 2.1% and 0.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2023 and December 31, 2022, the Company held an aggregate cash balance of $52,363 and $39,602. Foreign currency of $3,586 and $1,037 (acquisition cost of $3,522 and $1,035) is included in cash as of December 31, 2023 and December 31, 2022.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2023, 2022 and 2021 the Company accrued excise taxes of $4,760, $4,519 and $1,254. As of December 31, 2023, $5,079 of accrued excise taxes remained payable.

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

The Company has a voluntary dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional shares. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the fair market value of the stock received through the plan; however, since their cash distributions will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. has opted out of the DRIP, and GS & Co. had also opted out of the DRIP in respect of shares of the Company’s common stock acquired through the 2022 10b5-1 Plan (as defined below).

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the new ASU on its consolidated financial statements.

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

For the years ended December 31, 2023, 2022 and 2021, Management Fees amounted to $35,470, $35,996 and $32,611 and the Investment Adviser has voluntarily agreed to waive $0, $346 and $500 of Management Fees. As of December 31, 2023, $8,708 remained payable.

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

For the years ended December 31, 2023, 2022 and 2021, Incentive Fees based on income amounted to $49,417, $12,023 and $40,697, and the Investment Adviser has voluntarily agreed to waive $1,986 and $11,378 of Incentive Fees for the years ended December 31, 2023 and 2022. As of December 31, 2023, $13,041 remained payable.

In connection with the Merger, GSAM agreed to waive a portion of its Incentive Fee based on income to the extent incurred, for a period of nine quarters, commencing with the quarter ended December 31, 2019 and through and including the quarter ending December 31, 2021, otherwise payable by the Company under the Investment Management Agreement by and between the Company and GSAM, as applicable, for each such quarter in an amount sufficient to ensure that the Company’s net investment income per weighted share outstanding for such quarter is at least $0.48 per share. For the year ended December 31, 2021, GSAM waived $4,544 of Incentive Fees. Additionally, GSAM voluntarily agreed to waive $26,534 of Incentive Fees for the year ended December 31, 2021 attributable to the Purchase Discount resulting from the Merger.

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

For the years ended December 31, 2023, 2022 and 2021, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,044, $2,094 and $1,954. As of December 31, 2023, $516 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses for services provided by the Transfer Agent of $6, $38 and $38. As of December 31, 2023, $1 remained payable.

Common Stock Repurchase Plans

In November 2021, the Board of Directors approved and authorized a 10b5-1 stock repurchase plan (the "2022 10b5-1 Plan"), which provided for the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock traded below the most recently announced quarter-end NAV per share, subject to certain limitations. The 2022 10b5-1 Plan became effective on August 17, 2022, commenced on September 16, 2022 and expired on August 17, 2023. The 2022 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering (as defined below) on March 1, 2023 and remained suspended until its termination on August 17, 2023.

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

Any repurchase by the Company of its common stock under any 10b5-1 plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might exist in the open market. For the year ended December 31, 2023, the Company did not repurchase any of its common stock pursuant to the 2022 10b5-1 Plan or otherwise.

Affiliates

GS Group Inc. owned 5.9% as of December 31, 2023 and 6.3% as of December 31, 2022 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$(22,366)	$22,366	$—	$—
Total Controlled Affiliates	$—	$—	$—	$(22,366)	$22,366	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$750,888	$(750,888)	$—	$—	$—	$638
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	235	(218)	—	(2,639)	6,437	731
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(804)	4,122	270
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	466	9,101	341
Kawa Solar Holdings Limited	1,283	—	—	—	(210)	1,073	—
MedeAnalytics, Inc.	—	142	—	—	4	146	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	3,909	(108)	—	651	16,144	1,462
Total Non-Controlled Affiliates	$40,991	$755,174	$(751,214)	$—	$(2,532)	$42,419	$3,442
Total Affiliates	$40,991	$755,174	$(751,214)	$(22,366)	$19,834	$42,419	$3,442

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2022
Controlled Affiliates
Bolttech Mannings, Inc.	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Total Controlled Affiliates	$18,375	$22,066	$(18,660)	$(14,414)	$(7,367)	$—	$275
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$328,935	$(328,935)	$—	$—	$—	$93
Animal Supply Holdings, LLC	6,569	382	—	—	(6,951)	—	380
ATX Networks Corp.	6,039	195	(633)	—	3,458	9,059	623
Collaborative Imaging, LLC (dba Texas Radiology Associates)	5,491	—	—	—	(565)	4,926	289
Conergy Asia & ME Pte. LTD	400	—	—	—	(400)	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,596	—	—	—	1,039	8,635	265
Kawa Solar Holdings Limited	1,328	—	—	—	(45)	1,283	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	11,601	(54)	—	145	11,692	538
Total Non-Controlled Affiliates	$32,819	$341,113	$(329,622)	$—	$(3,319)	$40,991	$2,188
Total Affiliates	$51,194	$363,179	$(348,282)	$(14,414)	$(10,686)	$40,991	$2,463

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2023 and December 31, 2022, there were $206 and $542 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,209,938	$3,107,469	$3,174,534	$3,129,552
1st Lien/Last-Out Unitranche	148,067	144,743	120,253	116,230
2nd Lien/Senior Secured Debt	84,626	66,562	255,354	174,326
Unsecured Debt	27,930	27,314	8,787	7,630
Preferred Stock	44,198	37,296	48,258	42,377
Common Stock	57,183	30,701	82,006	35,490
Warrants	1,849	244	1,849	611
Total	$3,573,791	$3,414,329	$3,691,041	$3,506,216

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2023				December 31, 2022
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	17.4%		37.1%		14.7%		34.4%
Health Care Providers & Services	12.4		26.4		11.2		26.2
Professional Services	9.9		21.1		9.5		22.2
Financial Services	9.7		20.8		11.3		26.3
Health Care Technology	8.4		18.0		8.9		20.7
Diversified Consumer Services	5.1		10.9		5.4		12.5
IT Services	5.0		10.6		7.0		16.4
Real Estate Mgmt. & Development	4.8		10.3		4.5		10.5
Interactive Media & Services	3.6		7.6		3.4		8.0
Commercial Services & Supplies	3.1		6.6		3.3		7.6
Health Care Equipment & Supplies	2.4		5.1		3.2		7.5
Chemicals	2.1		4.6		1.2		2.8
Entertainment	2.1		4.6		2.1		5.0
Hotels, Restaurants & Leisure	1.7		3.7		1.6		3.8
Transportation Infrastructure	1.5		3.1		1.4		3.3
Trading Companies & Distributors	1.4		3.0		0.8		1.8
Independent Power and Renewable Electricity Producers	1.4		2.9		1.2		2.7
Insurance	1.1		2.3		0.6		1.4
Construction & Engineering	1.1		2.3		0.9		2.2
Household Products	1.0		2.1		1.1		2.5
Beverages	0.8		1.8		0.9		2.2
Wireless Telecommunication Services	0.7		1.6		—		—
Broadline Retail	0.7		1.4		1.0		2.4
Automobile Components	0.4		0.9		0.4		0.9
Pharmaceuticals	0.4		0.9		0.5		1.1
Textiles, Apparel & Luxury Goods	0.4		0.8		0.2		0.5
Energy Equipment & Services	0.3		0.6		0.2		0.6
Media	0.3		0.6		—		—
Communications Equipment	0.2		0.4		0.3		0.6
Capital Markets	0.2		0.3		0.2		0.4
Consumer Staples Distribution & Retail	0.1		0.3		—		—
Leisure Products	0.1		0.3		—		—
Building Products	0.1		0.1		—	(1)	0.1
Aerospace & Defense	0.1		0.1		1.0		2.3
Automobiles(1)	—		—		—		—
Oil, Gas & Consumable Fuels(1)	—		—		—		—
Food Products	—	(1)	—	(1)	0.1		0.2
Distributors(1)	—		—		—		—
Road & Rail	—		—		1.2		2.8
Containers & Packaging	—		—		0.3		0.7
Specialty Retail	—		—		0.2		0.4
Air Freight & Logistics	—		—		0.2		0.4
Total	100.0%		213.2%		100.0%		233.4%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2023	December 31, 2022
United States	95.1%	95.3%
Canada	3.6	3.1
United Kingdom	1.2	1.6
Germany	0.1	—	(1)
Singapore (1)	—	—
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,744,907	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.6%
	$40,591	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$1,073	Collateral analysis	Recovery Rate	—	27.4%
	$58,157	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.8x
1st Lien/Last-Out Unitranche	$125,245	Discounted cash flows	Discount Rate	8.9% - 12.6%	12.3%
2nd Lien/Senior Secured Debt	$50,052	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.3%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	8.3x
	$14,809	Comparable multiples	EV/Revenue	—	0.3x
Unsecured Debt	$17,905	Discounted cash flows	Discount Rate	15.8% - 20.3%	18.7%
	$255	Comparable multiples	EV/EBITDA(6)	—	8.9x
	$9,154	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$12,846	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	31.1x
	$24,450	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$9,518	Discounted cash flows	Discount Rate	16.8% - 29.7%	24.9%
	$16,950	Comparable multiples	EV/EBITDA(6)	3.8x - 17.5x	9.2x
	$4,043	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$244	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,920,976	Discounted cash flows	Discount Rate	7.4% - 35.2%	11.4%
	$1,283	Collateral analysis	Recovery Rate	—	32.9%
	$4,486	Comparable multiples	EV/EBITDA(6)	—	12.0x
	$806	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	$116,230	Discounted cash flows	Discount Rate	10.9% - 15.0%	14.1%
2nd Lien/Senior Secured Debt	$87,872	Discounted cash flows	Discount Rate	12.7% - 17.7%	13.9%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	9.9x
Unsecured Debt	$7,630	Discounted cash flows	Discount Rate	13.5% - 17.3%	16.5%
Equity
Preferred Stock	$14,297	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	28.2x
	$28,081	Comparable multiples	EV/Revenue	0.8x - 7.3x	4.1x
Common Stock	$10,322	Discounted cash flows	Discount Rate	16.3% - 30.0%	24.6%
	$20,391	Comparable multiples	EV/EBITDA(6)	4.5x - 18.3x	9.7x
	$3,784	Comparable multiples	EV/Revenue	1.8x - 15.2x	12.6x
Warrants	$611	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of December 31, 2023, included within the fair value of Level 3 assets of $3,343,635 is an amount of $211,735 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,938,109 or 89.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$70,504	$3,036,965	$3,107,469	$—	$78,623	$3,050,929	$3,129,552
1st Lien/Last-Out Unitranche	—	—	144,743	144,743	—	—	116,230	116,230
2nd Lien/Senior Secured Debt	—	—	66,562	66,562	—	84,753	89,573	174,326
Unsecured Debt	—	—	27,314	27,314	—	—	7,630	7,630
Preferred Stock	—	—	37,296	37,296	—	—	42,377	42,377
Common Stock	190	—	30,511	30,701	993	—	34,497	35,490
Warrants	—	—	244	244	—	—	611	611
Total Assets	$190	$70,504	$3,343,635	$3,414,329	$993	$163,376	$3,341,847	$3,506,216
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(726)	$—	$(726)	$—	$(484)	$—	$(484)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$3,050,929	$489,302	$(8,708)	$(58,793)	$(457,969)	$22,404	$6,812	$(7,012)	$3,036,965	$(60,245)
1st Lien/Last-Out Unitranche	116,230	27,094	—	699	(411)	1,131	—	—	144,743	699
2nd Lien/Senior Secured Debt	89,573	10,559	(45,284)	45,951	(36,844)	2,607	—	—	66,562	925
Unsecured Debt	7,630	19,348	—	541	—	(205)	—	—	27,314	541
Preferred Stock	42,377	—	3,260	(1,021)	(7,320)	—	—	—	37,296	348
Common Stock	34,497	—	(18,137)	20,631	(6,480)	—	—	—	30,511	(1,012)
Warrants	611	—	—	(367)	—	—	—	—	244	(367)
Total Assets	$3,341,847	$546,303	$(68,869)	$7,641	$(509,024)	$25,937	$6,812	$(7,012)	$3,343,635	$(59,111)
For the Year Ended December 31, 2022
1st Lien/Senior Secured Debt	$2,843,010	$827,409	$(4,696)	$(56,045)	$(595,922)	$28,685	$8,488	$—	$3,050,929	$(60,742)
1st Lien/Last-Out Unitranche	162,532	19,801	—	(8,786)	(61,297)	3,980	—	—	116,230	(6,767)
2nd Lien/Senior Secured Debt	178,780	16,714	(14,414)	(46,425)	(47,859)	2,777	—	—	89,573	(46,240)
Unsecured Debt	1,733	6,182	—	(332)	—	47	—	—	7,630	(332)
Preferred Stock	52,655	—	—	(10,278)	—	—	—	—	42,377	(10,278)
Common Stock	30,100	10,079	105	(5,682)	(105)	—	—	—	34,497	(5,682)
Warrants	1,850	—	—	(1,239)	—	—	—	—	611	(1,239)
Total Assets	$3,270,660	$880,185	$(19,005)	$(128,787)	$(705,183)	$35,489	$8,488	$—	$3,341,847	$(131,280)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2023	December 31, 2022
Revolving Credit Facility	3	$972,241	$1,161,401
2025 Notes	2	$352,800	$348,120
2026 Notes	2	$476,450	$461,800

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 187% and 174%.

The Company’s outstanding debt was as follows:

	As of
	December 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$724,081	$972,241	$1,695,000	$548,671	$1,161,401
2025 Notes	360,000	—	358,459	360,000	—	357,076
2026 Notes	500,000	—	496,094	500,000	—	494,183
Total Debt	$2,555,000	$724,081	$1,826,794	$2,555,000	$548,671	$2,012,660

(1)
The carrying value is presented net of unamortized debt issuance costs and OID net of accretion as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $890,674, in EUR of EUR 37,700, in GBP of GBP 26,000 and in CAD of CAD 9,020. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,065,674, in EUR of EUR 37,700, in GBP of GBP 45,300 and in CAD of CAD 820.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2023 and the year ended December 31, 2022 was 5.31% and 3.55%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023 and the year ended December 31, 2022 was $1,930,027 and $1,991,629.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and October 18, 2023.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542,500.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread. With respect to borrowings denominated in USD, the Company may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders, which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders, will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2023, the Company was in compliance with these covenants.

Costs of $33,254 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2023 and December 31, 2022, deferred financing costs were $14,937 and $12,772.

The below table presents the summary information of the Revolving Credit Facility:

	For the Years Ended December 31,
	2023	2022	2021
Borrowing interest expense	$74,706	$41,088	$12,143
Facility fees	2,430	2,347	4,189
Amortization of financing costs	2,997	2,855	2,780
Total	$80,133	$46,290	$19,112
Weighted average interest rate	6.98%	3.76%	2.00%
Average outstanding balance	$1,070,027	$1,093,410	$606,442

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility. As of December 31, 2023 and December 31, 2022, the Company did not have Convertible Notes outstanding.

The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Years Ended December 31,
	2023	2022	2021
Borrowing interest expense	$—	$1,744	$6,975
Accretion of OID	—	118	468
Amortization of debt issuance costs	—	216	1,214
Total	$—	$2,078	$8,657

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

The below table presents the components of the carrying value of the 2025 Notes:

	December 31, 2023	December 31, 2022
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	1,541	2,924
Carrying Value	$358,459	$357,076

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Years Ended December 31,
	2023	2022	2021
Borrowing interest expense	$13,500	$13,500	$13,500
Amortization of debt issuance costs	1,383	1,342	1,404
Total	$14,883	$14,842	$14,904

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

The below table presents the components of the carrying value of the 2026 Notes:

	December 31, 2023	December 31, 2022
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	3,906	5,817
Carrying Value	$496,094	$494,183

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Years Ended December 31,
	2023	2022	2021
Borrowing interest expense	$14,375	$14,375	$14,375
Amortization of debt issuance costs	1,911	1,879	1,940
Total	$16,286	$16,254	$16,315

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

For the years ended December 31, 2023 and 2022, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $2,431.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	December 31, 2023	December 31, 2022
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(726)	(484)
Net Amount of Assets or (Liabilities)	$(726)	$(484)
Collateral (Received) Pledged (1)	590	290
Net Amounts (2)	$(136)	$(194)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net realized gain (loss) on foreign currency forward contracts	$—	$283	$(234)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(242)	(584)	455
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(242)	$(301)	$221

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	December 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,260	$163
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	305	1,950
Acquia, Inc.	12,003	1,346
Admiral Buyer, Inc. (dba Fidelity Payment Services)	9,650	9,650
Amspec Parent, LLC	984	—
AQ Helios Buyer, Inc. (dba SurePoint)	11,705	8,888
AQ Sunshine, Inc. (dba Relation Insurance)	3,383	—
Arrow Buyer, Inc. (dba Archer Technologies)	679	—
ASM Buyer, Inc.	4,878	—
Assembly Intermediate LLC	7,698	7,478
Bayside Opco, LLC (dba Pro-PT)	415	—
Bigchange Group Limited	3,059	3,459
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	—
BSI3 Menu Buyer, Inc (dba Kydia)	38	38
Bullhorn, Inc.	1,344	726
Businessolver.com, Inc.	2,298	4,595
Capitol Imaging Acquisition Corp.	180	38
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	3,089	4,753
Circustrix Holdings, LLC (dba SkyZone)	806	—
CivicPlus LLC	803	1,217
Clearcourse Partnership Acquireco Finance Limited	7,556	8,951
Coding Solutions Acquisition, Inc.	12,540	6,156
CorePower Yoga LLC	1,687	1,125
Coretrust Purchasing Group LLC	226	226
Crewline Buyer, Inc. (dba New Relic)	363	—
CST Buyer Company (dba Intoxalock)	78	78
DECA Dental Holdings LLC	228	5,360
Diligent Corporation	1,426	2,170
ESO Solutions, Inc	1,448	3,620
Experity, Inc.	81	81
Formulations Parent Corporation (dba Chase Corp)	835	—
Frontgrade Technologies Holdings Inc.	250	—
Fullsteam Operations LLC	14,488	2,642
Gainsight, Inc.	2,736	5,320
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,963	1,716
Governmentjobs.com, Inc. (dba NeoGov)	17,662	19,428
GPS Phoenix Buyer, Inc. (dba Guidepoint)	1,588	—
GS AcquisitionCo, Inc. (dba Insightsoftware)	982	982
Harrington Industrial Plastics, LLC	1,693	—
HealthEdge Software, Inc.	3,800	13,300
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Highfive Dental Holdco, LLC	2,188	—
Honor HN Buyer, Inc	6,476	21,001
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,535	2,344
iCIMS, Inc.	12,875	15,910
Intelligent Medical Objects, Inc.	3,311	4,192
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400
iWave Information Systems, Inc.	438	109

	Unfunded Commitment Balances(1)
	December 31, 2023	December 31, 2022
Kaseya Inc.	$1,858	$2,200
LS Clinical Services Holdings, Inc (dba CATO)	1,340	—
MerchantWise Solutions, LLC (dba HungerRush)	3,021	4,485
Millstone Medical Outsourcing, LLC	2,217	1,774
MRI Software LLC	1,612	1,612
NAVEX TopCo, Inc.	810	—
Ncontracts, LLC	1,973	—
NFM & J, L.P. (dba the Facilities Group)	2,992	6,054
One GI LLC	3,610	3,654
Onyx CenterSource, Inc.	698	—
PDDS Holdco, Inc. (dba Planet DDS)	3,988	6,128
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc	1,137	2,550
Premier Care Dental Management, LLC	2,645	3,602
Prophix Software Inc. (dba Pound Bidco)	5,104	3,445
Recochem, Inc	2,441	—
Recorded Books Inc. (dba RBMedia)	749	—
Riverpoint Medical, LLC	3,070	4,094
Rodeo Buyer Company (dba Absorb Software)	3,387	3,048
Rubrik, Inc.	4,320	2,310
Singlewire Software, LLC	129	—
Smarsh, Inc.	5,000	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,415	9,300
SpendMend, LLC	210	238
StarCompliance Intermediate, LLC	1,025	1,875
Sundance Group Holdings, Inc. (dba NetDocuments)	2,463	4,925
Sunstar Insurance Group, LLC	3,448	7,996
Superior Environmental Solutions	880	—
Superman Holdings, LLC (dba Foundation Software)	1,074	122
Sweep Purchaser LLC	92	3,724
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	4,450	2,467
Total Vision LLC	1,895	10,464
Trader Corporation	18	17
UP Acquisition Corp. (dba Unified Power)	1,902	—
USN Opco LLC (dba Global Nephrology Solutions)	961	5,880
VASA Fitness Buyer, Inc.	833	—
Volt Bidco, Inc. (dba Power Factors)	5,727	6,612
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	2,401	4,225
Wellness AcquisitionCo, Inc. (dba SPINS)	6,600	6,600
Whitewater Holding Company LLC	2,391	3,944
WorkForce Software, LLC	1,894	631
Xactly Corporation	3,874	—
Zarya Intermediate, LLC (dba iOFFICE)	1,141	7,987
Ansira Partners, Inc.	—	127
Apptio, Inc.	—	2,154
Broadway Technology, LLC	—	1,090
CloudBees, Inc.	—	738
CORA Health Holdings Corp	—	8,514
Eptam Plastics, Ltd.	—	2,042
HumanState Limited (dba PayProp)	—	11,932
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	113
Lithium Technologies, Inc.	—	3,066
PPT Management Holdings, LLC.	—	123
Premier Imaging, LLC (dba Lucid Health)	—	4,110
Project Eagle Holdings, LLC (dba Exostar)	—	75
Qualawash Holdings, LLC	—	3,359
Spotless Brands, LLC	—	33
Thrasio, LLC	—	14,686
Wine.com, LLC	—	1,541
Total 1st Lien/Senior Secured Debt	$289,198	$364,529

	Unfunded Commitment Balances(1)
	December 31, 2023	December 31, 2022
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$4,151	$6,516
EIP Consolidated, LLC (dba Everest Infrastructure)	3,745	—
K2 Towers III, LLC	2,606	—
Skyway Towers Intermediate LLC	3,850	—
Thor FinanceCo LLC (dba Harmoni Towers)	1,889	—
Towerco IV Holdings, LLC	2,083	—
Total 1st Lien/Last-Out Unitranche	$18,324	$6,516
Total	$307,522	$371,045

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

On May 26, 2022, the Company entered into (i) an equity distribution agreement by and among the Company, GSAM and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among the Company, GSAM and SMBC Nikko Securities America, Inc. (“SMBC”). The equity distribution agreements with Truist and SMBC described in the preceding sentence are collectively referred to herein as the “2022 Equity Distribution Agreements.” On and effective August 1, 2023, the Company terminated the 2022 Equity Distribution Agreements in accordance with their respective terms.

The 2022 Equity Distribution Agreements provided that the Company could, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200 million, through Truist and SMBC, or to them as principal for their own respective accounts. Sales of the shares, if any, would have been made in negotiated transactions or transactions that were deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may have included block trades, as the Company and Truist or SMBC agreed. Truist and SMBC were each entitled to receive a commission from the Company of up to 1.00% of the gross sales price of any shares sold through or to Truist or SMBC under the 2022 Equity Distribution Agreements.

On November 15, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among the Company, GSAM and Truist.

The 2023 Equity Distribution Agreement provides that the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200 million, through Truist, or to Truist as principal for its own account. Sales of the shares, if any, may be made in negotiated transactions or transactions that were deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and Truist may agree. Truist will receive a commission from the Company of up to 1.00% of the gross sales price of any shares sold through or to Truist under the 2023 Equity Distribution Agreement.

For the year ended December 31, 2023, there were no shares issued through ATM offerings.

For the year ended December 31, 2022, the Company issued and sold the following shares of common stock through ATM offerings:

For the Years Ended December 31,
2022
Gross Proceeds	$14,156
Underwriting/Offering Expenses	(699)
Net Proceeds	$13,457
Number of Shares Issued	813,255
Average Sales Price per Share	$17.41

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45		101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45		100,381
August 2, 2023	September 30, 2023	October 27, 2023	$0.45		128,366	*
November 1, 2023	December 29, 2023	January 26, 2024	$0.45		119,186
For the Year Ended December 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*
November 2, 2022	December 30, 2022	January 27, 2023	$0.45		112,555
For the Year Ended December 31, 2021
November 4, 2020 (special)	February 15, 2021	March 15, 2021	$0.05		6,849
February 24, 2021	March 31, 2021	April 27, 2021	$0.45		68,092
November 4, 2020 (special)	May 14, 2021	June 15, 2021	$0.05		8,852
May 4, 2021	June 30, 2021	July 27, 2021	$0.45		69,917
November 4, 2020 (special)	August 16, 2021	September 15, 2021	$0.05		7,717
August 5, 2021	September 30, 2021	October 27, 2021	$0.45		65,213
November 4, 2021	December 31, 2021	January 27, 2022	$0.45		66,602

* In accordance with the Company’s DRIP, shares were purchased in the open market.

(1) $0.29 is considered capital gain distribution.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets from operations	$195,874	$55,003	$192,427
Weighted average shares outstanding	108,305,428	102,258,701	101,691,076
Basic and diluted earnings (loss) per share	$1.81	$0.54	$1.89

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the years ended December 31, 2022 and 2021 was less than the conversion price for the Convertible Notes, which matured and were fully repaid on April 1, 2022 in accordance with their terms. Therefore, for the years ended December 31, 2022 and 2021, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. TAX INFORMATION

The tax character of distributions was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Distributions paid from:
Ordinary Income	$197,124	$154,022	$198,332
Net Long-Term Capital Gains	—	30,293	—
Total Taxable Distributions	$197,124	$184,315	$198,332

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed Ordinary Income—net	$118,026	$86,770	$35,189
Undistributed Long-Term Capital Gains	—	—	31,175
Total Undistributed Earnings	$118,026	$86,770	$66,364
Capital Loss Carryforward (1):
Perpetual Long-Term	$(138,282)	$(112,858)	$(107,216)
Perpetual Short-Term	(12,358)	(382)	(382)
Total capital loss carryforwards	$(150,640)	$(113,240)	$(107,598)
Timing Differences (Organizational Costs, Post-October Capital Loss Deferral and Late Year Ordinary Loss Deferral)	(50,451)	(10,935)	(313)
Unrealized Earnings (Losses)—net	(141,514)	(168,797)	(13,476)
Total Accumulated Earnings (Losses)—net	$(224,579)	$(206,202)	$(55,023)

(1)
For the year ended December 31, 2023 and December 31, 2022 the Company did not utilize any capital losses. For the year ended December 31, 2021, the Company utilized $10,629 of capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Code.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Tax cost	$3,555,001	$3,678,321	$3,492,053
Gross unrealized appreciation	24,511	39,385	77,992
Gross unrealized depreciation	(166,025)	(208,182)	(91,468)
Net unrealized investment appreciation (depreciation) on investments	$(141,514)	$(168,797)	$(13,476)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales, net mark to market gains (losses) on foreign currency contracts, and differences in the tax treatment of underlying fund investments, partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2023, 2022 and 2021, the Company reclassified $17,127, $21,867 and $43,765 from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2023	2022	2021
Net increase in net assets resulting from operations	$195,874	$55,003	$192,427
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	(21,214)	152,304	84,858
Income not currently taxable	(23,098)	(26,405)	(47,243)
Income for tax but not book	484	351	2,913
Expenses not currently deductible	5,970	4,562	1,202
Expenses for tax but not for book	(1,131)	(613)	(30)
Realized gain(loss) differences	(79,145)	(92,839)	(117,519)
Taxable income net of capital loss carryforward	$77,740	$92,363	$116,608
Capital loss carryforward	150,640	113,240	107,598
Taxable income (1)	$228,380	$205,603	$224,206

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

12. FINANCIAL HIGHLIGHTS

The below tables present the schedule of financial highlights of the Company:

	For the Years Ended December 31,
	2023	2022		2021		2020		2019
Per Share Data:(1)
NAV, beginning of period	$14.61	$15.86		$15.91		$16.75		$17.65
Net investment income	2.28	2.24		2.33		2.04		1.98
Net realized and unrealized gains (losses)(2)	(0.48)	(1.70)	(4)	(0.43)		(0.20)		(1.08)
Income tax provision, realized and unrealized gains	(0.01)	—	(3)	—	(3)	—	(3)	—	(3)
Net increase in net assets from operations	1.79	0.54		1.90		1.84		0.90
Issuance of common stock in connection with the Merger	—	—		—		(0.88)		—
Issuance of common stock, net of underwriting and offering costs	0.02	0.01	(4)	—		—		—
Distributions declared	(1.80)	(1.80)		(1.95)		(1.80)		(1.80)
Total increase (decrease) in net assets	0.01	(1.25)		(0.05)		(0.84)		(0.90)
NAV, end of period	$14.62	$14.61		$15.86		$15.91		$16.75
Market price, end of period	$14.65	$13.72		$19.16		$19.12		$21.28
Shares outstanding, end of period	109,563,525	102,850,589		101,818,811		101,534,370		40,367,071
Weighted average shares outstanding	108,305,428	102,258,701		101,691,076		53,940,573		40,313,662
Total return based on NAV(5)	13.35%	2.80%		10.67%		6.78%		4.08%
Total return based on market value(6)	20.95%	(20.09)%		11.26%		1.00%		26.98%
Supplemental Data/Ratio:
Net assets, end of period	$1,601,825	$1,502,394		$1,614,400		$1,615,141		$676,125
Ratio of net expenses to average net assets	13.17%	8.19%		6.75%		7.62%		9.77%
Ratio of net expenses before voluntary waivers to average net assets	13.29%	8.93%		8.42%		9.30%		—%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.10%	3.10%		2.53%		2.48%		3.24%
Ratio of interest and other debt expenses to average net assets	7.06%	5.05%		3.63%		4.82%		5.25%
Ratio of net incentive fees to average net assets	3.01%	0.04%		0.59%		0.32%		1.28%
Ratio of total expenses to average net assets	13.29%	8.93%		8.70%		12.09%		9.82%
Ratio of net investment income to average net assets	15.68%	14.52%		14.62%		13.28%		11.53%
Portfolio turnover	15%	20%		48%		24%		45%

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
(3)
Amount rounds to less than $0.01.
(4)
The table above reflects a reclassification between Net realized and unrealized gains (losses) and Issuance of common stock, net of underwriting and offering costs for the year ended December 31, 2022 as compared to previously reported amounts in order to conform with the methodology used to calculate such amounts for the year ended December 31, 2023. The effect of this reclassification was a change in Net realized and unrealized gains (losses) of $0.12, from $(1.82) to $(1.70), and an offsetting change in Issuance of common stock, net of underwriting and offering costs of $(0.12), from $0.13 to $0.01. This reclassification was not material to the Company’s consolidated financial statements, only impacted the lines noted above and had no impact on the Company’s financial condition, results of operations or cash flows.
(5)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(6)
Calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:(1)
NAV, beginning of period	$18.09	$18.31	$18.97	$19.56	$20.00
Net investment income	2.06	2.07	2.10	2.14	1.77
Net realized and unrealized gains (losses)(2)	(0.70)	(0.80)	(0.98)	(0.84)	(0.52)
Income tax provision, realized and unrealized gains	(0.02)	—	—	—	—
Net increase in net assets from operations	1.34	1.27	1.12	1.30	1.25
Issuance of common stock, net of underwriting and offering costs	—	0.31	—	(0.09)	—
Equity component of convertible notes	0.02	—	0.02	—	—
Distributions declared from net investment income(3)	(1.80)	(1.80)	(1.80)	(1.76)	(1.61)
Distributions declared from net realized gains(3)	—	—	–	(0.04)	(0.08)
Total increase (decrease) in net assets	(0.44)	(0.22)	(0.66)	(0.59)	(0.44)
NAV, end of period	$17.65	$18.09	$18.31	$18.97	$19.56
Market price, end of period	$18.38	$22.18	$23.52	$19.00	N.A.
Shares outstanding, end of period	40,227,625	40,130,665	36,331,662	36,306,882	29,381,127
Weighted average shares outstanding	40,184,715	38,633,652	36,317,131	34,782,967	29,737,113
Total return based on NAV(4)	6.96%	7.17%	5.42%	6.07%	6.36%
Total return based on market value(5)	(9.16)%	2.30%	35.20%	3.90%	N.A.
Supplemental Data/Ratio:
Net assets, end of period	$709,892	$725,830	$665,137	$688,650	$574,582
Ratio of net expenses to average net assets	8.81%	8.07%	7.25%	6.51%	3.45%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.26%	3.47%	3.58%	3.17%	2.41%
Ratio of interest and other debt expenses to average net assets	3.62%	2.79%	2.12%	1.59%	0.79%
Ratio of net incentive fees to average net assets	1.93%	1.81%	1.55%	1.75%	0.25%
Ratio of total expenses to average net assets	8.81%	8.07%	7.25%	6.51%	3.45%
Ratio of net investment income to average net assets	11.42%	11.36%	11.30%	11.06%	8.85%
Portfolio turnover	26%	45%	17%	13%	41%

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
(5)
Calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP. For the year ended December 31, 2015, the beginning market value per share is based on the Company's initial public offering price of $20.00 per share.

13. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the audited consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 21, 2024, the Board of Directors declared a quarterly distribution of $0.45 per share payable on April 26, 2024 to holders of record as of March 28, 2024.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2023, the Company designated 92.96% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2023, the Company designated 100% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

a)
None.
b)
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 82 of this Annual Report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

EXHIBIT NO.	EXHIBITS

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

10.5

Joinder Agreement, dated as of March 27, 2015, by CIT Finance LLC, as Assuming Lender, in favor of the Company as Borrower, and Sun-Trust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File no. 001-35851), filed on May 14, 2015).

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

10.16

Second Amended and Restated Investment Management Agreement, dated as of June 15, 2018, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on June 15, 2018).

10.17

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

10.20

Equity Distribution Agreement, dated as of November 15, 2023, among the Company, Goldman Sachs Asset Management, L.P. and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on November 7, 2023).

10.21	Dividend Reinvestment Plan, amended as of September 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on November 3, 2022).

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy and Procedures Regarding BDC Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: February 28, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: February 28, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024.

Signature	Title
/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
David Miller

/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ John Lanza	Principal Accounting Officer
John Lanza

/s/ Timothy J. Leach	Chairperson of the Board of Directors
Timothy J. Leach

/s/ Jaime Ardila Jaime Ardila	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director