Form 10-Q
period 2024-03-31
Goldman Sachs BDC, Inc.
filed 2024-05-07
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, there were 112,223,204 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,531,330 and $3,500,119)	$3,401,026	$3,371,910
Non-controlled affiliated investments (cost of $71,317 and $73,672)	39,088	42,419
Total investments, at fair value (cost of $3,602,647 and $3,573,791)	$3,440,114	$3,414,329
Investments in affiliated money market fund (cost of $499 and $—)	499	—
Cash	52,319	52,363
Interest and dividends receivable	38,214	38,534
Deferred financing costs	14,134	14,937
Other assets	1,922	2,656
Total assets	$3,547,202	$3,522,819
Liabilities
Debt (net of debt issuance costs of $13,012 and $5,447)	$1,830,810	$1,826,794
Interest and other debt expenses payable	8,758	13,369
Management fees payable	8,732	8,708
Incentive fees payable	10,882	13,041
Distribution payable	50,447	49,304
Unrealized depreciation on foreign currency forward contracts	581	726
Accrued expenses and other liabilities	5,386	9,052
Total liabilities	$1,915,596	$1,920,994
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 112,103,346 and 109,563,525 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	112	110
Paid-in capital in excess of par	1,865,489	1,827,715
Distributable earnings (loss)	(232,574)	(224,579)
Allocated income tax expense	(1,421)	(1,421)
Total net assets	$1,631,606	$1,601,825
Total liabilities and net assets	$3,547,202	$3,522,819
Net asset value per share	$14.55	$14.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$96,910	$98,130
Payment-in-kind income	12,646	7,717
Other income	857	882
From non-controlled affiliated investments:
Dividend income	412	107
Interest income	656	507
Payment-in-kind income	55	49
Other income	7	12
Total investment income	$111,543	$107,404
Expenses:
Interest and other debt expenses	$27,614	$27,264
Incentive fees	10,882	22,302
Management fees	8,732	8,921
Professional fees	1,110	878
Directors’ fees	207	207
Other general and administrative expenses	1,062	1,057
Total expenses	$49,607	$60,629
Fee waivers	$—	$(1,986)
Net expenses	$49,607	$58,643
Net investment income before taxes	$61,936	$48,761
Income tax expense, including excise tax	$1,076	$775
Net investment income after taxes	$60,860	$47,986
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(17,646)	$(36,261)
Non-controlled affiliated investments	658	—
Foreign currency and other transactions	186	200
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(2,095)	18,510
Non-controlled affiliated investments	(976)	(295)
Foreign currency forward contracts	145	(41)
Foreign currency translations and other transactions	1,350	(1,650)
Net realized and unrealized gains (losses)	$(18,378)	$(19,537)
(Provision) benefit for taxes on realized gain/loss on investments	$16	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(46)	(386)
Net increase (decrease) in net assets from operations	$42,452	$28,063
Weighted average shares outstanding	110,076,876	104,591,739
Basic and diluted net investment income per share	$0.55	$0.46
Basic and diluted earnings (loss) per share	$0.39	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net assets at beginning of period	$1,601,825	$1,502,394
Increase (decrease) in net assets from operations:
Net investment income	$60,860	$47,986
Net realized gain (loss)	(16,802)	(36,061)
Net change in unrealized appreciation (depreciation)	(1,576)	16,524
(Provision) benefit for taxes on realized gain/loss on investments	16	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(46)	(386)
Net increase (decrease) in net assets from operations	$42,452	$28,063
Distributions to stockholders from:
Distributable earnings	$(50,447)	$(49,258)
Total distributions to stockholders	$(50,447)	$(49,258)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$36,035	$97,556
Reinvestment of stockholder distributions	1,741	1,690
Net increase in net assets from capital transactions	$37,776	$99,246
Total increase (decrease) in net assets	$29,781	$78,051
Net assets at end of period	$1,631,606	$1,580,445
Distributions per share	$0.45	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase in net assets from operations:	$42,452	$28,063
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(138,966)	(43,021)
Payment-in-kind interest capitalized	(15,302)	(8,310)
Investments in affiliated money market fund, net	(499)	—
Proceeds from sales of investments and principal repayments	114,611	30,455
Net realized (gain) loss	16,988	36,261
Net change in unrealized (appreciation) depreciation on investments	3,071	(18,215)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(72)	30
Amortization of premium and accretion of discount, net	(6,188)	(5,856)
Amortization of deferred financing and debt issuance costs	1,787	1,536
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(421)
(Increase) decrease in interest and dividends receivable	320	1,984
(Increase) decrease in other assets	256	(601)
Increase (decrease) in interest and other debt expenses payable	(5,760)	(7,483)
Increase (decrease) in management fees payable	24	(142)
Increase (decrease) in incentive fees payable	(2,159)	20,316
Increase (decrease) in accrued expenses and other liabilities	(3,525)	(2,322)
Net cash provided by (used for) operating activities	$7,038	$32,274
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$36,566	$98,085
Offering costs paid	(194)	(28)
Distributions paid	(47,563)	(44,593)
Deferred financing and debt issuance costs paid	(7,400)	(115)
Borrowings on debt	502,582	68,937
Repayments of debt	(491,000)	(147,000)
Net cash provided by (used for) financing activities	$(7,009)	$(24,714)
Net increase (decrease) in cash	$29	$7,560
Effect of foreign exchange rate changes on cash and cash equivalents	(73)	11
Cash, beginning of period	52,363	39,602
Cash, end of period	$52,319	$47,173
Supplemental and non-cash activities
Interest expense paid	$30,934	$32,729
Accrued but unpaid excise tax expense	$1,778	$1,076
Accrued but unpaid distributions	$50,447	$49,258
Reinvestment of stockholder distributions	$1,741	$1,690
Exchange of investments	$59,464	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 206.87%
Canada - 7.61%
1st Lien/Senior Secured Debt - 5.15%
Trader Corporation	Automobiles	12.04%	C + 6.75%	12/21/29	CAD	314	$227	$232	(6) (7) (8)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.15%	C + 5.75%	11/01/30	CAD	7,971	5,639	5,825	(6) (7) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	1,941	(13)	(14)	(6) (7) (8) (9)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	1,294	(18)	(10)	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.06%	S + 5.75%	11/01/30		1,762	1,728	1,744	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	13.07%	S + 7.50%	09/01/26		3,593	3,593	3,359	(6) (8) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.92%	S + 6.50%	01/30/26		18,948	18,790	18,853	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		3,445	(26)	(17)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.92%	S + 6.50%	01/30/26		7,752	7,678	7,714	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		1,659	—	(8)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.93%	S + 6.50%	01/30/26		9,964	9,795	9,914	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.20%	S + 5.75%	11/06/26		9,124	9,056	9,055	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.75%	11/06/26		1,260	(6)	(9)	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.20%	S + 6.00%	11/06/26		5,728	5,647	5,685	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.68%	S + 6.25%	05/25/27		21,167	20,917	20,955	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(37)	(34)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.58%	S + 6.25%	11/23/28		880	862	858	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.25%	11/23/28		438	(2)	(11)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							83,830	84,091
1st Lien/Last-Out Unitranche (11) - 2.36%
Doxim, Inc.	Financial Services	13.43%	S + 8.00%	06/01/26		$5,110	$5,047	$5,020	(7) (8)
Doxim, Inc.	Financial Services	13.43%	S + 8.00%	06/01/26		3,829	3,785	3,762	(7) (8)
Doxim, Inc.	Financial Services	12.43%	S + 7.00%	06/01/26		6,580	6,504	6,334	(7) (8)
Doxim, Inc.	Financial Services	12.18%	S + 6.75%	06/01/26		24,438	24,159	23,460	(7) (8)
Total 1st Lien/Last-Out Unitranche							39,495	38,576
Unsecured Debt - 0.10%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28		$2,238	$2,015	$1,572	(6) (8) (10)
Total Unsecured Debt							2,015	1,572
Total Canada							$125,340	$124,239
Germany - 0.06%
1st Lien/Senior Secured Debt - 0.06%
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		$3,318	$800	$—	(6) (8) (10) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		3,917	3,603	901	(6) (8) (10) (12)
Total 1st Lien/Senior Secured Debt							4,403	901
Total Germany							$4,403	$901
Singapore - 0.00%
Unsecured Debt - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24		$1,266	$1,055	$—	(6) (8) (10) (12)
Total Unsecured Debt							1,055	—
Total Singapore							$1,055	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
United Kingdom - 2.62%
1st Lien/Senior Secured Debt - 2.62%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 1.00% PIK)	07/25/28	GBP	14,253	$16,922	$17,494	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 1.00% PIK)	07/25/28	GBP	11,993	7,126	7,238	(6) (7) (8) (9)
Bigchange Group Limited	Software	11.47%	SN + 6.00%	12/23/26	GBP	11,990	15,889	14,831	(6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	2,835	3,370	3,274	(6) (7) (8) (9)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(38)	(61)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							43,269	42,776
Total United Kingdom							$43,269	$42,776
United States - 196.58%
1st Lien/Senior Secured Debt - 186.01%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.06%	S + 6.75%	01/09/30		$970	$945	$960	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 6.75%	01/09/28		250	(5)	(3)	(7) (8) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	12.06%	S + 6.75%	01/09/30		741	727	733	(7) (8)
Thrasio, LLC	Broadline Retail		S + 7.00%	12/18/26		38,932	38,479	17,033	(7) (8) (13)
Thrasio, LLC	Broadline Retail	13.44%	S + 8.11%	07/01/24		2,140	2,105	2,140	(7) (8)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.31%	S + 4.00%	10/02/28		52,917	52,917	50,800	(7) (8)
Elemica Parent, Inc.	Chemicals	10.96%	S + 5.50%	09/18/25		930	915	911	(7) (8)
Elemica Parent, Inc.	Chemicals	10.98%	S + 5.50%	09/18/25		6,858	6,672	6,721	(7) (8)
Elemica Parent, Inc.	Chemicals	10.98%	S + 5.50%	09/18/25		1,345	1,318	1,318	(7) (8)
Elemica Parent, Inc.	Chemicals	10.97%	S + 5.50%	09/18/25		1,463	1,447	1,433	(7) (8)
Elemica Parent, Inc.	Chemicals	10.98%	S + 5.50%	09/18/25		548	542	537	(7) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29		835	(16)	(17)	(7) (8) (9)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.06%	S + 5.75%	11/15/30		5,013	4,916	4,912	(7) (8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.48%	S + 6.00%	12/16/26		13,080	12,971	12,557	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.48%	S + 6.00%	12/16/26		1,992	1,940	1,913	(8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		4,189	—	—	(7) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		541	—	—	(7) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		270	—	—	(7) (9)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.93%	S + 4.50%	06/30/25		6,207	6,194	4,428
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.57%	S + 5.25%	02/07/31		9,522	9,335	9,332	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		4,213	(41)	(42)	(7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		1,264	(25)	(25)	(7) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29		3,980	3,888	3,940	(7) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29		600	(7)	(6)	(7) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.93%	S + 6.50%	08/01/29		400	151	156	(7) (8) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	11.08%	S + 5.75%	06/30/27		19,111	18,923	18,920	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.08%	S + 5.75%	06/30/27		10,704	10,651	10,650	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,541	(40)	(23)	(7) (8) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.31%	S + 6.00%	10/31/29		12,139	11,880	11,896	(7) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29		1,902	(40)	(38)	(7) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/30		1,383	—	—	(7) (9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31		3,689	—	—	(7) (9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	03/19/31		10,028	—	—	(7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.07%	S + 5.50%	06/29/27		32,169	31,877	31,686	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	$944	$(8)	$(14)	(7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.43%	S + 6.13%	08/31/27	940	915	940	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26	122	(1)	—	(7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.43%	S + 6.13%	08/31/27	31,082	30,669	31,082	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.43%	S + 6.13%	08/31/27	4,007	3,925	4,007	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/27	952	(9)	—	(7) (8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.30%	S + 6.00%	10/04/30	4,478	4,371	4,410	(7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(12)	(8)	(7) (8) (9)
A Place For Mom, Inc.	Diversified Consumer Services	9.94%	S + 4.50%	02/10/26	7,211	7,200	6,346	(8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.00%	10/19/27	4,399	(53)	—	(7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	11.41%	S + 6.00%	10/19/27	10,998	7,573	7,698	(7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	11.41%	S + 6.00%	10/19/27	43,991	43,410	43,991	(7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	1,687	(43)	(270)	(7) (8) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.31%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	27,208	26,371	22,854	(7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	12.18%	S + 6.75%	11/01/28	902	880	898	(7) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	12.18%	S + 6.75%	11/01/28	86	7	8	(7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,363	(22)	(53)	(7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.33%	S + 6.00%	12/15/26	7,725	7,638	7,551	(7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.31%	S + 6.00%	12/15/26	18,745	18,573	18,324	(7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.31%	S + 6.00%	12/15/26	14,661	14,577	14,331	(7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	10,611	10,461	10,531	(7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	7,400	3,802	3,829	(7) (8) (9) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	1,900	165	176	(7) (8) (9) (10)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	214	209	212	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.21%	S + 6.75%	07/25/28	33	32	33	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.68%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	4,155	4,024	4,114	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	13.69%	S + 7.88% (Incl. 0.38% PIK)	08/14/28	714	106	112	(7) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.88% (Incl. 0.38% PIK)	08/14/28	119	(4)	(1)	(7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	17,125	16,891	16,954	(7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	2,340	2,135	2,141	(7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	5,749	5,667	5,691	(7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	5,712	5,634	5,655	(7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.47%	S + 6.00%	12/21/27	2,684	2,284	2,317	(7) (8) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	14.46%	S + 9.00%	04/12/26	2,361	2,361	2,337	(8) (10)
Checkmate Finance Merger Sub, LLC	Entertainment	11.90%	S + 6.50%	12/31/27	30,787	30,361	30,325	(7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	3,140	(40)	(47)	(7) (8) (9)
Picture Head Midco LLC	Entertainment	12.82%	S + 7.25% (Incl. 0.50% PIK)	12/31/24	44,856	44,578	43,062	(7) (8) (14)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,805	(21)	(21)	(7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.81%	S + 5.50%	05/08/28	21,441	21,278	21,280	(7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	935	(7)	(7)	(7) (9)
Aria Systems, Inc.	Financial Services	13.44%	S + 8.00%	06/30/26	26,828	26,585	26,292	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.44%	S + 6.00%	01/25/28	962	950	895	(7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.44%	S + 6.00%	01/25/28	38	25	23	(7) (8) (9)
Computer Services, Inc.	Financial Services	10.59%	S + 5.25%	11/15/29	990	945	980	(7) (8)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(72)	(148)	(7) (8) (9)
Computer Services, Inc.	Financial Services	10.59%	S + 5.25%	11/15/29	10,227	10,127	10,125	(7) (8)
Coretrust Purchasing Group LLC	Financial Services	11.83%	S + 6.50%	10/01/29	765	745	765	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 6.50%	10/01/29	113	(3)	—	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Coretrust Purchasing Group LLC	Financial Services		S + 6.50%	10/01/29	$113	$(1)	$—	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,952	(56)	(20)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	34,889	33,725	34,540	(7) (8)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	10,979	6,625	6,781	(7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	4,880	1,260	1,300	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	25,712	(189)	(257)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 7.00%	11/27/29	6,428	(47)	(64)	(7) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.00%	05/25/28	5,600	(14)	(42)	(7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.00%	05/25/28	2,382	(16)	(18)	(7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.30%	S + 5.00%	05/25/28	24,251	24,028	24,069	(7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	21,365	21,043	20,083	(7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	5,384	4,593	4,350	(7) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	2,718	2,680	2,555	(7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,875	(18)	(19)	(7) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.58%	S + 5.25%	02/24/31	13,125	12,995	12,994	(7)
StarCompliance Intermediate, LLC	Financial Services	11.65%	S + 6.25%	01/12/27	15,600	15,434	15,444	(7) (8)
StarCompliance Intermediate, LLC	Financial Services	11.65%	S + 6.25%	01/12/27	2,500	1,701	1,700	(7) (8) (9)
StarCompliance Intermediate, LLC	Financial Services	11.65%	S + 6.25%	01/12/27	2,514	2,484	2,489	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	2,269	2,227	2,195	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	10,236	10,041	9,903	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	4,412	4,368	4,269	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	4,816	4,782	4,660	(7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.48%	S + 6.00%	12/06/25	5,611	5,548	5,471	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.73%	S + 5.50%	06/21/25	4,094	997	962	(7) (8) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.95%	S + 5.50%	06/21/25	21,421	21,057	21,099	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.95%	S + 5.50%	06/21/25	1,623	1,616	1,598	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.82%	S + 5.50%	06/21/25	5,146	5,074	5,068	(7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.58%	S + 6.25%	07/02/25	30,739	30,093	30,739	(7)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	3,426	(51)	(51)	(7) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	4,568	(34)	(34)	(7) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.81%	S + 5.50%	02/28/31	24,551	24,186	24,182	(7)
Argos Health Holdings, Inc	Health Care Providers & Services	11.07%	S + 5.75%	12/03/27	21,505	21,216	20,752	(7) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	12.70%	S + 7.25%PIK	05/31/26	2,932	2,877	2,866	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%PIK	05/31/26	1,037	775	864	(8) (13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.00%	05/31/26	$415	$—	$—	(8) (9)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.47%	S + 6.50%	10/01/26	788	770	772	(7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	180	(1)	(4)	(7) (8) (9)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.07%	S + 6.50%	10/01/26	17,610	17,416	17,258	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	3,350	3,332	3,049	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	19,305	19,223	17,568	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	1,979	1,974	1,801	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	14,644	14,413	14,497	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	4,445	4,371	4,401	(7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	2,120	715	721	(7) (8) (9)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28	11,162	(124)	(112)	(7) (8) (9)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.08%	S + 5.75%	05/11/28	3,087	3,016	3,056	(7) (8)
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates)	Health Care Providers & Services	8.58%	S + 3.25%	03/31/25	3,350	3,350	3,350	(8)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	376	373	316	(7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	22,462	22,263	18,868	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.16%	S + 5.75%	08/28/28	2,224	2,194	2,157	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.16%	S + 5.75%	08/26/27	1,711	1,690	1,659	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.16%	S + 5.75%	08/28/28	21,128	20,833	20,494	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.18%	S + 6.75%	06/13/28	2,791	2,718	2,722	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	1,875	(48)	(47)	(7) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(8)	(8)	(7) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.21%	S + 5.75%	10/15/27	15,055	14,845	15,018	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.21%	S + 5.75%	10/15/27	23,809	23,497	23,749	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	13.25%	P + 4.75%	10/15/27	2,802	317	343	(7) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.46%	S + 6.00%	10/15/27	9,949	5,804	5,901	(7) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	89	—	6	(7) (8) (9) (10) (14)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.43%	S + 7.00%	03/18/27	723	708	708	(7) (8) (10)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.50%	P + 4.50%	12/15/27	2,217	379	384	(7) (8) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.95%	S + 5.50%	12/15/27	10,115	9,978	10,014	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	$9,191	$9,118	$8,640	(7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	22,356	22,176	21,014	(7) (8)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25	3,610	3,582	3,393	(7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	6,548	6,479	6,156	(7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	11,934	11,820	11,218	(7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services		S + 5.50%	08/05/27	3,052	(35)	(153)	(7) (8) (9)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.83%	S + 5.50%	08/05/28	9,983	9,834	9,484	(7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.83%	S + 5.50%	08/05/28	18,400	18,146	17,480	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	27,248	26,883	24,796	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	7,529	7,499	6,852	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	6,016	5,992	5,475	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	1,631	1,625	1,484	(7) (8)
Purfoods, LLC	Health Care Providers & Services	11.71%	S + 6.25%	08/12/26	579	566	576	(7) (8)
Purfoods, LLC	Health Care Providers & Services	11.72%	S + 6.25%	08/12/26	391	387	389	(7) (8)
SpendMend, LLC	Health Care Providers & Services	10.95%	S + 5.50%	03/01/28	626	618	620	(7) (8)
SpendMend, LLC	Health Care Providers & Services	10.97%	S + 5.50%	03/01/28	83	32	32	(7) (8) (9)
SpendMend, LLC	Health Care Providers & Services	10.96%	S + 5.50%	03/01/28	276	125	124	(7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	25,721	25,195	25,207	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.72%	S + 6.25%	08/15/25	4,565	1,551	1,506	(7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	7,798	7,730	7,642	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.74%	S + 6.25%	08/15/25	2,109	2,088	2,067	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	4,630	4,593	4,537	(7) (8)
Total Vision LLC	Health Care Providers & Services	11.56%	S + 6.00%	07/15/26	4,943	4,892	4,820	(7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(12)	(32)	(7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.57%	S + 6.00%	07/15/26	2,460	2,435	2,399	(7) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	10,331	9,575	9,449	(7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	16,801	16,602	16,381	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	7,431	7,349	7,208	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	3,023	2,032	1,971	(7) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	21,377	21,157	20,736	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	9,586	9,487	9,299	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Businessolver.com, Inc.	Health Care Technology	10.91%	S + 5.50%	12/01/27	$18,296	$18,173	$18,113	(7) (8)
Businessolver.com, Inc.	Health Care Technology	10.91%	S + 5.50%	12/01/27	2,722	644	626	(7) (8) (9)
ESO Solutions, Inc	Health Care Technology	12.35%	S + 7.00%	05/03/27	39,908	39,437	39,508	(7) (8)
ESO Solutions, Inc	Health Care Technology	12.35%	S + 7.00%	05/03/27	3,620	2,133	2,136	(7) (8) (9)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	81	—	(2)	(7) (8) (9)
Experity, Inc.	Health Care Technology	11.15%	S + 5.75%	02/24/28	901	898	874	(7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26	1,880	(16)	(56)	(7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.71%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	15,358	15,223	14,897	(7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.71%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,695	2,679	2,614	(7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.71%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	1,004	997	974	(7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 5.75%	04/09/26	3,800	(36)	(29)	(7) (8) (9)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	3,414	3,414	3,388	(7) (8)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	36,636	36,268	36,361	(7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.36%	S + 6.00%	05/11/29	12,337	12,141	11,967	(7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.38%	S + 6.00%	05/11/29	2,975	1,201	1,146	(7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	11.31%	S + 6.00%	05/11/28	1,490	218	194	(7) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	218	142	148	(7) (8) (10) (13)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	24,090	23,713	24,030	(7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.10%	S + 7.50%	07/18/28	1,815	518	540	(7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.94%	S + 7.50%	07/18/28	8,063	6,499	6,479	(7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	2,255	2,237	2,249	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 6.25%	06/30/25	7,824	(57)	(98)	(7) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	11.62%	S + 6.25%	06/30/25	56,720	55,804	56,011	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.66%	S + 6.25%	06/30/25	905	900	893	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.66%	S + 6.25%	06/30/25	905	900	893	(7) (8)
WebPT, Inc.	Health Care Technology	12.17%	S + 6.75%	01/18/28	2,617	1,327	1,320	(7) (8) (9)
WebPT, Inc.	Health Care Technology	12.19%	S + 6.75%	01/18/28	25,126	23,914	24,623	(7) (8)
WebPT, Inc.	Health Care Technology	12.18%	S + 6.75%	01/18/28	5,534	5,475	5,423	(7) (8)
WebPT, Inc.	Health Care Technology	12.12%	S + 6.75%	01/18/28	2,617	2,182	2,156	(7) (8) (9)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	50,230	49,269	30,515	(7) (8) (13)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,500	7,332	4,556	(7) (8) (13)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.18%	S + 5.75%	07/09/25	56,073	54,709	55,792	(7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.18%	S + 5.75%	07/09/25	4,688	3,088	3,129	(7) (8) (9)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.19%	S + 8.75%	09/21/26	38,385	37,682	33,203	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,685	(45)	(74)	(7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.81%	S + 6.50%	08/11/27	35,122	34,664	34,420	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.81%	S + 6.50%	08/11/27	6,700	6,700	6,566	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.81%	S + 6.50%	08/11/27	4,269	2,517	2,432	(7) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(6)	(1)	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	$531	$526	$530	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	554	549	552	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	2,116	2,096	2,110	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	5,416	5,366	5,403	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.63%	S + 6.25%	04/15/27	2,956	488	508	(7) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.70%	S + 6.25%	04/15/27	2,941	2,914	2,934	(7) (8)
Sunstar Insurance Group, LLC	Insurance	11.45%	S + 6.00%	10/09/26	3,983	3,951	3,944	(7) (8)
Sunstar Insurance Group, LLC	Insurance	11.43%	S + 6.00%	10/09/26	374	145	146	(7) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.45%	S + 6.00%	10/09/26	334	331	331	(7) (8)
Sunstar Insurance Group, LLC	Insurance	11.45%	S + 6.00%	10/09/26	20,285	20,167	20,082	(7) (8)
Sunstar Insurance Group, LLC	Insurance	11.31%	S + 6.00%	10/09/26	4,725	1,469	1,480	(7) (8) (9)
Lithium Technologies, Inc.	Interactive Media & Services	14.32%	S + 9.00% (Incl. 4.50% PIK)	01/03/25	94,755	94,636	87,649	(7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.71%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	33,431	32,863	30,088	(7) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.71%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,217	1,201	1,095	(7) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.72%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	2,422	2,358	2,180	(7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.32%	S + 6.00%	10/02/29	3,403	3,339	3,344	(7) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	882	(8)	(15)	(7) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	706	(13)	(12)	(7) (8) (9)
Kaseya Inc.	IT Services	11.31%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	18,777	18,555	18,777	(7) (8)
Kaseya Inc.	IT Services	13.31%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	1,101	61	68	(7) (8) (9)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	1,103	265	278	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.94%	S + 5.50%	01/20/27	21,502	21,271	21,394	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,600	(25)	(13)	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.94%	S + 5.50%	01/20/27	3,998	569	578	(7) (8) (9)
WSO2, Inc.	IT Services	12.94%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	33,388	33,035	33,054	(7) (8)
Xactly Corporation	IT Services	12.69%	S + 7.25%	07/31/25	62,025	61,500	61,715	(7) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	3,874	(27)	(19)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	538	(6)	(8)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	269	(6)	(4)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	4,173	4,075	4,110	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.58%	S + 6.25%	08/31/28	749	436	447	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.59%	S + 6.25%	09/03/30	9,228	8,989	9,136	(7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.85%	S + 7.25%	12/16/27	16,053	15,793	14,126	(7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.82%	S + 7.25%	06/16/27	2,200	193	(37)	(7) (8) (9)
Amspec Parent, LLC	Professional Services	11.05%	S + 5.75%	12/05/30	3,523	3,438	3,488	(7) (8)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	508	(6)	(5)	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29		$476	$(11)	$(5)	(7) (8) (9)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26		25,952	25,381	25,952	(7) (8)
Bullhorn, Inc.	Professional Services		S + 5.50%	09/30/26		1,344	(9)	—	(7) (8) (9)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26		1,201	1,192	1,201	(7) (8)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26		429	420	429	(7) (8)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26		538	526	538	(7) (8)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26		4,622	4,609	4,622	(7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.75%	05/18/29		28,000	(279)	(560)	(7) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.75%	05/18/29		4,753	(141)	(95)	(7) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.90%	S + 6.75%	05/18/29		45,389	43,403	44,481	(7) (8)
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25		24,040	23,647	23,980	(7) (8)
Diligent Corporation	Professional Services	10.14%	E + 6.25%	08/04/25	EUR	37,192	42,808	40,025	(7) (8)
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25		3,100	1,344	1,356	(7) (8) (9)
iCIMS, Inc.	Professional Services	12.05%	S + 6.75%	08/18/28		4,199	227	155	(7) (8) (9)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		46,322	45,733	44,932	(7) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28		8,923	—	(268)	(7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.16%	S + 5.75%	11/30/27		16,865	16,638	16,696	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.19%	S + 5.75%	11/30/27		17,142	16,902	16,971	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27		2,992	87	95	(7) (8) (9)
Pluralsight, Inc	Professional Services	13.47%	S + 8.00%	04/06/27		75,915	75,025	66,805	(7) (8)
Pluralsight, Inc	Professional Services	13.47%	S + 8.00%	04/06/27		5,100	5,045	4,488	(7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	15.48%	S + 10.00% (Incl. 3.50% PIK)	10/22/27		10,793	10,736	10,254	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	15.48%	S + 10.00% (Incl. 3.50% PIK)	10/22/27		35,187	34,888	33,428	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	15.48%	S + 10.00% (Incl. 3.50% PIK)	10/22/27		11,385	11,322	10,816	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.90%	S + 5.50%	02/10/27		22,920	22,380	22,748
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27		1,612	(19)	(12)	(9)
MRI Software LLC	Real Estate Mgmt. & Development	10.90%	S + 5.50%	02/10/27		6,453	6,434	6,404
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27		7,987	—	(80)	(7) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.84%	S + 6.50%	07/01/27		76,666	76,666	75,899	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27		16,017	15,794	15,416	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.40%	S + 6.25%	03/10/27		1,220	1,082	1,052	(7) (8) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27		1,676	1,665	1,613	(7) (8)
Acquia, Inc.	Software	12.45%	S + 7.00%	10/31/25		3,268	1,051	1,036	(7) (8) (9)
Acquia, Inc.	Software	12.74%	S + 7.00%	10/31/25		42,164	41,374	41,532	(7) (8)
Acquia, Inc.	Software	12.48%	S + 7.00%	10/31/25		10,554	10,368	10,396	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.84%	S + 7.00%	07/01/26		4,570	1,786	1,645	(7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.61%	S + 8.00%	07/01/26		2,339	2,339	2,292	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.58%	S + 7.00%	07/01/26		39,210	38,798	37,642	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	07/01/26		6,600	6,600	6,468	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	07/01/26		$12,500	$7,405	$7,155	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.81%	S + 6.50%	07/01/30		2,934	2,866	2,920	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 6.50%	07/01/30		487	(8)	(2)	(7) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.80%	S + 6.50%	07/01/30		192	190	191	(7) (8)
CivicPlus LLC	Software	11.99%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		6,530	6,440	6,448	(7) (8)
CivicPlus LLC	Software		S + 6.50% (Incl. 2.50% PIK)	08/24/27		1,217	(16)	(15)	(7) (8) (9)
CivicPlus LLC	Software	11.99%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		3,068	3,023	3,030	(7) (8)
CivicPlus LLC	Software	11.99%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		6,475	6,387	6,394	(7) (8)
CloudBees, Inc.	Software	12.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		12,674	12,195	12,674	(7) (8)
CloudBees, Inc.	Software	12.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		29,658	28,595	29,658	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	12.06%	S + 6.75%	11/08/30		3,482	3,398	3,395	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(9)	(9)	(7) (8) (9)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27		5,532	2,743	2,713	(7) (8) (9)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27		51,766	51,318	50,990	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 3.50%	01/17/31		1,645	(16)	(16)	(7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.78%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		11,620	11,507	11,504	(7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		1,736	(10)	(17)	(7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28		1,757	1,740	1,748	(7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28		41,539	41,464	41,332	(7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27		4,710	(7)	(24)	(7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28		12,952	(11)	(65)	(7) (8) (9)
NAVEX TopCo, Inc.	Software	11.07%	S + 5.75%	11/08/30		9,190	9,013	9,167
NAVEX TopCo, Inc.	Software		S + 5.75%	11/09/28		810	(15)	(2)	(9)
Ncontracts, LLC	Software	11.80%	S + 6.50%	12/11/29		10,689	10,430	10,529	(7) (8)
Ncontracts, LLC	Software	11.82%	S + 6.50%	12/11/29		987	76	84	(7) (8) (9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29		987	(12)	(15)	(7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		4,201	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		4,444	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		19,070	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		SN + 5.00%	05/03/29	GBP	2,150	—	—	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		N + 5.00%	05/03/29	NOK	47,123	—	—	(6) (7) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28		1,047	327	333	(7) (8) (9)
Onyx CenterSource, Inc.	Software	12.25%	S + 6.75%	12/15/28		13,919	13,619	13,710	(7) (8)
Pioneer Buyer I, LLC	Software	12.31%	S + 7.00% PIK	11/01/28		30,524	30,194	30,448	(7) (8)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27		4,300	(52)	(11)	(7) (8) (9)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28		34,387	34,076	34,387	(7) (8)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28		4,806	1,595	1,638	(7) (8) (9)
Singlewire Software, LLC	Software	11.31%	S + 6.00%	05/10/29		800	779	792	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Singlewire Software, LLC	Software		S + 6.00%	05/10/29	129	(3)	(1)	(7) (8) (9)
Smarsh, Inc.	Software	11.06%	S + 5.75%	02/16/29	6,667	3,295	3,267	(8) (9)
Smarsh, Inc.	Software	11.08%	S + 5.75%	02/16/29	1,667	655	650	(8) (9)
Smarsh, Inc.	Software	11.06%	S + 5.75%	02/16/29	26,667	26,463	26,400	(8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.67%	S + 6.25%	07/02/27	12,313	12,166	12,128	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.66%	S + 6.25%	07/02/27	4,925	2,419	2,389	(7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.67%	S + 6.25%	07/02/27	41,043	40,655	40,427	(7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	23,393	23,043	23,160	(7) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	1,894	(12)	(19)	(7) (8) (9)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	3,299	3,274	3,266	(7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,425	2,404	2,401	(7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.84%	S + 6.50%	07/01/27	6,247	6,124	6,184	(7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/29	5,964	—	—	(7) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	25,560	—	—	(7) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	46,860	—	—	(7) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.57%	S + 6.25%	09/29/27	5,736	5,685	5,679	(7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	13,042	3,745	3,625	(7) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	16,556	16,163	16,142	(7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	22,502	22,339	22,390	(7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	1,935	1,921	1,926	(7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	1,383	1,373	1,376	(7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	1,999	1,984	1,989	(7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.31%	S + 5.00%	04/02/25	50,650	49,967	50,397	(7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure		S + 5.00%	04/02/25	4,400	(22)	(22)	(7) (8) (9)
Total 1st Lien/Senior Secured Debt						3,130,315	3,034,896
1st Lien/Last-Out Unitranche (11) - 7.35%
Doxim, Inc.	Financial Services	11.83%	S + 6.40%	06/01/26	$22,863	$22,409	$21,891	(7) (8)
Doxim, Inc.	Financial Services	11.83%	S + 6.40%	06/01/26	38,967	38,299	37,311	(7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.08%	S + 6.75%	07/07/28	19,504	19,100	19,114	(7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.08%	S + 6.75%	07/07/28	7,591	4,039	3,887	(7) (8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	6,255	6,196	6,193	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.58%	S + 6.25%	12/07/28	3,745	917	915	(7) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.86%	S + 6.55%	12/06/28	10,000	8,223	8,218	(7) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	6,150	6,090	6,088	(7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.93%	S + 6.61%	12/22/28	3,850	113	112	(7) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	5,573	96	94	(7) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.15%	S + 6.83%	02/01/29	9,428	9,335	9,333	(7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	3,111	3,074	3,080	(7) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services		S + 7.00%	08/24/28	1,889	(22)	(19)	(7) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.35%	S + 4.00%	08/31/28	5,000	3,707	3,721	(7) (8) (9)
Total 1st Lien/Last-Out Unitranche						121,576	119,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt - 2.06%
MPI Engineered Technologies, LLC	Automobile Components	12.00%	12.00% PIK	07/15/25	$18,836	$17,080	$16,953	(8)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(8) (12)
Wine.com, LLC	Beverages	17.53%	S + 12.00% PIK	04/03/27	9,986	10,618	10,585	(7) (8) (14)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(7) (8) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,883	(7) (8) (13)
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	5,621	4,215	4,215	(7) (8) (12)
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	16,360	—	—	(7) (8) (12)
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	10,656	9,031	—	(8) (10) (13)
Total 2nd Lien/Senior Secured Debt						50,658	33,636
Unsecured Debt - 1.16%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$13,686	$—	$—	(7) (8) (13)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	7,894	3,019	343	(7) (8) (13)
Wine.com, Inc.	Beverages	20.53%	S + 15.00% PIK	04/03/27	10,314	14,900	10,288	(7) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00%PIK	05/31/26	1,061	82	276	(8) (13)
CivicPlus LLC	Software	17.00%	S + 11.75%	06/09/34	8,278	8,105	8,071	(7) (8)
Total Unsecured Debt						26,106	18,978
Total United States						$3,328,655	$3,207,448
Total Debt Investments						$3,502,722	$3,375,364

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)		Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 3.97%
Canada - 0.01%
Common Stock - 0.01%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels				3,579,988	$9,237	$198	(6) (12)
Total Common Stock						9,237	198
Total Canada						$9,237	$198
Germany - 0.00%
Common Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16		1,399,556	$—	$—	(6) (8) (10) (12)
Total Common Stock						—	—
Preferred Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering		10/25/16		88,695	$778	$—	(6) (8) (10) (13)
Total Preferred Stock						778	—
Total Germany						$778	$—
Singapore - 0.00%
Common Stock - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21		3,126,780	$5,300	$—	(6) (8) (10) (12)
Total Common Stock						5,300	—
Total Singapore						$5,300	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)	Shares(4)	Cost	Fair Value	Footnotes
United States - 3.96%
Common Stock - 1.61%
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	$5,238	$5,396	(7) (8) (10) (12)
ATX Parent Holdings, LLC - Class A Units	Communications Equipment		09/01/21	332	167	594	(6) (8) (10) (12)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	21	(7) (8) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(8) (10) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(8) (10) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	2,056	(7) (8) (10) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,558	(7) (8) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	7,351	(8) (10) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(7) (8) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	731,038	—	—	(8) (10) (12)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(8) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	1,930	(7) (8) (12)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(7) (8) (10) (12)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,407	4,030	(7) (8) (12)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	2,933	2,367	(7) (8) (12)
Total Common Stock					39,217	26,303
Preferred Stock - 2.33%
Wine.com, LLC	Beverages		03/03/21	124,040	$3,067	$—	(7) (8) (12)
Wine.com, LLC	Beverages		11/14/18	535,226	8,225	—	(7) (8) (12)
Foundation Software	Construction & Engineering		08/31/20	22	21	30	(7) (8) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	354,698	124	124	(8) (10) (12)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	—	—	—	(7) (8) (10) (12) (16)
WSO2, Inc.	IT Services		11/04/21	561,918	8,876	8,876	(7) (8) (12)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	15,819	(7) (8) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	13,153	(7) (8) (12)
Total Preferred Stock					43,544	38,002
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	$—	$—	(7) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(7) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(7) (8) (12)
CloudBees, Inc.	Software		11/24/21	333,980	1,849	247	(7) (8) (12)
Total Warrants					1,849	247
Total United States					$84,610	$64,552
Total Equity Securities					$99,925	$64,750
Total Investments - 210.84%					$3,602,647	$3,440,114
Investments in Affiliated Money Market Fund - 0.03%
Goldman Sachs Financial Square Government Fund - Institutional Shares				498,803	$499	$499	(17) (18)
Total Investments in Affiliated Money Market Fund					499	499
Total Investments and Investments in Affiliated Money Market Fund - 210.87%					$3,603,146	$3,440,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2024, 3 month E was 3.89%, 1 month S was 5.33%, 3 month S was 5.30%, 6 month S was 5.22%, 3 month SN was 5.19%, 1 month C was 5.29%, 3 month C was 5.30%, 3 month N was 4.73% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("EUR"), Great British Pound (“GBP”), Norwegian Krone ("NOK") or Canadian dollar ("CAD").
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, the aggregate fair value of these securities is $184,630 or 5.20% of the Company’s total assets.
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
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $64,552 or 3.96% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Share amount rounds to less than 1.
(17)
The annualized seven-day yield as of March 31, 2024 is 5.21%.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 1,440	GBP 1,322	10/04/24	$(230)
Bank of America, N.A.	USD 3,648	Euro 3,606	10/04/24	(273)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	(78)
				$(581)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Sunstar Insurance Group, LLC	Insurance	12.27%	S + 6.00%	10/09/26		$374	$120	$119	(7) (8) (9)
Lithium Technologies, Inc.	Interactive Media & Services	14.39%	S + 9.00% (Incl. 4.50% PIK)	01/03/25		93,655	93,497	88,036	(7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.95%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		32,661	31,877	31,028	(7) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.82%	S + 9.25% (incl. 3.50% PIK)	06/15/26		2,365	2,296	2,247	(7) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.92%	S + 9.25% (Incl. 3.50% PIK)	06/15/26		1,189	1,166	1,129	(7) (8) (14)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.38%	S + 6.00%	10/02/29		3,412	3,346	3,344	(7)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29		882	(8)	(9)	(7) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29		706	(14)	(14)	(7) (9)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29		18,658	18,427	18,472	(7) (8)
Kaseya Inc.	IT Services	10.86%	S + 6.00% (Incl. 2.50% PIK)	06/25/29		1,103	265	267	(7) (8) (9)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29		1,101	61	57	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.99%	S + 5.50%	01/20/27		21,557	21,308	21,234	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		2,600	(27)	(39)	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		4,000	(25)	(60)	(7) (8) (9)
WSO2, Inc.	IT Services	12.97%	S + 7.50% (Incl. 3.00% PIK)	11/04/26		33,130	32,749	32,799	(7) (8)
Xactly Corporation	IT Services	12.74%	S + 7.25%	07/31/25		62,025	61,410	61,095	(7) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25		3,874	(32)	(58)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	12.11%	S + 6.75%	07/18/28		4,183	4,083	4,099	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28		269	(6)	(5)	(7) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28		538	(6)	(11)	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.64%	S + 6.25%	09/03/30		9,251	9,005	9,066	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28		749	(19)	(15)	(7) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.90%	S + 7.25% (Incl. 6.25% PIK)	12/16/27		15,584	15,310	14,026	(7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.88%	S + 7.25% (Incl. 6.25% PIK)	06/16/27		2,219	843	658	(7) (8) (9)
Amspec Parent, LLC	Professional Services	11.10%	S + 5.75%	12/05/30		3,523	3,436	3,435	(7)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30		508	(6)	(6)	(7) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29		476	(12)	(12)	(7) (9)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26		26,020	25,398	25,890	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26		4,634	4,620	4,610	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26		1,204	1,194	1,198	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26		540	527	537	(7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26		430	420	428	(7) (8)
Bullhorn, Inc.	Professional Services		S + 5.50%	09/30/26		1,344	(10)	(7)	(7) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.13%	S + 6.75%	05/18/29		45,505	44,034	44,595	(7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.13%	S + 6.75%	05/18/29		4,753	1,578	1,568	(7) (8) (9)
Diligent Corporation	Professional Services	10.20%	E + 6.25%	08/04/25	EUR	37,289	42,808	41,062	(7) (8)
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25		24,102	23,641	24,042	(7) (8)
Diligent Corporation	Professional Services	11.76%	S + 6.25%	08/04/25		3,100	1,650	1,666	(7) (8) (9)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		45,867	45,245	44,377	(7) (8)
iCIMS, Inc.	Professional Services	12.10%	S + 6.75%	08/18/28		4,199	644	565	(7) (8) (9)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28		9,377	—	(305)	(7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.24%	S + 5.75%	11/30/27		17,186	16,932	16,842	(7) (8)

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
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either E, S, SN, C or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2023, 3 month E was 3.91%, 1 month S was 5.35%, 3 month S was 5.33%, 6 month S was 5.16%, 3 month SN was 5.19%, 1 month C was 5.46%, 3 month C was 5.45% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, EUR, GBP, or CAD.
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
(15)
Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of December 31, 2023, the aggregate fair value of these securities is $68,051 or 4.25% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Prepayment premiums	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,136	$224

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three months ended March 31, 2024 and 2023 was $1,323 and $920. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 3.3% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in 10 portfolio companies on non-accrual status, which represented 3.8% and 2.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $52,319 and $52,363. Foreign currency of $3,779 and $3,586 (acquisition cost of $3,788 and $3,522) is included in cash as of March 31, 2024 and December 31, 2023.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2024 and 2023, the Company accrued excise taxes of $1,074 and $758. As of March 31, 2024, $1,778 of accrued excise taxes remained payable.

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

For the three months ended March 31, 2024 and 2023, Management Fees amounted to $8,732 and $8,921. As of March 31, 2024, $8,732 remained payable.

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

For the three months ended March 31, 2024 and 2023, Incentive Fees based on income amounted to $10,882 and $22,302, and the Investment Adviser has voluntarily agreed to waive $0 and $1,986 of such Incentive Fees for the three months ended March 31, 2024 and 2023. As of March 31, 2024, $10,882 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $512 and $514. As of March 31, 2024, $516 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $7 and $1. As of March 31, 2024, $4 remained payable.

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

Affiliates

GS Group Inc. owned 5.8% as of March 31, 2024 and 5.9% as of December 31, 2023 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$297,664	$(297,165)	$—	$—	$499	$327
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	118	(55)	—	(975)	5,525	185
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	—	—	587	9,688	87
Kawa Solar Holdings Limited	1,073	—	—	—	(172)	901	—
MedeAnalytics, Inc.	146	—	—	—	2	148	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	207	(27)	—	268	16,592	445
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	832	—	—	6	838	1
Total Non-Controlled Affiliates	$42,419	$298,821	$(301,335)	$658	$(976)	$39,587	$1,130
Total Affiliates	$42,419	$298,821	$(301,335)	$658	$(976)	$39,587	$1,130

For the Year Ended December 31, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$(22,366)	$22,366	$—	$—
Total Controlled Affiliates	$—	$—	$—	$(22,366)	$22,366	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$750,888	$(750,888)	$—	$—	$—	$638
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	235	(218)	—	(2,639)	6,437	731
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(804)	4,122	270
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	466	9,101	341
Kawa Solar Holdings Limited	1,283	—	—	—	(210)	1,073	—
MedeAnalytics, Inc.	—	142	—	—	4	146	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	3,909	(108)	—	651	16,144	1,462
Total Non-Controlled Affiliates	$40,991	$755,174	$(751,214)	$—	$(2,532)	$42,419	$3,442
Total Affiliates	$40,991	$755,174	$(751,214)	$(22,366)	$19,834	$42,419	$3,442

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were $0 and $206 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,261,817	$3,162,664	$3,209,938	$3,107,469
1st Lien/Last-Out Unitranche	161,071	158,514	148,067	144,743
2nd Lien/Senior Secured Debt	50,658	33,636	84,626	66,562
Unsecured Debt	29,176	20,550	27,930	27,314
Preferred Stock	44,322	38,002	44,198	37,296
Common Stock	53,754	26,501	57,183	30,701
Warrants	1,849	247	1,849	244
Total	$3,602,647	$3,440,114	$3,573,791	$3,414,329

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2024				December 31, 2023
Industry	Fair Value		Net Assets		Fair Value	Net Assets
Software	17.5%		36.9%		17.4%	37.1%
Health Care Providers & Services	12.4		26.1		12.4	26.4
Professional Services	9.6		20.3		9.9	21.1
Financial Services	9.3		19.6		9.7	20.8
Health Care Technology	8.5		17.9		8.4	18.0
Diversified Consumer Services	5.2		10.9		5.1	10.9
IT Services	5.0		10.6		5.0	10.6
Real Estate Mgmt. & Development	4.6		9.8		4.8	10.3
Interactive Media & Services	3.5		7.4		3.6	7.6
Health Care Equipment & Supplies	3.2		6.8		2.4	5.1
Commercial Services & Supplies	3.2		6.7		3.1	6.6
Chemicals	2.1		4.5		2.1	4.6
Entertainment	2.1		4.5		2.1	4.6
Hotels, Restaurants & Leisure	1.7		3.6		1.7	3.7
Transportation Infrastructure	1.5		3.1		1.5	3.1
Trading Companies & Distributors	1.4		2.9		1.4	3.0
Independent Power and Renewable Electricity Producers	1.4		2.9		1.4	2.9
Insurance	1.1		2.3		1.1	2.3
Wireless Telecommunication Services	1.1		2.3		0.7	1.6
Construction & Engineering	1.1		2.3		1.1	2.3
Household Products	1.0		2.0		1.0	2.1
Beverages	0.6		1.3		0.8	1.8
Broadline Retail	0.6		1.2		0.7	1.4
Automobile Components	0.5		1.0		0.4	0.9
Pharmaceuticals	0.4		0.9		0.4	0.9
Energy Equipment & Services	0.3		0.6		0.3	0.6
Media	0.3		0.6		0.3	0.6
Textiles, Apparel & Luxury Goods	0.2		0.4		0.4	0.8
Communications Equipment	0.2		0.3		0.2	0.4
Capital Markets	0.1		0.3		0.2	0.3
Consumer Staples Distribution & Retail	0.1		0.3		0.1	0.3
Leisure Products	0.1		0.3		0.1	0.3
Building Products	0.1		0.1		0.1	0.1
Aerospace & Defense	—		0.1		0.1	0.1
Automobiles(1)	—		—		—	—
Oil, Gas & Consumable Fuels(1)	—		—		—	—
Specialty Retail	—	(1)	—	(1)	—	—
Food Products(1)	—		—		—	—
Distributors(1)	—		—		—	—
Total	100.0%		210.8%		100.0%	213.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2024		December 31, 2023
United States	95.1%		95.1%
Canada	3.6		3.6
United Kingdom	1.3		1.2
Germany	—	(1)	0.1
Singapore (1)	—		—
Total	100.0%		100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,905,289	Discounted cash flows	Discount Rate	8.7% - 52.4%	12.4%
	$901	Collateral analysis	Recovery Rate	—	23.0%
	$52,252	Comparable multiples	EV/Revenue	0.4x - 2.8x	2.0x
1st Lien/Last-Out Unitranche	$149,087	Discounted cash flows	Discount Rate	8.7% - 12.9%	12.2%
2nd Lien/Senior Secured Debt	$27,538	Discounted cash flows	Discount Rate	17.5% - 20.5%	19.3%
	$6,098	Comparable multiples	EV/EBITDA(6)	8.6x - 9.5x	9.2x
Unsecured Debt	$19,123	Discounted cash flows	Discount Rate	17.3% - 20.8%	19.1%
	$276	Comparable multiples	EV/EBITDA(6)	—	7.5x
	$1,151	Comparable multiples	EV/Revenue	—	0.3x
Equity
Preferred Stock	$13,307	Comparable multiples	EV/EBITDA(6)	10.0x - 31.2x	31.0x
	$24,695	Comparable multiples	EV/Revenue	4.0x - 5.7x	4.6x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.6%
	$16,877	Comparable multiples	EV/EBITDA(6)	3.5x - 17.5x	9.0x
	$4,030	Comparable multiples	EV/Revenue	—	14.7x
Warrants	$247	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,744,907	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.6%
	$40,591	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$1,073	Collateral analysis	Recovery Rate	—	27.4%
	$58,157	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.8x
1st Lien/Last-Out Unitranche	$125,245	Discounted cash flows	Discount Rate	8.9% - 12.6%	12.3%
2nd Lien/Senior Secured Debt	$50,052	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.3%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	8.3x
	$14,809	Comparable multiples	EV/Revenue	—	0.3x
Unsecured Debt	$17,905	Discounted cash flows	Discount Rate	15.8% - 20.3%	18.7%
	$255	Comparable multiples	EV/EBITDA(6)	—	8.9x
	$9,154	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$12,846	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	31.1x
	$24,450	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$9,518	Discounted cash flows	Discount Rate	16.8% - 29.7%	24.9%
	$16,950	Comparable multiples	EV/EBITDA(6)	3.8x - 17.5x	9.2x
	$4,043	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$244	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of March 31, 2024, included within the fair value of Level 3 assets of $3,377,068 is an amount of $150,801 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,101,037 or 93.6% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$62,848	$3,099,816	$3,162,664	$—	$70,504	$3,036,965	$3,107,469
1st Lien/Last-Out Unitranche	—	—	158,514	158,514	—	—	144,743	144,743
2nd Lien/Senior Secured Debt	—	—	33,636	33,636	—	—	66,562	66,562
Unsecured Debt	—	—	20,550	20,550	—	—	27,314	27,314
Preferred Stock	—	—	38,002	38,002	—	—	37,296	37,296
Common Stock	198	—	26,303	26,501	190	—	30,511	30,701
Warrants	—	—	247	247	—	—	244	244
Affiliated Money Market Fund	499	—	—	499	—	—	—	—
Total Assets	$697	$62,848	$3,377,068	$3,440,613	$190	$70,504	$3,343,635	$3,414,329
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(581)	$—	$(581)	$—	$(726)	$—	$(726)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$3,036,965	$194,044	$(17,646)	$3,536	$(129,587)	$5,103	$35,222	$(27,821)	$3,099,816	$(7,715)
1st Lien/Last-Out Unitranche	144,743	12,908	—	767	(103)	199	—	—	158,514	767
2nd Lien/Senior Secured Debt	66,562	5,060	—	1,042	(40,129)	1,101	—	—	33,636	1,999
Unsecured Debt	27,314	1,596	—	(8,010)	—	(350)	—	—	20,550	(8,010)
Preferred Stock	37,296	124	—	582	—	—	—	—	38,002	582
Common Stock	30,511	—	658	(779)	(4,087)	—	—	—	26,303	(86)
Warrants	244	—	—	3	—	—	—	—	247	3
Total Assets	$3,343,635	$213,732	$(16,988)	$(2,859)	$(173,906)	$6,053	$35,222	$(27,821)	$3,377,068	$(12,460)
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$3,050,929	$49,657	$5	$(13,252)	$(30,037)	$4,541	$—	$(34,201)	$3,027,642	$(14,587)
1st Lien/Last-Out Unitranche	116,230	588	—	(1,336)	(103)	305	—	—	115,684	(1,336)
2nd Lien/Senior Secured Debt	89,573	491	(35,383)	32,575	—	233	—	—	87,489	(2,808)
Unsecured Debt	7,630	598	—	(78)	—	3	—	—	8,153	(78)
Preferred Stock	42,377	—	—	2,510	—	—	—	—	44,887	2,510
Common Stock	34,497	—	(883)	2,043	—	—	—	—	35,657	1,160
Warrants	611	—	—	(374)	—	—	—	—	237	(374)
Total Assets	$3,341,847	$51,334	$(36,261)	$22,088	$(30,140)	$5,082	$—	$(34,201)	$3,319,749	$(15,513)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2024	December 31, 2023
Revolving Credit Facility	3	$583,822	$972,241
2025 Notes	2	$353,988	$352,800
2026 Notes	2	$475,750	$476,450
2027 Notes	2	$403,920	$—

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 188% and 187%.

The Company’s outstanding debt was as follows:

	As of
	March 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$1,111,058	$583,822	$1,695,000	$724,081	$972,241
2025 Notes	360,000	—	358,803	360,000	—	358,459
2026 Notes	500,000	—	496,570	500,000	—	496,094
2027 Notes	400,000	—	391,615	—	—	—
Total Debt	$2,955,000	$1,111,058	$1,830,810	$2,555,000	$724,081	$1,826,794

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $503,674, in Euros of EUR 37,700, in GBP of GBP 26,000 and in CAD of CAD 9,020. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $890,674, in Euros of EUR 37,700, in GBP of GBP 26,000 and in CAD of CAD 9,020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 5.41% and the year ended December 31, 2023 was 5.31%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 was $1,864,904 and the year ended December 31, 2023 was $1,930,027.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2024, the Company was in compliance with these covenants.

Costs of $33,254 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, the unamortized deferred financing costs were $14,134 and $14,937.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$16,698	$18,244
Facility fees	743	514
Amortization of financing costs	803	723
Total	$18,244	$19,481
Weighted average interest rate	7.36%	6.45%
Average outstanding balance	$912,596	$1,147,001

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

The below table presents the components of the carrying value of the 2025 Notes:

	March 31, 2024	December 31, 2023
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	1,197	1,541
Carrying Value	$358,803	$358,459

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$3,375	$3,375
Amortization of debt issuance costs	344	341
Total	$3,719	$3,716

2026 Notes

On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of its 2.875% unsecured notes due 2026 (the "2026 Notes"). The 2026 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2026 Notes:

	March 31, 2024	December 31, 2023
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	3,430	3,906
Carrying Value	$496,570	$496,094

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$3,594	$3,595
Amortization of debt issuance costs	476	472
Total	$4,070	$4,067

2027 Notes

On March 11, 2024, the Company closed an offering of $400,000 aggregate principal amount of its 6.375% unsecured notes due 2027 (the "2027 Notes"). The 2027 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually, commencing on September 11, 2024. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

The below table presents the components of the carrying value of the 2027 Notes:

	March 31, 2024	December 31, 2023
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	8,385	—
Carrying Value	$391,615	$—

The below table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$1,417	$—
Amortization of debt issuance costs	164	—
Total	$1,581	$—

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

For the three months ended March 31, 2024 and 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	March 31, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(581)	(726)
Net Amount of Assets or (Liabilities)	$(581)	$(726)
Collateral (Received) Pledged (1)	581	590
Net Amounts (2)	$—	$(136)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	145	(41)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$145	$(41)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,260	$1,260
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	122	305
Acquia, Inc.	2,183	12,003
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,740	9,650
Amspec Parent, LLC	984	984
AQ Helios Buyer, Inc. (dba SurePoint)	7,837	11,705
AQ Sunshine, Inc. (dba Relation Insurance)	2,868	3,383
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
ASM Buyer, Inc.	4,878	4,878
Assembly Intermediate LLC	7,698	7,698
Bayside Opco, LLC (dba Pro-PT)	415	415
Bigchange Group Limited	3,262	3,059
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
BSI3 Menu Buyer, Inc (dba Kydia)	13	38
Bullhorn, Inc.	1,344	1,344
Businessolver.com, Inc.	2,068	2,298
Capitol Imaging Acquisition Corp.	180	180
Charger Debt Merger Sub, LLC (dba Classic Collision)	77,663	—
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	32,753	3,089
Circustrix Holdings, LLC (dba SkyZone)	807	806
CivicPlus LLC	1,217	803
Clearcourse Partnership Acquireco Finance Limited	7,482	7,556
Coding Solutions Acquisition, Inc.	12,540	12,540
Computer Services, Inc.	14,830	—
CorePower Yoga LLC	1,687	1,687
Coretrust Purchasing Group LLC	226	226
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Buyer Company (dba Intoxalock)	77	78
Diligent Corporation	1,736	1,426
ESO Solutions, Inc	1,448	1,448
Experity, Inc.	81	81
Formulations Parent Corporation (dba Chase Corp)	835	835
Frontgrade Technologies Holdings Inc.	250	250
Fullsteam Operations LLC	41,711	14,488
Gainsight, Inc.	2,736	2,736
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,381	1,963
Governmentjobs.com, Inc. (dba NeoGov)	17,662	17,662
GPS Phoenix Buyer, Inc. (dba Guidepoint)	1,588	1,588
GS AcquisitionCo, Inc. (dba Insightsoftware)	7,982	982
Harrington Industrial Plastics, LLC	9,091	1,693
HealthEdge Software, Inc.	3,800	3,800
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Highfive Dental Holdco, LLC	2,188	2,188
Honor HN Buyer, Inc	6,476	6,476
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,535	1,535
iCIMS, Inc.	12,841	12,875
Intelligent Medical Objects, Inc.	2,992	3,311
Internet Truckstop Group, LLC (dba Truckstop)	4,400	4,400

	Unfunded Commitment Balances(1)
	March 31, 2024	December 31, 2023
iWave Information Systems, Inc.	$438	$438
Kaseya Inc.	1,858	1,858
Kene Acquisition, Inc. (dba Entrust)	5,477	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	89	—
LS Clinical Services Holdings, Inc (dba CATO)	1,973	1,340
MerchantWise Solutions, LLC (dba HungerRush)	711	3,021
Millstone Medical Outsourcing, LLC	1,811	2,217
MRI Software LLC	1,612	1,612
NAVEX TopCo, Inc.	810	810
Ncontracts, LLC	1,875	1,973
NFM & J, L.P. (dba the Facilities Group)	2,867	2,992
Northstar Acquisition HoldCo, LLC (dba n2y)	34,605	—
Onyx CenterSource, Inc.	698	698
PDDS Holdco, Inc. (dba Planet DDS)	2,833	3,988
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Premier Care Dental Management, LLC	3,052	2,645
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	—
Prophix Software Inc. (dba Pound Bidco)	5,104	5,104
Recochem, Inc	2,388	2,441
Recorded Books Inc. (dba RBMedia)	294	749
Riverpoint Medical, LLC	3,070	3,070
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rubrik, Inc.	3,168	4,320
Singlewire Software, LLC	129	129
Smarsh, Inc.	4,333	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	5,225	5,415
SpendMend, LLC	199	210
StarCompliance Intermediate, LLC	775	1,025
Sundance Group Holdings, Inc. (dba NetDocuments)	2,463	2,463
Sunstar Insurance Group, LLC	3,423	3,448
Superior Environmental Solutions	840	880
Superman Holdings, LLC (dba Foundation Software)	1,074	1,074
Sweep Purchaser LLC	4,541	92
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	2,967	4,450
Total Vision LLC	1,894	1,895
Trader Corporation	18	18
UP Acquisition Corp. (dba Unified Power)	1,902	1,902
USA DeBusk, LLC	14,873	—
USN Opco LLC (dba Global Nephrology Solutions)	961	961
VASA Fitness Buyer, Inc.	714	833
Volt Bidco, Inc. (dba Power Factors)	5,437	5,727
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	1,654	2,401
Wellness AcquisitionCo, Inc. (dba SPINS)	6,000	6,600
Whitewater Holding Company LLC	536	2,391
WorkForce Software, LLC	1,894	1,894
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	7,987	1,141
Zeus Company, Inc.	7,994	—
DECA Dental Holdings LLC	—	228
One GI LLC	—	3,610
Pluralsight, Inc	—	1,137
Total 1st Lien/Senior Secured Debt	$494,392	$289,198

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$3,552	$4,151
EIP Consolidated, LLC (dba Everest Infrastructure)	2,792	3,745
K2 Towers III, LLC	1,682	2,606
Skyway Towers Intermediate LLC	3,700	3,850
Tarpon Towers II LLC	5,423	—
Thor FinanceCo LLC (dba Harmoni Towers)	1,889	1,889
Towerco IV Holdings, LLC	1,229	2,083
Total 1st Lien/Last-Out Unitranche	$20,267	$18,324
Total	$514,659	$307,522

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

The 2022 Equity Distribution Agreements provided that the Company could, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200,000, through Truist and SMBC, or to them as principal for their own respective accounts. Sales of the shares, if any, would have been made in negotiated transactions or transactions that were deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may have included block trades, as the Company and Truist or SMBC agreed. Truist and SMBC were each entitled to receive a commission from the Company of up to 1.00% of the gross sales price of any shares sold through or to Truist or SMBC under the 2022 Equity Distribution Agreements.

On November 15, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among the Company, GSAM and Truist.

The 2023 Equity Distribution Agreement provides that the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200,000, through Truist, or to Truist as principal for its own account. Sales of the shares, if any, may be made in negotiated transactions or transactions that were deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may include block trades, as the Company and Truist may agree. Truist will receive a commission from the Company of up to 1.00% of the gross sales price of any shares sold through or to Truist under the 2023 Equity Distribution Agreement.

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Gross Proceeds	$36,935	$—
Underwriting/Offering Expenses	(900)	—
Net Proceeds	$36,035	$—
Number of Shares Issued	2,420,635	—
Average Sales Price per Share	$15.26	$—

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2024
February 21, 2024	March 28, 2024	April 26, 2024	$0.45	119,858
For the Three Months Ended March 31, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45	101,249	*

* In accordance with the Company’s DRIP, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets from operations	$42,452	$28,063
Weighted average shares outstanding	110,076,876	104,591,739
Basic and diluted earnings (loss) per share	$0.39	$0.27

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data:(1)
NAV, beginning of period	$14.62	$14.61
Net investment income	0.55	0.46
Net realized and unrealized gains (losses)(2)	(0.18)	(0.21)
Income tax provision, realized and unrealized gains(3)	—	—
Net increase in net assets from operations	0.37	0.25
Issuance of common stock, net of underwriting and offering costs	0.01	0.03
Distributions declared	(0.45)	(0.45)
Total increase (decrease) in net assets	(0.07)	(0.17)
NAV, end of period	$14.55	$14.44
Market price, end of period	$14.98	$13.65
Shares outstanding, end of period	112,103,346	109,463,144
Weighted average shares outstanding	110,076,876	104,591,739
Total return based on NAV(4)	2.53%	1.98%
Total return based on market value(5)	5.34%	2.66%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,631,606	$1,580,445
Ratio of net expenses to average net assets	12.70%	15.88%
Ratio of net expenses before voluntary waivers to average net assets	12.70%	16.41%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.05%	3.17%
Ratio of interest and other debt expenses to average net assets	6.92%	7.28%
Ratio of net incentive fees to average net assets	2.73%	5.43%
Ratio of total expenses to average net assets	12.70%	16.41%
Ratio of net investment income to average net assets	15.25%	12.82%
Portfolio turnover	5%	1%

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

On May 1, 2024, the Board of Directors declared a quarterly distribution of $0.45 per share payable on July 26, 2024 to holders of record as of June 28, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2024, we originated approximately $7.69 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, our 3.75% Notes due 2025 (the “2025 Notes”), our 2.875% Notes due 2026 (the “2026 Notes”) and our 6.375% Notes due 2027 (the “2027 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,261.82	$3,162.66	$3,209.94	$3,107.47
First Lien/Last-Out Unitranche	161.07	158.51	148.07	144.74
Second Lien/Senior Secured Debt	50.66	33.64	84.62	66.56
Unsecured Debt	29.18	20.55	27.93	27.31
Preferred Stock	44.32	38.00	44.20	37.30
Common Stock	53.75	26.50	57.18	30.70
Warrants	1.85	0.25	1.85	0.25
Total Investments	$3,602.65	$3,440.11	$3,573.79	$3,414.33

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.2%	13.7%	12.1%	13.5%
First Lien/Last-Out Unitranche(2) (3)	13.1	14.0	13.1	14.4
Second Lien/Senior Secured Debt(2)	10.4	16.1	9.2	11.4
Unsecured Debt(2)	19.9	30.4	15.4	15.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.9%	13.6%	11.8%	13.2%

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

As of March 31, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 11.9% and 13.6%, as compared to 11.8% and 13.2% as of December 31, 2023. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at cost and fair value was primarily driven by the restoration of MPI Engineered Technologies, LLC to accrual status. Within Unsecured Debt, the increase in weighted average yield at cost and fair value was primarily driven by the exit fees and the underperformance of Wine.com.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	149	144
Percentage of performing debt bearing a floating rate(1)	99.4%	99.9%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.1%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.7%	12.6%
Weighted average yield on debt and income producing investments, at fair value(3)	14.1%	13.8%
Weighted average leverage (net debt/EBITDA)(4)	6.1x	6.1x
Weighted average interest coverage(4)	1.5x	1.5x
Median EBITDA(4)	$57.60 million	$53.98 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 39.9% and 42.9% of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$27.68	0.8%	$46.81	1.4%
Grade 2	3,041.27	88.4	3,014.62	88.2
Grade 3	312.50	9.1	272.01	8.0
Grade 4	58.66	1.7	80.89	2.4
Total Investments	$3,440.11	100.0%	$3,414.33	100.0%

The decrease in investments with a grade 1 investment performance rating was driven by the exit of investments with an aggregate fair value of $46.81 million, and was partially offset by investments with an aggregate fair value of $27.68 million being upgraded from grade 2 investment performance ratings to grade 1 investments performance ratings due to potential exits. The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $71.29 million being downgraded from grade 2 investment performance ratings due to financial underperformance and by an investment with a fair value of $16.95 million being upgraded from a grade 4 investment performance rating due to financial improvements, and was partially offset by the exit of investments with an aggregate fair value of $36.49 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,484.03	96.7%	$3,437.55	96.2%
Non-accrual	118.62	3.3	136.24	3.8
Total Investments	$3,602.65	100.0%	$3,573.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$345.37	$2.10
First Lien/Last-Out Unitranche	14.85	—
Total	$360.22	$2.10
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$71.42	$12.52
First Lien/Last-Out Unitranche	0.10	0.11
Second Lien/Senior Secured Debt	40.13	—
Preferred Stock	—	—
Common Stock	4.09	—
Total	$115.74	$12.63
Net increase (decrease) in portfolio	$244.48	$(10.53)
Number of new portfolio companies with new investment commitments	7	1
Total new investment commitment amount in new portfolio companies	$203.71	$1.05
Average new investment commitment amount in new portfolio companies	$29.10	$1.05
Number of existing portfolio companies with new investment commitments	13	1
Total new investment commitment amount in existing portfolio companies	$156.51	$1.05
Weighted average remaining term for new investment commitments (in years)(2)	5.8	5.2
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.5%	11.1%
Weighted average yield on new investment commitments(5)	11.5%	11.1%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.6%	11.0%
Weighted average yield on investments sold or repaid(7)	12.2%	11.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Total investment income	$111.54	$107.40
Net expenses	49.60	58.64
Net investment income before taxes	61.94	48.76
Income tax expense, including excise tax	1.08	0.77
Net investment income after taxes	60.86	47.99
Net realized gain (loss) on investments	(16.99)	(36.26)
Net unrealized appreciation (depreciation) on investments	(3.07)	18.21
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	1.68	(1.49)
Net realized and unrealized gains (losses)	(18.38)	(19.54)
Income tax (provision) benefit for realized and unrealized gains	(0.03)	(0.39)
Net increase in net assets from operations	$42.45	$28.06

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Net investment income after taxes	$60.86	$47.99
Less: Purchase Discount amortization	1.32	0.92
Adjusted net investment income after taxes	$59.54	$47.07

Net realized and unrealized gains (losses)	$(18.38)	$(19.54)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(1.43)	(1.42)
Less: Realized gain (loss) due to the Purchase Discount	0.11	0.50
Adjusted net realized and unrealized gains (losses)	$(17.06)	$(18.62)

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest	$97.57	$98.64
Payment-in-kind income	12.70	7.76
Other income	0.86	0.89
Dividend income	0.41	0.11
Total Investment Income	$111.54	$107.40

In the table above:

•
Interest income from investments decreased from $98.64 million for the three months ended March 31, 2023 to $97.57 million for the three months ended March 31, 2024, primarily driven by the increase in the number of investments moving from cash only payments of interest to both cash and PIK payments of interest, which includes the impact of restructuring of certain investments. Additionally, the decrease in interest income was also due to a decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $3,681.51 million as of March 31, 2023 to $3,602.65 million as of March 31, 2024. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $0.22 million for the three months ended March 31, 2023 and $2.14 million for the three months ended March 31, 2024.
•
PIK income from investments increased from $7.76 million for the three months ended March 31, 2023 to $12.70 million for the three months ended March 31, 2024. The increase was due to the increase in the number of investments earning PIK income, which includes the impact of restructuring of certain investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest and other debt expenses	$27.61	$27.26
Incentive fees	10.88	22.30
Management fees	8.73	8.92
Professional fees	1.11	0.88
Directors’ fees	0.21	0.21
Other general and administrative expenses	1.06	1.06
Total Expenses	$49.60	$60.63
Fee waivers	—	(1.99)
Net Expenses	$49.60	$58.64

In the table above:

•
Incentive fees decreased from $22.30 million for the three months ended March 31, 2023 to $10.88 million for the three months ended March 31, 2024. The decrease is driven by the performance of the investment portfolio for the twelve quarters ended March 31, 2024 as compared to the twelve quarters ended March 31, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
For the three months ended March 31, 2023, our Investment Adviser voluntarily waived incentive fees by $1.99 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
National Spine and Pain Centers, LLC	$—	$(36.27)
Sweep Purchaser LLC	(17.49)	—
Other, net	0.50	0.01
Net Realized Gain (Loss) on Investments	$(16.99)	$(36.26)

For the three months ended March 31, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investments in Sweep Purchaser LLC which resulted in a realized loss of $17.49 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Unrealized appreciation	$30.48	$43.20
Unrealized depreciation	(33.55)	(24.98)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(3.07)	$18.22

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2024
Portfolio Company:	($ in millions)
Sweep Purchaser LLC	$12.71
Other, net(1)	6.06
MPI Engineered Technologies, LLC	1.81
Acuity Specialty Products, Inc. (dba Zep Inc.)	0.93
Governmentjobs.com, Inc. (dba NeoGov)	0.79
Fullsteam Operations LLC	0.76
Doxim, Inc.	0.67
Whitewater Holding Company LLC	0.66
Superman Holdings, LLC (dba Foundation Software)	0.62
ATX Parent Holdings, LLC - Class A Units	(0.72)
Genesis Acquisition Co. (dba ProCare Software)	(0.96)
Diligent Corporation	(1.11)
Lithium Technologies, Inc.	(1.53)
SPay, Inc. (dba Stack Sports)	(2.12)
Premier Imaging, LLC (dba Lucid Health)	(2.15)
Pluralsight, Inc	(5.74)
Thrasio, LLC	(5.94)
Wine.com, Inc.	(7.81)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(3.07)

(1)
For the three months ended March 31, 2024, Other, net includes gross unrealized appreciation of $11.53 million and gross unrealized depreciation of $(5.47) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by the financial underperformance of Wine.com, Inc., Thrasio, LLC and Pluralsight, Inc., and was partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investments in Sweep Purchaser LLC and tightening credit spreads.

For the Three Months Ended March 31, 2023
Portfolio Company:	($ in millions)
National Spine and Pain Centers, LLC	$36.27
Broadway Parent, LLC	1.09
Volt Bidco, Inc. (dba Power Factors)	0.74
Iracore International Holdings, Inc.	0.63
CloudBees, Inc.	0.59
Doxim, Inc.	(1.31)
Wine.com, LLC	(1.52)
Ansira Partners, Inc.	(1.66)
MPI Engineered Technologies, LLC	(2.57)
Zep Inc.	(2.99)
Other, net(1)	(11.05)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$18.22

(1)
For the three months ended March 31, 2023, Other, net includes gross unrealized appreciation of $3.88 million and gross unrealized depreciation of $(14.93) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exit of our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, and was partially offset by the unrealized depreciation resulting from the increase in market volatility and widening credit spreads.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 188% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

Common Stock Repurchase Plan

In November 2021, our Board of Directors approved and authorized a 10b5-1 stock repurchase plan (the “2022 10b5-1 Plan”), which provided for us to repurchase up to $75.00 million of shares of our common stock if our common stock traded below the most recently announced quarter-end NAV per share, subject to certain limitations. The 2022 10b5-1 Plan became effective on August 17, 2022, commenced on September 16, 2022 and expired on August 17, 2023. The 2022 10b5-1 Plan was temporarily suspended in accordance with its terms in connection with the March Offering on March 1, 2023 and remained suspended until its termination on August 17, 2023.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2024:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$360.00	$—	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
Revolving Credit Facility(1)	$583.82	$—	$—	$583.82	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, we had outstanding borrowings denominated in USD of $503.67 million, in Euros (EUR) of 37.70 million, in British Pounds (GBP) of 26.00 million and Canadian Dollar (CAD) of 9.02 million.

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

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% unsecured notes due 2025. The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bear interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year. The 2025 Notes will mature on February 10, 2025 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of 2.875% unsecured notes due 2026. The 2026 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2026 Notes” to our consolidated financial statements included in this report.

2027 Notes

On March 11, 2024, we closed an offering of $400.00 million aggregate principal amount of 6.375% unsecured notes due 2027. The 2027 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually, in arrears on March 11 and September 11 of each year, commencing on September 11, 2024. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2027 Notes” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$494.39	$289.20
First Lien/Last-Out Unitranche	20.27	18.32
Total	$514.66	$307.52

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

RECENT DEVELOPMENTS

On May 1, 2024, our Board of Directors declared a quarterly distribution of $0.45 per share payable on July 26, 2024 to holders of record as of June 28, 2024.

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers followed by other filers. However, in April 2024, the SEC stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

As of March 31, 2024 and December 31, 2023, on a fair value basis, approximately 0.6% and 0.1% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.9% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$79.56	$(16.15)	$63.41
Up 200 basis points	53.04	(10.77)	42.27
Up 100 basis points	26.52	(5.38)	21.14
Up 75 basis points	19.89	(4.04)	15.85
Up 50 basis points	13.26	(2.69)	10.57
Up 25 basis points	6.63	(1.35)	5.28
Down 25 basis points	(6.63)	1.35	(5.28)
Down 50 basis points	(13.26)	2.69	(10.57)
Down 75 basis points	(19.89)	4.04	(15.85)
Down 100 basis points	(26.52)	5.38	(21.14)
Down 200 basis points	(53.04)	10.77	(42.27)
Down 300 basis points	(79.54)	16.15	(63.39)
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1

Indenture, dated February 10, 2020, by and between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on February 11, 2020).

4.2

Third Supplemental Indenture, dated as of March 11, 2024, relating to the 6.375% Notes due 2027, by and between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on March 11, 2024).

4.3	Form of 6.375% Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on March 11, 2024).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: May 7, 2024	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 7, 2024	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 7, 2024	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)