Form 10-Q
period 2024-06-30
Goldman Sachs BDC, Inc.
filed 2024-08-08
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, there were 116,876,903 shares of the registrant’s common stock outstanding.

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
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,673,614 and $3,500,119)	$3,454,287	$3,371,910
Non-controlled affiliated investments (cost of $97,170 and $73,672)	64,455	42,419
Total investments, at fair value (cost of $3,770,784 and $3,573,791)	$3,518,742	$3,414,329
Cash	61,612	52,363
Interest and dividends receivable	33,930	38,534
Deferred financing costs	13,526	14,937
Other assets	1,515	2,656
Total assets	$3,629,325	$3,522,819
Liabilities
Debt (net of debt issuance costs of $11,480 and $5,447)	$1,943,587	$1,826,794
Interest and other debt expenses payable	21,777	13,369
Management fees payable	8,865	8,708
Incentive fees payable	—	13,041
Distribution payable	52,534	49,304
Unrealized depreciation on foreign currency forward contracts	540	726
Accrued expenses and other liabilities	6,128	9,052
Total liabilities	$2,033,431	$1,920,994
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 116,744,389 and 109,563,525 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	117	110
Paid-in capital in excess of par	1,935,098	1,826,294
Distributable earnings (loss)	(339,321)	(224,579)
Total net assets	$1,595,894	$1,601,825
Total liabilities and net assets	$3,629,325	$3,522,819
Net asset value per share	$13.67	$14.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$94,358	$101,952	$191,268	$200,082
Payment-in-kind income	11,845	8,735	24,491	16,452
Other income	776	664	1,633	1,546
From non-controlled affiliated investments:
Dividend income	770	138	1,182	245
Interest income	834	532	1,490	1,039
Payment-in-kind income	10	51	65	100
Other income	24	11	31	23
Total investment income	$108,617	$112,083	$220,160	$219,487
Expenses:
Interest and other debt expenses	$29,103	$27,775	$56,717	$55,039
Incentive fees	—	7,837	10,882	30,139
Management fees	8,865	8,970	17,597	17,891
Professional fees	1,206	888	2,316	1,766
Directors’ fees	207	208	414	415
Other general and administrative expenses	1,035	1,026	2,097	2,083
Total expenses	$40,416	$46,704	$90,023	$107,333
Fee waivers	$—	$—	$—	$(1,986)
Net expenses	$40,416	$46,704	$90,023	$105,347
Net investment income before taxes	$68,201	$65,379	$130,137	$114,140
Income tax expense, including excise tax	$1,243	$877	$2,319	$1,652
Net investment income after taxes	$66,958	$64,502	$127,818	$112,488
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(30,004)	$(2,953)	$(47,650)	$(39,214)
Non-controlled affiliated investments	(2,673)	—	(2,015)	—
Foreign currency and other transactions	4,258	(5)	4,444	195
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(89,023)	5,881	(91,118)	24,391
Non-controlled affiliated investments	(486)	472	(1,462)	177
Foreign currency forward contracts	41	(88)	186	(129)
Foreign currency translations and other transactions	(3,505)	(1,975)	(2,155)	(3,625)
Net realized and unrealized gains (losses)	$(121,392)	$1,332	$(139,770)	$(18,205)
(Provision) benefit for taxes on realized gain/loss on investments	$(160)	$—	$(144)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$381	$(170)	$335	$(556)
Net increase (decrease) in net assets from operations	$(54,213)	$65,664	$(11,761)	$93,727
Weighted average shares outstanding	114,363,722	109,463,144	112,220,299	107,040,899
Basic and diluted net investment income per share	$0.59	$0.59	$1.14	$1.05
Basic and diluted earnings (loss) per share	$(0.47)	$0.60	$(0.10)	$0.88

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net assets at beginning of period	$1,631,606	$1,580,445	$1,601,825	$1,502,394
Increase (decrease) in net assets from operations:
Net investment income	$66,958	$64,502	$127,818	$112,488
Net realized gain (loss)	(28,419)	(2,958)	(45,221)	(39,019)
Net change in unrealized appreciation (depreciation)	(92,973)	4,290	(94,549)	20,814
(Provision) benefit for taxes on realized gain/loss on investments	(160)	—	(144)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	381	(170)	335	(556)
Net increase (decrease) in net assets from operations	$(54,213)	$65,664	$(11,761)	$93,727
Distributions to stockholders from:
Distributable earnings	$(52,534)	$(49,259)	$(102,981)	$(98,517)
Total distributions to stockholders	$(52,534)	$(49,259)	$(102,981)	$(98,517)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$69,249	$—	$105,284	$97,556
Reinvestment of stockholder distributions	1,786	—	3,527	1,690
Net increase in net assets from capital transactions	$71,035	$—	$108,811	$99,246
Total increase (decrease) in net assets	$(35,712)	$16,405	$(5,931)	$94,456
Net assets at end of period	$1,595,894	$1,596,850	$1,595,894	$1,596,850
Distributions per share	$0.45	$0.45	$0.90	$0.90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase in net assets from operations:	$(11,761)	$93,727
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(538,697)	(107,400)
Payment-in-kind interest capitalized	(28,194)	(15,913)
Proceeds from sales of investments and principal repayments	333,508	77,043
Net realized (gain) loss	49,665	39,214
Net change in unrealized (appreciation) depreciation on investments	92,580	(24,568)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(131)	121
Amortization of premium and accretion of discount, net	(13,274)	(12,138)
Amortization of deferred financing and debt issuance costs	4,152	3,090
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	4,604	(302)
(Increase) decrease in other assets	720	(701)
Increase (decrease) in interest and other debt expenses payable	7,792	(466)
Increase (decrease) in management fees payable	157	(93)
Increase (decrease) in incentive fees payable	(13,041)	7,837
Increase (decrease) in accrued expenses and other liabilities	(2,813)	(1,285)
Net cash provided by (used for) operating activities	$(114,733)	$58,166
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$105,939	$98,085
Offering costs paid	(346)	(201)
Distributions paid	(96,224)	(93,851)
Deferred financing and debt issuance costs paid	(8,159)	(115)
Borrowings on debt	810,824	173,720
Repayments of debt	(687,997)	(233,000)
Net cash provided by (used for) financing activities	$124,037	$(55,362)
Net increase (decrease) in cash	$9,304	$2,804
Effect of foreign exchange rate changes on cash and cash equivalents	(55)	8
Cash, beginning of period	52,363	39,602
Cash, end of period	$61,612	$42,414
Supplemental and non-cash activities
Interest expense paid	$43,387	$51,419
Accrued but unpaid excise tax expense	$3,019	$1,967
Accrued but unpaid distributions	$52,534	$49,259
Reinvestment of stockholder distributions	$3,527	$1,690
Exchange of investments	$103,279	$3,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 216.52%
Canada - 9.43%
1st Lien/Senior Secured Debt - 7.03%
Trader Corporation	Automobiles	10.46%	C + 5.50%	12/21/29	CAD	74,722	$54,076	$54,619	(6) (7) (8)
Trader Corporation	Automobiles	11.74%	C + 6.75%	12/21/29	CAD	313	227	229	(6) (7) (8)
Trader Corporation	Automobiles		C + 6.75%	12/22/28	CAD	24	—	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.09%	S + 5.75%	11/01/30		13,191	12,928	13,191	(6) (7) (8)
Recochem, Inc	Chemicals	11.03%	C + 5.75%	11/01/30	CAD	7,951	5,628	5,812	(6) (7) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	1,941	(13)	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.08%	S + 5.75%	11/01/30		1,757	1,725	1,757	(6) (7) (8)
Recochem, Inc	Chemicals	11.10%	S + 5.75%	11/01/30	CAD	1,294	190	208	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27		730	2	—	(6) (7) (9)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.48%	S + 6.00%	11/06/26		9,100	9,039	9,032	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 6.00%	11/06/26		1,260	(6)	(9)	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.48%	S + 6.00%	11/06/26		5,713	5,639	5,670	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.69%	S + 6.25%	05/25/27		21,167	20,934	20,955	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(34)	(34)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	12.23%	S + 6.75%	11/23/28		878	861	856	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		438	(2)	(11)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							111,194	112,275
1st Lien/Last-Out Unitranche (10) - 2.40%
Doxim, Inc.	Financial Services	12.19%	S + 6.75%	06/01/26		$24,375	$24,126	$23,339	(6) (8)
Doxim, Inc.	Financial Services	12.44%	S + 7.00%	06/01/26		6,563	6,495	6,317	(6) (8)
Doxim, Inc.	Financial Services	13.44%	S + 8.00%	06/01/26		5,096	5,041	4,994	(6) (8)
Doxim, Inc.	Financial Services	13.44%	S + 8.00%	06/01/26		3,819	3,779	3,743	(6) (8)
Total 1st Lien/Last-Out Unitranche							39,441	38,393
Total Canada							$150,635	$150,668
Germany - 0.06%
1st Lien/Senior Secured Debt - 0.06%
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		$3,917	$3,603	$897	(7) (8) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		3,318	800	—	(7) (8) (11) (12)
Total 1st Lien/Senior Secured Debt							4,403	897
Total Germany							$4,403	$897
Singapore - 0.00%
Unsecured Debt - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24		$1,266	$1,055	$—	(7) (8) (11) (12)
Total Unsecured Debt							1,055	—
Total Singapore							$1,055	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
United Kingdom - 2.75%
1st Lien/Senior Secured Debt - 2.75%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 1.25% PIK)	07/25/28	GBP	14,625	$17,402	$17,979	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 1.25% PIK)	07/25/28	GBP	12,151	7,331	7,444	(6) (7) (8) (9)
Bigchange Group Limited	Software	11.20%	SN + 6.00%	12/23/26	GBP	11,990	15,903	14,854	(6) (7) (8)
Bigchange Group Limited	Software	11.20%	SN + 6.00%	12/23/26	GBP	2,912	3,701	3,607	(6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(35)	(61)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							44,302	43,823
Total United Kingdom							$44,302	$43,823
United States - 204.28%
1st Lien/Senior Secured Debt - 193.55%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.33%	S + 5.00%	01/09/30		$967	$943	$960	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.33%	S + 6.75%	01/09/30		739	726	733	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28		250	(5)	(2)	(6) (8) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	11.33%	S + 6.00%	04/19/30		9,144	8,966	8,961	(6)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30		1,219	(24)	(24)	(6) (9)
Thrasio, LLC	Broadline Retail		S + 10.11%	06/18/29		14,107	12,309	12,309	(6) (8) (11) (13)
Thrasio, LLC	Broadline Retail	15.44%	S + 10.11%	06/18/29		4,546	4,535	4,535	(6) (8) (11)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.33%	S + 4.00%	10/02/28		52,784	52,784	51,729	(6) (8)
Elemica Parent, Inc.	Chemicals	10.94%	S + 5.50%	09/18/26		6,833	6,656	6,697	(6) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		1,459	1,442	1,430	(6) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		1,340	1,313	1,313	(6) (8)
Elemica Parent, Inc.	Chemicals	10.85%	S + 5.50%	09/18/26		930	667	663	(6) (8) (9)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		546	540	535	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	11.07%	S + 5.75%	11/15/30		5,000	4,906	4,900	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29		835	(15)	(17)	(6) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.00%	S + 6.50%	12/16/26		12,911	12,782	12,395	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.00%	S + 6.50%	12/16/26		1,967	1,914	1,888	(8)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		4,189	—	—	(6) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		541	—	—	(6) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 6.00%	01/29/28		270	—	—	(6) (9)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.94%	S + 4.50%	06/30/25		6,191	6,180	5,479
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.58%	S + 5.25%	02/07/31		9,499	9,316	9,356	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		4,213	(40)	(63)	(6) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		1,264	(24)	(19)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29		3,970	3,882	3,930	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29		1,200	(15)	(12)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29		600	186	194	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29		599	585	593	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	11.94%	S + 6.50%	08/01/29		200	195	197	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.19%	S + 5.75% PIK	06/30/27		19,600	19,425	19,404	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.19%	S + 5.75%	06/30/27		10,677	10,628	10,624	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,541	(37)	(23)	(6) (8) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.33%	S + 6.00%	10/31/29		12,109	11,859	11,927	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies		S + 6.00%	10/31/29	$1,902	$(38)	$(29)	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/31	8,917	8,786	8,783	(6)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/31	3,280	(24)	(49)	(6) (9)
USA DeBusk, LLC	Commercial Services & Supplies	10.58%	S + 5.25%	04/30/30	1,230	224	223	(6) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	25,158	24,990	24,987	(6)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	11.19%	S + 5.75%	05/01/29	2,641	1,127	1,126	(6) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	2,201	(15)	(30)	(6) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.09%	S + 5.50%	06/29/27	32,086	31,815	31,765	(6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	944	(7)	(9)	(6) (8) (9)
ATX Networks Corp.	Communications Equipment	11.82%	S + 6.50%	09/01/26	2,906	2,463	2,463	(6) (8)
ATX Networks Corp.	Communications Equipment	11.82%	S + 6.50%	09/01/26	741	650	650	(6) (8)
ATX Networks Corp.	Communications Equipment	11.35%	S + 6.00%	09/01/26	724	363	349	(6) (7) (8) (9)
ATX Networks Corp.	Communications Equipment	10.82%	S + 5.50%	09/01/26	185	185	181	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.08%	S + 5.75%	08/31/27	31,004	30,617	31,004	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.08%	S + 5.75%	08/31/27	3,997	3,920	3,997	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 5.75%	08/31/27	952	(9)	—	(6) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.08%	S + 5.75%	08/31/27	938	914	938	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 5.75%	08/31/26	122	(1)	—	(6) (8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	11.33%	S + 6.00%	10/04/30	4,466	4,363	4,422	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(12)	(5)	(6) (8) (9)
A Place For Mom, Inc.	Diversified Consumer Services	9.96%	S + 4.50%	02/10/26	7,188	7,179	6,326	(8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.33%	S + 6.00%	04/26/29	8,282	8,121	8,117	(6) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	3,834	(74)	(77)	(6) (9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	767	(15)	(15)	(6) (9) (11)
Assembly Intermediate LLC	Diversified Consumer Services	10.58%	S + 5.25%	10/19/27	43,991	43,444	43,991	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services	10.58%	S + 5.25%	10/19/27	10,998	7,581	7,698	(6) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27	4,399	(50)	—	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.35%	S + 5.00%	06/06/31	5,824	5,795	5,794	(6)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	3,341	(25)	(25)	(6) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	12.50%	P + 5.00%	06/06/31	835	196	196	(6) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.34%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	27,107	26,454	23,854	(6) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	1,687	(33)	(202)	(6) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.44%	S + 5.00%	11/01/28	900	861	891	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	10.44%	S + 5.00%	11/01/28	86	5	8	(6) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.34%	S + 6.00%	12/15/26	18,697	18,539	18,089	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.34%	S + 6.00%	12/15/26	14,624	14,546	14,148	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.43%	S + 6.00%	12/15/26	7,705	7,626	7,454	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,363	(20)	(77)	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	$17,089	$(163)	$(128)	(6) (8) (9) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	10,584	10,444	10,505	(6) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	7,400	7,288	7,344	(6) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	1,900	1,421	1,430	(6) (8) (9) (11)
Spotless Brands, LLC	Diversified Consumer Services	12.25%	S + 6.75%	07/25/28	213	208	212	(6) (8)
Spotless Brands, LLC	Diversified Consumer Services	12.23%	S + 6.75%	07/25/28	33	32	33	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.33%	S + 5.00%	05/01/31	10,615	10,511	10,509	(6)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/31	2,769	—	—	(6) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(16)	(16)	(6) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	4,139	4,014	4,119	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.94%	S + 7.50%	08/14/28	714	224	235	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	119	(3)	(1)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	17,081	16,861	16,910	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	5,734	5,657	5,677	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	5,698	5,624	5,641	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.49%	S + 6.00%	12/21/27	2,677	2,637	2,670	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.24%	S + 5.75%	12/21/27	2,340	1,932	1,936	(6) (8) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	14.48%	S + 9.00%	04/12/26	2,361	2,361	2,337	(8) (11)
Checkmate Finance Merger Sub, LLC	Entertainment	11.68%	S + 6.25%	12/31/27	30,708	30,306	30,324	(6) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.25%	12/31/27	3,140	(37)	(39)	(6) (8) (9)
Picture Head Midco LLC	Entertainment	13.09%	S + 7.50% (Incl. 0.75% PIK)	12/31/24	44,807	44,657	40,326	(6) (8) (14)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.83%	S + 5.50%	05/08/28	21,387	21,233	21,227	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,805	(20)	(21)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.84%	S + 5.50%	05/08/28	933	917	926	(6) (8)
Aria Systems, Inc.	Financial Services	13.46%	S + 8.00%	06/30/26	26,777	26,559	26,376	(6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.46%	S + 6.00%	01/25/28	962	951	895	(6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.46%	S + 6.00%	01/25/28	38	25	23	(6) (8) (9)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(69)	(148)	(6) (8) (9)
Computer Services, Inc.	Financial Services	10.60%	S + 5.25%	11/15/29	10,202	10,105	10,100	(6) (8)
Computer Services, Inc.	Financial Services	10.60%	S + 5.25%	11/15/29	987	944	978	(6) (8)
Coretrust Purchasing Group LLC	Financial Services	10.59%	S + 5.25%	10/01/29	9,387	9,277	9,293	(6) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,840	(48)	(48)	(6) (8) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	113	(3)	(1)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	34,889	33,760	34,540	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	25,712	(181)	(257)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	10,979	7,999	8,166	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	6,428	(45)	(64)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	4,880	2,764	2,824	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,952	(53)	(20)	(6) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.58%	S + 5.25%	05/25/28	24,187	23,976	24,067	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.58%	S + 5.25%	05/25/28	5,600	284	270	(6) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.58%	S + 5.25%	05/25/28	2,382	302	306	(6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	21,311	21,005	19,393	(6) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	5,372	4,585	4,178	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	$2,718	$2,681	$2,474	(6) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	10.08%	S + 4.75%	05/16/31	15,000	14,926	14,925	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31	13,125	12,998	12,994	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,875	(18)	(19)	(6) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.34%	S + 6.00%	02/01/27	13,012	12,952	12,950	(6) (7)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.34%	S + 6.00%	02/01/27	1,258	82	82	(6) (7) (9)
StarCompliance Intermediate, LLC	Financial Services	12.18%	S + 6.75%	01/12/27	15,600	15,447	15,444	(6) (8)
StarCompliance Intermediate, LLC	Financial Services	12.18%	S + 6.75%	01/12/27	2,514	2,486	2,489	(6) (8)
StarCompliance Intermediate, LLC	Financial Services	12.18%	S + 6.75%	01/12/27	2,500	1,703	1,700	(6) (8) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	10,209	10,042	9,903	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.49%	S + 6.00%	12/06/25	5,597	5,543	5,471	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	4,804	4,774	4,660	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	4,401	4,363	4,269	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	2,269	2,233	2,201	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.73%	S + 5.25%	06/23/25	21,365	21,073	21,098	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.98%	S + 5.25%	06/23/25	5,133	5,075	5,069	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.69%	S + 5.25%	06/23/25	4,094	2,026	1,996	(6) (8) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.73%	S + 5.25%	06/23/25	1,619	1,613	1,598	(6) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.71%	S + 6.25%	07/02/25	30,658	30,137	30,505	(6)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.83%	S + 5.50%	02/28/31	24,551	24,195	24,305	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	4,568	(33)	(46)	(6) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	3,426	(49)	(34)	(6) (8) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	11.07%	S + 5.75%	12/03/27	21,450	21,178	20,699	(6) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	12.73%	S + 7.25%	05/31/26	2,926	2,877	2,882	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	1,035	742	869	(8) (13)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	415	—	—	(8) (9)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.09%	S + 6.50%	10/01/26	17,565	17,389	17,258	(6) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.09%	S + 6.50%	10/01/26	786	770	772	(6) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	180	(1)	(3)	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	$19,390	$19,390	$17,451	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	3,365	3,365	3,029	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	1,989	1,989	1,790	(6) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	14,606	14,386	14,460	(6) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.09%	S + 5.75%	05/11/28	10,873	10,670	10,764	(6) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	4,434	4,363	4,390	(6) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28	3,349	(76)	(34)	(6) (8) (9)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	2,120	718	721	(6) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	11.25%	S + 5.75%	06/15/27	22,405	22,219	18,820	(6) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.25%	S + 5.75%	06/15/27	376	372	315	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.93%	S + 5.50%	08/28/28	21,074	20,793	20,441	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.93%	S + 5.50%	08/28/28	2,218	2,189	2,152	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.94%	S + 5.50%	08/26/27	1,711	1,691	1,659	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	12.19%	S + 6.75%	06/13/28	2,784	2,715	2,715	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	1,875	(45)	(47)	(6) (8) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(7)	(8)	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.23%	S + 5.75%	10/15/27	23,748	23,455	23,688	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.23%	S + 5.75%	10/15/27	15,017	14,819	14,980	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.24%	S + 5.75%	10/15/27	9,931	7,246	7,349	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	13.25%	P + 4.75%	10/15/27	2,802	319	343	(6) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.44%	S + 7.00% (Incl. 7.44% PIK)	03/18/27	744	731	730	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.44%	S + 7.00% (Incl. 7.44% PIK)	03/18/27	89	61	68	(6) (8) (9) (11) (14)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.23%	S + 5.75%	12/15/27	10,090	9,960	9,989	(6) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		P + 4.75%	12/15/27	2,217	(26)	(22)	(6) (8) (9)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	22,298	22,143	20,960	(6) (8)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	11,903	11,805	11,189	(6) (8)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	9,168	9,105	8,617	(6) (8)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	6,532	6,472	6,140	(6) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	3,610	3,586	3,393	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	28,078	27,831	22,462	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	7,751	7,730	6,201	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	$6,193	$6,177	$4,955	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	1,679	1,675	1,343	(6) (8)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	625	617	618	(6) (8)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	275	125	124	(6) (8) (9)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	83	32	32	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.73%	S + 6.25%	08/15/25	25,654	25,219	25,141	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.73%	S + 6.25%	08/15/25	7,778	7,722	7,622	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.72%	S + 6.25%	08/15/25	4,618	4,588	4,526	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	4,565	2,187	2,134	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.75%	S + 6.25%	08/15/25	2,103	2,087	2,061	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	16,758	16,579	16,339	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.61%	S + 6.00%	07/15/26	9,683	9,567	9,441	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	4,931	4,884	4,807	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	2,454	2,431	2,393	(6) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(11)	(32)	(6) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	21,322	21,120	20,682	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	9,562	9,471	9,275	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	7,412	7,337	7,190	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	3,023	2,035	1,971	(6) (8) (9)
Businessolver.com, Inc.	Health Care Technology	10.93%	S + 5.50%	12/01/27	18,249	18,133	18,112	(6) (8)
Businessolver.com, Inc.	Health Care Technology	10.93%	S + 5.50%	12/01/27	2,720	643	632	(6) (8) (9)
ESO Solutions, Inc.	Health Care Technology	12.35%	S + 7.00%	05/03/27	39,908	39,469	39,508	(6) (8)
ESO Solutions, Inc.	Health Care Technology	12.34%	S + 7.00%	05/03/27	4,498	4,409	4,453	(6) (8)
ESO Solutions, Inc.	Health Care Technology	12.34%	S + 7.00%	05/03/27	3,620	2,860	2,860	(6) (8) (9)
Experity, Inc.	Health Care Technology	11.18%	S + 5.75%	02/24/28	898	895	880	(6) (8)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	81	—	(2)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.83%	S + 5.50%	06/24/26	15,389	15,268	15,158	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.83%	S + 5.50%	06/24/26	2,700	2,687	2,660	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,880	(14)	(28)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.83%	S + 5.50%	06/24/26	1,007	1,000	991	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	36,636	36,310	36,361	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 5.50%	04/09/26	3,800	(32)	(29)	(6) (8) (9)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	3,414	3,414	3,388	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.82%	S + 5.50%	05/11/29	12,306	12,118	11,998	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.82%	S + 5.50%	05/11/29	1,574	1,549	1,535	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.50%	05/11/28	1,490	(20)	(37)	(6) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	218	142	148	(6) (8) (11) (13)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	24,090	23,729	24,030	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	16,300	8,102	8,062	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	$2,255	$2,238	$2,249	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	1,815	520	540	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	11.66%	S + 6.25%	06/30/25	56,720	55,988	56,153	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 6.25%	06/30/25	7,824	(45)	(78)	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	11.66%	S + 6.25%	06/30/25	905	901	896	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.66%	S + 6.25%	06/30/25	905	902	896	(6) (8)
WebPT, Inc.	Health Care Technology	12.20%	S + 6.75%	01/18/28	25,126	23,978	24,623	(6) (8)
WebPT, Inc.	Health Care Technology	12.18%	S + 6.75%	01/18/28	5,534	5,479	5,423	(6) (8)
WebPT, Inc.	Health Care Technology	12.19%	S + 6.75%	01/18/28	2,617	332	322	(6) (8) (9)
WebPT, Inc.	Health Care Technology	12.13%	S + 6.75%	01/18/28	2,209	2,185	2,165	(6) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	53,959	49,269	15,108	(6) (8) (13)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,500	7,332	2,100	(6) (8) (13)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.19%	S + 5.75%	07/09/25	55,928	54,824	55,649	(6) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.19%	S + 5.75%	07/09/25	4,688	3,463	3,492	(6) (8) (9)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	14.21%	S + 8.75%	09/21/26	38,136	37,498	30,509	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.83%	S + 6.50%	08/11/27	35,122	34,692	34,420	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.83%	S + 6.50%	08/11/27	6,700	6,700	6,566	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.83%	S + 6.50%	08/11/27	4,269	3,881	3,796	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,685	(42)	(74)	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	5,403	5,356	5,389	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.74%	S + 6.25%	04/15/27	2,955	719	736	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	2,934	2,909	2,927	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	2,110	2,092	2,105	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	552	548	551	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	11.73%	S + 6.25%	04/15/27	530	525	529	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 6.25%	04/15/27	427	(5)	(1)	(6) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	20,233	20,126	20,132	(6) (8)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	4,721	3,548	3,577	(6) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	3,973	3,944	3,953	(6) (8)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	374	146	148	(6) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	333	330	332	(6) (8)
Lithium Technologies, Inc.	Interactive Media & Services		S + 9.00% (Incl. 4.50% PIK)	01/03/25	98,185	97,010	49,093	(6) (8) (13)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.73%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	34,192	33,842	29,063	(6) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.73%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	2,477	2,420	2,105	(6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.72%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,244	1,236	1,058	(6) (8) (14)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	11.33%	S + 6.00%	10/02/29	3,395	3,333	3,344	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	$882	$(8)	$(13)	(6) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	706	(12)	(11)	(6) (8) (9)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	18,895	18,680	18,895	(6) (8)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	1,103	266	278	(6) (8) (9)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	1,101	116	123	(6) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.95%	S + 5.50%	01/20/27	21,447	21,235	21,339	(6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.94%	S + 5.50%	01/20/27	3,994	1,756	1,774	(6) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,600	(22)	(13)	(6) (8) (9)
WSO2, Inc.	IT Services	12.96%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	33,655	33,333	33,655	(6) (8)
Xactly Corporation	IT Services	12.70%	S + 7.25%	07/31/25	62,025	61,593	61,715	(6) (8)
Xactly Corporation	IT Services		S + 7.25%	07/31/25	3,874	(22)	(19)	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.84%	S + 6.50%	07/18/28	4,162	4,068	4,120	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.83%	S + 6.50%	07/18/28	538	419	425	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28	269	(5)	(3)	(6) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	11.60%	S + 6.25%	09/03/30	9,205	8,973	9,113	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/30	1,080	—	11	(6) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media		S + 6.25%	08/31/28	749	(17)	(8)	(6) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.86%	S + 7.25%	12/16/27	16,539	16,293	14,554	(6) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.83%	S + 7.25%	06/16/27	2,213	1,962	1,728	(6) (8) (9)
Amspec Parent, LLC	Professional Services	11.08%	S + 5.75%	12/05/30	3,514	3,431	3,479	(6) (8)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/30	508	(6)	(5)	(6) (8) (9)
Amspec Parent, LLC	Professional Services		S + 5.75%	12/05/29	476	(11)	(5)	(6) (8) (9)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	25,952	25,358	25,952	(6) (8)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	4,622	4,596	4,622	(6) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	1,344	(12)	—	(6) (8) (9)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	1,201	1,190	1,201	(6) (8)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	538	526	538	(6) (8)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	429	419	429	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.40%	S + 6.25%	05/18/29	45,273	43,365	44,820	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.49%	S + 6.25%	05/18/29	27,996	1,179	1,186	(6) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29	4,753	(135)	(48)	(6) (8) (9)
Diligent Corporation	Professional Services	10.34%	S + 5.00%	08/02/30	58,189	57,761	57,753	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	13,585	(99)	(102)	(6) (8) (9)
Diligent Corporation	Professional Services	10.34%	S + 5.00%	08/02/30	9,975	9,902	9,900	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	7,450	(54)	(56)	(6) (8) (9)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	46,770	46,215	45,367	(6) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	8,474	—	(254)	(6) (8) (9)
iCIMS, Inc.	Professional Services	12.08%	S + 6.75%	08/18/28	4,199	368	294	(6) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.19%	S + 5.75%	11/30/27	17,099	16,873	16,928	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.18%	S + 5.75%	11/30/27	$16,822	$16,609	$16,653	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27	2,992	115	120	(6) (8) (9)
Pluralsight, Inc	Professional Services		S + 8.00%	04/06/27	75,915	75,025	34,921	(6) (8) (13)
Pluralsight, Inc	Professional Services		S + 8.00%	04/06/27	5,100	5,045	2,346	(6) (8) (13)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.96%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	35,498	35,217	33,368	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.98%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,486	11,427	10,797	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.96%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,889	10,835	10,236	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.93%	S + 5.50%	02/10/27	22,861	22,363	22,504
MRI Software LLC	Real Estate Mgmt. & Development	10.93%	S + 5.50%	02/10/27	6,436	6,419	6,335
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,612	(17)	(25)	(9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.85%	S + 6.50%	07/01/27	76,474	76,474	75,709	(6) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (8) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	7,956	7,854	7,658	(6) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,220	(15)	(46)	(6) (8) (9)
Acquia, Inc.	Software	12.45%	S + 7.00%	10/31/25	42,164	41,490	41,532	(6) (8)
Acquia, Inc.	Software	12.45%	S + 7.00%	10/31/25	10,554	10,395	10,396	(6) (8)
Acquia, Inc.	Software	12.46%	S + 7.00%	10/31/25	3,268	1,278	1,258	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	7,167	—	—	(6) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	1,433	—	—	(6) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	06/03/31	896	—	—	(6) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.58%	S + 7.00%	12/31/26	39,210	38,835	37,642	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	12/31/26	13,403	—	(268)	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	12/31/26	12,500	11,089	10,839	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	12/31/26	6,600	6,600	6,468	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.63%	S + 7.00%	12/31/26	4,570	2,247	2,102	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	12/31/26	2,339	2,339	2,292	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30	2,927	2,861	2,912	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(8)	(2)	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	11.08%	S + 5.75%	07/01/30	192	190	191	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	10,567	—	—	(6) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	2,586	—	—	(6) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,256	—	—	(6) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	591	—	—	(6) (9)
CivicPlus LLC	Software	11.25%	S + 5.75% (Incl. 2.50% PIK)	08/24/27	6,571	6,487	6,489	(6) (8)
CivicPlus LLC	Software	11.25%	S + 5.75% (Incl. 2.50% PIK)	08/24/27	6,516	6,434	6,435	(6) (8)
CivicPlus LLC	Software	11.25%	S + 5.75% (Incl. 2.50% PIK)	08/24/27	3,087	3,046	3,049	(6) (8)
CivicPlus LLC	Software		S + 5.75% (Incl. 2.50% PIK)	08/24/27	1,217	(15)	(15)	(6) (8) (9)
CloudBees, Inc.	Software	12.46%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	29,848	28,874	29,848	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
CloudBees, Inc.	Software	12.46%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		$12,755	$12,316	$12,755	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	12.08%	S + 6.75%	11/08/30		3,482	3,400	3,395	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(8)	(9)	(6) (8) (9)
Gainsight, Inc.	Software	12.23%	S + 6.75% PIK	07/30/27		53,347	52,926	52,813	(6) (8)
Gainsight, Inc.	Software	12.23%	S + 6.75% PIK	07/30/27		5,618	2,832	2,826	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.08%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		11,685	11,575	11,568	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		1,736	(9)	(17)	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.75%	P + 4.25%	01/17/31		1,645	11	10	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.95%	S + 5.50%	12/01/28		41,433	41,361	41,226	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28		12,952	(10)	(65)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/02/27		4,710	817	801	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28		1,753	1,737	1,744	(6) (8)
NAVEX TopCo, Inc.	Software	10.83%	S + 5.50%	11/08/30		9,167	8,995	9,144	(8)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		810	(14)	(2)	(8) (9)
Ncontracts, LLC	Software	11.77%	S + 6.50%	12/11/29		10,689	10,436	10,582	(6) (8)
Ncontracts, LLC	Software	11.83%	S + 6.50%	12/11/29		987	307	319	(6) (8) (9)
Ncontracts, LLC	Software		S + 6.50%	12/11/29		987	(11)	(10)	(6) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.89%	N + 5.00%	05/03/29	NOK	47,123	4,361	4,391	(6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.31%	S + 5.00%	05/03/29		19,070	18,977	18,975	(6) (7)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		4,444	(11)	(11)	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.20%	SN + 5.00%	05/03/29		4,201	616	615	(6) (7) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	10.20%	SN + 5.00%	05/03/29	GBP	2,150	2,695	2,704	(6) (7)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28		13,884	13,597	13,745	(6) (8)
Onyx CenterSource, Inc.	Software	12.20%	S + 6.75%	12/15/28		1,047	328	338	(6) (8) (9)
Pioneer Buyer I, LLC	Software	11.83%	S + 6.50%	11/01/28		30,524	30,210	30,448	(6) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27		4,300	(48)	(11)	(6) (8) (9)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28		34,387	34,090	34,387	(6) (8)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28		4,806	2,720	2,761	(6) (8) (9)
Singlewire Software, LLC	Software	11.34%	S + 6.00%	05/10/29		765	746	758	(6) (8)
Singlewire Software, LLC	Software		S + 6.00%	05/10/29		129	(3)	(1)	(6) (8) (9)
Smarsh, Inc.	Software	11.08%	S + 5.75%	02/16/29		26,667	26,471	26,400	(8)
Smarsh, Inc.	Software	11.08%	S + 5.75%	02/16/29		6,667	3,297	3,267	(8) (9)
Smarsh, Inc.	Software	11.09%	S + 5.75%	02/16/29		1,667	789	783	(8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.68%	S + 6.25%	07/02/27		41,043	40,680	40,633	(6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.68%	S + 6.25%	07/02/27		12,313	12,175	12,190	(6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.68%	S + 6.25%	07/02/27		4,925	2,915	2,906	(6) (8) (9)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25		23,573	23,285	23,337	(6) (8)
WorkForce Software, LLC	Software	12.75%	S + 7.25% (Incl. 3.00% PIK)	07/31/25		3,324	3,304	3,291	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	$2,444	$2,426	$2,419	(6) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	1,894	(10)	(19)	(6) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.85%	S + 6.50%	07/01/27	6,231	6,117	6,169	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	17,935	17,757	17,755	(6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	9,783	208	209	(6) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	2,283	(23)	(23)	(6) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	11.59%	S + 6.25%	09/29/27	5,722	5,673	5,664	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	16,515	16,133	16,267	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	13,031	4,206	4,215	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.58%	S + 5.25%	12/31/29	25,219	24,846	24,841	(6)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29	2,988	(44)	(45)	(6) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors		S + 5.25%	12/31/29	1,793	(13)	(27)	(6) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.35%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	42,573	42,498	42,360	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	3,424	(3)	(17)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/23/31	6,000	5,910	5,910	(6)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/23/31	3,333	(25)	(25)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.60%	S + 5.25%	06/21/30	667	17	17	(6) (9)
Total 1st Lien/Senior Secured Debt						3,263,591	3,088,851
1st Lien/Last-Out Unitranche (10) - 7.66%
Doxim, Inc.	Financial Services	11.84%	S + 6.40%	06/01/26	$38,967	$38,369	$37,311	(6) (8)
Doxim, Inc.	Financial Services	11.83%	S + 6.40%	06/01/26	22,863	22,456	21,891	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	19,504	19,118	19,114	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	7,591	4,484	4,332	(6) (8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	6,255	6,198	6,193	(6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.59%	S + 6.25%	12/07/28	3,745	1,395	1,391	(6) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.89%	S + 6.55%	12/06/28	10,000	8,592	8,583	(6) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	6,150	6,092	6,089	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.95%	S + 6.61%	12/22/28	3,850	414	412	(6) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.16%	S + 6.83%	02/01/29	9,428	9,338	9,333	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	12.17%	S + 6.83%	02/01/29	5,573	440	436	(6) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.25%	S + 7.00%	08/24/28	3,111	3,076	3,080	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.39%	S + 7.00%	08/24/28	1,889	202	203	(6) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	9.44%	S + 4.00%	08/31/28	5,000	3,828	3,838	(6) (8) (9)
Total 1st Lien/Last-Out Unitranche						124,002	122,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
2nd Lien/Senior Secured Debt - 2.52%
MPI Engineered Technologies, LLC	Automobile Components	12.00%	12.00% PIK	07/15/25	$19,394	$17,977	$18,133	(8)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(8) (12)
Wine.com, LLC	Beverages	17.60%	S + 12.00% PIK	04/03/27	10,428	10,910	11,210	(6) (8)
Wine.com, LLC	Beverages	17.32%	S + 12.00% PIK	04/03/27	3,082	1,695	4,853	(6) (8) (9)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(6) (8) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	1,822	(6) (8) (13)
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	16,360	—	—	(6) (8) (12)
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	5,621	4,215	4,230	(6) (8) (12)
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	10,846	9,031	—	(8) (11) (13)
Total 2nd Lien/Senior Secured Debt						53,542	40,248
Unsecured Debt - 0.55%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$14,396	$—	$—	(6) (8) (13)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	10,850	15,229	—	(6) (8) (13)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	8,304	3,020	—	(6) (8) (13)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	1,102	82	336	(8) (13)
CivicPlus LLC	Software	17.00%	S + 11.75%	06/09/34	8,623	8,451	8,408	(6) (8)
Total Unsecured Debt						26,782	8,744
Total United States						$3,467,917	$3,260,049
Total Debt Investments						$3,668,312	$3,455,437
Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)		Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 3.97%
Canada - 0.01%
Common Stock - 0.01%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels				3,579,988	$9,237	$158	(7) (12)
Total Common Stock						9,237	158
Total Canada						$9,237	$158
Germany - 0.00%
Common Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16		1,399,556	$—	$—	(7) (8) (11) (12)
Total Common Stock						—	—
Preferred Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering		10/25/16		90,469	$778	$—	(7) (8) (11) (13)
Total Preferred Stock						778	—
Total Germany						$778	$—
Singapore - 0.00%
Common Stock - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21		3,126,780	$5,300	$—	(7) (8) (11) (12)
Total Common Stock						5,300	—
Total Singapore						$5,300	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)	Shares(4)	Cost	Fair Value	Footnotes
United States - 3.96%
Common Stock - 1.53%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24	610	$610	$610	(6) (12)
Thrasio, LLC	Broadline Retail		06/18/24	252,754	—	—	(6) (8) (11) (12)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (8) (11) (12)
Foundation Software - Class B	Construction & Engineering		08/31/20	11,826	—	74	(6) (8) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(8) (11) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(8) (11) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24	2,116,564	2,117	2,117	(6) (11) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,975	(6) (8) (11) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,273	(6) (8) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,664	(8) (11) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(6) (8) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	731,038	—	—	(8) (11) (12)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(8) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	1,780	(6) (8) (12)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(6) (8) (11) (12)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	3,407	(6) (8) (12)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	2,933	60	(6) (8) (12)
Total Common Stock					41,776	24,356
Preferred Stock - 2.41%
Wine.com, LLC	Beverages		11/14/18	535,226	$8,225	$—	(6) (8) (12)
Wine.com, LLC	Beverages		03/03/21	124,040	3,067	—	(6) (8) (12)
Foundation Software	Construction & Engineering		08/31/20	22	21	31	(6) (8) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	354,698	113	103	(8) (11) (12)
MedeAnalytics, Inc.	Health Care Technology		10/09/20	—	—	—	(6) (8) (11) (12) (16)
WSO2, Inc.	IT Services		11/04/21	561,918	8,875	8,878	(6) (8) (12)
CloudBees, Inc.	Software		11/24/21	1,152,957	12,899	15,980	(6) (8) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software		12/02/21	10,597	10,332	13,498	(6) (8) (12)
Total Preferred Stock					43,532	38,490
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	$—	$—	(6) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(6) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	—	—	(6) (8) (12)
CloudBees, Inc.	Software		11/24/21	333,980	1,849	301	(6) (8) (12)
Total Warrants					1,849	301
Total United States					$87,157	$63,147
Total Equity Securities					$102,472	$63,305
Total Investments - 220.49%					$3,770,784	$3,518,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2024, 1 month S was 5.34%, 3 month S was 5.32%, 6 month S was 5.25%, 3 month SN was 5.20%, 1 month C was 5.00%, 3 month C was 4.97%, 3 month N was 4.73% and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euros ("EUR"), Great British Pounds (“GBP”), Norwegian Kroner ("NOK") or Canadian Dollars ("CAD").
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the aggregate fair value of these securities is $266,715 or 7.35% of the Company’s total assets.
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
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $63,147 or 3.96% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Share amount rounds to less than 1.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 1,440	GBP 1,322	10/04/24	$(231)
Bank of America, N.A.	USD 3,648	Euro 3,606	10/04/24	(231)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	(78)
				$(540)

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Prepayment premiums	$—	$—	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,796	$389	$4,932	$613

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and six months ended June 30, 2024, was $1,741 and $3,064. Amortization income of the Purchase Discount for the three and six months ended June 30, 2023 was $1,437 and $2,357. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company had certain investments held in 10 portfolio companies on non-accrual status, which represented 7.6% and 3.4% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in 10 portfolio companies on non-accrual status, which represented 3.8% and 2.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $61,612 and $52,363. Foreign currency of $1,482 and $3,586 (acquisition cost of $1,473 and $3,522) is included in cash as of June 30, 2024 and December 31, 2023.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2024, the Company accrued excise taxes of $1,241 and $2,315. As of June 30, 2024, $3,019 of accrued excise taxes remained payable. For the three and six months ended June 30, 2023, the Company accrued excise taxes of $891 and $1,649.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2024, Management Fees amounted to $8,865 and $17,597. As of June 30, 2024, $8,865 remained payable. For the three and six months ended June 30, 2023, Management Fees amounted to $8,970 and $17,891.

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

For the three and six months ended June 30, 2024, Incentive Fees based on income amounted to $0 and $10,882. As of June 30, 2024, $0 remained payable. For the three and six months ended June 30, 2023, Incentive Fees based on income amounted to $7,837 and $30,139, and the Investment Adviser voluntarily agreed to waive $0 and $1,986 of such Incentive Fees.

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

For the three and six months ended June 30, 2024 and 2023, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $526 and $1,038. As of June 30, 2024, $522 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $498 and $1,012.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $7 and $14. As of June 30, 2024, $6 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $2 and $3.

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

Affiliates

GS Group Inc. owned 5.6% as of June 30, 2024 and 5.9% as of December 31, 2023 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$677,619	$(677,619)	$—	$—	$—	$591
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	10,333	(184)	—	(7)	10,142	176
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	—	—	(100)	9,001	679
Kawa Solar Holdings Limited	1,073	—	—	—	(176)	897	—
MedeAnalytics, Inc.	146	—	—	—	2	148	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,272	(529)	—	239	21,126	949
Thrasio, LLC	—	16,844	—	—	—	16,844	25
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	905	—	—	(4)	901	28
Total Non-Controlled Affiliates	$42,419	$711,101	$(685,588)	$(2,015)	$(1,462)	$64,455	$2,768
Total Affiliates	$42,419	$711,101	$(685,588)	$(2,015)	$(1,462)	$64,455	$2,768

For the Year Ended December 31, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$(22,366)	$22,366	$—	$—
Total Controlled Affiliates	$—	$—	$—	$(22,366)	$22,366	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$750,888	$(750,888)	$—	$—	$—	$638
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	235	(218)	—	(2,639)	6,437	731
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(804)	4,122	270
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	466	9,101	341
Kawa Solar Holdings Limited	1,283	—	—	—	(210)	1,073	—
MedeAnalytics, Inc.	—	142	—	—	4	146	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	3,909	(108)	—	651	16,144	1,462
Total Non-Controlled Affiliates	$40,991	$755,174	$(751,214)	$—	$(2,532)	$42,419	$3,442
Total Affiliates	$40,991	$755,174	$(751,214)	$(22,366)	$19,834	$42,419	$3,442

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were $0 and $206 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,423,490	$3,245,846	$3,209,938	$3,107,469
1st Lien/Last-Out Unitranche	163,443	160,599	148,067	144,743
2nd Lien/Senior Secured Debt	53,542	40,248	84,626	66,562
Unsecured Debt	27,837	8,744	27,930	27,314
Preferred Stock	44,310	38,490	44,198	37,296
Common Stock	56,313	24,514	57,183	30,701
Warrants	1,849	301	1,849	244
Total	$3,770,784	$3,518,742	$3,573,791	$3,414,329

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value		Net Assets
Software	17.7%	39.3%	17.4%		37.1%
Health Care Providers & Services	11.4	25.1	12.4		26.4
Financial Services	9.2	20.3	9.7		20.8
Professional Services	8.6	18.9	9.9		21.1
Health Care Technology	7.9	17.6	8.4		18.0
Diversified Consumer Services	6.0	13.1	5.1		10.9
IT Services	5.0	11.0	5.0		10.6
Real Estate Mgmt. & Development	4.5	10.0	4.8		10.3
Commercial Services & Supplies	4.2	9.2	3.1		6.6
Health Care Equipment & Supplies	3.1	7.0	2.4		5.1
Trading Companies & Distributors	2.7	5.9	1.4		3.0
Chemicals	2.5	5.5	2.1		4.6
Interactive Media & Services	2.3	5.1	3.6		7.6
Entertainment	2.0	4.4	2.1		4.6
Hotels, Restaurants & Leisure	1.7	3.7	1.7		3.7
Automobiles	1.6	3.4	—	(1)	—	(1)
Independent Power and Renewable Electricity Producers	1.4	3.0	1.4		2.9
Insurance	1.1	2.5	1.1		2.3
Wireless Telecommunication Services	1.1	2.5	0.7		1.6
Construction & Engineering	1.0	2.3	1.1		2.3
Household Products	0.8	1.9	1.0		2.1
Automobile Components	0.5	1.1	0.4		0.9
Specialty Retail	0.5	1.1	—		—
Broadline Retail	0.5	1.1	0.7		1.4
Pharmaceuticals	0.5	1.0	0.4		0.9
Beverages	0.5	1.0	0.8		1.8
Aerospace & Defense	0.3	0.7	0.1		0.1
Media	0.3	0.6	0.3		0.6
Energy Equipment & Services	0.3	0.6	0.3		0.6
Textiles, Apparel & Luxury Goods	0.2	0.4	0.4		0.8
Capital Markets	0.2	0.3	0.2		0.3
Leisure Products	0.1	0.3	0.1		0.3
Consumer Staples Distribution & Retail	0.1	0.3	0.1		0.3
Communications Equipment	0.1	0.2	0.2		0.4
Building Products	0.1	0.1	0.1		0.1
Oil, Gas & Consumable Fuels(1)	—	—	—		—
Food Products(1)	—	—	—		—
Distributors(1)	—	—	—		—
Transportation Infrastructure	—	—	1.5		3.1
Total	100.0%	220.5%	100.0%		213.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2024		December 31, 2023
United States	94.4%		95.1%
Canada	4.3		3.6
United Kingdom	1.3		1.2
Germany	—	(1)	0.1
Singapore (1)	—		—
Total	100.0%		100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,837,746	Discounted cash flows	Discount Rate	8.3% - 56.5%	12.4%
	$18,105	Collateral analysis	Recovery Rate	22.9% - 28.0%	27.7%
	$86,508	Comparable multiples	EV/Revenue	0.4x - 1.9x	1.8x
1st Lien/Last-Out Unitranche	$160,599	Discounted cash flows	Discount Rate	8.9% - 13.4%	12.5%
2nd Lien/Senior Secured Debt	$34,196	Discounted cash flows	Discount Rate	17.2% - 18.8%	18.0%
	$6,052	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	9.2x
Unsecured Debt	$8,408	Discounted cash flows	Discount Rate	—	17.3%
	$336	Comparable multiples	EV/EBITDA(6)	—	7.5x
Equity
Preferred Stock	$13,632	Comparable multiples	EV/EBITDA(6)	10.0x - 31.4x	31.2x
	$24,858	Comparable multiples	EV/Revenue	3.7x - 5.9x	4.5x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.5%
	$12,826	Comparable multiples	EV/EBITDA(6)	3.5x - 20.0x	7.4x
	$3,407	Comparable multiples	EV/Revenue	—	13.0x
Warrants	$301	Comparable multiples	EV/Revenue	—	3.7x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,744,907	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.6%
	$40,591	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$1,073	Collateral analysis	Recovery Rate	—	27.4%
	$58,157	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.8x
1st Lien/Last-Out Unitranche	$125,245	Discounted cash flows	Discount Rate	8.9% - 12.6%	12.3%
2nd Lien/Senior Secured Debt	$50,052	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.3%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	8.3x
	$14,809	Comparable multiples	EV/Revenue	—	0.3x
Unsecured Debt	$17,905	Discounted cash flows	Discount Rate	15.8% - 20.3%	18.7%
	$255	Comparable multiples	EV/EBITDA(6)	—	8.9x
	$9,154	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$12,846	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	31.1x
	$24,450	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$9,518	Discounted cash flows	Discount Rate	16.8% - 29.7%	24.9%
	$16,950	Comparable multiples	EV/EBITDA(6)	3.8x - 17.5x	9.2x
	$4,043	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$244	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of June 30, 2024, included within the fair value of Level 3 assets of $3,411,443 is an amount of $199,073 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,040,949 or 90.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$107,141	$3,138,705	$3,245,846	$—	$70,504	$3,036,965	$3,107,469
1st Lien/Last-Out Unitranche	—	—	160,599	160,599	—	—	144,743	144,743
2nd Lien/Senior Secured Debt	—	—	40,248	40,248	—	—	66,562	66,562
Unsecured Debt	—	—	8,744	8,744	—	—	27,314	27,314
Preferred Stock	—	—	38,490	38,490	—	—	37,296	37,296
Common Stock	158	—	24,356	24,514	190	—	30,511	30,701
Warrants	—	—	301	301	—	—	244	244
Total Assets	$158	$107,141	$3,411,443	$3,518,742	$190	$70,504	$3,343,635	$3,414,329
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(540)	$—	$(540)	$—	$(726)	$—	$(726)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$3,036,965	$599,413	$(48,131)	$(75,846)	$(392,018)	$11,812	$6,510	$—	$3,138,705	$(105,050)
1st Lien/Last-Out Unitranche	144,743	15,176	—	478	(205)	407	—	—	160,599	478
2nd Lien/Senior Secured Debt	66,562	7,980	—	4,770	(40,130)	1,066	—	—	40,248	5,728
Unsecured Debt	27,314	2,271	(2,025)	(18,478)	—	(338)	—	—	8,744	(18,730)
Preferred Stock	37,296	112	—	1,082	—	—	—	—	38,490	1,082
Common Stock	30,511	2,727	491	(5,285)	(4,088)	—	—	—	24,356	(3,451)
Warrants	244	—	—	57	—	—	—	—	301	57
Total Assets	$3,343,635	$627,679	$(49,665)	$(93,222)	$(436,441)	$12,947	$6,510	$—	$3,411,443	$(119,886)
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$3,050,929	$124,123	$(3,274)	$(9,883)	$(73,468)	$9,089	$—	$(34,201)	$3,063,315	$(12,916)
1st Lien/Last-Out Unitranche	116,230	1,182	—	(655)	(205)	629	—	—	117,181	(655)
2nd Lien/Senior Secured Debt	89,573	391	(35,383)	33,518	—	549	—	—	88,648	(1,865)
Unsecured Debt	7,630	1,244	—	(33)	—	13	—	—	8,854	(33)
Preferred Stock	42,377	—	(42)	1,169	—	—	—	—	43,504	1,127
Common Stock	34,497	—	(883)	4,476	—	—	—	—	38,090	3,593
Warrants	611	—	—	(160)	—	—	—	—	451	(160)
Total Assets	$3,341,847	$126,940	$(39,582)	$28,432	$(73,673)	$10,280	$—	$(34,201)	$3,360,043	$(10,909)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2024	December 31, 2023
Revolving Credit Facility	3	$695,067	$972,241
2025 Notes	2	$355,428	$352,800
2026 Notes	2	$478,000	$476,450
2027 Notes	2	$403,920	$—

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 181% and 187%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$1,000,232	$695,067	$1,695,000	$724,081	$972,241
2025 Notes	360,000	—	359,148	360,000	—	358,459
2026 Notes	500,000	—	497,047	500,000	—	496,094
2027 Notes	400,000	—	392,325	—	—	—
Total Debt	$2,955,000	$1,000,232	$1,943,587	$2,555,000	$724,081	$1,826,794

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $597,674, in Euros of EUR 0, in GBP of GBP 28,750 and in CAD of CAD 83,520. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $890,674, in Euros of EUR 37,700, in GBP of GBP 26,000 and in CAD of CAD 9,020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 was 5.38% and the year ended December 31, 2023 was 5.31%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 was $1,901,831 and the year ended December 31, 2023 was $1,930,027.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and June 28, 2024.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542,500.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, (i) in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread, and (ii) in the case of borrowings denominated in Canadian Dollars only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. With respect to borrowings denominated in USD, the Company may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders, which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders, will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2024, the Company was in compliance with these covenants.

Costs of $33,254 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, the unamortized deferred financing costs were $13,526 and $14,937.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$12,431	$18,666	$29,129	$36,910
Facility fees	963	586	1,706	1,100
Amortization of financing costs	834	733	1,637	1,456
Total	$14,228	$19,985	$32,472	$39,466
Weighted average interest rate	7.37%	6.95%	7.36%	6.69%
Average outstanding balance	$678,758	$1,077,448	$795,677	$1,112,032

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

The below table presents the components of the carrying value of the 2025 Notes:

	June 30, 2024	December 31, 2023
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	852	1,541
Carrying Value	$359,148	$358,459

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$3,375	$3,375	$6,750	$6,750
Amortization of debt issuance costs	345	345	689	686
Total	$3,720	$3,720	$7,439	$7,436

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

The below table presents the components of the carrying value of the 2026 Notes:

	June 30, 2024	December 31, 2023
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	2,953	3,906
Carrying Value	$497,047	$496,094

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$3,594	$3,594	$7,188	$7,189
Amortization of debt issuance costs	477	476	953	948
Total	$4,071	$4,070	$8,141	$8,137

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

The below table presents the components of the carrying value of the 2027 Notes:

	June 30, 2024	December 31, 2023
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	7,675	—
Carrying Value	$392,325	$—

The below table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$6,375	$—	$7,792	$—
Amortization of debt issuance costs	709	—	873	—
Total	$7,084	$—	$8,665	$—

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

For the three and six months ended June 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $7,749. For the three and six months ended June 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $7,749.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	June 30, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(540)	(726)
Net Amount of Assets or (Liabilities)	$(540)	$(726)
Collateral (Received) Pledged (1)	540	590
Net Amounts (2)	$—	$(136)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	41	(88)	186	(129)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$41	$(88)	$186	$(129)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,260	$1,260
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	305
ABC Investment Holdco Inc. (dba ABC Plumbing)	4,601	—
Acquia, Inc.	1,961	12,003
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,805	9,650
AI Titan Parent, Inc. (dba Prometheus)	9,408	—
Amspec Parent, LLC	984	984
AQ Helios Buyer, Inc. (dba SurePoint)	17,099	11,705
AQ Sunshine, Inc. (dba Relation Insurance)	2,638	3,383
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	14,850	—
ASM Buyer, Inc.	4,878	4,878
Assembly Intermediate LLC	7,698	7,698
ATX Networks Corp.	361	—
Bayside Opco, LLC (dba Pro-PT)	415	415
Bigchange Group Limited	3,034	3,059
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
BSI3 Menu Buyer, Inc (dba Kydia)	13	38
Bullhorn, Inc.	1,344	1,344
Businessolver.com, Inc.	2,068	2,298
Capitol Imaging Acquisition Corp.	180	180
Charger Debt Merger Sub, LLC (dba Classic Collision)	11,808	—
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	31,283	3,089
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	3,972	—
Circustrix Holdings, LLC (dba SkyZone)	376	806
CivicPlus LLC	1,217	803
Clearcourse Partnership Acquireco Finance Limited	7,494	7,556
Coding Solutions Acquisition, Inc.	4,727	12,540
Computer Services, Inc.	14,830	—
CorePower Yoga LLC	1,687	1,687
Coretrust Purchasing Group LLC	4,953	226
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Buyer Company (dba Intoxalock)	78	78
DECA Dental Holdings LLC	—	228
Diligent Corporation	21,036	1,426
Elemica Parent, Inc.	248	—
ESO Solutions, Inc.	724	1,448
Experity, Inc.	81	81
Formulations Parent Corporation (dba Chase Corp)	835	835
Frontgrade Technologies Holdings Inc.	250	250
Fullsteam Operations LLC	38,802	14,488
Gainsight, Inc.	2,736	2,736
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,354	1,963
Governmentjobs.com, Inc. (dba NeoGov)	16,837	17,662
GPS Phoenix Buyer, Inc. (dba Guidepoint)	1,588	1,588
GS AcquisitionCo, Inc. (dba Insightsoftware)	7,366	982

	Unfunded Commitment Balances(1)
	June 30, 2024	December 31, 2023
Harrington Industrial Plastics, LLC	$8,620	$1,693
HealthEdge Software, Inc.	3,800	3,800
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Highfive Dental Holdco, LLC	2,188	2,188
Honor HN Buyer, Inc	5,009	6,476
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,172	1,535
iCIMS, Inc.	12,254	12,875
Intelligent Medical Objects, Inc.	1,490	3,311
Internet Truckstop Group, LLC (dba Truckstop)	—	4,400
iWave Information Systems, Inc.	438	438
Kaseya Inc.	1,803	1,858
Kene Acquisition, Inc. (dba Entrust)	5,478	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	27	—
LS Clinical Services Holdings, Inc (dba CATO)	220	1,340
MerchantWise Solutions, LLC (dba HungerRush)	711	3,021
Millstone Medical Outsourcing, LLC	2,217	2,217
MRI Software LLC	1,612	1,612
NAVEX TopCo, Inc.	810	810
Ncontracts, LLC	1,644	1,973
NCWS Intermediate, Inc. (dba National Carwash Solutions)	4,781	—
NFM & J, L.P. (dba the Facilities Group)	2,842	2,992
Northstar Acquisition HoldCo, LLC (dba n2y)	8,008	—
One GI LLC	—	3,610
Onyx CenterSource, Inc.	698	698
PDDS Holdco, Inc. (dba Planet DDS)	9,468	3,988
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc	—	1,137
Premier Care Dental Management, LLC	—	2,645
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	—
Prophix Software Inc. (dba Pound Bidco)	1,906	5,104
PT Intermediate Holdings III, LLC (dba Parts Town)	3,424	—
Recochem, Inc	2,156	2,441
Recorded Books Inc. (dba RBMedia)	1,807	749
Riverpoint Medical, LLC	2,047	3,070
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rubrik, Inc.	2,045	4,320
Singlewire Software, LLC	129	129
Smarsh, Inc.	4,200	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	17,545	5,415
SpendMend, LLC	199	210
StarCompliance Intermediate, LLC	775	1,025
Sundance Group Holdings, Inc. (dba NetDocuments)	1,970	2,463
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	4,385	—
Sunstar Insurance Group, LLC	1,345	3,448
Superior Environmental Solutions	1,600	880
Superman Holdings, LLC (dba Foundation Software)	1,074	1,074
Sweep Purchaser LLC	4,541	92
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	2,339	4,450
Total Vision LLC	1,270	1,895
Trader Corporation	17	18
United Flow Technologies Intermediate Holdco II, LLC	3,973	—
UP Acquisition Corp. (dba Unified Power)	1,902	1,902
USA DeBusk, LLC	4,268	—
USN Opco LLC (dba Global Nephrology Solutions)	961	961
Valet Waste Holdings, Inc. (dba Valet Living)	3,697	—
VASA Fitness Buyer, Inc.	595	833
VisionSafe Holdings, Inc.	1,219	—
Volt Bidco, Inc. (dba Power Factors)	4,073	5,727
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	2,243	2,401
Wellness AcquisitionCo, Inc. (dba SPINS)	4,800	6,600
Whitewater Holding Company LLC	380	2,391
WorkForce Software, LLC	1,894	1,894
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	7,987	1,141
Zeus Company, Inc.	7,993	—
Total 1st Lien/Senior Secured Debt	$460,107	$289,198

	Unfunded Commitment Balances(1)
	June 30, 2024	December 31, 2023
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$3,107	$4,151
EIP Consolidated, LLC (dba Everest Infrastructure)	2,316	3,745
K2 Towers III, LLC	1,317	2,606
Skyway Towers Intermediate LLC	3,400	3,850
Tarpon Towers II LLC	5,081	—
Thor FinanceCo LLC (dba Harmoni Towers)	1,667	1,889
Towerco IV Holdings, LLC	1,112	2,083
Total 1st Lien/Last-Out Unitranche	$18,000	$18,324
2nd Lien/Senior Secured Debt
Wine.com, LLC	$1,387	$—
Total 2nd Lien/Senior Secured Debt	$1,387	$—
Total	$479,494	$307,522

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
Gross Proceeds	$70,074	$107,009
Underwriting/Offering Expenses	(825)	(1,725)
Net Proceeds	$69,249	$105,284
Number of Shares Issued	4,521,185	6,941,820
Average Sales Price per Share	$15.50	$15.42

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2024
February 21, 2024	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024	June 28, 2024	July 26, 2024	$0.45	132,515
For the Six Months Ended June 30, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45	101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45	100,381

* In accordance with the Company’s DRIP, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in net assets from operations	$(54,213)	$65,664	$(11,761)	$93,727
Weighted average shares outstanding	114,363,722	109,463,144	112,220,299	107,040,899
Basic and diluted earnings (loss) per share	$(0.47)	$0.60	$(0.10)	$0.88

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2024		June 30, 2023
Per Share Data:(1)
NAV, beginning of period	$14.62		$14.61
Net investment income	1.14		1.05
Net realized and unrealized gains (losses)(2)	(1.22)		(0.18)
Income tax provision, realized and unrealized gains	—	(3)	(0.01)
Net increase (decrease) in net assets from operations	(0.08)		0.86
Issuance of common stock, net of underwriting and offering costs	0.03		0.02
Distributions to common stockholders	(0.90)		(0.90)
Total increase (decrease) in net assets	(0.95)		(0.02)
NAV, end of period	$13.67		$14.59
Market price, end of period	$15.03		$13.86
Shares outstanding, end of period	116,744,389		109,463,144
Weighted average shares outstanding	112,220,299		107,040,899
Total return based on NAV(4)	(0.70%)		6.25%
Total return based on market value(5)	8.96%		7.49%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,595,894		$1,596,850
Ratio of net expenses to average net assets	11.55%		13.89%
Ratio of net expenses before voluntary waivers to average net assets	11.55%		14.15%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.09%		3.10%
Ratio of interest and other debt expenses to average net assets	7.09%		7.14%
Ratio of net incentive fees to average net assets	1.37%		3.65%
Ratio of total expenses to average net assets	11.55%		14.15%
Ratio of net investment income to average net assets	15.99%		14.60%
Portfolio turnover	13%		2%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions recorded and issuance of common stock in connection with the Merger, which reflects the actual amount per share for the applicable period.
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

On August 8, 2024, the Board of Directors declared a quarterly distribution of $0.45 per share payable on October 28, 2024 to holders of record as of September 30, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2024, we originated approximately $8.13 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,423.49	$3,245.85	$3,209.94	$3,107.47
First Lien/Last-Out Unitranche	163.44	160.60	148.07	144.74
Second Lien/Senior Secured Debt	53.54	40.25	84.62	66.56
Unsecured Debt	27.84	8.74	27.93	27.31
Preferred Stock	44.31	38.49	44.20	37.30
Common Stock	56.31	24.51	57.18	30.70
Warrants	1.85	0.30	1.85	0.25
Total Investments	$3,770.78	$3,518.74	$3,573.79	$3,414.33

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.3%	12.7%	12.1%	13.5%
First Lien/Last-Out Unitranche(2) (3)	13.1	14.2	13.1	14.4
Second Lien/Senior Secured Debt(2)	11.7	14.8	9.2	11.4
Unsecured Debt(2)	5.3	16.9	15.4	15.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.0%	12.6%	11.8%	13.2%

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

As of June 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 11.0% and 12.6%, as compared to 11.8% and 13.2% as of December 31, 2023. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at cost and fair value was primarily driven by the restoration of MPI Engineered Technologies, LLC to accrual status. Within Unsecured Debt, the decrease in weighted average yield at cost and increase in fair value was primarily driven by the underperformance of Wine.com.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	155	144
Percentage of performing debt bearing a floating rate(1)	99.5%	99.9%
Percentage of performing debt bearing a fixed rate(1)(2)	0.5%	0.1%
Weighted average yield on debt and income producing investments, at amortized cost(3)	12.3%	12.6%
Weighted average yield on debt and income producing investments, at fair value(3)	13.3%	13.8%
Weighted average leverage (net debt/EBITDA)(4)	6.1x	6.1x
Weighted average interest coverage(4)	1.5x	1.5x
Median EBITDA(4)	$63.11 million	$53.98 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 27.8% and 42.9% of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$58.44	1.7%	$46.81	1.4%
Grade 2	3,155.19	89.7	3,014.62	88.2
Grade 3	185.16	5.2	272.01	8.0
Grade 4	119.95	3.4	80.89	2.4
Total Investments	$3,518.74	100.0%	$3,414.33	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $58.44 million being upgraded from grade 2 investment performance rating to grade 1 investment performance rating due to potential exits, partially offset by the exit of investments with an aggregate fair value of $46.81 million. The decrease in investments with a grade 3 investment performance rating was primarily driven by an investment with a fair value of $49.09 million being downgraded to grade 4 performance rating due to financial underperformance, and an investment with a fair value of $30.01 million being upgraded to grade 2 performance rating due to improved performance. The increase in investments with grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $86.36 million being downgraded from grade 3 investment performance rating and grade 2 investment performance rating due to underperformance, partially offset by investments with an aggregate fair value of $41.83 million being upgraded to grade 3 investment rating due to improved performance and restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,486.05	92.4%	$3,437.55	96.2%
Non-accrual	284.73	7.6	136.24	3.8
Total Investments	$3,770.78	100.0%	$3,573.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$434.35	$86.31
Second Lien/Senior Secured Debt	3.08	—
Common Stock	2.73	—
Total	$440.16	$86.31
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$226.38	$24.27
First Lien/Last-Out Unitranche	0.10	0.10
Common Stock	—	0.57
Total	$226.48	$24.94
Net increase (decrease) in portfolio	$213.68	$61.37
Number of new portfolio companies with new investment commitments	10	4
Total new investment commitment amount in new portfolio companies	$158.75	$14.24
Average new investment commitment amount in new portfolio companies	$15.88	$3.56
Number of existing portfolio companies with new investment commitments	15	5
Total new investment commitment amount in existing portfolio companies	$281.41	$72.07
Weighted average remaining term for new investment commitments (in years)(2)	5.5	6.3
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.0%	13.6%
Weighted average yield on new investment commitments(5)	10.9%	13.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.9%	10.6%
Weighted average yield on investments sold or repaid(7)	10.9%	10.4%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Total investment income	$108.62	$112.08	$220.16	$219.49
Net expenses	40.42	46.70	90.02	105.35
Net investment income before taxes	68.20	65.38	130.14	114.14
Income tax expense, including excise tax	1.24	0.88	2.32	1.65
Net investment income after taxes	66.96	64.50	127.82	112.49
Net realized gain (loss) on investments	(32.68)	(2.95)	(49.67)	(39.21)
Net unrealized appreciation (depreciation) on investments	(89.51)	6.35	(92.58)	24.57
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	0.80	(2.07)	2.48	(3.56)
Net realized and unrealized gains (losses)	(121.39)	1.33	(139.77)	(18.20)
Income tax (provision) benefit for realized and unrealized gains	0.22	(0.17)	0.19	(0.56)
Net increase (decrease) in net assets from operations	$(54.21)	$65.66	$(11.76)	$93.73

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Net investment income after taxes	$66.96	$64.50	$127.82	$112.49
Less: Purchase Discount amortization	1.74	1.44	3.06	2.36
Adjusted net investment income after taxes	$65.22	$63.06	$124.76	$110.13

Net realized and unrealized gains (losses)	$(121.39)	$1.33	$(139.77)	$(18.20)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(1.74)	(1.45)	(3.17)	(2.87)
Less: Realized gain (loss) due to the Purchase Discount	—	0.01	0.11	0.51
Adjusted net realized and unrealized gains (losses)	$(119.65)	$2.77	$(136.71)	$(15.84)

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest	$95.19	$102.48	$192.76	$201.12
Payment-in-kind income	11.86	8.79	24.56	16.55
Other income	0.80	0.67	1.66	1.57
Dividend income	0.77	0.14	1.18	0.25
Total Investment Income	$108.62	$112.08	$220.16	$219.49

In the table above:

•
Interest income from investments decreased from $102.48 million for the three months ended June 30, 2023 to $95.19 million for the three months ended June 30, 2024, primarily due to the investments being placed on non-accrual status as a result of underperformance during the quarter. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $0.39 million for the three months ended June 30, 2023, and $2.80 million for the three months ended June 30, 2024.
•
Interest income from investments decreased from $201.12 million for the six months ended June 30, 2023 to $192.76 million for the six months ended June 30, 2024, primarily driven by the increase in the number of investments moving from cash only payments of interest to both cash and PIK payments of interest. Included in interest income is accelerated accretion of upfront loan origination fees and unamortized discounts of $0.61 million for the six months ended June 30, 2023, and $4.93 million for the six months ended June 30, 2024.
•
PIK income from investments increased from $8.79 million and $16.55 million for the three and six months ended June 30, 2023 to $11.86 million and $24.56 million for the three and six months ended June 30, 2024. The increase was due to the increase in the number of investments earning PIK income, which includes the impact of restructuring of certain investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest and other debt expenses	$29.10	$27.78	$56.72	$55.04
Incentive fees	—	7.84	10.88	30.14
Management fees	8.87	8.97	17.60	17.89
Professional fees	1.21	0.89	2.32	1.77
Directors’ fees	0.21	0.20	0.41	0.42
Other general and administrative expenses	1.03	1.02	2.09	2.08
Total Expenses	$40.42	$46.70	$90.02	$107.34
Fee waivers	—	—	—	(1.99)
Net Expenses	$40.42	$46.70	$90.02	$105.35
In the table above:

•
Interest and other debt expenses increased from $27.78 million and $55.04 million for the three and six months ended June 30, 2023 to $29.10 million and $56.72 million for the three and six months ended June 30, 2024. The increase was primarily driven by higher amortization of deferred financing and debt issuance costs due to the issuance of the 2027 Notes and the Revolving Credit Facility amendment.
•
Incentive fees decreased from $7.84 million and $30.14 million for the three and six months ended June 30, 2023 to $0 million and $10.88 million for the three and six months ended June 30, 2024. The decrease was driven by the performance of the investment portfolio for the twelve quarters ended June 30, 2024 as compared to the twelve quarters ended June 30, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
For the three and six months ended June 30, 2023, our Investment Adviser voluntarily waived incentive fees of $0 million and $1.99 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Thrasio, LLC	$(26.51)	$—	$(26.51)	$—
Diligent Corporation	(3.50)	—	(3.51)	—
ATX Networks Corp.	(2.51)	—	(2.51)	—
Other, net	(0.16)	0.01	0.35	0.02
PPT Management Holdings, LLC (dba Pro-PT)	—	(2.48)	—	(2.48)
MedeAnalytics, Inc.	—	(0.85)	—	(0.85)
Jill Acquisition LLC (dba J. Jill)	—	0.37	—	0.37
Sweep Purchaser LLC	—	—	(17.49)	—
National Spine and Pain Centers, LLC	—	—	—	(36.27)
Net Realized Gain (Loss) on Investments	$(32.68)	$(2.95)	$(49.67)	$(39.21)

For the six months ended June 30, 2024, net realized losses were primarily driven by our investments in two portfolio companies. In June 2024, the restructuring of the first lien debt investments in Thrasio, LLC resulted in a realized loss of $26.51 million. In addition, in March 2024, the restructuring of the first lien debt investments in Sweep Purchaser LLC resulted in a realized loss of $17.49 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Unrealized appreciation	$37.37	$19.11	$56.60	$55.36
Unrealized depreciation	(126.88)	(12.76)	(149.18)	(30.79)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(89.51)	$6.35	$(92.58)	$24.57

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Portfolio Company:	($ in millions)
Thrasio, LLC	$21.41	$15.47
Diligent Corporation	2.42	1.31
Sweep Purchaser LLC	(0.02)	12.69
Other, net(1)	0.85	9.59
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(2.51)	(2.61)
Picture Head Midco LLC	(2.82)	(2.94)
Premier Imaging, LLC (dba Lucid Health)	(5.06)	(7.21)
Wine.com, Inc.	(10.96)	(18.77)
Zodiac Intermediate, LLC (dba Zipari)	(17.86)	(17.89)
Pluralsight, Inc	(34.03)	(39.76)
Lithium Technologies, Inc.	(40.93)	(42.46)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(89.51)	$(92.58)

(1)
For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $13.54 million and $27.13 million, and gross unrealized depreciation of $(12.69) million and $(17.54) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc, Pluralsight, Inc, Zodiac Intermediate, LLC (dba Zipari) and Wine.com, Inc., and was partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investments in Thrasio, LLC and Sweep Purchaser LLC.

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Portfolio Company:	($ in millions)
Other, net(1)	$4.38	$(2.04)
PPT Management Holdings, LLC (dba Pro-PT)	2.07	1.42
Yasso, Inc.	1.91	2.47
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1.57	0.65
Spectrum Plastics Group, Inc.	1.15	1.12
MedeAnalytics, Inc.	0.85	0.19
CloudBees, Inc.	0.61	1.20
MPI Engineered Technologies, LLC	0.36	(2.22)
Broadway Parent, LLC	0.13	1.21
National Spine and Pain Centers, LLC	—	36.27
Zep Inc.	(0.43)	(3.41)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(0.52)	(1.54)
Zodiac Intermediate, LLC (dba Zipari)	(0.64)	(1.86)
Output Services Group, Inc.	(1.01)	(1.63)
Ansira Partners, Inc.	(1.02)	(2.69)
Premier Care Dental Management, LLC	(1.05)	(1.04)
Wine.com, LLC	(2.01)	(3.53)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$6.35	$24.57

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 181% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2024:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$360.00	$—	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
Revolving Credit Facility(1)	$695.07	$—	$—	$695.07	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, we had outstanding borrowings denominated in USD of $597.67 million, in Euros (EUR) of 0 million, in British Pounds (GBP) of 28.75 million and Canadian Dollars (CAD) of 83.52 million.

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542.50 million. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and June 28, 2024.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, (i) in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread, and (ii) in the case of borrowings denominated in Canadian Dollars only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$460.10	$289.20
First Lien/Last-Out Unitranche	18.00	18.32
Second Lien/Senior Secured Debt	1.39	—
Total	$479.49	$307.52

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

RECENT DEVELOPMENTS

On August 8, 2024, our Board of Directors declared a quarterly distribution of $0.45 per share payable on October 28, 2024 to holders of record as of September 30, 2024.

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

As of June 30, 2024 and December 31, 2023, on a fair value basis, approximately 0.5% and 0.1% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.5% and 99.9% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$81.08	$(19.35)	$61.73
Up 200 basis points	54.05	(12.90)	41.15
Up 100 basis points	27.03	(6.45)	20.58
Up 75 basis points	20.27	(4.84)	15.43
Up 50 basis points	13.51	(3.22)	10.29
Up 25 basis points	6.76	(1.61)	5.15
Down 25 basis points	(6.76)	1.61	(5.15)
Down 50 basis points	(13.51)	3.22	(10.29)
Down 75 basis points	(20.27)	4.84	(15.43)
Down 100 basis points	(27.03)	6.45	(20.58)
Down 200 basis points	(54.05)	12.90	(41.15)
Down 300 basis points	(81.08)	19.35	(61.73)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Eleventh Amendment to Senior Secured Revolving Credit Agreement, dated as of June 28, 2024, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on July 3, 2024).

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

GOLDMAN SACHS BDC, INC.

Date: August 8, 2024	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 8, 2024	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: August 8, 2024	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)