Form 10-Q
period 2024-09-30
Goldman Sachs BDC, Inc.
filed 2024-11-07
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, there were 117,297,222 shares of the registrant’s common stock outstanding.

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
•
the impact of changing inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of the 2024 U.S. presidential election;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,502,026 and $3,500,119)	$3,336,893	$3,371,910
Non-controlled affiliated investments (cost of $138,303 and $73,672)	105,236	42,419
Total investments, at fair value (cost of $3,640,329 and $3,573,791)	$3,442,129	$3,414,329
Investments in affiliated money market fund (cost of $1,527 and $—)	1,527	—
Cash	52,957	52,363
Interest and dividends receivable	32,789	38,534
Deferred financing costs	12,721	14,937
Other assets	3,371	2,656
Total assets	$3,545,494	$3,522,819
Liabilities
Debt (net of debt issuance costs of $9,700 and $5,447)	$1,878,107	$1,826,794
Interest and other debt expenses payable	8,186	13,369
Management fees payable	8,855	8,708
Incentive fees payable	—	13,041
Distribution payable	52,723	49,304
Unrealized depreciation on foreign currency forward contracts	917	726
Secured borrowings	2,473	—
Accrued expenses and other liabilities	8,145	9,052
Total liabilities	$1,959,406	$1,920,994
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 117,161,940 and 109,563,525 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	117	110
Paid-in capital in excess of par	1,940,934	1,826,294
Distributable earnings (loss)	(354,963)	(224,579)
Total net assets	$1,586,088	$1,601,825
Total liabilities and net assets	$3,545,494	$3,522,819
Net asset value per share	$13.54	$14.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$97,917	$109,117	$289,185	$309,199
Payment-in-kind income	9,961	9,221	34,452	25,673
Dividend income	1	—	1	—
Other income	794	809	2,427	2,355
From non-controlled affiliated investments:
Dividend income	468	256	1,650	501
Interest income	1,218	590	2,708	1,629
Payment-in-kind income	20	53	85	153
Other income	34	10	65	33
Total investment income	$110,413	$120,056	$330,573	$339,543
Expenses:
Interest and other debt expenses	$29,298	$28,174	$86,015	$83,213
Incentive fees	—	6,237	10,882	36,376
Management fees	8,855	8,870	26,452	26,761
Professional fees	1,335	982	3,651	2,748
Directors’ fees	207	204	621	619
Other general and administrative expenses	1,046	1,137	3,143	3,220
Total expenses	$40,741	$45,604	$130,764	$152,937
Fee waivers	$—	$—	$—	$(1,986)
Net expenses	$40,741	$45,604	$130,764	$150,951
Net investment income before taxes	$69,672	$74,452	$199,809	$188,592
Income tax expense, including excise tax	$1,490	$1,503	$3,809	$3,155
Net investment income after taxes	$68,182	$72,949	$196,000	$185,437
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(83,796)	$(5,180)	$(131,446)	$(44,394)
Non-controlled affiliated investments	—	—	(2,015)	—
Foreign currency and other transactions	60	(10)	4,504	185
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	56,413	(17,813)	(34,705)	6,578
Non-controlled affiliated investments	(352)	(2,089)	(1,814)	(1,912)
Foreign currency forward contracts	(377)	232	(191)	103
Foreign currency translations and other transactions	(2,813)	3,568	(4,968)	(57)
Net realized and unrealized gains (losses)	$(30,865)	$(21,292)	$(170,635)	$(39,497)
(Provision) benefit for taxes on realized gain/loss on investments	$(189)	$—	$(333)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	$(47)	$(62)	$288	$(618)
Net increase (decrease) in net assets from operations	$37,081	$51,595	$25,320	$145,322
Weighted average shares outstanding	116,942,390	109,535,156	113,805,819	107,881,454
Basic and diluted net investment income per share	$0.58	$0.67	$1.72	$1.72
Basic and diluted earnings (loss) per share	$0.32	$0.47	$0.22	$1.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net assets at beginning of period	$1,595,894	$1,596,850	$1,601,825	$1,502,394
Increase (decrease) in net assets from operations:
Net investment income	$68,182	$72,949	$196,000	$185,437
Net realized gain (loss)	(83,736)	(5,190)	(128,957)	(44,209)
Net change in unrealized appreciation (depreciation)	52,871	(16,102)	(41,678)	4,712
(Provision) benefit for taxes on realized gain/loss on investments	(189)	—	(333)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(47)	(62)	288	(618)
Net increase (decrease) in net assets from operations	$37,081	$51,595	$25,320	$145,322
Distributions to stockholders from:
Distributable earnings	$(52,723)	$(49,304)	$(155,704)	$(147,820)
Total distributions to stockholders	$(52,723)	$(49,304)	$(155,704)	$(147,820)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$3,908	$(15)	$109,192	$97,541
Reinvestment of stockholder distributions	1,928	1,451	5,455	3,140
Net increase in net assets from capital transactions	$5,836	$1,436	$114,647	$100,681
Total increase (decrease) in net assets	$(9,806)	$3,727	$(15,737)	$98,183
Net assets at end of period	$1,586,088	$1,600,577	$1,586,088	$1,600,577
Distributions per share	$0.45	$0.45	$1.35	$1.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase in net assets from operations:	$25,320	$145,322
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(756,664)	(183,819)
Payment-in-kind interest capitalized	(41,244)	(24,384)
Investments in affiliated money market fund, net	(1,527)	—
Proceeds from sales of investments and principal repayments	621,415	263,213
Net realized (gain) loss on investments	133,461	44,394
Net change in unrealized (appreciation) depreciation on investments	36,519	(4,666)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	215	(39)
Amortization of premium and accretion of discount, net	(20,038)	(27,218)
Amortization of deferred financing and debt issuance costs	6,471	4,662
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	5,745	952
(Increase) decrease in other assets	(1,136)	(378)
Increase (decrease) in interest and other debt expenses payable	(5,513)	(7,190)
Increase (decrease) in management fees payable	147	(193)
Increase (decrease) in incentive fees payable	(13,041)	6,237
Increase (decrease) in directors’ fees payable	—	205
Increase (decrease) in accrued expenses and other liabilities	(796)	804
Net cash provided by (used for) operating activities	$(10,666)	$217,902
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$109,932	$98,085
Offering costs paid	(431)	(228)
Distributions paid	(146,830)	(141,659)
Deferred financing and debt issuance costs paid	(8,178)	(116)
Borrowings on debt	883,564	279,080
Repayments of debt	(827,997)	(416,000)
Secured borrowings	1,224	—
Net cash provided by (used for) financing activities	$11,284	$(180,838)
Net increase (decrease) in cash	$618	$37,064
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	(64)
Cash, beginning of period	52,363	39,602
Cash, end of period	$52,957	$76,602
Supplemental and non-cash activities
Interest expense paid	$82,658	$84,112
Accrued but unpaid excise tax expense	$4,509	$3,465
Accrued but unpaid distributions	$52,723	$49,304
Reinvestment of stockholder distributions	$5,455	$3,140
Exchange of investments	$202,973	$91,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 212.84%
Canada - 9.54%
1st Lien/Senior Secured Debt - 7.12%
Trader Corporation	Automobiles	10.50%	C + 5.50%	12/21/29	CAD	74,535	$53,960	$55,111	(6) (7) (8)
Trader Corporation	Automobiles	10.50%	C + 5.50%	12/21/29	CAD	312	227	231	(6) (7) (8)
Trader Corporation	Automobiles		C + 5.50%	12/22/28	CAD	24	—	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30		13,191	12,935	13,191	(6) (7) (8)
Recochem, Inc	Chemicals	10.46%	C + 5.75%	11/01/30	CAD	7,931	5,617	5,864	(6) (7) (8)
Recochem, Inc	Chemicals		C + 5.75%	11/01/30	CAD	1,941	(12)	—	(6) (7) (8) (9)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30		1,753	1,721	1,753	(6) (7) (8)
Recochem, Inc	Chemicals	11.00%	S + 5.75%	11/01/30	CAD	1,294	191	211	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.96%	S + 6.00%	02/01/27		730	94	90	(6) (7) (8) (9)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	10.50%	S + 5.75%	11/06/26		9,076	9,021	9,031	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.75%	11/06/26		1,260	(5)	(6)	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	10.50%	S + 5.75%	11/06/26		5,699	5,632	5,670	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.20%	S + 6.25%	05/25/27		21,167	20,951	21,008	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(31)	(26)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.61%	S + 6.75%	11/23/28		876	859	854	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		438	(2)	(11)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							111,158	112,971
1st Lien/Last-Out Unitranche (10) - 2.42%
Doxim, Inc.	Financial Services	11.70%	S + 6.75%	06/01/26		$24,313	$24,094	$23,340	(6) (8)
Doxim, Inc.	Financial Services	11.95%	S + 7.00%	06/01/26		6,546	6,486	6,317	(6) (8)
Doxim, Inc.	Financial Services	12.95%	S + 8.00%	06/01/26		5,083	5,034	4,981	(6) (8)
Doxim, Inc.	Financial Services	12.95%	S + 8.00%	06/01/26		3,809	3,775	3,733	(6) (8)
Total 1st Lien/Last-Out Unitranche							39,389	38,371
Total Canada							$150,547	$151,342
Germany - 0.05%
1st Lien/Senior Secured Debt - 0.05%
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		$3,917	$3,603	$842	(7) (8) (11) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		3,318	800	—	(7) (8) (11) (12)
Total 1st Lien/Senior Secured Debt							4,403	842
Total Germany							$4,403	$842
Singapore - 0.00%
Unsecured Debt - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24		$1,266	$1,055	$—	(7) (8) (11) (12) (13)
Total Unsecured Debt							1,055	—
Total Singapore							$1,055	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
United Kingdom - 3.10%
1st Lien/Senior Secured Debt - 3.10%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 6.45% PIK)	07/25/28	GBP	15,007	$17,908	$19,311	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.90%	SN + 8.75% (Incl. 6.45% PIK)	07/25/28	GBP	12,314	9,693	10,022	(6) (7) (8) (9)
Bigchange Group Limited	Software	11.07%	SN + 6.00%	12/23/26	GBP	11,990	15,919	15,950	(6) (7)
Bigchange Group Limited	Software	11.10%	SN + 6.00%	12/23/26	GBP	2,912	3,701	3,873	(6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,400	(32)	(16)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt							47,189	49,140
Total United Kingdom							$47,189	$49,140
United States - 200.15%
1st Lien/Senior Secured Debt - 188.54%
Air Comm Corporation, LLC (dba Signia Aerospace)	Aerospace & Defense		S + 4.75%	07/01/27		$902	$—	$—	(6) (9)
Air Comm Corporation, LLC (dba Signia Aerospace)	Aerospace & Defense		S + 4.75%	07/01/27		138	—	—	(6) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.10%	S + 5.00%	01/09/30		965	941	957	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	10.10%	S + 5.00%	01/09/30		737	724	732	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28		250	(4)	(2)	(6) (8) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	11.13%	S + 6.00%	04/18/30		8,679	8,515	8,506	(6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/18/30		1,219	(23)	(24)	(6) (8) (9)
Thrasio, LLC	Broadline Retail		S + 10.26% PIK	06/18/29		14,289	12,309	12,467	(6) (8) (11) (14)
Thrasio, LLC	Broadline Retail	15.54%	S + 10.26% PIK	06/18/29		4,605	4,535	4,593	(6) (8) (11)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.25%	S + 4.00%	10/02/28		52,652	52,652	52,125	(6) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		6,809	6,650	6,673	(6) (8)
Elemica Parent, Inc.	Chemicals	10.96%	S + 5.50%	09/18/26		1,455	1,440	1,426	(6) (8)
Elemica Parent, Inc.	Chemicals	10.95%	S + 5.50%	09/18/26		1,335	1,311	1,309	(6) (8)
Elemica Parent, Inc.	Chemicals	10.67%	S + 5.50%	09/18/26		930	824	818	(6) (8) (9)
Elemica Parent, Inc.	Chemicals	10.95%	S + 5.50%	09/18/26		545	539	534	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.87%	S + 5.75%	11/15/30		4,988	4,897	4,888	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29		835	(14)	(17)	(6) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.14%	S + 6.50%	12/16/26		12,742	12,534	12,232	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.14%	S + 6.50%	12/16/26		1,941	1,881	1,863	(8)
ASM Buyer, Inc.	Commercial Services & Supplies	10.10%	S + 5.00%	08/22/31		8,500	8,267	8,330	(6)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/30		1,000	(19)	(20)	(6) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.00%	08/22/31		500	(5)	(5)	(6) (9)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	9.45%	S + 4.50%	06/30/25		6,174	6,166	5,615
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	10.10%	S + 5.25%	02/07/31		9,499	9,321	9,404	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		4,213	(38)	(42)	(6) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		1,264	(23)	(13)	(6) (8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31		21,691	—	—	(6) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31		6,941	—	—	(6) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	09/09/31		2,950	—	—	(6) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29		3,960	3,875	3,920	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29		1,200	(14)	(12)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29		600	227	234	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29		597	584	591	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Superior Environmental Solutions	Commercial Services & Supplies	11.45%	S + 6.50%	08/01/29	$199	$194	$197	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.80%	S + 5.75% PIK	06/30/27	20,104	19,943	19,903	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.80%	S + 5.75%	06/30/27	10,650	10,605	10,597	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27	4,541	(34)	(23)	(6) (8) (9)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	10.85%	S + 6.00%	10/31/29	12,078	11,838	11,958	(6) (8)
UP Acquisition Corp. (dba Unified Power)	Commercial Services & Supplies	11.30%	S + 6.00%	10/31/29	1,902	211	228	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.85%	S + 5.25%	04/30/31	8,917	8,789	8,873	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	10.37%	S + 5.25%	04/30/31	3,280	343	353	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.97%	S + 5.25%	04/30/30	1,230	617	628	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	25,095	24,934	24,907	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.60%	S + 5.75%	05/01/29	2,641	1,304	1,301	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29	2,201	(14)	(17)	(6) (8) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.01%	S + 5.50%	06/29/27	32,003	31,752	31,683	(6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	944	(7)	(9)	(6) (8) (9)
ATX Networks Corp.	Communications Equipment	12.60%	S + 7.50%	09/01/26	3,001	2,620	2,371	(6) (8)
ATX Networks Corp.	Communications Equipment	12.34%	S + 7.00%	09/01/26	764	686	671	(6) (8)
ATX Networks Corp.	Communications Equipment	11.10%	S + 6.00%	09/01/26	735	374	359	(6) (7) (8) (9)
ATX Networks Corp.	Communications Equipment	11.34%	S + 6.00%	09/01/26	190	190	186	(6) (7) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/31	663	—	—	(6) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/31	245	—	—	(6) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	08/24/29	92	—	—	(6) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.56%	S + 4.50%	08/29/31	10,206	10,156	10,155	(6)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	3,322	(8)	(8)	(6) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31	1,471	(7)	(7)	(6) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.60%	S + 6.00%	10/04/30	4,455	4,355	4,411	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29	522	(11)	(5)	(6) (8) (9)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	09/30/30	44,792	—	—	(6) (9)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	09/30/30	5,208	—	—	(6) (9)
A Place For Mom, Inc.	Diversified Consumer Services	9.46%	S + 4.50%	02/10/26	7,165	7,156	6,305	(8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.60%	S + 6.00%	04/26/29	8,262	8,107	8,096	(6) (8) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	3,834	(70)	(77)	(6) (8) (9) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	11.01%	S + 6.00%	04/26/29	767	216	215	(6) (8) (9) (11)
Assembly Intermediate LLC	Diversified Consumer Services	9.85%	S + 5.25%	10/19/27	43,991	43,480	43,991	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services	9.85%	S + 5.25%	10/19/27	10,998	7,589	7,698	(6) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27	4,399	(46)	—	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.63%	S + 5.00%	06/06/31	6,305	6,274	6,273	(6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	2,845	(24)	(14)	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	10.05%	S + 5.00%	06/06/31	835	62	65	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
CorePower Yoga LLC	Diversified Consumer Services	12.00%	S + 6.00% (Incl. 1.25% PIK)	05/14/26	$27,133	$26,498	$24,419	(6) (8)
CorePower Yoga LLC	Diversified Consumer Services	10.83%	S + 6.00%	05/14/26	1,687	970	837	(6) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.95%	S + 5.00%	11/01/28	898	860	893	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	86	(3)	—	(6) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.70%	S + 6.00%	12/15/26	18,649	18,506	17,996	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.70%	S + 6.00%	12/15/26	14,586	14,516	14,075	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.70%	S + 6.00%	12/15/26	7,685	7,613	7,416	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,363	(18)	(83)	(6) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	17,089	(149)	(128)	(6) (8) (9) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.96%	S + 6.00%	07/06/27	10,557	10,428	10,478	(6) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.96%	S + 6.00%	07/06/27	7,400	7,297	7,345	(6) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.97%	S + 6.00%	07/06/27	1,900	1,499	1,506	(6) (8) (9) (11)
Spotless Brands, LLC	Diversified Consumer Services	10.56%	S + 5.50%	07/25/28	954	46	39	(6) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	212	207	212	(6) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.81%	S + 5.75%	07/25/28	33	32	33	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	10.20%	S + 5.00%	05/01/31	10,615	10,514	10,509	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.88%	S + 5.00%	05/01/31	2,769	877	858	(6) (8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(15)	(16)	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.45%	S + 7.50%	08/14/28	4,129	4,010	4,108	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	12.16%	S + 7.50%	08/14/28	714	341	354	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	119	(3)	(1)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	17,037	16,831	16,867	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	5,719	5,648	5,662	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	5,683	5,614	5,626	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.75%	S + 6.00%	12/21/27	2,670	2,633	2,664	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	2,340	(26)	(23)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	10.83%	S + 5.75%	12/21/27	2,267	2,222	2,245	(6) (8)
Trystar, LLC	Electrical Equipment	9.73%	S + 4.50%	08/06/31	651	645	645	(6)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	233	(1)	(1)	(6) (9)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	116	(1)	(1)	(6) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.75%	S + 9.00%	04/12/26	1,502	1,502	1,487	(8) (11)
Checkmate Finance Merger Sub, LLC	Entertainment	11.20%	S + 6.50%	12/31/27	30,630	30,253	30,247	(6) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	3,140	(34)	(39)	(6) (8) (9)
Picture Head Midco LLC	Entertainment	14.51%	S + 9.00% (Incl. 2.25% PIK)	12/31/24	42,560	42,481	33,197	(6) (8) (15)
Picture Head Midco LLC	Entertainment	11.65%	S + 6.75%	12/31/24	2,387	2,387	2,865	(6) (8)
Picture Head Midco LLC	Entertainment	11.39%	S + 6.75%	12/31/24	2,387	2,363	2,387	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.10%	S + 5.50%	05/08/28	21,334	21,188	21,120	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,805	(19)	(28)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.36%	S + 5.50%	05/08/28	999	243	239	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.45%	S + 5.50%	05/08/28	930	915	921	(6) (8)
Aria Systems, Inc.	Financial Services	12.96%	S + 8.00%	06/30/26	26,726	26,533	26,325	(6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(17)	(62)	(6) (8) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.96%	S + 6.00%	01/25/28	962	952	904	(6) (8)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(66)	—	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Computer Services, Inc.	Financial Services	10.27%	S + 5.25%	11/15/29		$10,176	$10,083	$10,176	(6) (8)
Computer Services, Inc.	Financial Services	9.69%	S + 4.75%	11/15/29		9,980	9,881	9,781	(6) (8)
Computer Services, Inc.	Financial Services	10.27%	S + 5.25%	11/15/29		985	943	985	(6) (8)
Coretrust Purchasing Group LLC	Financial Services	10.10%	S + 5.25%	10/01/29		9,363	9,258	9,317	(6) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		4,840	(46)	(24)	(6) (8) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		113	(2)	(1)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29		34,889	33,796	34,540	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		25,712	(173)	(257)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29		10,979	10,133	10,323	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		6,428	(43)	(64)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29		4,880	4,377	4,457	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		1,952	(51)	(20)	(6) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.85%	S + 5.25%	05/25/28		27,866	27,654	27,727	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.85%	S + 5.25%	05/25/28		2,382	294	297	(6) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.25%	05/25/28		1,848	(8)	(9)	(6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.60%	S + 6.00%	06/01/28		21,256	20,967	19,343	(6) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.60%	S + 6.00%	06/01/28		5,360	4,577	4,167	(6) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.74%	S + 6.00%	06/01/28		2,718	2,683	2,474	(6) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.81%	S + 4.75%	05/16/31		14,963	14,891	14,963	(6) (7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	10.54%	S + 5.25%	02/24/31		13,092	12,969	12,961	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(17)	(19)	(6) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.35%	S + 6.00%	02/01/27		13,012	12,957	12,947	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.35%	S + 6.00%	02/01/27		1,258	202	196	(6) (7) (8) (9)
Eagle Family Foods Group Holdings, LLC	Food Products	10.33%	S + 5.00%	08/12/30		899	890	890	(6)
Eagle Family Foods Group Holdings, LLC	Food Products	10.33%	S + 5.00%	08/12/30		101	12	12	(6) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25		10,183	10,043	9,877	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.01%	S + 6.00%	12/06/25		5,583	5,538	5,443	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25		4,791	4,767	4,648	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25		4,390	4,358	4,258	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25		2,269	2,239	2,201	(6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.50%	08/01/31	EUR	334	—	—	(6) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/31		164	—	—	(6) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/31		121	—	—	(6) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	08/01/29		99	—	—	(6) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.85%	S + 5.25%	06/21/27		21,309	20,964	21,096	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.85%	S + 5.25%	06/21/27		5,120	5,048	5,069	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.10%	S + 5.25%	06/21/27		4,094	543	539	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.85%	S + 5.25%	06/21/27	$1,615	$1,602	$1,598	(6) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.21%	S + 6.25%	07/02/25	30,578	30,183	30,425	(6)
Zeus Company, Inc.	Health Care Equipment & Supplies	10.10%	S + 5.50%	02/28/31	24,489	24,143	24,244	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/31	4,568	(32)	(46)	(6) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	3,426	(46)	(34)	(6) (8) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	11.56%	S + 6.25%	12/03/27	21,395	21,141	20,646	(6) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	12.00%	S + 7.25%	05/31/26	2,919	2,876	2,890	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	1,033	706	904	(8) (14)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	415	—	—	(8) (9)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.01%	S + 6.50%	10/01/26	17,520	17,362	17,345	(6) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.01%	S + 6.50%	10/01/26	783	769	776	(6) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	180	(1)	(2)	(6) (8) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	19,529	19,529	17,576	(6) (8) (13)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	3,389	3,389	3,050	(6) (8) (13)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	2,003	2,003	1,803	(6) (8) (13)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31	2,269	2,254	2,246	(6)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	410	(3)	(3)	(6) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	10.01%	S + 5.00%	08/07/31	221	52	52	(6) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	22,526	22,354	18,922	(6) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	375	372	315	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.45%	S + 5.75%	08/28/28	21,019	20,753	20,389	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.45%	S + 5.75%	08/28/28	2,213	2,185	2,146	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.46%	S + 5.75%	08/26/27	1,711	1,693	1,659	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.70%	S + 6.75%	06/13/28	2,777	2,711	2,708	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(7)	(8)	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.50%	S + 5.75%	10/15/27	23,687	23,414	23,628	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.50%	S + 5.75%	10/15/27	14,979	14,794	14,942	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.50%	S + 5.75%	10/15/27	9,912	7,236	7,330	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	12.75%	P + 4.75%	10/15/27	2,802	321	343	(6) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.30%	S + 7.00% (Incl. 7.30% PIK)	03/18/27	759	746	743	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	12.30%	S + 7.00% (Incl. 7.30% PIK)	03/18/27	90	75	81	(6) (8) (9) (11) (15)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.25%	S + 5.50%	12/15/27	10,064	9,942	9,963	(6) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		P + 4.50%	12/15/27	2,217	(24)	(22)	(6) (8) (9)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	22,240	22,110	20,906	(6) (8)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	11,872	11,790	11,160	(6) (8)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	9,144	9,091	8,595	(6) (8)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	6,515	6,465	6,124	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
One GI LLC	Health Care Providers & Services	11.88%	S + 6.75%	12/22/25	$3,610	$3,589	$3,393	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	30,070	29,946	23,079	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	8,322	8,311	6,387	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	6,649	6,641	5,103	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	1,635	1,633	1,255	(6) (8)
SpendMend, LLC	Health Care Providers & Services	10.25%	S + 5.50%	03/01/28	623	616	617	(6) (8)
SpendMend, LLC	Health Care Providers & Services	10.35%	S + 5.50%	03/01/28	275	133	133	(6) (8) (9)
SpendMend, LLC	Health Care Providers & Services	10.48%	S + 5.50%	03/01/28	83	32	33	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.25%	08/15/25	25,586	25,247	25,203	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.25%	08/15/25	7,758	7,714	7,642	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.52%	S + 6.25%	08/15/25	4,606	4,582	4,537	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.00%	08/15/25	4,565	2,823	2,784	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.46%	S + 6.25%	08/15/25	2,098	2,085	2,067	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.55%	S + 6.00%	07/15/26	16,715	16,557	15,879	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.08%	S + 6.00%	07/15/26	9,658	9,556	9,175	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.37%	S + 6.00%	07/15/26	4,918	4,877	4,672	(6) (8)
Total Vision LLC	Health Care Providers & Services	11.54%	S + 6.00%	07/15/26	2,448	2,428	2,325	(6) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(9)	(63)	(6) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	21,267	21,084	20,522	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	9,538	9,455	9,204	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	7,393	7,325	7,134	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	3,023	2,037	1,956	(6) (8) (9)
Businessolver.com, Inc.	Health Care Technology	10.20%	S + 5.50%	12/01/27	18,202	18,094	18,066	(6) (8)
Businessolver.com, Inc.	Health Care Technology	10.20%	S + 5.50%	12/01/27	2,718	642	630	(6) (8) (9)
ESO Solutions, Inc.	Health Care Technology	12.06%	S + 7.00%	05/03/27	39,908	39,502	39,508	(6) (8)
ESO Solutions, Inc.	Health Care Technology	12.06%	S + 7.00%	05/03/27	4,498	4,415	4,453	(6) (8)
ESO Solutions, Inc.	Health Care Technology	11.96%	S + 7.00%	05/03/27	3,620	1,922	1,919	(6) (8) (9)
Experity, Inc.	Health Care Technology	10.10%	S + 5.50% (Incl. 2.75% PIK)	02/24/28	578	576	573	(6) (8)
Experity, Inc.	Health Care Technology		S + 5.50% (Incl. 2.75% PIK)	02/24/28	81	—	(1)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.10%	S + 5.50%	06/24/26	15,352	15,245	15,198	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.10%	S + 5.50%	06/24/26	2,694	2,684	2,667	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,880	(12)	(19)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.10%	S + 5.50%	06/24/26	1,004	999	994	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	9.85%	S + 4.75%	07/16/31	12,710	12,586	12,583	(6)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	5,607	(27)	(28)	(6) (9)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,682	(16)	(17)	(6) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	9.86%	S + 5.50%	05/11/29	12,275	12,095	11,968	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Intelligent Medical Objects, Inc.	Health Care Technology	10.09%	S + 5.50%	05/11/29	$1,570	$1,546	$1,531	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.50%	05/11/28	1,490	(18)	(37)	(6) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	227	142	156	(6) (8) (11) (14)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	24,090	23,747	24,030	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	16,300	9,797	9,756	(6) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	2,255	2,239	2,249	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	1,815	521	540	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	11.64%	S + 6.25%	06/30/25	56,720	56,166	56,153	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 6.25%	06/30/25	7,824	(34)	(78)	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	11.64%	S + 6.25%	06/30/25	905	902	896	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology	11.64%	S + 6.25%	06/30/25	905	903	896	(6) (8)
WebPT, Inc.	Health Care Technology	11.91%	S + 6.75%	01/18/28	25,126	24,044	24,623	(6) (8)
WebPT, Inc.	Health Care Technology	11.97%	S + 6.75%	01/18/28	5,534	5,482	5,423	(6) (8)
WebPT, Inc.	Health Care Technology	12.10%	S + 6.75%	01/18/28	2,617	709	695	(6) (8) (9)
WebPT, Inc.	Health Care Technology	11.92%	S + 6.75%	01/18/28	2,209	2,186	2,165	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.98%	S + 6.75%	09/12/29	8,196	8,120	8,120	(6)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.75%	09/12/29	1,503	(7)	(7)	(6) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.75%	09/12/29	301	(3)	(3)	(6) (9)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.70%	S + 5.75%	07/09/25	55,784	54,944	55,505	(6) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.70%	S + 5.75%	07/09/25	4,688	3,241	3,258	(6) (8) (9)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	Household Products	13.71%	S + 8.75%	09/21/26	38,435	37,864	23,061	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	35,122	34,722	33,015	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	6,700	6,700	6,298	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	6,023	2,744	2,383	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	4,269	3,881	3,625	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,685	(38)	(221)	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31	681	674	674	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.85%	S + 5.25%	07/24/31	286	31	31	(6) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.00%	S + 5.25%	07/24/30	53	4	4	(6) (9)
Lithium Technologies, Inc.	Interactive Media & Services		S + 9.00% (Incl. 4.50% PIK)	01/03/25	102,827	97,010	43,958	(6) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.65%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	34,988	34,863	27,991	(6) (8) (15)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.60%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	2,535	2,484	2,028	(6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	14.52%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,273	1,273	1,019	(6) (8) (15)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.85%	S + 6.00%	10/02/29	3,386	3,327	3,352	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	882	(7)	(9)	(6) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	706	(12)	(7)	(6) (8) (9)
Kaseya Inc.	IT Services	10.75%	S + 5.50%	06/25/29	18,849	18,643	18,849	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services	10.10%	S + 5.50%	06/25/29		$1,103	$266	$278	(6) (8) (9)
Kaseya Inc.	IT Services	10.78%	S + 5.50%	06/25/29		1,033	207	215	(6) (8) (9)
Kaseya Inc.	IT Services	10.75%	S + 5.50%	06/25/29		68	68	68	(6) (8)
US Signal Company, LLC	IT Services	10.62%	S + 5.50%	09/04/29		6,842	6,774	6,774	(6)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29		2,105	(21)	(21)	(6) (9)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29		1,053	(10)	(11)	(6) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.66%	S + 5.50%	01/20/27		21,391	21,199	21,285	(6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.66%	S + 5.50%	01/20/27		3,989	1,755	1,770	(6) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		2,600	(20)	(13)	(6) (8) (9)
Xactly Corporation	IT Services	11.41%	S + 6.25%	07/30/27		62,025	61,341	61,715	(6)
Xactly Corporation	IT Services		S + 6.25%	07/30/27		3,874	(38)	—	(6) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28		4,152	4,060	4,110	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.49%	S + 6.50%	07/18/28		537	419	424	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	11.35%	S + 6.50%	07/18/28		269	102	105	(6) (8) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.60%	S + 4.75%	08/20/31		862	854	853	(6)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30		138	(1)	(1)	(6) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	10.33%	S + 5.00%	07/01/31		557	548	548	(6) (7)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31		148	(1)	(2)	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	10.33%	S + 5.00%	07/01/31		148	21	20	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.70%	E + 5.00%	07/01/31	EUR	138	146	151	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	11.31%	S + 6.25%	09/03/30		9,182	8,934	9,090	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.00%	S + 5.75%	09/03/30		1,078	1,056	1,067	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	11.17%	S + 5.75%	08/31/28		749	463	474	(6) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.57%	S + 7.25%	12/16/27		16,966	16,735	14,930	(6) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.16%	S + 7.25%	06/16/27		2,289	1,817	1,574	(6) (8) (9)
Amspec Parent, LLC	Professional Services	10.10%	S + 5.50%	12/05/30		3,505	3,425	3,488	(6) (8)
Amspec Parent, LLC	Professional Services		S + 5.50%	12/05/30		508	(6)	(3)	(6) (8) (9)
Amspec Parent, LLC	Professional Services		S + 5.50%	12/05/29		476	(10)	(2)	(6) (8) (9)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29		25,952	25,380	25,952	(6) (8)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29		4,622	4,597	4,622	(6) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29		1,344	(11)	—	(6) (8) (9)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29		1,201	1,190	1,201	(6) (8)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29		538	526	538	(6) (8)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29		429	419	429	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.50%	S + 6.25%	05/18/29		45,157	43,328	44,706	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.50%	S + 6.25%	05/18/29		27,993	1,190	1,183	(6) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		4,753	(128)	(48)	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	$58,189	$57,774	$57,753	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	13,585	(95)	(102)	(6) (8) (9)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	9,975	9,904	9,900	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	7,450	(52)	(56)	(6) (8) (9)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	922	909	908	(6)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	75	37	37	(6) (9)
iCIMS, Inc.	Professional Services	10.67%	S + 5.75%	08/18/28	47,396	46,870	45,263	(6) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	7,849	—	(353)	(6) (8) (9)
iCIMS, Inc.	Professional Services	10.62%	S + 5.75%	08/18/28	4,199	1,211	1,071	(6) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.64%	S + 5.75%	11/30/27	17,055	16,844	16,970	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.10%	S + 5.75%	11/30/27	16,778	16,579	16,695	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	2,992	(32)	(15)	(6) (8) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	14,510	14,075	14,075	(6) (8) (11) (14)
Pluralsight, Inc.	Professional Services	9.62%	S + 4.50%	08/22/29	9,673	9,578	9,577	(6) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	6,046	—	(60)	(6) (8) (9) (11)
Pluralsight, Inc.	Professional Services	9.62%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,837	4,837	4,788	(6) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,418	—	(24)	(6) (8) (9) (11)
Westwood Professional Services Inc.	Professional Services	9.57%	S + 4.75%	09/29/31	9,858	9,760	9,760	(6)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/26	2,958	(15)	(15)	(6) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	1,479	(15)	(15)	(6) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.97%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	35,812	35,549	33,664	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,588	11,532	10,892	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.97%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,985	10,934	10,326	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.35%	S + 4.75%	02/10/27	6,148	6,127	6,025
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,612	(15)	(32)	(9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.56%	S + 6.50%	07/01/27	76,283	76,283	75,520	(6) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (8) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	7,956	7,862	7,658	(6) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,220	(13)	(46)	(6) (8) (9)
Acquia, Inc.	Software	12.46%	S + 7.00%	10/31/25	42,164	41,610	41,637	(6) (8)
Acquia, Inc.	Software	12.46%	S + 7.00%	10/31/25	10,554	10,423	10,422	(6) (8)
Acquia, Inc.	Software	12.47%	S + 7.00%	10/31/25	3,268	1,284	1,266	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.81%	S + 4.75%	08/29/31	7,167	7,096	7,095	(6)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,433	(7)	(7)	(6) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	896	(9)	(9)	(6) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.37%	S + 7.00%	12/31/26	39,210	38,869	37,642	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.37%	S + 8.00%	12/31/26	13,403	2,179	1,911	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.37%	S + 8.00%	12/31/26		$12,500	$12,500	$12,250	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.37%	S + 8.00%	12/31/26		6,600	6,600	6,468	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.35%	S + 7.00%	12/31/26		4,570	2,707	2,559	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.37%	S + 8.00%	12/31/26		2,339	2,339	2,292	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30		2,920	2,856	2,905	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30		487	(7)	(2)	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.35%	S + 5.75%	07/01/30		191	189	190	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	9.10%	S + 4.50%	07/28/31		10,567	10,463	10,461	(6)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31		2,586	(13)	(13)	(6) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		1,256	(12)	(13)	(6) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		591	(6)	(6)	(6) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.35%	S + 4.75%	07/12/31		600	594	594	(6) (7)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/12/31		286	(1)	(1)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/12/31		114	(1)	(1)	(6) (7) (9)
CivicPlus LLC	Software	10.96%	S + 5.75%	08/24/27		6,571	6,493	6,489	(6) (8)
CivicPlus LLC	Software	10.96%	S + 5.75%	08/24/27		6,516	6,440	6,435	(6) (8)
CivicPlus LLC	Software	10.96%	S + 5.75%	08/24/27		3,087	3,049	3,049	(6) (8)
CivicPlus LLC	Software		S + 5.75%	08/24/27		1,217	(14)	(15)	(6) (8) (9)
CloudBees, Inc.	Software	11.96%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		30,043	29,161	30,043	(6) (8)
CloudBees, Inc.	Software	11.96%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		12,838	12,441	12,838	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	11.35%	S + 6.75%	11/08/30		3,482	3,402	3,395	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(8)	(9)	(6) (8) (9)
Gainsight, Inc.	Software	12.15%	S + 6.75% PIK	07/30/27		55,014	54,623	54,739	(6) (8)
Gainsight, Inc.	Software	12.15%	S + 6.75% PIK	07/30/27		5,532	2,926	2,944	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		11,723	11,616	11,606	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.10%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		2,461	2,441	2,436	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31		1,645	(15)	(16)	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		279	(3)	(3)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.60%	S + 5.00%	12/01/28		68,530	68,209	67,844	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28		12,952	(10)	(130)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/27		8,322	(40)	(83)	(6) (8) (9)
NAVEX TopCo, Inc.	Software	10.60%	S + 5.50%	11/08/30		9,144	8,978	9,121	(8)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		810	(13)	(2)	(8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.75%	N + 5.00%	05/03/29	NOK	47,006	4,351	4,432	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.60%	S + 5.00%	05/03/29		19,022	18,934	18,927	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 5.00%	05/03/29		4,444	(10)	(22)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.95%	SN + 5.00%	05/03/29		4,201	617	615	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.95%	SN + 5.00%	05/03/29	GBP	2,145	2,689	2,853	(6) (7) (8)
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28		13,849	13,575	13,849	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Onyx CenterSource, Inc.	Software	11.98%	S + 6.50%	12/15/28	$1,047	$329	$349	(6) (8) (9)
Pioneer Buyer I, LLC	Software	11.10%	S + 6.50%	11/01/28	30,524	30,224	30,448	(6) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27	4,300	(45)	(11)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	10.10%	S + 5.25% (Incl. 2.75% PIK)	09/01/31	35,704	35,351	35,346	(6)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	10,274	(51)	(51)	(6) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31	4,110	(41)	(41)	(6) (9)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	34,387	34,104	34,387	(6) (8)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	4,806	3,907	3,945	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31	14,571	—	—	(6) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/31	3,620	—	—	(6) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	10/01/29	1,809	—	—	(6) (9)
Singlewire Software, LLC	Software	9.85%	S + 5.25%	05/10/29	763	744	756	(6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29	129	(3)	(1)	(6) (8) (9)
Smarsh, Inc.	Software	10.35%	S + 5.75%	02/16/29	26,667	26,479	26,533	(8)
Smarsh, Inc.	Software	10.35%	S + 5.75%	02/16/29	6,667	3,299	3,300	(8) (9)
Smarsh, Inc.	Software		S + 5.75%	02/16/29	1,667	(11)	(8)	(8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.32%	S + 4.75%	07/02/29	53,356	52,730	52,822	(6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.32%	S + 4.75%	07/02/29	7,398	3,327	3,292	(6) (8) (9)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	23,752	23,529	23,514	(6) (8)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	3,350	3,334	3,316	(6) (8)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,462	2,449	2,438	(6) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	1,894	(7)	(14)	(6) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.56%	S + 6.50%	07/01/27	6,216	6,110	6,154	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.60%	S + 5.00%	06/02/31	17,117	16,951	16,945	(6)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.66%	S + 5.00%	06/02/31	9,336	2,646	2,611	(6) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	2,178	(21)	(22)	(6) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.85%	S + 6.25%	09/29/27	5,707	5,662	5,650	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	16,473	16,103	16,308	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	13,018	4,614	4,687	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	25,367	25,007	24,479	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	2,988	197	134	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	10.10%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	1,793	185	136	(6) (8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.60%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	43,132	43,060	42,916	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	3,059	(3)	(15)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.85%	S + 5.25%	06/23/31	6,000	5,912	5,940	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	10.54%	S + 5.25%	06/23/31	3,333	9	—	(6) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	667	(10)	(7)	(6) (8) (9)
Total 1st Lien/Senior Secured Debt						$3,110,287	$2,990,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (10) - 7.88%
Doxim, Inc.	Financial Services	11.35%	S + 6.40%	06/01/26	$38,967	$38,441	$37,408	(6) (8)
Doxim, Inc.	Financial Services	11.35%	S + 6.40%	06/01/26	22,863	22,505	21,949	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.81%	S + 6.75%	07/07/28	19,504	19,138	19,114	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.81%	S + 6.75%	07/07/28	7,591	5,106	4,954	(6) (8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	6,255	6,201	6,193	(6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	11.10%	S + 6.25%	12/07/28	3,745	2,213	2,207	(6) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	11.17%	S + 6.55%	12/06/28	10,000	8,799	8,786	(6) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	6,150	6,093	6,088	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	11.45%	S + 6.61%	12/22/28	3,850	541	537	(6) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	9,428	9,342	9,333	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.68%	S + 6.83%	02/01/29	5,573	817	811	(6) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	3,111	3,077	3,080	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.01%	S + 7.00%	08/24/28	1,889	536	537	(6) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.70%	S + 3.75%	08/31/28	5,000	3,925	3,936	(6) (8) (9)
Total 1st Lien/Last-Out Unitranche						126,734	124,933
2nd Lien/Senior Secured Debt - 2.70%
MPI Engineered Technologies, LLC	Automobile Components	12.00%	12.00% PIK	07/15/25	$19,974	$18,900	$18,676	(8)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(8) (12)
Wine.com, LLC	Beverages	17.49%	S + 12.00% PIK	04/03/27	10,897	11,342	11,660	(6) (8)
Wine.com, LLC	Beverages	17.18%	S + 12.00% PIK	04/03/27	3,224	2,454	5,743	(6) (8) (9) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			05/11/26	15,511	—	—	(6) (8) (12)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/25	12,150	9,714	2,703	(6) (8) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	16,360	—	—	(6) (8) (12)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,621	4,215	4,103	(6) (8) (12)
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	11,045	9,031	—	(8) (11) (14)
Total 2nd Lien/Senior Secured Debt						55,656	42,885
Unsecured Debt - 1.03%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$32,560	$—	$—	(6) (8) (14) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	18,780	6,488	—	(6) (8) (14) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	11,421	15,229	—	(6) (8) (14)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	1,147	82	461	(8) (14)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	8,247	7,081	7,072	(8) (12)
CivicPlus LLC	Software	16.35%	S + 11.75% PIK	06/09/34	9,006	8,836	8,781	(6) (8)
Total Unsecured Debt						37,716	16,314
Total United States						$3,330,393	$3,174,479
Total Debt Investments						$3,533,587	$3,375,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (17)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.18%
Canada - 0.01%
Common Stock - 0.01%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	$9,237	$119	(7) (12)
Total Common Stock					9,237	119
Warrants - 0.00%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	$—	$27	(7) (12)
Total Warrants					—	27
Total Canada					$9,237	$146
Germany - 0.00%
Common Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	$—	$—	(7) (8) (11) (12)
Total Common Stock					—	—
Preferred Stock - 0.00%
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	92,279	$778	$—	(7) (8) (11) (14)
Total Preferred Stock					778	—
Total Germany					$778	$—
Singapore - 0.00%
Common Stock - 0.00%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	$5,300	$—	(7) (8) (11) (12)
Total Common Stock					5,300	—
Total Singapore					$5,300	$—
United States - 4.17%
Common Stock - 2.25%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24	610	$610	$682	(6) (8) (12)
Thrasio, LLC	Broadline Retail		06/18/24	252,754	—	—	(6) (8) (11) (12)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (8) (11) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(8) (11) (12)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(8) (11) (12)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24	2,116,564	2,117	2,117	(6) (8) (11) (12)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,800	(6) (8) (11) (12)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,003	(6) (8) (12)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	6,557	(8) (11) (12)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(6) (8) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	731,038	—	—	(8) (11) (12)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(8) (12)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	1,198	(6) (8) (12)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(6) (8) (11) (12)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment (1)(5)	Industry(2)	Initial Acquisition Date (17)	Shares(4)	Cost	Fair Value	Footnotes
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	$3,406	$2,703	(6) (8) (12)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	13,156	(6) (8) (11) (12)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	60	(6) (8) (12)
Total Common Stock				$54,943	$35,672
Preferred Stock - 1.90%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (8) (12)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (8) (12)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	50	(8) (11) (12)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(6) (8) (11) (12) (18)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	16,245	(6) (8) (12)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	10,597	10,332	13,852	(6) (8) (12)
Total Preferred Stock				34,635	30,147
Warrants - 0.02%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(6) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(6) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(6) (8) (12)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	361	(6) (8) (12)
Total Warrants				1,849	361
Total United States				$91,427	$66,180
Total Equity Securities				$106,742	$66,326
Total Investments - 217.02%				$3,640,329	$3,442,129
Investments in Affiliated Money Market Fund - 0.10%
Goldman Sachs Financial Square Government Fund - Institutional Shares			1,526,880	$1,527	$1,527	(19) (20)
Total Investments in Affiliated Money Market Fund				1,527	1,527
Total Investments and Investments in Affiliated Money Market Fund - 217.12%				$3,641,856	$3,443,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2024, 1 month E was 4.96%,1 month S was 4.85%, 3 month S was 4.59%, 6 month S was 4.25%, 3 month SN was 4.95%, 1 month C was 4.19%, 3 month C was 3.92%, 3 month N was 4.73% and P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
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
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $274,746 or 7.75% of the Company’s total assets.
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
(12)
Non-income producing security.
(13)
The Company is in discussions with the investment to extend the maturity date through an amendment.
(14)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(15)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP, the Company recorded a corresponding $2,473 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the interest rate in effect for the secured borrowing was 17.18% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(17)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $66,180 or 4.17% of the Company's net assets. The initial acquisition dates have been included for such securities.
(18)
Share amount rounds to less than 1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of September 30, 2024 is 4.84%.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 1,440	GBP 1,322	10/04/24	$(327)
Bank of America, N.A.	USD 3,648	Euro 3,606	10/04/24	(366)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	(214)
Bank of America, N.A.	GBP 1,322	USD 1,772	10/04/24	(5)
Bank of America, N.A.	EUR 3,606	USD 4,020	10/04/24	(5)
				$(917)

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.
ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with The Goldman Sachs Group, Inc. (“GS Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act. Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

The Company has formed wholly-owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, BDC Blocker I, LLC, GSBD Blocker II, LLC, GSBD Wine I, LLC, GSBD Blocker III, LLC, GSBD Blocker IV, LLC, GSBD Blocker V, LLC, MMLC Blocker I, LLC, MMLC Blocker II, LLC, MMLC Wine I, LLC, and MMLC Blocker III, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Prepayment premiums	$924	$—	$924	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,833	$9,706	$7,765	$10,319

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2024 was $995 and $4,059. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2023 was $3,251 and $5,608. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.5% and 2.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in 10 portfolio companies on non-accrual status, which represented 3.8% and 2.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2024 and December 31, 2023, the Company held an aggregate cash balance of $52,957 and $52,363. Foreign currency of $3,599 and $3,586 (acquisition cost of $3,559 and $3,522) is included in cash as of September 30, 2024 and December 31, 2023.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2024, the Company accrued excise taxes of $1,491 and $3,806. As of September 30, 2024, $4,509 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2023, the Company accrued excise taxes of $1,498 and $3,147.

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

Secured Borrowings

The Company may enter into sales agreements to participate all or a portion of its investments to third parties. Under Topic 860, Transfers and Servicing (“ASC 860”), certain loan sales do not qualify for sale accounting because these sales do not meet the definition of a “participating interest” as defined in the guidance, in order for sale treatment to be allowed. Sales that do not meet the definition of a participating interest or are not eligible for sales accounting remain as an investment on the Consolidated Statements of Assets and Liabilities as required under GAAP and the proceeds are recorded as secured borrowing. Secured borrowings are carried at fair value.

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

For the three and nine months ended September 30, 2024, Management Fees amounted to $8,855 and $26,452. As of September 30, 2024, $8,855 remained payable. For the three and nine months ended September 30, 2023, Management Fees amounted to $8,870 and $26,761.

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

For the three and nine months ended September 30, 2024, Incentive Fees based on income amounted to $0 and $10,882. As of September 30, 2024, $0 remained payable. For the three and nine months ended September 30, 2023, Incentive Fees based on income amounted to $6,237 and $36,376, and the Investment Adviser voluntarily agreed to waive $0 and $1,986 of such Incentive Fees.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $539 and $1,577. As of September 30, 2024, $521 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $516 and $1,528.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $7 and $21. As of September 30, 2024, $0 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $1 and $4.

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

Affiliates

GS Group Inc. owned 5.5% as of September 30, 2024 and 5.9% as of December 31, 2023 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,058,976	$(1,057,449)	$—	$—	$1,527	$1,059
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	10,575	(205)	—	(19)	10,351	434
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	(859)	—	(198)	8,044	754
Kawa Solar Holdings Limited	1,073	—	—	—	(231)	842	—
MedeAnalytics, Inc.	146	—	—	—	10	156	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,384	(556)	—	29	21,001	1,573
Thrasio, LLC	—	16,844	—	—	216	17,060	150
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	934	—	—	(60)	874	57
Pluralsight, Inc.	—	41,657	—	—	(145)	41,512	161
Total Non-Controlled Affiliates	$42,419	$1,134,498	$(1,066,325)	$(2,015)	$(1,814)	$106,763	$4,508
Total Affiliates	$42,419	$1,134,498	$(1,066,325)	$(2,015)	$(1,814)	$106,763	$4,508

For the Year Ended December 31, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$(22,366)	$22,366	$—	$—
Total Controlled Affiliates	$—	$—	$—	$(22,366)	$22,366	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$750,888	$(750,888)	$—	$—	$—	$638
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	235	(218)	—	(2,639)	6,437	731
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(804)	4,122	270
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	466	9,101	341
Kawa Solar Holdings Limited	1,283	—	—	—	(210)	1,073	—
MedeAnalytics, Inc.	—	142	—	—	4	146	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	3,909	(108)	—	651	16,144	1,462
Total Non-Controlled Affiliates	$40,991	$755,174	$(751,214)	$—	$(2,532)	$42,419	$3,442
Total Affiliates	$40,991	$755,174	$(751,214)	$(22,366)	$19,834	$42,419	$3,442

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2024 and December 31, 2023, there were $561 and $206 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company.

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,273,037	$3,153,300	$3,209,938	$3,107,469
1st Lien/Last-Out Unitranche	166,123	163,304	148,067	144,743
2nd Lien/Senior Secured Debt	55,656	42,885	84,626	66,562
Unsecured Debt	38,771	16,314	27,930	27,314
Preferred Stock	35,413	30,147	44,198	37,296
Common Stock	69,480	35,791	57,183	30,701
Warrants	1,849	388	1,849	244
Total	$3,640,329	$3,442,129	$3,573,791	$3,414,329

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2024				December 31, 2023
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	20.6%		44.6%		17.4%		37.1%
Health Care Providers & Services	10.8		23.5		12.4		26.4
Financial Services	9.3		20.3		9.7		20.8
Professional Services	9.2		19.9		9.9		21.1
Health Care Technology	7.1		15.3		8.4		18.0
Diversified Consumer Services	6.2		13.4		5.1		10.9
Commercial Services & Supplies	4.6		9.9		3.1		6.6
IT Services	4.2		9.1		5.0		10.6
Real Estate Mgmt. & Development	4.0		8.6		4.8		10.3
Health Care Equipment & Supplies	3.2		6.9		2.4		5.1
Trading Companies & Distributors	2.7		6.0		1.4		3.0
Chemicals	2.6		5.6		2.1		4.6
Interactive Media & Services	2.2		4.7		3.6		7.6
Entertainment	2.0		4.3		2.1		4.6
Hotels, Restaurants & Leisure	1.9		4.2		1.7		3.7
Automobiles	1.6		3.5		—	(1)	—	(1)
Independent Power and Renewable Electricity Producers	1.4		3.0		1.4		2.9
Wireless Telecommunication Services	1.2		2.6		0.7		1.6
Household Products	0.7		1.5		1.0		2.1
Specialty Retail	0.6		1.2		—		—
Automobile Components	0.5		1.2		0.4		0.9
Beverages	0.5		1.1		0.8		1.8
Broadline Retail	0.5		1.1		0.7		1.4
Pharmaceuticals	0.5		1.0		0.4		0.9
Construction & Engineering	0.3		0.7		1.1		2.3
Aerospace & Defense	0.3		0.7		0.1		0.1
Media	0.3		0.7		0.3		0.6
Energy Equipment & Services	0.2		0.5		0.3		0.6
Textiles, Apparel & Luxury Goods	0.2		0.4		0.4		0.8
Capital Markets	0.2		0.3		0.2		0.3
Leisure Products	0.1		0.3		0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3		0.1		0.3
Communications Equipment	0.1		0.2		0.2		0.4
Building Products	0.1		0.2		0.1		0.1
Machinery	—	(1)	0.1		—		—
Food Products	—	(1)	0.1		—	(1)	—	(1)
Insurance	—	(1)	—	(1)	1.1		2.3
Electrical Equipment	—	(1)	—	(1)	—		—
Oil, Gas & Consumable Fuels(1)	—		—		—		—
Distributors(1)	—		—		—		—
Containers & Packaging	—	(1)	—	(1)	—		—
Transportation Infrastructure	—		—		1.5		3.1
Total	100.0%		217.0%		100.0%		213.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2024		December 31, 2023
United States	94.1%		95.1%
Canada	4.4		3.6
United Kingdom	1.5		1.2
Germany	—	(1)	0.1
Singapore (1)	—		—
Total	100.0%		100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,719,252	Discounted cash flows	Discount Rate	7.5% - 29.0%	10.7%
	$1,260	Collateral analysis	Recovery Rate	17.5% - 21.5%	20.2%
	$25,432	Comparable multiples	EV/EBITDA(6)	5.7x - 7.3x	5.9x
	$77,369	Comparable multiples	EV/Revenue	0.4x - 3.7x	2.5x
1st Lien/Last-Out Unitranche	$163,304	Discounted cash flows	Discount Rate	8.0% - 12.6%	11.7%
2nd Lien/Senior Secured Debt	$36,079	Discounted cash flows	Discount Rate	11.6% - 20.8%	18.3%
	$6,806	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	9.1x
Unsecured Debt	$15,853	Discounted cash flows	Discount Rate	10.1% - 17.3%	14.1%
	$461	Comparable multiples	EV/EBITDA(6)	—	7.5x
Equity
Preferred Stock	$13,902	Comparable multiples	EV/EBITDA(6)	10.0x - 20.9x	20.9x
	$16,245	Comparable multiples	EV/Revenue	—	3.8x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.3%
	$14,417	Comparable multiples	EV/EBITDA(6)	3.7x - 14.8x	8.1x
	$15,859	Comparable multiples	EV/Revenue	1.5x - 11.0x	3.1x
Warrants	$361	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,744,907	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.6%
	$40,591	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$1,073	Collateral analysis	Recovery Rate	—	27.4%
	$58,157	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.8x
1st Lien/Last-Out Unitranche	$125,245	Discounted cash flows	Discount Rate	8.9% - 12.6%	12.3%
2nd Lien/Senior Secured Debt	$50,052	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.3%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	8.3x
	$14,809	Comparable multiples	EV/Revenue	—	0.3x
Unsecured Debt	$17,905	Discounted cash flows	Discount Rate	15.8% - 20.3%	18.7%
	$255	Comparable multiples	EV/EBITDA(6)	—	8.9x
	$9,154	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$12,846	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	31.1x
	$24,450	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$9,518	Discounted cash flows	Discount Rate	16.8% - 29.7%	24.9%
	$16,950	Comparable multiples	EV/EBITDA(6)	3.8x - 17.5x	9.2x
	$4,043	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$244	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of September 30, 2024, included within the fair value of Level 3 assets of $3,405,943 is an amount of $293,947 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,934,488 or 87.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increase in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$36,040	$3,117,260	$3,153,300	$—	$70,504	$3,036,965	$3,107,469
1st Lien/Last-Out Unitranche	—	—	163,304	163,304	—	—	144,743	144,743
2nd Lien/Senior Secured Debt	—	—	42,885	42,885	—	—	66,562	66,562
Unsecured Debt	—	—	16,314	16,314	—	—	27,314	27,314
Preferred Stock	—	—	30,147	30,147	—	—	37,296	37,296
Common Stock	119	—	35,672	35,791	190	—	30,511	30,701
Warrants	—	27	361	388	—	—	244	244
Affiliated Money Market Fund	1,527	—	—	1,527	—	—	—	—
Total Assets	$1,646	$36,067	$3,405,943	$3,443,656	$190	$70,504	$3,343,635	$3,414,329
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(917)	$—	$(917)	$—	$(726)	$—	$(726)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$3,036,965	$947,274	$(132,482)	$(17,908)	$(747,139)	$17,763	$12,787	$—	$3,117,260	$(73,249)
1st Lien/Last-Out Unitranche	144,743	17,744	—	505	(308)	620	—	—	163,304	505
2nd Lien/Senior Secured Debt	66,562	10,131	—	5,293	(40,129)	1,028	—	—	42,885	6,250
Unsecured Debt	27,314	9,725	(2,025)	(18,373)	—	(327)	—	—	16,314	(22,094)
Preferred Stock	37,296	112	437	1,636	(9,334)	—	—	—	30,147	1,619
Common Stock	30,511	15,894	609	(7,136)	(4,206)	—	—	—	35,672	(5,284)
Warrants	244	—	—	117	—	—	—	—	361	117
Total Assets	$3,343,635	$1,000,880	$(133,461)	$(35,866)	$(801,116)	$19,084	$12,787	$—	$3,405,943	$(92,136)
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$3,050,929	$291,572	$(3,235)	$(55,014)	$(230,200)	$15,563	$—	$(34,201)	$3,035,414	$(57,311)
1st Lien/Last-Out Unitranche	116,230	6,436	—	(142)	(308)	960	—	—	123,176	(142)
2nd Lien/Senior Secured Debt	89,573	391	(45,284)	43,519	—	835	—	—	89,034	(1,765)
Unsecured Debt	7,630	1,348	—	9	—	24	—	—	9,011	10
Preferred Stock	42,377	—	(42)	2,475	—	—	—	—	44,810	2,433
Common Stock	34,497	—	3,799	(1,235)	(6,050)	—	—	—	31,011	(539)
Warrants	611	—	—	(284)	—	—	—	—	327	(284)
Total Assets	$3,341,847	$299,747	$(44,762)	$(10,672)	$(236,558)	$17,382	$—	$(34,201)	$3,332,783	$(57,598)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2024	December 31, 2023
Revolving Credit Facility	3	$627,807	$972,241
2025 Notes	2	$357,948	$352,800
2026 Notes	2	$488,150	$476,450
2027 Notes	2	$412,840	$—

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 183% and 187%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$1,069,313	$627,807	$1,695,000	$724,081	$972,241
2025 Notes	360,000	—	359,496	360,000	—	358,459
2026 Notes	500,000	—	497,529	500,000	—	496,094
2027 Notes	400,000	—	393,275	—	—	—
Total Debt	$2,955,000	$1,069,313	$1,878,107	$2,555,000	$724,081	$1,826,794

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $524,674, in EUR of EUR 0, in GBP of GBP 30,950 and in CAD of CAD 83,520. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $890,674, in EUR of EUR 37,700, in GBP of GBP 26,000 and in CAD of CAD 9,020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was 5.35% and for the year ended December 31, 2023 was 5.31%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was $1,916,360 and for the year ended December 31, 2023 was $1,930,027.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2024, the Company was in compliance with these covenants.

Costs of $33,499 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, the unamortized deferred financing costs were $12,721 and $14,937.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$12,617	$18,952	$41,746	$55,862
Facility fees	1,019	683	2,725	1,783
Amortization of financing costs	824	743	2,461	2,199
Total	$14,460	$20,378	$46,932	$59,844
Weighted average interest rate	7.33%	7.24%	7.35%	6.87%
Average outstanding balance	$685,103	$1,038,175	$758,550	$1,087,143

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

The below table presents the components of the carrying value of the 2025 Notes:

	September 30, 2024	December 31, 2023
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	504	1,541
Carrying Value	$359,496	$358,459

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$3,375	$3,375	$10,125	$10,125
Amortization of debt issuance costs	348	348	1,037	1,034
Total	$3,723	$3,723	$11,162	$11,159

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

The below table presents the components of the carrying value of the 2026 Notes:

	September 30, 2024	December 31, 2023
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	2,471	3,906
Carrying Value	$497,529	$496,094

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$3,593	$3,592	$10,781	$10,781
Amortization of debt issuance costs	482	481	1,435	1,429
Total	$4,075	$4,073	$12,216	$12,210

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

The below table presents the components of the carrying value of the 2027 Notes:

	September 30, 2024	December 31, 2023
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	6,725	—
Carrying Value	$393,275	$—

The below table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$6,375	$—	$14,167	$—
Amortization of debt issuance costs	665	—	1,538	—
Total	$7,040	$—	$15,705	$—

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included on the Consolidated Statements of Assets and Liabilities as other assets or other liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be in good standing and by monitoring the financial stability of those counterparties.

For the three and nine months ended September 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $9,197 and $8,329. For the three and nine months ended September 30, 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $7,749.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	September 30, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(917)	(726)
Net Amount of Assets or (Liabilities)	$(917)	$(726)
Collateral (Received) Pledged (1)	870	590
Net Amounts (2)	$(47)	$(136)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(377)	232	(191)	103
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(377)	$232	$(191)	$103

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,260	$1,260
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	305
ABC Investment Holdco Inc. (dba ABC Plumbing)	4,371	—
Acquia, Inc.	1,961	12,003
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,555	9,650
AI Titan Parent, Inc. (dba Prometheus)	2,329	—
Air Comm Corporation, LLC (dba Signia Aerospace)	1,034	—
Amspec Parent, LLC	984	984
AQ Helios Buyer, Inc. (dba SurePoint)	13,052	11,705
AQ Sunshine, Inc. (dba Relation Insurance)	302	3,383
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	4,433	—
ASM Buyer, Inc.	1,500	4,878
Assembly Intermediate LLC	7,698	7,698
ATX Networks Corp.	361	—
Aurora Acquireco, Inc. (dba AuditBoard)	400	—
Bayside Opco, LLC (dba Pro-PT)	415	415
Bigchange Group Limited	3,209	3,059
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	38
Buffalo Merger Sub, LLC (dba Oliver Packaging)	49,250	—
Bullhorn, Inc.	1,344	1,344
Businessolver.com, Inc.	2,068	2,298
Capitol Imaging Acquisition Corp.	180	180
Charger Debt Merger Sub, LLC (dba Classic Collision)	8,810	—
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	31,283	3,089
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	3,611	—
Circustrix Holdings, LLC (dba SkyZone)	269	806
CivicPlus LLC	1,217	803
Clearcourse Partnership Acquireco Finance Limited	5,824	7,556
Coding Solutions Acquisition, Inc. (dba CorroHealth)	576	12,540
Computer Services, Inc.	14,830	—
CorePower Yoga LLC	682	1,687
Coretrust Purchasing Group LLC	4,953	226
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Buyer Company (dba Intoxalock)	86	78
Diligent Corporation	21,036	1,426
Eagle Family Foods Group Holdings, LLC	88	—
Easy Mile Fitness, LLC	1,804	—
Elemica Parent, Inc.	93	—
Engage2Excel, Inc.	38	—
ESO Solutions, Inc.	1,665	1,448
Experity, Inc.	81	81
Formulations Parent Corporation (dba Chase Corp)	836	835
Frontgrade Technologies Holdings Inc.	250	250
Fullsteam Operations LLC	35,011	14,488
Gainsight, Inc.	2,561	2,736
Geotechnical Merger Sub, Inc.	991	—

	Unfunded Commitment Balances(1)
	September 30, 2024	December 31, 2023
GHA Buyer Inc. (dba Cedar Gate)	$1,880	$1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,924	1,963
Governmentjobs.com, Inc. (dba NeoGov)	21,273	17,662
GPS Phoenix Buyer, Inc. (dba Guidepoint)	1,588	1,588
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,921	982
Hamilton Thorne, Inc.	743	—
Harrington Industrial Plastics, LLC	8,201	1,693
HealthEdge Software, Inc.	7,290	3,800
Helios Buyer, Inc. (dba Heartland)	2,363	2,363
Highfive Dental Holdco, LLC	313	2,188
Honor HN Buyer, Inc	5,009	6,476
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,406	1,535
iCIMS, Inc.	10,788	12,875
Intelligent Medical Objects, Inc.	1,490	3,311
iWave Information Systems, Inc.	438	438
Kaseya Inc.	1,643	1,858
Kene Acquisition, Inc. (dba Entrust)	5,478	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	15	—
LS Clinical Services Holdings, Inc (dba CATO)	440	1,340
Mandrake Bidco, Inc. (dba Miratech)	138	—
MerchantWise Solutions, LLC (dba HungerRush)	711	3,021
Millstone Medical Outsourcing, LLC	2,217	2,217
MRI Software LLC	1,612	1,612
NAVEX TopCo, Inc.	810	810
NCWS Intermediate, Inc. (dba National Carwash Solutions)	4,344	—
NFM & J, L.P. (dba the Facilities Group)	2,992	2,992
Northstar Acquisition HoldCo, LLC (dba n2y)	8,008	—
Onyx CenterSource, Inc.	698	698
PDDS Holdco, Inc. (dba Planet DDS)	7,774	3,988
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	1,137
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	—
Prophix Software Inc. (dba Pound Bidco)	1,691	5,104
PT Intermediate Holdings III, LLC (dba Parts Town)	3,059	—
Recochem, Inc	2,181	2,441
Recorded Books Inc. (dba RBMedia)	267	749
Riverpoint Medical, LLC	3,514	3,070
Rock Star Mergersub LLC (dba Triumvirate Environmental)	31,302	—
Rocky Debt Merger Sub, LLC (dba NContracts)	14,384	1,973
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rubrik, Inc.	861	4,320
Runway Bidco, LLC (dba Redwood Software)	19,818	—
Singlewire Software, LLC	129	129
Smarsh, Inc.	5,000	5,000
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	17,469	5,415
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	273	—
SpendMend, LLC	190	210
Spotless Brands, LLC	903	—
Sundance Group Holdings, Inc. (dba NetDocuments)	4,032	2,463
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,498	—
Superior Environmental Solutions	1,560	880
Superman Holdings, LLC (dba Foundation Software)	4,794	1,074
Sweep Purchaser LLC	4,541	92
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	1,712	4,450
Total Vision LLC	1,270	1,895
Trader Corporation	18	18
Trystar, LLC	349	—
United Flow Technologies Intermediate Holdco II, LLC	3,967	—
UP Acquisition Corp. (dba Unified Power)	1,654	1,902
US Signal Company, LLC	3,158	—
USA DeBusk, LLC	3,507	—
USN Opco LLC (dba Global Nephrology Solutions)	961	961
Valet Waste Holdings, Inc. (dba Valet Living)	3,521	—
VASA Fitness Buyer, Inc.	476	833
VisionSafe Holdings, Inc.	1,219	—
Volt Bidco, Inc. (dba Power Factors)	7,351	5,727
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	1,869	2,401

	Unfunded Commitment Balances(1)
	September 30, 2024	December 31, 2023
Wellness AcquisitionCo, Inc. (dba SPINS)	4,800	6,600
Westwood Professional Services Inc.	4,436	—
Whitewater Holding Company LLC	2,340	2,391
WorkForce Software, LLC	1,894	1,894
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	7,987	1,141
Zeus Company, Inc.	7,993	—
Internet Truckstop Group, LLC (dba Truckstop)	—	4,400
One GI LLC	—	3,610
Sunstar Insurance Group, LLC	—	3,448
DECA Dental Holdings LLC	—	228
Premier Care Dental Management, LLC	—	2,645
StarCompliance Intermediate, LLC	—	1,025
Total 1st Lien/Senior Secured Debt	$559,194	$289,198

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$2,485	$4,151
EIP Consolidated, LLC (dba Everest Infrastructure)	1,500	3,745
K2 Towers III, LLC	1,114	2,606
Skyway Towers Intermediate LLC	3,275	3,850
Tarpon Towers II LLC	4,706	—
Thor FinanceCo LLC (dba Harmoni Towers)	1,333	1,889
Towerco IV Holdings, LLC	1,014	2,083
Total 1st Lien/Last-Out Unitranche	$15,427	$18,324
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$—
Total 2nd Lien/Senior Secured Debt	$770	$—
Total	$575,391	$307,522

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

9. NET ASSETS

Equity Issuances

At-the-market (“ATM”) Offering

The Company may, from time to time, issue and sell shares of its common stock through public or ATM offerings.

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
Gross Proceeds	$4,034	$111,043
Underwriting/Offering Expenses	(126)	(1,851)
Net Proceeds	$3,908	$109,192
Number of Shares Issued	285,037	7,226,857
Average Sales Price per Share	$14.15	$15.37

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Nine Months Ended September 30, 2024
February 21, 2024	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024	June 28, 2024	July 26, 2024	$0.45	132,515
August 8, 2024	September 30, 2024	October 28, 2024	$0.45	135,282
For the Nine Months Ended September 30, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45	101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45	100,381
August 2, 2023	September 30, 2023	October 27, 2023	$0.45	128,366	*

* In accordance with the Company’s DRIP, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in net assets from operations	$37,081	$51,595	$25,320	$145,322
Weighted average shares outstanding	116,942,390	109,535,156	113,805,819	107,881,454
Basic and diluted earnings (loss) per share	$0.32	$0.47	$0.22	$1.35

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
Per Share Data:(1)
NAV, beginning of period	$14.62		$14.61
Net investment income	1.72		1.72
Net realized and unrealized gains (losses)(2)	(1.48)		(0.38)
Income tax provision, realized and unrealized gains	—	(3)	(0.01)
Net increase (decrease) in net assets from operations	0.24		1.33
Issuance of common stock, net of underwriting and offering costs	0.03		0.02
Distributions to common stockholders	(1.35)		(1.35)
Total increase (decrease) in net assets	(1.08)		—
NAV, end of period	$13.54		$14.61
Market price, end of period	$13.76		$14.56
Shares outstanding, end of period	117,161,940		109,563,525
Weighted average shares outstanding	113,805,819		107,881,454
Total return based on NAV(4)	1.60%		9.89%
Total return based on market value(5)	3.04%		16.62%
Supplemental Data/Ratio(6):
Net assets, end of period	$1,586,088		$1,600,577
Ratio of net expenses to average net assets	11.22%		13.13%
Ratio of net expenses before voluntary waivers to average net assets	11.22%		13.30%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.14%		3.11%
Ratio of interest and other debt expenses to average net assets	7.17%		7.09%
Ratio of net incentive fees to average net assets	0.91%		2.93%
Ratio of total expenses to average net assets	11.22%		13.30%
Ratio of net investment income to average net assets	16.34%		15.80%
Portfolio turnover	24%		8%

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

On November 7, 2024, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 27, 2025 to holders of record as of December 31, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2024, we originated approximately $8.51 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,273.04	$3,153.30	$3,209.94	$3,107.47
First Lien/Last-Out Unitranche	166.12	163.30	148.07	144.74
Second Lien/Senior Secured Debt	55.66	42.89	84.62	66.56
Unsecured Debt	38.77	16.31	27.93	27.31
Preferred Stock	35.41	30.15	44.20	37.30
Common Stock	69.48	35.79	57.18	30.70
Warrants	1.85	0.39	1.85	0.25
Total Investments	$3,640.33	$3,442.13	$3,573.79	$3,414.33

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.2%	13.6%	12.1%	13.5%
First Lien/Last-Out Unitranche(2) (3)	12.6	13.8	13.1	14.4
Second Lien/Senior Secured Debt(2)	12.3	15.5	9.2	11.4
Unsecured Debt(2)	3.8	9.1	15.4	15.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.9%	13.3%	11.8%	13.2%

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

As of September 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 10.9% and 13.3%, as compared to 11.8% and 13.2% as of December 31, 2023. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at cost and fair value was primarily driven by the restoration of MPI Engineering Technologies, LLC to accrual status. Within Unsecured Debt, the decrease in weighted average yield at cost and fair value was primarily driven by the underperformance of Wine.com and the sale of Zodiac Intermediate, LLC (dba Zipari), a first lien debt investment, to mPulse Mobile, Inc. (dba Zipari Inc.), a non-income producing security.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	167	144
Percentage of performing debt bearing a floating rate(1)	99.4%	99.9%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.1%
Weighted average yield on debt and income producing investments, at amortized cost(3)	11.8%	12.6%
Weighted average yield on debt and income producing investments, at fair value(3)	13.9%	13.8%
Weighted average leverage (net debt/EBITDA)(4)	6.3x	6.1x
Weighted average interest coverage(4)	1.7x	1.5x
Median EBITDA(4)	$62.49 million	$53.98 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 24.9% and 42.9% of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	September 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$19.81	0.6%	$46.81	1.4%
Grade 2	3,095.94	89.9	3,014.62	88.2
Grade 3	237.66	6.9	272.01	8.0
Grade 4	88.72	2.6	80.89	2.4
Total Investments	$3,442.13	100.0%	$3,414.33	100.0%

The decrease in investments with a Grade 1 investment performance rating was driven by the exit of investments with an aggregate fair value of $46.81 million, partially offset by investments with an aggregate fair value of $19.81 million being upgraded from a Grade 2 investment performance rating to a Grade 1 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,474.77	95.5%	$3,437.55	96.2%
Non-accrual	165.56	4.5	136.24	3.8
Total Investments	$3,640.33	100.0%	$3,573.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$369.75	$158.53
First Lien/Last-Out Unitranche	—	9.87
Unsecured Debt	7.07	—
Total	$376.82	$168.40
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$319.50	$140.29
First Lien/Last-Out Unitranche	0.10	0.10
Second Lien/Senior Secured Debt	—	110.92
Preferred Stock	9.33	—
Common Stock	0.12	6.05
Total	$329.05	$257.36
Net increase (decrease) in portfolio	$47.77	$(88.96)
Number of new portfolio companies with new investment commitments	15	8
Total new investment commitment amount in new portfolio companies	$157.34	$49.12
Average new investment commitment amount in new portfolio companies	$10.49	$6.14
Number of existing portfolio companies with new investment commitments	19	5
Total new investment commitment amount in existing portfolio companies	$219.48	$119.28
Weighted average remaining term for new investment commitments (in years)(2)	5.8	5.2
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.1%	11.6%
Weighted average yield on new investment commitments(5)	9.9%	11.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.6%	12.1%
Weighted average yield on investments sold or repaid(7)	10.7%	11.8%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Total investment income	$110.41	$120.05	$330.57	$339.54
Net expenses	40.74	45.60	130.76	150.95
Net investment income before taxes	69.67	74.45	199.81	188.59
Income tax expense, including excise tax	1.49	1.50	3.81	3.15
Net investment income after taxes	68.18	72.95	196.00	185.44
Net realized gain (loss) on investments	(83.80)	(5.18)	(133.46)	(44.39)
Net unrealized appreciation (depreciation) on investments	56.06	(19.90)	(36.52)	4.67
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(3.13)	3.79	(0.66)	0.22
Net realized and unrealized gains (losses)	(30.87)	(21.29)	(170.64)	(39.50)
Income tax (provision) benefit for realized and unrealized gains	(0.23)	(0.06)	(0.04)	(0.62)
Net increase (decrease) in net assets from operations	$37.08	$51.60	$25.32	$145.32

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Net investment income after taxes	$68.18	$72.95	$196.00	$185.44
Less: Purchase Discount amortization	1.00	3.25	4.06	5.61
Adjusted net investment income after taxes	$67.18	$69.70	$191.94	$179.83

Net realized and unrealized gains (losses)	$(30.87)	$(21.29)	$(170.64)	$(39.50)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(1.00)	(3.28)	(4.17)	(6.15)
Less: Realized gain (loss) due to the Purchase Discount	—	0.03	0.11	0.54
Adjusted net realized and unrealized gains (losses)	$(29.87)	$(18.04)	$(166.58)	$(33.89)

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest	$99.14	$109.71	$291.89	$310.83
Payment-in-kind income	9.98	9.27	34.54	25.83
Other income	0.82	0.81	2.49	2.38
Dividend income	0.47	0.26	1.65	0.50
Total Investment Income	$110.41	$120.05	$330.57	$339.54

In the table above:

•
Interest income from investments decreased from $109.71 million and $310.83 million for the three and nine months ended September 30, 2023 to $99.14 million and $291.89 million for the three and nine months ended September 30, 2024, primarily due to investments being placed on non-accrual status as a result of underperformance, as well as a decline in base interest rates.
•
PIK income from investments increased from $25.83 million for the nine months ended September 30, 2023 to $34.54 million for the nine months ended September 30, 2024. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest and other debt expenses	$29.30	$28.17	$86.02	$83.21
Incentive fees	—	6.24	10.88	36.38
Management fees	8.85	8.87	26.45	26.76
Professional fees	1.33	0.98	3.65	2.75
Directors’ fees	0.21	0.20	0.62	0.62
Other general and administrative expenses	1.05	1.14	3.14	3.22
Total Expenses	$40.74	$45.60	$130.76	$152.94
Fee waivers	—	—	—	(1.99)
Net Expenses	$40.74	$45.60	$130.76	$150.95

In the table above:

•
Interest and other debt expenses increased from $28.17 million and $83.21 million for the three and nine months ended September 30, 2023 to $29.30 million and $86.02 million for the three and nine months ended September 30, 2024. The increase was primarily driven by higher amortization of deferred financing and debt issuance costs due to the issuance of the 2027 Notes and the Revolving Credit Facility amendment.
•
Incentive fees decreased from $6.24 million and $36.38 million for the three and nine months ended September 30, 2023 to $0 million and $10.88 million for the three and nine months ended September 30, 2024. The decrease was driven by the performance of the investment portfolio for the twelve quarters ended September 30, 2024 as compared to the twelve quarters ended September 30, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
For the nine months ended September 30, 2023, our Investment Adviser voluntarily waived incentive fees of $1.99 million and management fees of $0 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Other, net	$0.68	$0.04	$(4.98)	$(0.42)
Yasso, Inc.	—	4.68	—	4.68
IHS Intermediate Inc. (dba Interactive Health Solutions)	—	(9.90)	—	(9.90)
National Spine and Pain Centers, LLC	—	—	—	(36.27)
PPT Management Holdings, LLC (dba Pro-PT)	—	—	—	(2.48)
Sweep Purchaser LLC	—	—	(17.49)	—
Thrasio, LLC	—	—	(26.51)	—
Zodiac Intermediate, LLC (dba Zipari)	(41.23)	—	(41.23)	—
Pluralsight, Inc	(43.25)	—	(43.25)	—
Net Realized Gain (Loss) on Investments	$(83.80)	$(5.18)	$(133.46)	$(44.39)

For the nine months ended September 30, 2024, net realized losses were primarily driven by our investments in four portfolio companies. In the third quarter of 2024, the restructuring of the first lien debt investments in Pluralsight, Inc. and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.) resulted in a realized loss of $43.25 million and $41.23 million. In June 2024, the restructuring of the first lien debt investments in Thrasio, LLC resulted in a realized loss of $26.51 million. In March 2024, the restructuring of the first lien debt investments in Sweep Purchaser LLC resulted in a realized loss of $17.49 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Unrealized appreciation	$90.83	$39.26	$84.49	$81.79
Unrealized depreciation	(34.77)	(59.16)	(121.01)	(77.12)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$56.06	$(19.90)	$(36.52)	$4.67

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Portfolio Company:	($ in millions)
Pluralsight, Inc.	$42.66	$2.90
Zodiac Intermediate, LLC (dba Zipari)	39.39	21.50
Bigchange Group Limited	1.39	1.18
Clearcourse Partnership Acquireco Finance Limited	1.04	0.76
Chase Industries, Inc. (dba Senneca Holdings)	0.88	1.00
Acuity Specialty Products, Inc. (dba Zep Inc.)	0.53	2.52
Thrasio, LLC	0.22	15.68
Wine.com, Inc.	—	(18.77)
Sweep Purchaser LLC	(0.03)	12.67
Premier Imaging, LLC (dba Lucid Health)	(2.26)	(9.46)
SPay, Inc. (dba Stack Sports)	(2.31)	(6.65)
Volt Bidco, Inc. (dba Power Factors)	(3.09)	(3.79)
Picture Head Midco LLC	(4.45)	(7.39)
Other, net(1)	(4.96)	9.34
Lithium Technologies, Inc.	(5.14)	(47.59)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(7.81)	(10.42)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$56.06	$(36.52)

(1)
For the three and nine months ended September 30, 2024, Other, net includes gross unrealized appreciation of $4.72 million and $26.28 million, and gross unrealized depreciation of $(9.68) million and $(16.94) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2024 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of the investments in Pluralsight, Inc. and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), partially offset by the financial underperformance of Hollander Intermediate LLC (dba Bedding Acquisition, LLC), Lithium Technologies, Inc. and Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc., Wine.com, Inc. and Hollander Intermediate LLC (dba Bedding Acquisition, LLC), partially offset by the reversal of unrealized depreciation in connection with the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), in addition to the restructuring of investments in Thrasio, LLC and Sweep Purchaser LLC.

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Portfolio Company:	($ in millions)
Zep Inc.	$20.24	$16.83
IHS Intermediate Inc. (dba Interactive Health Solutions)	9.90	9.90
Broadway Parent, LLC	1.36	2.57
CloudBees, Inc.	1.31	2.52
Governmentjobs.com, Inc. (dba NeoGov)	0.49	1.10
MPI Engineered Technologies, LLC	0.19	(2.02)
iCIMS, Inc.	0.12	(0.99)
National Spine and Pain Centers, LLC	—	36.27
PPT Management Holdings, LLC (dba Pro-PT)	—	1.42
Output Services Group, Inc.	(0.21)	(1.85)
Ansira Partners, Inc.	(0.39)	(3.09)
Apptio, Inc.	(0.60)	(1.02)
Picture Head Midco LLC	(0.64)	(1.40)
LS Clinical Services Holdings, Inc (dba CATO)	(0.97)	(1.00)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(1.00)	(2.54)
Sweep Purchaser LLC	(1.37)	(1.86)
Diligent Corporation	(1.43)	(0.97)
Pluralsight, Inc	(1.48)	(1.59)
ATX Parent Holdings, LLC - Class A Units	(1.52)	(1.55)
Lithium Technologies, Inc.	(1.95)	(2.23)
Other, net(1)	(2.86)	(1.59)
Acuity Specialty Products, Inc. (dba Zep Inc.)	(3.04)	(3.04)
Yasso, Inc.	(4.05)	(1.58)
Wine.com, LLC	(4.75)	(8.28)
Thrasio, LLC	(12.03)	(12.26)
Zodiac Intermediate, LLC (dba Zipari)	(15.22)	(17.08)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(19.90)	$4.67

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 183% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

We may, from time to time, issue and sell shares of our common stock through public or at-the-market ("ATM”) offerings. On May 26, 2022, we entered into (i) an equity distribution agreement by and among us, GSAM and Truist Securities, Inc. (“Truist”) and (ii) an equity distribution agreement by and among us, GSAM and SMBC Nikko Securities America, Inc (“SMBC”). The equity distribution agreements with Truist and SMBC described in the preceding sentence are collectively referred to herein as the “2022 Equity Distribution Agreements.” On and effective August 1, 2023, we terminated the 2022 Equity Distribution Agreements in accordance with their respective terms.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2024:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$360.00	$—	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
Revolving Credit Facility(1)	$627.81	$—	$—	$627.81	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $524.67 million, in Euros ("EUR") of EUR of 0 million, in Great British Pounds ("GBP") of GBP 30.95 million and Canadian Dollars ("CAD") of CAD 83.52 million.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$559.19	$289.20
First Lien/Last-Out Unitranche	15.43	18.32
Second Lien/Senior Secured Debt	0.77	—
Total	$575.39	$307.52

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

On November 7, 2024, the Board of Directors declared a quarterly distribution of $0.45 per share payable on January 27, 2025 to holders of record as of December 31, 2024.

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

As of September 30, 2024 and December 31, 2023, on a fair value basis, approximately 0.6% and 0.1% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.9% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$78.99	$(17.47)	$61.52
Up 200 basis points	52.66	(11.65)	41.01
Up 100 basis points	26.33	(5.82)	20.51
Up 75 basis points	19.75	(4.37)	15.38
Up 50 basis points	13.17	(2.91)	10.26
Up 25 basis points	6.58	(1.46)	5.12
Down 25 basis points	(6.58)	1.46	(5.12)
Down 50 basis points	(13.17)	2.91	(10.26)
Down 75 basis points	(19.75)	4.37	(15.38)
Down 100 basis points	(26.33)	5.82	(20.51)
Down 200 basis points	(52.66)	11.65	(41.01)
Down 300 basis points	(78.99)	17.47	(61.52)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GOLDMAN SACHS BDC, INC.

Date: November 7, 2024	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 7, 2024	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: November 7, 2024	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)