Form 10-K
period 2024-12-31
Goldman Sachs BDC, Inc.
filed 2025-02-27
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,654.63 million.

As of February 27, 2025, there were 117,297,222 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Goldman Sachs BDC, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties, including our ability to enter into transactions involving derivatives and contracting with certain investors;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us,” and “our,” mean Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC), Goldman Sachs Private Middle Market Credit II LLC, Goldman Sachs Middle Market Lending Corp. II, Phillip Street Middle Market Lending Fund LLC, Goldman Sachs Private Credit Corp. and West Bay BDC LLC), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2024, we originated approximately $8.68 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million or above.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value
	(in millions)
First Lien/Senior Secured Debt	$3,301.75	$3,179.82
First Lien/Last-Out Unitranche	168.71	165.90
Second Lien/Senior Secured Debt	57.16	46.79
Unsecured Debt	39.12	16.79
Preferred Stock	35.51	31.25
Common Stock	69.48	34.29
Warrants	1.85	0.42
Total Investments	$3,673.58	$3,475.26

As of December 31, 2024, our portfolio consisted of 503 investments in 164 portfolio companies across 39 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2024, were Software, Health Care Providers & Services, Financial Services and Professional Services, which represented 19.5%, 10.5%, 9.4% and 9.1%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2024 was primarily 97.1% in the United States, 2.0% in Canada and 0.9% in the United Kingdom.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	13.8%
First Lien/Last-Out Unitranche(2) (3)	12.1	13.4
Second Lien/Senior Secured Debt(2)	12.7	16.1
Unsecured Debt(2)	3.9	9.0
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	10.1%	13.2%

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
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

December 31, 2024
Number of portfolio companies	164
Percentage of performing debt bearing a floating rate(1)	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	11.2%
Weighted average yield on debt and income producing investments, at fair value(3)	14.1%
Weighted average leverage (net debt/EBITDA)(4)	6.2x
Weighted average interest coverage(4)	1.8x
Median EBITDA(4)	$66.14 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments.
(3)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual status). Excludes the Purchase Discount and amortization related to the Merger.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.5% of total debt investments.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from GS Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. As of December 31, 2024, GS Group Inc. owned 5.5% of our common stock.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our board of directors (the “Board of Directors” or the “Board”), a majority of which is made up of Independent Directors (as defined below) (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the “Federal Reserve”). GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment

Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee"). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

As of December 31, 2024, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 97.6% secured debt investments (96.3% in first lien debt (including 4.8% in first lien/last-out unitranche loans) and 1.3% in second lien debt), 0.5% in unsecured debt investments, 0.9% in preferred stock, 1.0% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

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

These criteria outlined below provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

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

Our due diligence process typically includes, but is not limited to: (i) review of historical and prospective financial information; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) on-site visits; (v) interviews with management, employees, customers and vendors of the potential portfolio company; (vi) review of loan documents; (vii) background checks; and (viii) research relating to the portfolio company’s management, industry, markets, products and services and competitors.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Private Credit Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Private Credit Investment Committee. The members of the Private Credit Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the Private Credit Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we may seek to limit the downside potential of our investments by (i) requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; (ii) incorporating “put” rights and call protection into the investment structure; and (iii) negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. We may not be able to negotiate to get any or all of these protections with respect to our investments. Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of nearly 200,000 companies that represent approximately 33% of the private sector gross domestic product1. The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.
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

1 As of year-end December 2024, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $209 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 2024. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.

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
•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e., any equity or debt in the capital structure that is subordinated to our investments), and (vii) viable exit strategies. We intend to make investments in companies located primarily in the United States.

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

Our Administrator

Pursuant to our administration agreement (the "Administration Agreement”) with State Street Bank and Trust Company (our “administrator”), our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of our Investment Adviser or any of its respective subsidiaries or affiliated parties. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.”

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

For the years ended December 31, 2024 and 2023, Management Fees amounted to $35.23 million and $35.47 million. As of December 31, 2024, $8.78 million remained payable.

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

Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments” for additional information regarding the Incentive Fee.

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

For the years ended December 31, 2024 and 2023, Incentive Fees based on income amounted to $17.21 million and $49.42 million and the Investment Adviser voluntarily agreed to waive $1.99 million of Incentive Fees for the year ended December 31, 2023. As of December 31, 2024, $6.33 million remained payable.

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

For the years ended December 31, 2024 and December 31, 2023, we did not accrue any Incentive Fees based on capital gains.

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

Board Approval of the Investment Management Agreement

Our Board of Directors determined at a meeting held on August 8, 2024 to approve the continuation of the Investment Management Agreement and ratified such determination at an in-person meeting held on November 7, 2024. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (i) the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser; (ii) the contractual terms of the Investment Management Agreement, including the structure of the Management Fee imposed on gross assets (excluding cash) and the Incentive Fee imposed on net investment income and capital gains; (iii) comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies; (iv) information about the services performed and the personnel performing such services under the Investment Management Agreement; (v) comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies; (vi) the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us; (vii) any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us; (viii) other potential benefits to us as a result of our relationship with the Investment Adviser; and (ix) such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2025.

For the year ended December 31, 2024, we paid our Investment Adviser a total of $59.08 million in fees, which consisted of $35.16 million in Management Fees and $23.92 million in Incentive Fees. For the year ended December 31, 2023, we paid our Investment Adviser a total of $70.22 million in fees, which consisted of $35.83 million in Management Fees and $34.39 million in Incentive Fees.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

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

Administration Agreement

Pursuant to the Administration Agreement, our administrator is responsible for providing various accounting and administrative services to us. The Administration Agreement provides that the administrator is not liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the administrator for all reasonable expenses. To the extent that our administrator outsources any of its functions, the administrator pays any compensation associated with such functions. We are not obligated to retain our administrator. The Administration Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party. The terms of any administration agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with State Street Bank and Trust Company in effect prior to such retention, including providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Our stockholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200%, or 150% if certain requirements are met, immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. On June 15, 2018, our stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to us. As a result of this approval, we are now permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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
•
Political, social and economic uncertainties may create and exacerbate risks.
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
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
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
•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of its debt instruments or if there is a downturn in a particular industry.
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
•
To the extent original issue discount (“OID") and payment-in-kind (“PIK") interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
•
Our credit ratings may not reflect all risks of an investment in our debt securities.
•
Holders of any preferred stock we might issue would have the right to elect members of the Board of Directors and class voting rights on certain matters.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainties may create and exacerbate risks.

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

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

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” We do not currently intend to provide key person life insurance for any of our key personnel.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

Risks Relating to Our Operations

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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
•
outages due to issues experienced by specific service providers; and/or
•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Relating to Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our stockholders and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(29.46)%	(17.98)%	(6.50)%	4.99%	16.47%

(1)

Based on (i) $3,611.56 million in total assets, including debt issuance costs as of December 31, 2024, (ii) $1,934.63 million in outstanding indebtedness as of December 31, 2024, (iii) $1,572.70 million in net assets as of December 31, 2024 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 5.28%.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero-coupon securities).

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

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities, and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Stockholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs has influence, and may continue to exert influence, over our management and affairs and over most votes requiring stockholder approval.

GS Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2024, GS Group Inc. owned 5.5% of our outstanding common stock. GS & Co., a wholly owned subsidiary of GS Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with GS Group Inc. to below 25.0% of our outstanding common stock. Therefore, GS Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by GS Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the market price of our securities may decline.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

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

There may be evidence of global climate change. Climate change creates physical and financial risk, and we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Investments

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

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

Since January 1, 2022, our new investments are generally indexed to SOFR and as of December 31, 2024, we have transitioned our investments and our Revolving Credit Facility to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee ("Valuation Designee"). As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

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

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser, as the Valuation Designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

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

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

For example, as of December 31, 2024, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 20.5% of our portfolio at fair value. Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to a variety of risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2024, Software represented 19.5% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these portfolio companies and to us as an investor. These portfolio companies may be subject to restrictive financial and operating covenants and the leverage may impair these portfolio companies’ ability to finance their future operations and capital needs. As a result, these portfolio companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as futures contracts, options on futures contracts, forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We are exposed to risks associated with changes in interest rates.”

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, as an owner of approximately 5.5% of our common stock as of December 31, 2024, GS Group Inc. is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. See “—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Certain provisions of our certificate of incorporation and bylaws and the DGCL, as well as other aspects of our structure, including the substantial ownership interest of GS Group Inc., could deter takeover attempts and have an adverse impact on the price of our common stock.

Our certificate of incorporation and bylaws, along with the DGCL, contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

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
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

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

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2024, 2023 and 2022, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us. On February 26, 2025, the last reported closing sales price of our common stock on the NYSE was $12.96 per share, which represented a discount of approximately 3.36% to the NAV per share reported by us as of December 31, 2024.

		Closing Sales Price
	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distribution(3)
For the Year Ended December 31, 2024
Fourth Quarter	$13.41	$13.78	$12.10	2.8%	(9.8)%	$0.45
Third Quarter	$13.54	$15.59	$13.62	15.1%	0.6%	$0.45
Second Quarter	$13.67	$15.91	$14.84	16.4%	8.6%	$0.45
First Quarter	$14.55	$15.57	$14.56	7.0%	0.1%	$0.45
For the Year Ended December 31, 2023
Fourth Quarter	$14.62	$15.44	$13.46	5.6%	(7.9)%	$0.45
Third Quarter	$14.61	$15.13	$13.64	3.6%	(6.6)%	$0.45
Second Quarter	$14.59	$14.33	$12.79	(1.8)%	(12.3)%	$0.45
First Quarter	$14.44	$16.40	$13.55	13.6%	(6.2)%	$0.45
For the Year Ended December 31, 2022
Fourth Quarter	$14.61	$16.07	$13.72	10.0%	(6.1)%	$0.45
Third Quarter	$15.02	$18.05	$14.45	20.2%	(3.8)%	$0.45
Second Quarter	$15.53	$20.33	$16.53	30.9%	6.4%	$0.45
First Quarter	$15.80	$20.59	$19.06	30.3%	20.6%	$0.45

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

Please refer to “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 Significant Accounting Policies—Distributions” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains. See also “Item 1A. Risk Factors—Risks Relating to Our Securities—We may not be able to pay distributions to holders of our common stock or preferred stock, distributions to holders of our common stock or preferred stock may not grow over time and a portion of our distributions to holders of our common stock or preferred stock may be a return of capital for U.S. federal income tax purposes.”

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

The following table summarizes the distributions declared on shares of our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2024
February 21, 2024	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024	June 28, 2024	July 26, 2024	$0.45	132,515
August 8, 2024	September 30, 2024	October 28, 2024	$0.45	135,282
November 7, 2024	December 31, 2024	January 27, 2025	$0.45	136,377	*
For the Year Ended December 31, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45	101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45	100,381
August 2, 2023	September 30, 2023	October 27, 2023	$0.45	128,366	*
November 1, 2023	December 29, 2023	January 26, 2024	$0.45	119,186
* In accordance with our DRIP, shares were purchased in the open market.

Holders

As of February 27, 2025, there were approximately 11 holders of record of our common stock (including Cede & Co.).

Issuer and Affiliate Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 31, 2019 to December 31, 2024 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 31, 2019, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
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

Stockholder transaction expenses (as a percentage of offering price):
Sales load (as a percentage of offering price)	None(1)
Offering expenses (as a percentage of offering price)	None(1)
Dividend reinvestment plan expenses(3)	None(2)
Total stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees(5)	2.21%
Incentive fees(6)	1.08%
Interest payments on borrowed funds(7)	6.10%
Other expenses(8)	1.77%
Total annual expenses	11.16%

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
(4)
“Net assets attributable to common stock” equals average net assets for the year ended December 31, 2024.
(5)
Our Management Fee is calculated at (i) an annual rate of 1.00% (0.25% per quarter), of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. See “Item 1. Business—Management Agreements—Investment Management Agreement.” The Management Fee referenced in the table above is based on actual gross amounts incurred during the twelve months ended December 31, 2024.
(6)
The Incentive Fee payable to our Investment Adviser is based on our performance. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not. For more detailed information about the Incentive Fee, see “Item 1. Business—Management Agreements—Investment Management Agreement.” The Incentive Fee referenced in the table above is based on actual net amounts incurred during the twelve months ended December 31, 2024.
(7)
Interest payments on borrowed funds represents borrowings under the $360.00 million aggregate principal amount of our 3.75% Notes due 2025 (the “2025 Notes”), the $500.00 million of our 2.875% Notes due 2026 (the “2026 Notes”) and the $400.00 million of our 6.375% Notes due 2027 (the “2027 Notes”). In addition, interest payments on borrowed funds include our annualized interest expense based on borrowings under the Revolving Credit Facility for the three months ended December 31, 2024, which bore a weighted average interest rate of 6.72%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the Investment Company Act.
(8)
Other expenses include overhead expenses, including payments under the administration agreement with our administrator (the “Administration Agreement”), and is based on actual amounts incurred during the twelve months ended December 31, 2024. See “Item 1. Business—Administration Agreement.”

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the Incentive Fee based on capital gains)	98	280	444	786
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the Incentive Fee based on capital gains)	108	308	488	863

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

Senior Securities

Information about our senior securities is shown in the following tables as of the end of the last ten fiscal years. The information as of and for each of the years ended December 31, 2024, 2023, 2022, 2021, and 2020, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility	(in millions)
December 31, 2024	$674.63	$1,811.80	—	N/A
December 31, 2023	$972.24	$1,870.56	—	N/A
December 31, 2022	$1,161.40	$1,740.41	—	N/A
December 31, 2021	$858.72	$1,860.46	—	N/A
December 31, 2020	$629.38	$1,979.61	—	N/A
December 31, 2019	$618.41	$1,869.46	—	N/A
December 31, 2018	$509.42	$2,062.21	—	N/A
December 31, 2017	$431.25	$2,328.75	—	N/A
December 31, 2016	$387.75	$2,323.00	—	N/A
December 31, 2015	$419.00	$2,643.56	—	N/A
Convertible Notes due 2022(5)
December 31, 2024	$—	N/A	—	N/A
December 31, 2023	$—	N/A	—	N/A
December 31, 2022	$—	N/A	—	N/A
December 31, 2021	$155.00	$1,860.46	—	N/A
December 31, 2020	$155.00	$1,979.61	—	N/A
December 31, 2019	$155.00	$1,869.46	—	N/A
December 31, 2018	$155.00	$2,062.21	—	N/A
December 31, 2017	$115.00	$2,328.75	—	N/A
December 31, 2016	$115.00	$2,323.00	—	N/A
Unsecured Notes due 2025
December 31, 2024	$360.00	$1,811.80	—	N/A
December 31, 2023	$360.00	$1,870.56	—	N/A
December 31, 2022	$360.00	$1,740.41	—	N/A
December 31, 2021	$360.00	$1,860.46	—	N/A
December 31, 2020	$360.00	$1,979.61	—	N/A
Unsecured Notes due 2026
December 31, 2024	$500.00	$1,811.80	—	N/A
December 31, 2023	$500.00	$1,870.56	—	N/A
December 31, 2022	$500.00	$1,740.41	—	N/A
December 31, 2021	$500.00	$1,860.46	—	N/A
December 31, 2020	$500.00	$1,979.61	—	N/A
Unsecured Notes due 2027
December 31, 2024	$400.00	$1,811.80	—	N/A
Foreign Currency Forward Contracts(6)
December 31, 2024	$2.66	$1,811.80	—	N/A
December 31, 2023	$7.75	$1,870.56	—	N/A
December 31, 2022	$7.75	$1,740.41	—	N/A
December 31, 2021	$2.48	$1,860.46	—	N/A
December 31, 2020	$4.38	$1,979.61	—	N/A
December 31, 2019	$4.23	$1,869.46	—	N/A
December 31, 2018	$3.90	$2,062.21	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.

(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2024, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $5,202.85.
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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2024, we originated approximately $8.68 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million or above.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,301.75	$3,179.82	$3,209.94	$3,107.47
First Lien/Last-Out Unitranche	168.71	165.90	148.07	144.74
Second Lien/Senior Secured Debt	57.16	46.79	84.62	66.56
Unsecured Debt	39.12	16.79	27.93	27.31
Preferred Stock	35.51	31.25	44.20	37.30
Common Stock	69.48	34.29	57.18	30.70
Warrants	1.85	0.42	1.85	0.25
Total Investments	$3,673.58	$3,475.26	$3,573.79	$3,414.33

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	13.8%	12.1%	13.5%
First Lien/Last-Out Unitranche(2) (3)	12.1	13.4	13.1	14.4
Second Lien/Senior Secured Debt(2)	12.7	16.1	9.2	11.4
Unsecured Debt(2)	3.9	9.0	15.4	15.7
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.1%	13.2%	11.8%	13.2%

(1)
The weighted average yield at amortized cost of our portfolio excludes the Purchase Discount (as defined below) and amortization related to our merger with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) (the “Merger”) and does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

As of December 31, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 10.1% and 13.2%, as compared to 11.8% and 13.2% as of December 31, 2023. The decrease in the total portfolio weighted average yield at amortized cost was primarily due to a decline in interest rates. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was driven by (i) a decline in interest rates and (ii) placing Lithium Technologies, Inc. on non-accrual status. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was primarily driven by a decline in interest rates. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by the restoration of MPI Engineering Technologies, LLC to accrual status. Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by (i) placing Wine.com on non-accrual status and (ii) the sale of Zodiac Intermediate, LLC (dba Zipari), a first lien debt investment, to mPulse Mobile, Inc. (dba Zipari Inc.), a non-income producing security.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	164	144
Percentage of performing debt bearing a floating rate(1)	99.4%	99.9%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.1%
Weighted average yield on debt and income producing investments, at amortized cost(3)	11.2%	12.6%
Weighted average yield on debt and income producing investments, at fair value(3)	14.1%	13.8%
Weighted average leverage (net debt/EBITDA)(4)	6.2x	6.1x
Weighted average interest coverage(4)	1.8x	1.5x
Median EBITDA(4)	$66.14 million	$53.98 million
(1)
Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)
Includes income producing preferred stock investments.
(3)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total performing debt and other income producing investments (excluding investments on non-accrual status). Excludes the Purchase Discount and amortization related to the Merger.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.5% and 42.9% of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$46.81	1.4%
Grade 2	3,238.74	93.2	3,014.62	88.2
Grade 3	181.92	5.2	272.01	8.0
Grade 4	54.60	1.6	80.89	2.4
Total Investments	$3,475.26	100.0%	$3,414.33	100.0%

The decrease in investments with a Grade 1 investment performance rating was driven by the exit of investments with an aggregate fair value of $46.81 million. The decrease in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $32.51 million being upgraded from a Grade 3 investment performance rating to a Grade 2 investment performance rating due to improved performance, an investment with a fair value of $34.27 million being downgraded from a Grade 3 investment performance rating to a Grade 4 investment performance rating due to financial underperformance, as well as the sale of an investment with a fair value of $33.00 million. The decrease in investments with a Grade 4 investment performance rating was primarily driven by the restructuring of investments with an aggregate fair value of $58.80 million, partially offset by an investment with an aggregate fair value of $34.27 million being downgraded from a Grade 3 investment performance rating to Grade 4 investment performance rating, as mentioned above.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,508.72	95.5%	$3,437.55	96.2%
Non-accrual	164.86	4.5	136.24	3.8
Total Investments	$3,673.58	100.0%	$3,573.79	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,322.61	$383.57
First Lien/Last-Out Unitranche	14.85	39.57
Second Lien/Senior Secured Debt	3.08	—
Unsecured Debt	7.07	—
Preferred Stock	0.10	—
Common Stock	2.73	—
Total	$1,350.44	$423.14
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$804.53	$356.88
First Lien/Last-Out Unitranche	0.41	0.41
Second Lien/Senior Secured Debt	40.13	147.77
Preferred Stock	9.33	7.08
Common Stock	4.21	7.05
Total	$858.61	$519.19
Net increase (decrease) in portfolio	$491.83	$(96.05)
Number of new portfolio companies with new investment commitments	38	27
Total new investment commitment amount in new portfolio companies	$639.10	$206.92
Average new investment commitment amount in new portfolio companies	$16.82	$7.66
Number of existing portfolio companies with new investment commitments	48	13
Total new investment commitment amount in existing portfolio companies	$711.34	$216.22
Weighted average remaining term for new investment commitments (in years)(2)	5.3	5.0
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.7%	12.2%
Weighted average yield on new investment commitments(5)	10.6%	12.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	12.8%	12.2%
Weighted average yield on investments sold or repaid(7)	12.3%	11.9%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(2)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)
May include preferred stock investments.
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2023 and 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2023.

Our operating results were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Total investment income	$434.37	$454.91
Net expenses	176.52	202.83
Net investment income before taxes	257.85	252.08
Income tax expense, including excise tax	5.30	4.84
Net investment income after taxes	252.55	247.24
Net realized gain (loss) on investments	(157.97)	(71.78)
Net unrealized appreciation (depreciation) on investments	(37.06)	25.36
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	5.53	(4.31)
Net realized and unrealized gains (losses)	(189.50)	(50.73)
Income tax (provision) benefit for realized and unrealized gains	(0.18)	(0.64)
Net increase (decrease) in net assets from operations	$62.87	$195.87

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

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Net investment income after taxes	$252.55	$247.24
Less: Purchase Discount amortization	5.02	6.66
Adjusted net investment income after taxes	$247.53	$240.58

Net realized and unrealized gains (losses)	$(189.50)	$(50.73)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(5.13)	(7.20)
Less: Realized gain (loss) due to the Purchase Discount	0.11	0.54
Adjusted net realized and unrealized gains (losses)	$(184.48)	$(44.07)

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest	$378.11	$416.99
Payment-in-kind income	50.43	33.87
Other income	3.86	3.14
Dividend income	1.97	0.91
Total Investment Income	$434.37	$454.91

In the table above:

•
Interest income from investments decreased from $416.99 million for the year ended December 31, 2023 to $378.11 million for the year ended December 31, 2024, primarily due to placing investments on non-accrual status as a result of underperformance, the increase in the number of investments earning PIK income, as well as a decline in base interest rates.
•
PIK income from investments increased from $33.87 million for the year ended December 31, 2023 to $50.43 million for the year ended December 31, 2024. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest and other debt expenses	$113.72	$111.30
Incentive fees	17.21	49.42
Management fees	35.23	35.47
Professional fees	5.00	3.54
Directors’ fees	0.83	0.82
Other general and administrative expenses	4.53	4.27
Total Expenses	$176.52	$204.82
Fee waivers	—	(1.99)
Net Expenses	$176.52	$202.83

In the table above:

•
Interest and other debt expenses increased from $111.30 million for the year ended December 31, 2023 to $113.72 million for the year ended December 31, 2024. The increase was primarily driven by higher amortization of debt issuance costs due to the issuance of the 2027 Notes.
•
Incentive fees decreased from $49.42 million for the year ended December 31, 2023 to $17.21 million for the year ended December 31, 2024. The decrease was driven by the performance of the investment portfolio for the twelve quarters ended December 31, 2024 as compared to the twelve quarters ended December 31, 2023. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.
•
For the year ended December 31, 2023, our Investment Adviser voluntarily waived Incentive fees of $1.99 million and Management fees of $0.00 million. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Other, net	$(7.16)	$(2.93)
Sweep Purchaser LLC	(17.49)	—
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(22.33)	—
Thrasio, LLC	(26.51)	—
Zodiac Intermediate, LLC (dba Zipari)	(41.23)	—
Pluralsight, Inc.	(43.25)	—
Yasso, Inc.	—	5.01
Ansira Partners, Inc.	—	(5.33)
IHS Intermediate Inc. (dba Interactive Health Solutions)	—	(9.90)
Bolttech Mannings, Inc.	—	(22.37)
National Spine and Pain Centers, LLC	—	(36.26)
Net Realized Gain (Loss) on Investments	$(157.97)	$(71.78)

For the year ended December 31, 2024, net realized losses were primarily driven by our investments in five portfolio companies. In the fourth quarter of 2024, the sale of Hollander Intermediate LLC (dba Bedding Acquisition, LLC) resulted in a realized loss of $22.33 million. In the third quarter of 2024, the restructuring of the first lien debt investments in Pluralsight, Inc. and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.) resulted in a realized loss of $43.25 million and $41.23 million, respectively. In the second quarter of 2024, the restructuring of the first lien debt investments in Thrasio, LLC resulted in a realized loss of $26.51 million. In the first quarter of 2024, the restructuring of the first lien debt investments in Sweep Purchaser LLC resulted in a realized loss of $17.49 million.

For the year ended December 31, 2023, net realized losses were primarily driven by the exit of our investments in two portfolio companies. In the first quarter of 2023, we fully exited our second lien debt investment and common stock investment in National Spine and Pain Centers, LLC, which resulted in a realized loss of $36.26 million. In the fourth quarter of 2023, we fully exited our common stock investment in Bolttech Mannings, Inc., which resulted in a realized loss of $22.37 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Unrealized appreciation	$91.86	$112.63
Unrealized depreciation	(128.92)	(87.27)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(37.06)	$25.36

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2024
Portfolio Company:	($ in millions)
Zodiac Intermediate, LLC (dba Zipari)	$21.50
Thrasio, LLC	16.18
Sweep Purchaser LLC	12.64
Other, net(1)	9.44
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	4.38
Chase Industries, Inc. (dba Senneca Holdings)	3.80
Volt Bidco, Inc. (dba Power Factors)	(4.31)
Premier Imaging, LLC (dba Lucid Health)	(9.75)
Streamland Media Midco LLC(2)	(14.89)
Wine.com, Inc.	(18.77)
Lithium Technologies, Inc.	(57.28)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(37.06)

(1)
For the year ended December 31, 2024, Other, net includes gross unrealized appreciation of $33.36 million and gross unrealized depreciation of $(23.92) million.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc., Wine.com, Inc. and Streamland Media Midco LLC (formerly known as Picture Head Midco LLC), partially offset by the reversal of unrealized depreciation in connection with the aforementioned sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), in addition to the restructuring of investments in Thrasio, LLC and Sweep Purchaser LLC.

For the Year Ended December 31, 2023
Portfolio Company:	($ in millions)
National Spine and Pain Centers, LLC	$36.26
Bolttech Mannings, Inc.	22.37
Zep Inc.	16.83
IHS Intermediate Inc. (dba Interactive Health Solutions)	9.90
CloudBees, Inc.	2.39
Lithium Technologies, Inc.	(3.21)
Wine.com, LLC	(7.42)
Other, net(1)	(9.89)
Thrasio, LLC	(12.26)
Sweep Purchaser LLC	(12.53)
Zodiac Intermediate, LLC (dba Zipari)	(17.08)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$25.36

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 181% and 187%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

Equity Issuances

We may, from time to time, issue and sell shares of our common stock through public or at-the-market (“ATM”) offerings. On November 15, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among us, GSAM and Truist Securities, Inc. (“Truist”).

For the year ended December 31, 2024, we issued and sold the following shares of common stock through ATM offerings:

For the Year Ended December 31, 2024
(in millions, except share and per share amounts)
Gross Proceeds	$111.04
Underwriting/Offering Expenses	(1.85)
Net Proceeds	$109.19
Number of Shares Issued	7,226,857
Average Sales Price per Share	$15.37

For further details regarding the 2023 Equity Distribution Agreement, see Note 9 “Net Assets—Equity Issuances—At-the-market (“ATM”) Offering” to our consolidated financial statements included in this report.

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

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. has opted out of the DRIP, and GS & Co. had also opted out of the DRIP in respect of any shares of our common stock acquired through any 10b5-1 plan.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2025 Notes	$360.00	$360.00	$—	$—	$—
2026 Notes	$500.00	$—	$500.00	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
Revolving Credit Facility(1)	$674.63	$—	$—	$674.63	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $626.67 million, in Euros ("EUR") of EUR of 10.50 million, in Great British Pounds ("GBP") of GBP 18.95 million, Canadian Dollars ("CAD") of CAD 8.52 million and Australian Dollars ("AUD") of AUD 12.00 million.

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

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple Sterling Overnight Index Average (“SONIA”) plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, (i) in the case of borrowings denominated in Pound Sterling (GBP) only, an additional 0.1193% credit adjustment spread, and (ii) in the case of borrowings denominated in Canadian Dollars only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

For further details, see Note 6 “Debt—Revolving Credit Facility” to our consolidated financial statements included in this report.

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

On February 10, 2025, we paid to Computershare Trust Company, National Association, for the benefit of the holders of the 2025 Notes, the aggregate principal amount outstanding of $360.00 million, plus accrued and unpaid interest, in full satisfaction of our obligations under the 2025 Notes.

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

2027 Notes

On March 11, 2024, we closed an offering of $400.00 million aggregate principal amount of 6.375% unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually, in arrears on March 11 and September 11 of each year, commencing on September 11, 2024. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2027 Notes” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$479.24	$289.20
First Lien/Last-Out Unitranche	12.96	18.32
Second Lien/Senior Secured Debt	0.77	—
Total	$492.97	$307.52

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition,

Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in this report.

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

RECENT DEVELOPMENTS

On February 7, 2025, we borrowed $360.00 million under the Revolving Credit Facility. The proceeds, together with cash on hand, were used to repay the 2025 Notes, as described below.

On February 10, 2025, we paid to Computershare Trust Company, National Association, for the benefit of the holders of the 2025 Notes, the aggregate principal amount outstanding of $360.00 million, plus accrued and unpaid interest, in full satisfaction of our obligations under the 2025 Notes.

On February 26, 2025, the Board of Directors declared a (i) quarterly distribution of $0.32 per share (the “Base Dividend”) and (ii) special distribution of $0.16 per share (the “Special Dividend”), each payable on or about April 28, 2025 to holders of record as of March 31, 2025. The Board of Directors also authorized a future Special Dividend for each of the second quarter of 2025 and third quarter of 2025. In addition, the Board authorized future quarterly supplemental distributions in the amount of at least 50% of our net investment income in excess of the amount of the Base Dividend, to the extent there is sufficient net investment income.

On and effective February 27, 2025, we entered into a Third Amended and Restated Investment Management Agreement (the “Third Amended and Restated IMA”) with our Investment Adviser. The Third Amended and Restated IMA amends and restates, in its entirety, the Investment Management Agreement to change the amount of the Incentive Fee based on income from 20.0% of Ordinary Income that exceeds the Catch-up Amount to (A) 20.0% for the periods through December 31, 2024 and (B) 17.5% for the periods after December 31, 2024. As a result, the Catch-up Amount will be equal to a quarterly rate of 2.1875% for the periods through December 31, 2024 and 2.12% for the periods after December 31, 2024. The Third Amended and Restated IMA also changed the Incentive Fee Cap from 20.0% to (A) 20% for the periods through December 31, 2024 and (B)17.5% for the periods after December 31, 2024. In addition, the Third Amended and Restated IMA changed the amount of the Incentive Fee based on capital gains from 20% to 17.5%. See “Part II, Item 9B. Other Information” for additional information.

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

As of December 31, 2024 and December 31, 2023, on a fair value basis, approximately 0.6% and 0.1% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.9% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$79.14	$(18.83)	$60.31
Up 200 basis points	52.76	(12.56)	40.20
Up 100 basis points	26.38	(6.28)	20.10
Up 75 basis points	19.78	(4.71)	15.07
Up 50 basis points	13.19	(3.14)	10.05
Up 25 basis points	6.59	(1.57)	5.02
Down 25 basis points	(6.59)	1.57	(5.02)
Down 50 basis points	(13.19)	3.14	(10.05)
Down 75 basis points	(19.78)	4.71	(15.07)
Down 100 basis points	(26.38)	6.28	(20.10)
Down 200 basis points	(52.73)	12.56	(40.17)
Down 300 basis points	(78.97)	18.83	(60.14)

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

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2022, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2021 and 2020 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, agent banks, portfolio company investees, broker and transfer agent; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Debt Investments Developed Using Significant Unobservable Inputs Utilized in the Income Approach

As described in Note 5 to the consolidated financial statements, the Company held $3,432 million of total level 3 investments at fair value as of December 31, 2024, with debt investments representing approximately 98% of this total. For $3,028 million or 90% of those level 3 debt investments, the fair values were determined by management using the income approach. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.

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

February 27, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,533,627 and $3,500,119)	$3,368,503	$3,371,910
Non-controlled affiliated investments (cost of $139,955 and $73,672)	106,755	42,419
Total investments, at fair value (cost of $3,673,582 and $3,573,791)	$3,475,258	$3,414,329
Investments in affiliated money market fund (cost of $25,238 and $—)	25,238	—
Cash	61,795	52,363
Interest and dividends receivable	28,092	38,534
Deferred financing costs	11,897	14,937
Other assets	1,103	2,656
Total assets	$3,603,383	$3,522,819
Liabilities
Debt (net of debt issuance costs of $8,176 and $5,447)	$1,926,452	$1,826,794
Interest and other debt expenses payable	21,289	13,369
Management fees payable	8,780	8,708
Incentive fees payable	6,330	13,041
Distribution payable	52,784	49,304
Unrealized depreciation on foreign currency forward contracts	38	726
Secured borrowings	2,920	—
Accrued expenses and other liabilities	12,090	9,052
Total liabilities	$2,030,683	$1,920,994
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 117,297,222 and 109,563,525 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	117	110
Paid-in capital in excess of par	1,946,253	1,826,294
Distributable earnings (loss)	(373,670)	(224,579)
Total net assets	$1,572,700	$1,601,825
Total liabilities and net assets	$3,603,383	$3,522,819
Net asset value per share	$13.41	$14.62

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$374,200	$414,711	$329,641
Payment-in-kind income	50,094	33,662	20,415
Other income	3,733	3,099	4,933
Dividend income	2	—	—
From non-controlled affiliated investments:
Interest income	3,912	2,286	1,236
Dividend income	1,970	908	382
Payment-in-kind income	335	207	547
Other income	128	41	23
From controlled affiliated investments:
Payment-in-kind income	—	—	259
Interest income	—	—	16
Total investment income	$434,374	$454,914	$357,452
Expenses:
Interest and other debt expenses	$113,718	$111,302	$79,464
Incentive fees	17,212	49,417	12,023
Management fees	35,232	35,470	35,996
Professional fees	4,998	3,536	3,466
Directors’ fees	828	823	833
Other general and administrative expenses	4,535	4,269	4,370
Total expenses	$176,523	$204,817	$136,152
Fee waivers	$—	$(1,986)	$(11,724)
Net expenses	$176,523	$202,831	$124,428
Net investment income before taxes	$257,851	$252,083	$233,024
Income tax expense, including excise tax	$5,298	$4,842	$4,453
Net investment income after taxes	$252,553	$247,241	$228,571
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(155,950)	$(49,409)	$(4,548)
Non-controlled affiliated investments	(2,015)	—	—
Controlled affiliated investments	—	(22,366)	(14,414)
Foreign currency forward contracts	(703)	—	283
Foreign currency and other transactions	5,236	404	(2,585)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(35,110)	5,529	(144,792)
Non-controlled affiliated investments	(1,947)	(2,532)	(3,319)
Controlled affiliated investments	—	22,366	(7,367)
Foreign currency forward contracts	688	(242)	(584)
Foreign currency translations and other transactions	299	(4,482)	3,997
Net realized and unrealized gains (losses)	$(189,502)	$(50,732)	$(173,329)
(Provision) benefit for taxes on realized gain/loss on investments	$(492)	$(1,210)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	308	575	(239)
Net increase (decrease) in net assets from operations	$62,867	$195,874	$55,003
Weighted average shares outstanding	114,673,460	108,305,428	102,258,701
Basic and diluted net investment income per share	$2.20	$2.28	$2.24
Basic and diluted earnings (loss) per share	$0.55	$1.81	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Net assets at beginning of period	$1,601,825	$1,502,394	$1,614,400
Increase (decrease) in net assets from operations:
Net investment income	$252,553	$247,241	$228,571
Net realized gain (loss)	(153,432)	(71,371)	(21,264)
Net change in unrealized appreciation (depreciation)	(36,070)	20,639	(152,065)
(Provision) benefit for taxes on realized gain/loss on investments	(492)	(1,210)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	308	575	(239)
Net increase (decrease) in net assets from operations	$62,867	$195,874	$55,003
Distributions to stockholders from:
Distributable earnings	$(208,488)	$(197,124)	$(184,315)
Total distributions to stockholders	$(208,488)	$(197,124)	$(184,315)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$109,192	$97,541	$13,457
Reinvestment of stockholder distributions	7,304	3,140	3,849
Net increase in net assets from capital transactions	$116,496	$100,681	$17,306
Total increase (decrease) in net assets	$(29,125)	$99,431	$(112,006)
Net assets at end of period	$1,572,700	$1,601,825	$1,502,394
Distributions per share	$1.80	$1.80	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase in net assets from operations:	$62,867	$195,874	$55,003
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(995,850)	(394,354)	(712,708)
Payment-in-kind interest capitalized	(55,067)	(32,351)	(20,879)
Investments in affiliated money market fund, net	(25,238)	—	—
Proceeds from sales of investments and principal repayments	822,485	508,065	570,951
Net realized (gain) loss on investments	157,965	71,775	19,005
Net change in unrealized (appreciation) depreciation on investments	37,057	(25,363)	155,478
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(517)	180	437
Amortization of premium and accretion of discount, net	(25,824)	(35,885)	(39,620)
Amortization of deferred financing and debt issuance costs	8,819	6,291	6,292
Amortization of original issue discount on convertible notes	—	—	118
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	10,442	(6,755)	(8,501)
(Increase) decrease in other assets	1,132	(1,153)	1,833
Increase (decrease) in interest and other debt expenses payable	7,590	173	(1,740)
Increase (decrease) in management fees payable	72	(355)	693
Increase (decrease) in incentive fees payable	(6,711)	13,041	(760)
Increase (decrease) in accrued expenses and other liabilities	3,235	1,509	1,837
Net cash provided by (used for) operating activities	$2,457	$300,692	$27,439
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$109,932	$98,085	$14,014
Offering costs paid	(515)	(680)	(557)
Distributions paid	(197,704)	(190,963)	(180,001)
Deferred financing and debt issuance costs paid	(8,178)	(5,275)	(2,883)
Borrowings on debt	1,098,033	378,540	846,179
Repayments of debt	(995,646)	(567,700)	(698,500)
Secured borrowings	1,224	—	—
Net cash provided by (used for) financing activities	$7,146	$(287,993)	$(21,748)
Net increase (decrease) in cash	$9,603	$12,699	$5,691
Effect of foreign exchange rate changes on cash and cash equivalents	(171)	62	147
Cash, beginning of period	52,363	39,602	33,764
Cash, end of period	$61,795	$52,363	$39,602
Supplemental and non-cash activities
Interest expense paid	$93,942	$102,574	$71,957
Accrued but unpaid excise tax expense	$6,000	$5,079	$3,494
Accrued but unpaid distributions	$52,784	$49,304	$46,283
Reinvestment of stockholder distributions	$7,304	$3,140	$3,849
Exchange of investments	$204,206	$119,617	$153,310

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 216.8%
Canada - 4.5%
1st Lien/Senior Secured Debt - 4.5%
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30		$13,191	$12,943	$13,191	(6) (7) (8)
Recochem, Inc	Chemicals	9.66%	C + 5.75%	11/01/30	CAD	7,911	5,606	5,503	(6) (7) (8)
Recochem, Inc	Chemicals	9.54%	C + 5.75%	11/01/30	CAD	1,941	25	36	(6) (7) (8) (9)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30		1,749	1,718	1,749	(6) (7) (8)
Recochem, Inc	Chemicals	10.32%	S + 5.75%	11/01/30	CAD	1,294	178	186	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.86%	S + 6.00%	02/01/27		13,488	13,433	13,420	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.86%	S + 6.00%	02/01/27		1,294	321	314	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27		730	—	(4)	(6) (7) (8) (9)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.98%	S + 5.50%	11/06/26		8,676	8,628	8,632	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.50%	11/06/26		1,260	(4)	(6)	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	9.98%	S + 5.50%	11/06/26		5,684	5,625	5,655	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.71%	S + 6.25%	05/25/27		21,167	20,969	21,008	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(28)	(25)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.12%	S + 6.75%	11/23/28		873	858	856	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		438	(2)	(9)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							70,270	70,506
Total Canada							$70,270	70,506
Germany - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering			06/30/25		$3,917	$3,603	$741	(7) (8) (10) (11)
Kawa Solar Holdings Limited	Construction & Engineering			06/30/25		3,318	800	—	(7) (8) (10) (11)
Total 1st Lien/Senior Secured Debt							4,403	741
Total Germany							$4,403	$741
Singapore - 0.0%
Unsecured Debt - 0.0%
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24		$1,266	$1,055	$—	(7) (8) (10) (11) (12)
Total Unsecured Debt							1,055	—
Total Singapore							$1,055	$—
United Kingdom - 1.9%
1st Lien/Senior Secured Debt - 1.9%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.70%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	15,396	$18,427	$18,695	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.70%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	12,508	11,245	10,908	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							29,672	29,603
Total United Kingdom							$29,672	$29,603

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
United States - 210.4%
1st Lien/Senior Secured Debt - 195.8%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.49%	S + 5.00%	01/09/30	$962	$940	$953	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.49%	S + 5.00%	01/09/30	735	723	728	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	250	(4)	(3)	(6) (8) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	10.52%	S + 6.00%	04/19/30	8,123	7,975	7,961	(6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	1,219	(22)	(24)	(6) (8) (9)
Thrasio, LLC	Broadline Retail		S + 10.26% PIK	06/18/29	14,856	12,309	12,962	(6) (8) (10) (13)
Thrasio, LLC	Broadline Retail	14.89%	S + 10.26% PIK	06/18/29	4,788	4,719	4,776	(6) (8) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.25%	S + 4.00%	10/02/28	52,519	52,519	51,994	(6) (8)
Elemica Parent, Inc.	Chemicals	10.28%	S + 5.50%	09/18/26	6,785	6,645	6,649	(6) (8)
Elemica Parent, Inc.	Chemicals	10.17%	S + 5.50%	09/18/26	1,451	1,437	1,422	(6) (8)
Elemica Parent, Inc.	Chemicals	10.31%	S + 5.50%	09/18/26	1,331	1,310	1,304	(6) (8)
Elemica Parent, Inc.	Chemicals	10.12%	S + 5.50%	09/18/26	930	918	911	(6) (8)
Elemica Parent, Inc.	Chemicals	10.31%	S + 5.50%	09/18/26	543	538	532	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.27%	S + 5.75%	11/15/30	4,975	4,887	4,875	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	835	(14)	(17)	(6) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.64%	S + 6.00%	12/16/26	12,572	12,388	12,069	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.64%	S + 6.00%	12/16/26	1,915	1,864	1,838	(8)
ASM Buyer, Inc.	Commercial Services & Supplies	10.02%	S + 5.50% (Incl 2.75% PIK)	08/22/31	8,560	8,335	8,474	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	9.41%	S + 5.00%	08/22/30	1,000	82	90	(6) (8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl 2.75% PIK)	08/22/31	500	(5)	(5)	(6) (8) (9)
Halo Branded Solutions, Inc.	Commercial Services & Supplies	8.96%	S + 4.50%	06/30/25	6,157	6,152	5,819
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.84%	S + 5.25%	02/07/31	9,475	9,303	9,380	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.59%	S + 5.25%	02/07/31	4,213	397	396	(6) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	1,264	(22)	(13)	(6) (8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.15%	S + 4.75%	12/15/31	19,478	19,284	19,283	(6)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31	6,233	(31)	(31)	(6) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.15%	S + 4.75%	12/15/31	2,649	285	285	(6) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	3,950	3,869	3,930	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.25%	S + 5.75%	08/01/29	2,189	2,156	2,107	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 5.75%	08/01/29	1,853	(14)	(69)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	11.00%	S + 6.50%	08/01/29	1,200	1,172	1,194	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	1,063	221	235	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	596	583	593	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.96%	S + 6.50%	08/01/29	199	194	198	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.24%	S + 5.75% PIK	06/30/27	20,588	20,441	20,383	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.24%	S + 5.75%	06/30/27	10,624	10,582	10,570	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27	4,541	(31)	(23)	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.61%	S + 5.25%	04/30/31	8,895	8,771	8,850	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.89%	S + 5.25%	04/30/31	3,280	344	353	(6) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
USA DeBusk, LLC	Commercial Services & Supplies	9.59%	S + 5.25%	04/30/30		$1,230	$352	$363	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29		25,032	24,879	24,845	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.11%	S + 5.75%	05/01/29		2,641	1,349	1,345	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29		2,201	(13)	(17)	(6) (8) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.35%	S + 5.50%	06/29/27		31,921	31,691	31,602	(6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.65%	S + 5.25%	06/29/27		9,664	761	755	(6) (8) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		944	(6)	(9)	(6) (8) (9)
ATX Networks Corp.	Communications Equipment	11.35%	S + 7.00% PIK	09/01/26		2,439	2,148	2,140	(6) (8)
ATX Networks Corp.	Communications Equipment	10.85%	S + 6.50% PIK	09/01/26		1,587	1,402	1,178	(6) (8)
ATX Networks Corp.	Communications Equipment	10.36%	S + 6.00% PIK	09/01/26		751	390	375	(6) (7) (8) (9)
ATX Networks Corp.	Communications Equipment	10.36%	S + 6.00% PIK	09/01/26		194	194	190	(6) (7) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.41%	S + 4.75%	10/15/31		663	656	656	(6)
Geotechnical Merger Sub, Inc.	Construction & Engineering		S + 4.75%	10/15/31		245	(1)	(1)	(6) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.27%	S + 4.75%	10/15/31		92	30	30	(6) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.10%	S + 4.75%	10/24/30		11,321	2,573	2,585	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.12%	B + 4.75%	10/24/30	AUD	11,199	7,364	6,862	(6) (7)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		1,132	(11)	(11)	(6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.86%	S + 4.50%	08/29/31		10,206	10,157	10,155	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		3,322	(8)	(17)	(6) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(7)	(7)	(6) (8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.33%	S + 6.00%	10/04/30		4,444	4,347	4,400	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(10)	(5)	(6) (8) (9)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging	9.82%	S + 5.25%	11/01/30		44,792	44,141	44,120	(6)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	11/01/30		5,208	(75)	(78)	(6) (9)
A Place For Mom, Inc.	Diversified Consumer Services	8.97%	S + 4.50%	02/10/26		7,141	7,134	6,427	(8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.33%	S + 6.00%	04/26/29		8,241	8,094	8,076	(6) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.54%	S + 6.00%	04/26/29		3,834	992	982	(6) (8) (9) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.48%	S + 6.00%	04/26/29		767	378	376	(6) (8) (9) (10)
Assembly Intermediate LLC	Diversified Consumer Services	9.58%	S + 5.25%	10/19/27		43,991	43,517	43,991	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services	9.58%	S + 5.25%	10/19/27		8,798	8,697	8,798	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27		4,399	(42)	—	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31		6,867	6,833	6,833	(6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.33%	S + 5.00%	06/06/31		2,267	248	261	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.36%	S + 5.00%	06/06/31		835	62	65	(6) (8) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	S + 7.25% (Incl. 1.25% PIK)	05/14/26		27,157	26,670	26,071	(6) (8)
CorePower Yoga LLC	Diversified Consumer Services	10.54%	S + 6.00%	05/14/26		1,687	975	938	(6) (8) (9)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.46%	S + 5.00%	11/01/28		896	860	891	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		86	(3)	—	(6) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.43%	S + 6.00%	12/15/26		18,600	18,472	17,949	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.43%	S + 6.00%	12/15/26	$14,548	$14,486	$14,039	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.46%	S + 6.00%	12/15/26	7,665	7,601	7,397	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.36%	S + 6.00%	12/15/26	2,363	600	533	(6) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	17,089	(136)	(128)	(6) (8) (9) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.47%	S + 6.00%	07/06/27	10,530	10,411	10,451	(6) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.47%	S + 6.00%	07/06/27	7,382	7,287	7,326	(6) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.48%	S + 6.00%	07/06/27	1,900	1,690	1,696	(6) (8) (9) (10)
Spotless Brands, LLC	Diversified Consumer Services	10.06%	S + 5.50%	07/25/28	954	515	514	(6) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.09%	S + 5.75%	07/25/28	212	207	212	(6) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	33	32	33	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.61%	S + 5.00%	05/01/31	10,589	10,490	10,483	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.46%	S + 5.00%	05/01/31	2,767	875	856	(6) (8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(14)	(16)	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.96%	S + 7.50%	08/14/28	4,119	4,006	4,098	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	714	461	473	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	119	(3)	(1)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	16,993	16,801	16,823	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	5,705	5,638	5,648	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	5,668	5,604	5,612	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	S + 6.00%	12/21/27	2,664	2,629	2,650	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	2,340	(24)	(23)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	2,262	2,220	2,239	(6) (8)
Trystar, LLC	Electrical Equipment	9.03%	S + 4.50%	08/06/31	651	645	645	(6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	233	(1)	(2)	(6) (8) (9)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	116	(1)	(1)	(6) (8) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.48%	S + 9.00%	04/12/26	1,502	1,502	1,487	(8) (10)
Checkmate Finance Merger Sub, LLC	Entertainment	10.92%	S + 6.50%	12/31/27	30,551	30,200	30,169	(6) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	3,140	(32)	(39)	(6) (8) (9)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	44,601	44,678	27,876	(6) (8) (14)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	2,481	2,481	2,978	(6) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	2,481	2,481	2,481	(6) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	803	803	827	(6) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	803	803	803	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.83%	S + 5.50%	05/08/28	21,280	21,143	21,173	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,805	(17)	(14)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.85%	S + 5.50%	05/08/28	999	243	244	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.89%	S + 5.50%	05/08/28	928	914	923	(6) (8)
Aria Systems, Inc.	Financial Services	12.47%	S + 8.00%	06/30/26	26,675	26,508	26,542	(6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(16)	(42)	(6) (8) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.47%	S + 6.00%	01/25/28	962	952	924	(6) (8)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(63)	—	(6) (8) (9)
Computer Services, Inc.	Financial Services	9.75%	S + 5.25%	11/15/29	10,151	10,062	10,151	(6) (8)
Computer Services, Inc.	Financial Services	9.25%	S + 4.75%	11/15/29	9,980	9,885	9,781	(6) (8)
Computer Services, Inc.	Financial Services	9.75%	S + 5.25%	11/15/29	982	942	982	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Coretrust Purchasing Group LLC	Financial Services	9.61%	S + 5.25%	10/01/29		$9,340	$9,240	$9,293	(6) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		4,840	(44)	(24)	(6) (8) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		113	(2)	(1)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29		34,889	33,834	34,889	(6) (8)
Fullsteam Operations LLC	Financial Services	11.65%	S + 7.00%	11/27/29		25,712	2,202	1,999	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29		10,979	10,682	10,979	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		7,938	(58)	(119)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	11.66%	S + 7.00%	11/27/29		6,428	1,765	1,723	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29		4,880	4,750	4,880	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		1,952	(49)	—	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		882	(6)	(13)	(6) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.58%	S + 5.25%	05/25/28		27,793	27,594	27,654	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.25%	05/25/28		2,382	(13)	(12)	(6) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.58%	S + 5.25%	05/25/28		1,847	401	400	(6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.83%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		21,217	20,957	19,732	(6) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.83%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,409	4,347	4,101	(6) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.11%	S + 4.75%	05/16/31		15,922	15,853	15,927	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.61%	S + 5.25%	02/24/31		13,059	12,940	12,929	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(17)	(19)	(6) (8) (9)
Eagle Family Foods Group Holdings, LLC	Food Products	9.59%	S + 5.00%	08/12/30		874	866	865	(6) (8)
Eagle Family Foods Group Holdings, LLC	Food Products		S + 5.00%	08/12/30		101	(1)	(1)	(6) (8) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30		10,599	10,441	10,440	(6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30		1,674	254	254	(6) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25		10,156	10,045	9,851	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.50%	S + 6.00%	12/06/25		5,569	5,533	5,429	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25		4,779	4,759	4,636	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25		4,378	4,353	4,247	(6) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25		2,269	2,245	2,201	(6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.28%	E + 5.50%	11/28/31	EUR	10,215	10,927	10,369	(6)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		5,128	(51)	(51)	(6) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.93%	S + 5.50%	11/28/31		3,760	3,686	3,685	(6)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.58%	S + 5.25%	06/21/27		21,254	20,937	21,041	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.58%	S + 5.25%	06/21/27		5,107	5,041	5,056	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.53%	S + 5.25%	06/21/27		4,094	785	778	(6) (8) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.58%	S + 5.25%	06/21/27		1,610	1,599	1,594	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.83%	S + 5.50%	02/28/31		24,428	24,093	24,184	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.83%	S + 5.50%	02/28/31		4,568	1,557	1,553	(6) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30	$3,426	$(44)	$(34)	(6) (8) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	10.90%	S + 6.25%	12/03/27	21,340	21,104	20,593	(6) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.73%	S + 7.25%	05/31/26	2,912	2,876	2,891	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.73%	S + 7.25%	05/31/26	1,030	749	920	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	415	—	—	(8) (9)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.35%	S + 6.50%	10/01/26	17,520	17,380	17,433	(6)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.35%	S + 6.50%	10/01/26	783	771	780	(6)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	180	(1)	(1)	(6) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	20,491	20,427	18,442	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	3,556	3,556	3,201	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	2,104	2,104	1,893	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31	2,324	2,302	2,290	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	354	(5)	(5)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	221	191	190	(6) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	22,647	22,489	19,024	(6) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	374	371	314	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.18%	S + 5.75%	08/28/28	20,965	20,714	20,336	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.18%	S + 5.75%	08/28/28	2,207	2,181	2,141	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.20%	S + 5.75%	08/26/27	1,711	1,694	1,659	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.21%	S + 6.75%	06/13/28	2,770	2,708	2,729	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(7)	(5)	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.23%	S + 5.75%	10/15/27	23,626	23,373	23,567	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.23%	S + 5.75%	10/15/27	14,941	14,770	14,903	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	10,000	(46)	(25)	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.23%	S + 5.75%	10/15/27	9,887	9,753	9,862	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	12.25%	P + 4.75%	10/15/27	2,802	324	343	(6) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.65%	S + 5.00% (Incl. 6.65% PIK)	03/18/27	772	761	728	(6) (8) (10)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.65%	S + 5.00% (Incl. 6.65% PIK)	03/18/27	92	81	86	(6) (8) (9) (10) (14)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	22,182	22,079	20,851	(6) (8)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	11,842	11,776	11,131	(6) (8)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	9,120	9,078	8,573	(6) (8)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	6,499	6,459	6,109	(6) (8)
One GI LLC	Health Care Providers & Services	11.24%	S + 6.75%	12/22/25	3,610	3,594	3,393	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.87%	S + 6.00%	03/31/26	30,465	30,464	23,382	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.59%	S + 6.00%	03/31/26	8,431	8,431	6,471	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.59%	S + 6.00%	03/31/26	6,737	6,737	5,171	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.59%	S + 6.00%	03/31/26	1,645	1,645	1,262	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	$4,267	$(21)	$(43)	(6) (8) (9)
SpendMend, LLC	Health Care Providers & Services	9.48%	S + 5.00%	03/01/28	621	615	615	(6) (8)
SpendMend, LLC	Health Care Providers & Services	9.55%	S + 5.00%	03/01/28	275	169	168	(6) (8) (9)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	83	(1)	(1)	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 6.00%	08/15/25	25,519	25,275	25,136	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 6.00%	08/15/25	7,738	7,707	7,622	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.67%	S + 6.00%	08/15/25	4,594	4,577	4,526	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.76%	S + 6.00%	08/15/25	4,565	3,630	3,583	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.66%	S + 6.00%	08/15/25	2,093	2,083	2,061	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.89%	S + 6.00%	07/15/26	16,673	16,535	15,839	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.62%	S + 6.00%	07/15/26	9,634	9,545	9,152	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.78%	S + 6.00%	07/15/26	4,905	4,870	4,660	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.88%	S + 6.00%	07/15/26	2,441	2,424	2,319	(6) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(8)	(63)	(6) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	21,212	21,048	20,469	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	9,514	9,440	9,181	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	7,374	7,313	7,116	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	3,023	884	800	(6) (8) (9)
Businessolver.com, Inc.	Health Care Technology	9.93%	S + 5.50%	12/01/27	18,156	18,055	18,019	(6) (8)
Businessolver.com, Inc.	Health Care Technology	9.93%	S + 5.50%	12/01/27	2,717	641	628	(6) (8) (9)
ESO Solutions, Inc.	Health Care Technology	11.27%	S + 6.75%	05/03/27	39,908	39,537	39,508	(6) (8)
ESO Solutions, Inc.	Health Care Technology	11.27%	S + 6.75%	05/03/27	4,498	4,423	4,453	(6) (8)
ESO Solutions, Inc.	Health Care Technology	11.38%	S + 6.75%	05/03/27	3,620	2,504	2,498	(6) (8) (9)
Experity, Inc.	Health Care Technology	10.32%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	578	576	573	(6) (8)
Experity, Inc.	Health Care Technology	10.32%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	81	14	13	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.83%	S + 5.50%	06/24/26	15,314	15,222	15,161	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.83%	S + 5.50%	06/24/26	2,687	2,681	2,660	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,880	(10)	(19)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.83%	S + 5.50%	06/24/26	1,002	999	992	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	9.13%	S + 4.75%	07/16/31	12,679	12,558	12,552	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	9.15%	S + 4.75%	07/16/31	5,593	5,539	5,538	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,682	(16)	(17)	(6) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	9.36%	S + 5.00%	05/11/29	12,243	12,072	11,937	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.91%	S + 5.00%	05/11/29	1,566	1,543	1,527	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.57%	S + 5.00%	05/11/28	1,490	28	7	(6) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	227	142	156	(6) (8) (10) (13)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	24,090	23,765	24,030	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	$16,300	$11,415	$11,374	(6) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	2,255	2,240	2,249	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	1,815	522	540	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	10.64%	S + 5.50%	12/30/26	56,720	56,230	56,436	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(39)	(39)	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	10.64%	S + 5.50%	12/30/26	905	900	900	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology	10.64%	S + 5.50%	12/30/26	905	901	900	(6) (8)
WebPT, Inc.	Health Care Technology	10.86%	S + 6.25%	01/18/28	25,126	24,113	23,995	(6) (8)
WebPT, Inc.	Health Care Technology	10.86%	S + 6.25%	01/18/28	5,534	5,485	5,285	(6) (8)
WebPT, Inc.	Health Care Technology	11.12%	S + 6.25%	01/18/28	2,617	1,347	1,266	(6) (8) (9)
WebPT, Inc.	Health Care Technology	11.22%	S + 6.25%	01/18/28	2,209	2,188	2,109	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.09%	S + 6.50%	09/12/29	8,196	8,123	8,114	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	11.07%	S + 6.50%	09/12/29	1,503	174	165	(6) (8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure		S + 6.50%	09/12/29	301	(3)	(3)	(6) (8) (9)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.19%	S + 5.75%	07/09/25	55,640	55,068	55,362	(6) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.19%	S + 5.75%	07/09/25	4,688	3,137	3,141	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	35,122	34,752	33,015	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	6,700	6,700	6,298	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	6,023	5,342	4,981	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	4,269	3,881	3,625	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,685	(35)	(221)	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	10.39%	S + 5.25%	07/24/31	679	673	672	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/31	286	57	55	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.58%	S + 5.25%	07/24/30	53	9	9	(6) (8) (9)
Lithium Technologies, Inc.	Interactive Media & Services		S + 11.00% PIK	01/03/25	107,099	97,010	34,272	(6) (8) (13)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.99%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	35,800	35,901	33,294	(6) (8) (14)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.96%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	2,593	2,549	2,412	(6) (8)
SPay, Inc. (dba Stack Sports)	Interactive Media & Services	13.92%	S + 9.25% (Incl. 3.50% PIK)	06/15/26	1,303	1,310	1,211	(6) (8) (14)
Ark Data Centers, LLC	IT Services	9.08%	S + 4.75%	11/27/30	8,500	8,332	8,330	(6)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	5,000	(49)	(50)	(6) (9)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	1,500	(30)	(30)	(6) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	3,378	3,321	3,344	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.36%	S + 6.00%	10/02/29	1,193	1,175	1,181	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	882	(7)	(9)	(6) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	706	(11)	(7)	(6) (8) (9)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	18,802	18,605	18,802	(6) (8)
Kaseya Inc.	IT Services	9.83%	S + 5.50%	06/25/29	1,103	267	278	(6) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29		$1,033	$208	$214	(6) (8) (9)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29		68	68	68	(6) (8)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.27%	S + 4.75%	11/07/31		18,090	18,001	18,022	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31		1,910	(9)	(7)	(6) (9)
US Signal Company, LLC	IT Services	10.07%	S + 5.50%	09/04/29		6,842	6,777	6,774	(6) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29		2,105	(20)	(21)	(6) (8) (9)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29		1,053	(10)	(11)	(6) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.96%	S + 5.50%	01/20/27		21,336	21,163	21,230	(6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.96%	S + 5.50%	01/20/27		3,985	1,754	1,765	(6) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27		2,600	(18)	(13)	(6) (8) (9)
Xactly Corporation	IT Services	10.86%	S + 6.25%	07/30/27		62,025	61,394	61,715	(6) (8)
Xactly Corporation	IT Services		S + 6.25%	07/30/27		3,874	(35)	(19)	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28		4,141	4,053	4,100	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.88%	S + 6.50%	07/18/28		535	418	423	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.86%	S + 6.50%	07/18/28		269	264	266	(6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.34%	S + 4.75%	08/20/31		862	854	853	(6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30		138	(1)	(1)	(6) (8) (9)
Precinmac, LP	Machinery	9.55%	S + 5.00%	12/02/31		14,419	14,276	14,274	(6)
Precinmac, LP	Machinery		S + 5.00%	12/02/31		3,721	(18)	(19)	(6) (9)
Precinmac, LP	Machinery		S + 5.00%	12/02/31		1,860	(18)	(19)	(6) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31		19,861	19,663	19,663	(6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31		5,093	(25)	(25)	(6) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31		2,546	545	545	(6) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.59%	S + 5.00%	07/01/31		557	549	548	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.33%	E + 5.00%	07/01/30		148	15	15	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31		148	(1)	(2)	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.33%	E + 5.00%	07/01/31	EUR	138	146	141	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.26%	S + 5.75%	09/03/30		9,159	8,919	9,067	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.32%	S + 5.75%	09/03/30		1,075	1,054	1,064	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28		749	(17)	(7)	(6) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.03%	S + 7.25% (Incl. 8.03% PIK)	12/16/27		17,341	17,125	15,260	(6) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.84%	S + 7.25% (Incl. 7.84% PIK)	06/16/27		2,327	1,858	1,608	(6) (8) (9)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29		25,952	25,403	25,952	(6) (8)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29		4,622	4,598	4,622	(6) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29		1,344	(11)	—	(6) (8) (9)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29		1,201	1,191	1,201	(6) (8)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29		538	527	538	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29	$429	$420	$429	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.76%	S + 6.25%	05/18/29	45,042	43,294	44,591	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.76%	S + 6.25%	05/18/29	27,989	1,201	1,179	(6) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.76%	S + 6.25%	05/18/29	4,753	639	713	(6) (8) (9)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	58,189	57,788	57,753	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	13,585	(91)	(102)	(6) (8) (9)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	9,975	9,906	9,900	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	7,450	(50)	(56)	(6) (8) (9)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	920	907	906	(6) (8)
Engage2Excel, Inc.	Professional Services	10.75%	S + 6.50%	07/01/29	75	52	52	(6) (8) (9)
iCIMS, Inc.	Professional Services	10.38%	S + 5.75%	08/18/28	47,432	46,934	45,298	(6) (8)
iCIMS, Inc.	Professional Services	10.34%	S + 5.75%	08/18/28	4,199	794	651	(6) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.56%	S + 5.75%	11/30/27	17,012	16,815	16,927	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.44%	S + 5.75%	11/30/27	16,735	16,550	16,652	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	2,992	(30)	(15)	(6) (8) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	14,978	14,075	14,529	(6) (8) (10) (13)
Pluralsight, Inc.	Professional Services	9.01%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	9,710	9,619	9,613	(6) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl.1.50% PIK)	08/22/29	6,046	—	(60)	(6) (8) (9) (10)
Pluralsight, Inc.	Professional Services	9.01%	S + 4.50% (Incl.1.50% PIK)	08/22/29	4,855	4,855	4,807	(6) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl.1.50% PIK)	08/22/29	2,418	—	(24)	(6) (8) (9) (10)
Westwood Professional Services Inc.	Professional Services	9.08%	S + 4.75%	09/19/31	9,834	9,738	9,735	(6) (8)
Westwood Professional Services Inc.	Professional Services	9.26%	S + 4.75%	09/19/31	2,956	674	661	(6) (8) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	1,479	(14)	(15)	(6) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.24%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	36,133	35,888	33,965	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.28%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,691	11,640	10,990	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.24%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,083	11,036	10,418	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.08%	S + 4.75%	02/10/27	3,385	3,374	3,376
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.01%	S + 6.50%	07/01/27	76,091	76,091	75,330	(6) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.01%	S + 6.50%	07/01/27	6,200	6,103	6,138	(6) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	7,956	7,871	7,658	(6) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,220	(12)	(46)	(6) (8) (9)
Acquia, Inc.	Software	11.73%	S + 7.00%	10/31/25	42,164	41,735	41,743	(6) (8)
Acquia, Inc.	Software	11.73%	S + 7.00%	10/31/25	10,554	10,453	10,448	(6) (8)
Acquia, Inc.	Software	11.75%	S + 7.00%	10/31/25	3,268	1,812	1,797	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.11%	S + 4.75%	08/29/31	7,167	7,098	7,095	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,433	(7)	(14)	(6) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31		$896	$(9)	$(9)	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.65%	S + 7.00%	12/31/26		39,210	38,903	37,740	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.65%	S + 8.00%	12/31/26		13,403	6,923	6,655	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.66%	S + 8.00%	12/31/26		12,500	12,500	12,250	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.65%	S + 8.00%	12/31/26		6,600	6,600	6,468	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.67%	S + 7.00%	12/31/26		4,570	2,711	2,571	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.65%	S + 8.00%	12/31/26		2,339	2,339	2,292	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30		2,912	2,851	2,898	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30		487	(7)	(2)	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.08%	S + 5.75%	07/01/30		191	189	190	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	8.83%	S + 4.50%	07/28/31		10,567	10,466	10,461	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31		2,586	(12)	(26)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		1,256	(12)	(13)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30		591	(6)	(6)	(6) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.08%	S + 4.75%	07/14/31		600	594	594	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31		286	(1)	(3)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31		114	(1)	(1)	(6) (7) (8) (9)
CivicPlus LLC	Software	10.41%	S + 5.75%	08/24/27		6,571	6,499	6,506	(6) (8)
CivicPlus LLC	Software	10.41%	S + 5.75%	08/24/27		6,516	6,445	6,451	(6) (8)
CivicPlus LLC	Software	10.41%	S + 5.75%	08/24/27		3,087	3,052	3,057	(6) (8)
CivicPlus LLC	Software		S + 5.75%	08/24/27		1,217	(13)	(12)	(6) (8) (9)
CloudBees, Inc.	Software	11.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		30,235	29,448	30,235	(6) (8)
CloudBees, Inc.	Software	11.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		12,920	12,566	12,920	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	11.11%	S + 6.75%	11/08/30		3,631	3,550	3,540	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(8)	(9)	(6) (8) (9)
Gainsight, Inc.	Software	10.66%	S + 6.00%	07/30/27		55,014	54,655	54,739	(6) (8)
Gainsight, Inc.	Software	10.66%	S + 6.00%	07/30/27		5,708	2,930	2,943	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.34%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		11,761	11,658	11,644	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.84%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		2,466	2,447	2,441	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31		1,645	(14)	(16)	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		279	(3)	(3)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.33%	S + 5.00%	12/01/28		68,358	68,048	67,675	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28		12,952	(9)	(130)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/27		8,322	(37)	(83)	(6) (8) (9)
NAVEX TopCo, Inc.	Software	9.88%	S + 5.50%	11/08/30		9,121	8,960	9,098	(8)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		810	(13)	(2)	(8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	N + 4.75%	05/03/29	NOK	46,888	4,341	4,098	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.08%	S + 4.75%	05/03/29		18,975	18,890	18,880	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.25%	S + 4.75%	05/03/29		4,433	4,167	4,165	(6) (7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29		$4,201	$(18)	$(21)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	SN + 4.75%	05/03/29	GBP	2,139	2,682	2,665	(6) (7) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28		13,814	13,554	13,814	(6) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28		1,047	330	349	(6) (8) (9)
Pioneer Buyer I, LLC	Software	10.83%	S + 6.50%	11/01/28		30,524	30,239	30,448	(6) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27		4,300	(41)	(11)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.61%	S + 5.25% (Incl. 2.75% PIK)	09/01/31		35,955	35,612	35,595	(6) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		10,274	(49)	(103)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		4,110	(39)	(41)	(6) (8) (9)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28		34,387	34,119	34,387	(6) (8)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28		4,806	4,518	4,554	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.33%	S + 5.00%	12/17/31		12,197	12,075	12,075	(6)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		3,030	(15)	(15)	(6) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		1,515	(15)	(15)	(6) (9)
Singlewire Software, LLC	Software	9.58%	S + 5.25%	05/10/29		697	679	690	(6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29		129	(3)	(1)	(6) (8) (9)
Smarsh, Inc.	Software	10.08%	S + 5.75%	02/16/29		26,667	26,488	26,533	(8)
Smarsh, Inc.	Software	10.08%	S + 5.75%	02/16/29		6,667	3,300	3,300	(8) (9)
Smarsh, Inc.	Software	10.11%	S + 5.75%	02/16/29		1,667	657	658	(8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.08%	S + 4.75%	07/02/29		53,223	52,624	52,690	(6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.08%	S + 4.75%	07/02/29		7,398	2,964	2,963	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.08%	S + 4.75%	06/02/31		17,074	16,913	16,903	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.16%	S + 4.75%	06/02/31		9,327	3,580	3,548	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30		2,178	(20)	(22)	(6) (8) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.58%	S + 6.25%	09/29/27		5,692	5,597	5,635	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30		16,432	16,074	16,267	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30		12,986	8,962	9,080	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		25,513	25,167	23,982	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.59%	S + 5.50%	12/31/29		2,988	378	239	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50%	12/31/29		1,795	187	93	(6) (8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.33%	S + 5.00% (Incl. 1.75% PIK)	04/09/30		43,325	43,255	43,108	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30		3,059	(3)	(15)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.58%	S + 5.25%	06/23/31		5,985	5,900	5,925	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.89%	S + 5.25%	06/23/31		3,333	301	293	(6) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30		667	(9)	(7)	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							3,197,401	3,078,970
1st Lien/Last-Out Unitranche (10) - 10.5%
Doxim, Inc.	Financial Services	10.86%	S + 6.40%	06/01/26		38,967	38,516	37,506	(6) (8)
Doxim, Inc.	Financial Services	11.21%	S + 6.75%	06/01/26		24,250	24,063	23,341	(6) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Doxim, Inc.	Financial Services	10.86%	S + 6.40%	06/01/26	$22,863	$22,556	$22,006	(6) (8)
Doxim, Inc.	Financial Services	11.46%	S + 7.00%	06/01/26	6,529	6,478	6,317	(6) (8)
Doxim, Inc.	Financial Services	12.46%	S + 8.00%	06/01/26	5,070	5,028	4,968	(6) (8)
Doxim, Inc.	Financial Services	12.46%	S + 8.00%	06/01/26	3,799	3,769	3,723	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.26%	S + 6.75%	07/07/28	19,504	19,158	19,114	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.26%	S + 6.75%	07/07/28	7,591	5,738	5,587	(6) (8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	6,255	6,204	6,193	(6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.61%	S + 6.25%	12/07/28	3,745	2,714	2,707	(6) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.89%	S + 6.55%	12/06/28	10,000	9,203	9,186	(6) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	6,150	6,095	6,088	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.96%	S + 6.61%	12/22/28	3,850	667	661	(6) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.18%	S + 6.83%	02/01/29	9,428	9,346	9,333	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.19%	S + 6.83%	02/01/29	5,573	1,214	1,204	(6) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	12.19%	S + 7.00%	08/24/28	3,111	3,077	3,080	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.70%	S + 7.00%	08/24/28	1,889	725	726	(6) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.21%	S + 3.75%	08/31/28	5,000	4,158	4,165	(6) (8) (9)
Total 1st Lien/Last-Out Unitranche						168,709	165,905
2nd Lien/Senior Secured Debt - 3.0%
MPI Engineered Technologies, LLC	Automobile Components	12.00%	12.00% PIK	07/15/25	$20,578	$19,847	$19,446	(8)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(8) (11)
Wine.com, LLC	Beverages	16.79%	S + 12.00% PIK	04/03/27	11,384	11,790	11,953	(6) (8)
Wine.com, LLC	Beverages	16.75%	S + 12.00% PIK	04/03/27	3,334	2,564	5,898	(6) (8) (9) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	15,511	—	—	(6) (8) (11)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	05/11/27	12,150	9,714	5,498	(6) (8) (13)
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	16,360	—	—	(6) (8) (11)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,621	4,215	3,991	(6) (8) (11)
Animal Supply Intermediate, LLC	Distributors		7.00% PIK	11/14/25	11,244	9,031	—	(8) (10) (13)
Total 2nd Lien/Senior Secured Debt						57,161	46,786
Unsecured Debt - 1.1%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$34,265	$—	$—	(6) (8) (13) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	19,764	6,488	—	(6) (8) (13) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	12,019	15,229	—	(6) (8) (13)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	1,190	82	586	(8) (13)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	8,247	7,072	7,072	(8) (11)
CivicPlus LLC	Software	16.08%	S + 11.75% PIK	06/09/34	9,366	9,198	9,132	(6) (8)
Total Unsecured Debt						38,069	16,790
Total United States						$3,461,340	$3,308,451
Total Debt Investments						$3,566,740	$3,409,301

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Initial Acquisition Date(17)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.2%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	$9,237	$124	(7) (11)
Total Common Stock					9,237	124
Total Canada					$9,237	$124
Germany - 0.0%
Common Stock - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	$—	$—	(7) (8) (10) (11)
Total Common Stock					—	—
Preferred Stock - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	94,145	$778	$—	(7) (8) (10) (13)
Total Preferred Stock					778	—
Total Germany					$778	$—
Singapore - 0.0%
Common Stock - 0.0%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	$5,300	$—	(7) (8) (10) (11)
Total Common Stock					5,300	—
Total Singapore					$5,300	$—
United States - 4.2%
Common Stock - 2.2%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24	610	$610	$756	(6) (8) (11)
Thrasio, LLC	Broadline Retail		06/18/24	252,754	—	—	(6) (8) (10) (11)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (8) (10) (11)
Animal Supply Holdings, LLC	Distributors		08/14/20	83,333	13,745	—	(8) (10) (11)
Animal Supply Holdings, LLC	Distributors		08/14/20	37,500	126	—	(8) (10) (11)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24	2,116,564	2,117	2,117	(6) (8) (10) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,785	(6) (8) (10) (11)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	1,950	(6) (8) (11)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	5,528	(8) (10) (11)
Country Fresh Holding Company Inc.	Food Products		04/29/19	1,514	888	—	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	731,038	—	—	(8) (10) (11)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(8) (11)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	1,013	(6) (8) (11)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Initial Acquisition Date(17)	Shares(4)	Cost	Fair Value	Footnotes
MedeAnalytics, Inc.	Health Care Technology	04/21/23	9	$—	$—	(6) (8) (10) (11)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	2,212	(6) (8) (11)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	13,349	(6) (8) (10) (11)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	60	(6) (8) (11)
Total Common Stock				54,943	34,166
Preferred Stock - 2.0%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (8) (11)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (8) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	10/02/24	759	100	104	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(8) (10) (11)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(6) (8) (10) (11) (18)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	16,926	(6) (8) (11)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	10,597	10,332	14,216	(6) (8) (11)
Total Preferred Stock				34,735	31,246
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(6) (8) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(6) (8) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(6) (8) (11)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	421	(6) (8) (11)
Total Warrants				1,849	421
Total United States				$91,527	$65,833
Total Equity Securities				$106,842	$65,957
Total Investments - 221.0%				$3,673,582	$3,475,258
Investments in Affiliated Money Market Fund - 1.6%
Goldman Sachs Financial Square Government Fund - Institutional Shares			25,238,185	$25,238	$25,238	(19) (20)
Total Investments in Affiliated Money Market Fund				25,238	25,238
Total Investments and Investments in Affiliated Money Market Fund - 222.6%				$3,698,820	$3,500,496

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), NIBOR ("N"), CORRA ("C"), BBSW ("B") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 3 month E was 2.71%, 1 month S was 4.33%, 3 month S was 4.31%, 6 month S was 4.25%, 3 month SN was 4.70%, 1 month C was 3.28%, 3 month C was 3.15%, 3 month N was 4.68%, 1 month B was 4.32% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euros ("EUR"), Great British Pounds (“GBP”), Norwegian Kroner ("NOK"), Canadian Dollars ("CAD") or Australian Dollars ("AUD").
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $213,354 or 5.9% of the Company’s total assets.
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
Non-income producing security.
(12)
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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP, the Company recorded a corresponding $2,920 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the interest rate in effect for the secured borrowing was 16.75% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(17)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $65,833 or 4.2% of the Company's net assets. The initial acquisition dates have been included for such securities.
(18)
Share amount rounds to less than 1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of December 31, 2024 is 4.42%.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	$(38)
				$(38)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 208.9%
Canada - 7.7%
1st Lien/Senior Secured Debt - 5.2%
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
1st Lien/Last-Out Unitranche (11) - 2.4%
Doxim, Inc.	Financial Services	12.21%	S + 6.75%	06/01/26		$24,500	$24,193	$23,275	(7) (8)
Doxim, Inc.	Financial Services	12.46%	S + 7.00%	06/01/26		6,597	6,513	6,300	(7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		5,123	5,054	4,995	(7) (8)
Doxim, Inc.	Financial Services	13.46%	S + 8.00%	06/01/26		3,839	3,790	3,743	(7) (8)
Total 1st Lien/Last-Out Unitranche							39,550	38,313
Unsecured Debt - 0.1%
ATX Networks Corp.	Communications Equipment	10.00%	10.00% PIK	09/01/28		$2,130	$1,898	$1,645	(6) (8) (10)
Total Unsecured Debt							1,898	1,645
Total Canada							$125,277	$123,489
Germany - 0.1%
1st Lien/Senior Secured Debt - 0.1%
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		$3,917	$3,603	$1,073	(6) (8) (10) (12)
Kawa Solar Holdings Limited	Construction & Engineering			12/31/24		3,318	800	—	(6) (8) (10) (12)
Total 1st Lien/Senior Secured Debt							4,403	1,073
Total Germany							$4,403	$1,073
Singapore - 0.0%
Unsecured Debt - 0.0%
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
United Kingdom - 2.6%
1st Lien/Senior Secured Debt - 2.6%
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
United States - 198.5%
1st Lien/Senior Secured Debt - 186.1%
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
1st Lien/Last-Out Unitranche (11) - 6.6%
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
2nd Lien/Senior Secured Debt - 4.2%
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
Unsecured Debt - 1.6%
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
Equity Securities - 4.3%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	$9,237	$190	(6) (12)
Total Common Stock					9,237	190
Total Canada					$9,237	$190
Germany - 0.0%
Common Stock - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	$—	$—	(6) (8) (10) (12)
Total Common Stock					—	—
Preferred Stock - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	86,937	$778	$—	(6) (8) (10) (13)
Total Preferred Stock					778	—
Total Germany					$778	$—
Singapore - 0.0%
Common Stock - 0.0%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	$5,300	$—	(6) (8) (10) (12)
Total Common Stock					5,300	—
Total Singapore					$5,300	$—
United States - 4.3%
Common Stock - 2.0%
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
Preferred Stock - 2.3%
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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except share and per share amounts)

Investment (1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date (15)	Shares(4)	Cost	Fair Value	Footnotes
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		06/22/20	59	$—	$—	(7) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	2,812	—	—	(7) (8) (12)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products		05/29/20	294	—	—	(7) (8) (12)
CloudBees, Inc.	Software		11/24/21	333,980	1,849	244	(7) (8) (12)
Total Warrants					1,849	244
Total United States					$87,915	$68,051
Total Equity Securities					$103,230	$68,241
Total Investments - 213.2%					$3,573,791	$3,414,329
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
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $184,349 or 5.2% of the Company’s total assets.
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
(15)
Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of December 31, 2023, the aggregate fair value of these securities is $68,051 or 4.3% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Years Ended December 31,
	2024	2023	2022
Prepayment premiums	$961	$228	$1,676
Accelerated amortization of upfront loan origination fees and unamortized discounts	$9,754	$14,832	$12,536

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statement of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the year ended December 31, 2024, 2023 and 2022, was $5,016, $6,660, and $13,469. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.5% and 2.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in 10 portfolio companies on non-accrual status, which represented 3.8% and 2.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of December 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $61,795 and $52,363. Foreign currency of $4,969 and $3,586 (acquisition costs of $5,076 and $3,522) is included in cash as of December 31, 2024 and December 31, 2023.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2024, 2023 and 2022 the Company accrued excise taxes of $5,296, $4,760 and $4,519. As of December 31, 2024, $6,000 of accrued excise taxes remained payable.

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

Secured Borrowings

The Company may enter into sales agreements to participate all or a portion of its investments to third parties. Under Topic 860, Transfers and Servicing (“ASC 860”), certain loan sales do not qualify for sale accounting because these sales do not meet the definition of a “participating interest” as defined in the guidance, in order for sale treatment to be allowed. Sales that do not meet the definition of a participating interest or are not eligible for sales accounting remain as an investment on the Consolidated Statements of Assets and Liabilities as required under GAAP and the proceeds are recorded as secured borrowing. Secured borrowings are carried at fair value and have been categorized as Level 3 within the fair value hierarchy.

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. For further information, see Note 2 “Significant Accounting Policies—Segment Reporting.”

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company’s consolidated financial statements.

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

For the years ended December 31, 2024, 2023 and 2022, Management Fees amounted to $35,232, $35,470 and $35,996, and the Investment Adviser voluntarily agreed to waive $346 of Management Fees for the year ended December 31, 2022. As of December 31, 2024, $8,780 remained payable.

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

For further information regarding the Incentive Fee, see Note 13 "Subsequent Events”.

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

For the years ended December 31, 2024, 2023 and 2022, Incentive Fees based on income amounted to $17,212, $49,417 and $12,023, and the Investment Adviser voluntarily agreed to waive $1,986 and $11,378 of Incentive Fees for the years ended December 31, 2023 and 2022. As of December 31, 2024, $6,330 remained payable.

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

For the years ended December 31, 2024, 2023 and 2022, the Company did not accrue or pay any Incentive Fees based on capital gains.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,117, $2,044 and $2,094. As of December 31, 2024, $530 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $27, $6 and $38. As of December 31, 2024, $1 remained payable.

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

Affiliates

GS Group Inc. owned 5.5% as of December 31, 2024 and 5.9% as of December 31, 2023 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,318,734	$(1,293,496)	$—	$—	$25,238	$1,380
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,883	(302)	—	(30)	11,551	713
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	(859)	—	(1,227)	7,015	807
Kawa Solar Holdings Limited	1,073	—	—	—	(332)	741	—
MedeAnalytics, Inc.	146	—	—	—	10	156	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,607	(602)	—	(19)	21,130	2,184
Thrasio, LLC	—	17,028	—	—	710	17,738	332
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	955	—	—	(141)	814	85
Pluralsight, Inc.	—	41,716	—	—	498	42,214	524
Total Non-Controlled Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345
Total Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345

For the Year Ended December 31, 2023
Controlled Affiliates
Bolttech Mannings, Inc.	$—	$—	$—	$(22,366)	$22,366	$—	$—
Total Controlled Affiliates	$—	$—	$—	$(22,366)	$22,366	$—	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$750,888	$(750,888)	$—	$—	$—	$638
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	9,059	235	(218)	—	(2,639)	6,437	731
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,926	—	—	—	(804)	4,122	270
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	8,635	—	—	—	466	9,101	341
Kawa Solar Holdings Limited	1,283	—	—	—	(210)	1,073	—
MedeAnalytics, Inc.	—	142	—	—	4	146	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	11,692	3,909	(108)	—	651	16,144	1,462
Total Non-Controlled Affiliates	$40,991	$755,174	$(751,214)	$—	$(2,532)	$42,419	$3,442
Total Affiliates	$40,991	$755,174	$(751,214)	$(22,366)	$19,834	$42,419	$3,442

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were $1,088 and $206 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,301,746	$3,179,820	$3,209,938	$3,107,469
1st Lien/Last-Out Unitranche	168,709	165,905	148,067	144,743
2nd Lien/Senior Secured Debt	57,161	46,786	84,626	66,562
Unsecured Debt	39,124	16,790	27,930	27,314
Preferred Stock	35,513	31,246	44,198	37,296
Common Stock	69,480	34,290	57,183	30,701
Warrants	1,849	421	1,849	244
Total	$3,673,582	$3,475,258	$3,573,791	$3,414,329

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2024				December 31, 2023
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	19.5%		43.0%		17.4%		37.1%
Health Care Providers & Services	10.5		23.2		12.4		26.4
Financial Services	9.4		20.8		9.7		20.8
Professional Services	9.1		20.0		9.9		21.1
Health Care Technology	7.3		16.1		8.4		18.0
Diversified Consumer Services	6.4		13.9		5.1		10.9
IT Services	4.9		10.9		5.0		10.6
Commercial Services & Supplies	4.9		10.7		3.1		6.6
Real Estate Mgmt. & Development	4.0		8.9		4.8		10.3
Trading Companies & Distributors	2.8		6.3		1.4		3.0
Health Care Equipment & Supplies	2.7		6.0		2.4		5.1
Chemicals	2.5		5.6		2.1		4.6
Interactive Media & Services	2.0		4.5		3.6		7.6
Hotels, Restaurants & Leisure	1.9		4.2		1.7		3.7
Entertainment	1.9		4.2		2.1		4.6
Independent Power and Renewable Electricity Producers	1.4		3.2		1.4		2.9
Containers & Packaging	1.3		2.8		—		—
Wireless Telecommunication Services	1.2		2.8		0.7		1.6
Machinery	1.0		2.3		—		—
Construction & Engineering	0.6		1.3		1.1		2.3
Specialty Retail	0.6		1.3		—		—
Automobile Components	0.6		1.3		0.4		0.9
Beverages	0.5		1.1		0.8		1.8
Broadline Retail	0.5		1.1		0.7		1.4
Pharmaceuticals	0.5		1.1		0.4		0.9
Food Products	0.3		0.7		—	(1)	—	(1)
Aerospace & Defense	0.3		0.7		0.1		0.1
Media	0.3		0.7		0.3		0.6
Energy Equipment & Services	0.2		0.4		0.3		0.6
Textiles, Apparel & Luxury Goods	0.2		0.4		0.4		0.8
Building Products	0.2		0.3		0.1		0.1
Capital Markets	0.2		0.4		0.2		0.3
Leisure Products	0.1		0.3		0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3		0.1		0.3
Communications Equipment	0.1		0.2		0.2		0.4
Insurance	—	(1)	—	(1)	1.1		2.3
Electrical Equipment	—	(1)	—	(1)	—		—
Oil, Gas & Consumable Fuels(1)	—		—		—		—
Distributors(1)	—		—		—		—
Transportation Infrastructure	—		—		1.5		3.1
Household Products	—		—		1.0		2.1
Total	100.0%		221.0%		100.0%		213.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2024		December 31, 2023
United States	97.1%		95.1%
Canada	2.0		3.6
United Kingdom	0.9		1.2
Germany	—	(1)	0.1
Singapore(1)	—		—
Total	100.0%		100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,808,914	Discounted cash flows	Discount Rate	7.7% - 33.0%	11.4%
	$25,157	Collateral analysis	Recovery Rate	17.5% - 100.0%	96.2%
	$1,178	Comparable multiples	EV/EBITDA(6)	—	6.7x
	$58,976	Comparable multiples	EV/Revenue	0.4x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$165,905	Discounted cash flows	Discount Rate	8.8% - 13.6%	12.6%
2nd Lien/Senior Secured Debt	$37,297	Discounted cash flows	Discount Rate	13.2% - 23.0%	20.5%
	$9,489	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	8.9x
Unsecured Debt	$16,204	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
	$586	Comparable multiples	EV/EBITDA(6)	—	7.3x
Equity
Preferred Stock	$14,320	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	$16,926	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.0%
	$13,209	Comparable multiples	EV/EBITDA(6)	4.5x - 13.5x	8.5x
	$15,561	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$421	Comparable multiples	EV/Revenue	—	4.2x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,744,907	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.6%
	$40,591	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$1,073	Collateral analysis	Recovery Rate	—	27.4%
	$58,157	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.8x
1st Lien/Last-Out Unitranche	$125,245	Discounted cash flows	Discount Rate	8.9% - 12.6%	12.3%
2nd Lien/Senior Secured Debt	$50,052	Discounted cash flows	Discount Rate	12.4% - 16.9%	13.3%
	$1,701	Comparable multiples	EV/EBITDA(6)	—	8.3x
	$14,809	Comparable multiples	EV/Revenue	—	0.3x
Unsecured Debt	$17,905	Discounted cash flows	Discount Rate	15.8% - 20.3%	18.7%
	$255	Comparable multiples	EV/EBITDA(6)	—	8.9x
	$9,154	Comparable multiples	EV/Revenue	—	0.4x
Equity
Preferred Stock	$12,846	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	31.1x
	$24,450	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$9,518	Discounted cash flows	Discount Rate	16.8% - 29.7%	24.9%
	$16,950	Comparable multiples	EV/EBITDA(6)	3.8x - 17.5x	9.2x
	$4,043	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$244	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of December 31, 2024, included within the fair value of Level 3 assets of $3,431,997 is an amount of $242,458 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $3,028,320 or 90.0% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increase in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$43,137	$3,136,683	$3,179,820	$—	$70,504	$3,036,965	$3,107,469
1st Lien/Last-Out Unitranche	—	—	165,905	165,905	—	—	144,743	144,743
2nd Lien/Senior Secured Debt	—	—	46,786	46,786	—	—	66,562	66,562
Unsecured Debt	—	—	16,790	16,790	—	—	27,314	27,314
Preferred Stock	—	—	31,246	31,246	—	—	37,296	37,296
Common Stock	124	—	34,166	34,290	190	—	30,511	30,701
Warrants	—	—	421	421	—	—	244	244
Affiliated Money Market Fund	25,238	—	—	25,238	—	—	—	—
Total Assets	$25,362	$43,137	$3,431,997	$3,500,496	$190	$70,504	$3,343,635	$3,414,329
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(38)	$—	$(38)	$—	$(726)	$—	$(726)

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$3,036,965	$1,162,300	$(156,973)	$(20,331)	$(914,752)	$22,964	$6,510	$—	$3,136,683	$(81,340)
1st Lien/Last-Out Unitranche	144,743	20,213	—	519	(411)	841	—	—	165,905	519
2nd Lien/Senior Secured Debt	66,562	11,675	—	7,688	(40,129)	990	—	—	46,786	8,646
Unsecured Debt	27,314	10,086	(2,025)	(18,250)	—	(335)	—	—	16,790	(21,971)
Preferred Stock	37,296	212	437	2,635	(9,334)	—	—	—	31,246	2,617
Common Stock	30,511	15,894	609	(8,642)	(4,206)	—	—	—	34,166	(6,789)
Warrants	244	—	—	177	—	—	—	—	421	177
Total Assets	$3,343,635	$1,220,380	$(157,952)	$(36,204)	$(968,832)	$24,460	$6,510	$—	$3,431,997	$(98,141)
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$3,050,929	$489,302	$(8,708)	$(58,793)	$(457,969)	$22,404	$6,812	$(7,012)	$3,036,965	$(60,245)
1st Lien/Last-Out Unitranche	116,230	27,094	—	699	(411)	1,131	—	—	144,743	699
2nd Lien/Senior Secured Debt	89,573	10,559	(45,284)	45,951	(36,844)	2,607	—	—	66,562	925
Unsecured Debt	7,630	19,348	—	541	—	(205)	—	—	27,314	541
Preferred Stock	42,377	—	3,260	(1,021)	(7,320)	—	—	—	37,296	348
Common Stock	34,497	—	(18,137)	20,631	(6,480)	—	—	—	30,511	(1,012)
Warrants	611	—	—	(367)	—	—	—	—	244	(367)
Total Assets	$3,341,847	$546,303	$(68,869)	$7,641	$(509,024)	$25,937	$6,812	$(7,012)	$3,343,635	$(59,111)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2024	December 31, 2023
Revolving Credit Facility	3	$674,628	$972,241
2025 Notes	2	$359,028	$352,800
2026 Notes	2	$489,250	$476,450
2027 Notes	2	$409,520	$—

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 181% and 187%.

The Company’s outstanding debt was as follows:

	As of
	December 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$1,019,992	$674,628	$1,695,000	$724,081	$972,241
2025 Notes	360,000	—	359,845	360,000	—	358,459
2026 Notes	500,000	—	498,010	500,000	—	496,094
2027 Notes	400,000	—	393,969	—	—	—
Total Debt	$2,955,000	$1,019,992	$1,926,452	$2,555,000	$724,081	$1,826,794

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $626,674, in EUR of EUR 10,500, in GBP of GBP 18,950, in CAD of CAD 8,520 and in AUD of AUD 12,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $890,674, in EUR of EUR 37,700, in GBP of GBP 26,000 and in CAD of CAD 9,020.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2024 was 5.28% and for the year ended December 31, 2023 was 5.31%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2024 was $1,915,158 and for the year ended December 31, 2023 was $1,930,027.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2024, the Company was in compliance with these covenants.

Costs of $33,499 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, the unamortized deferred financing costs were $11,897 and $14,937.

The below table presents the summary information of the Revolving Credit Facility:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$52,757	$74,706	$41,088
Facility fees	3,725	2,430	2,347
Amortization of financing costs	3,285	2,997	2,855
Total	$59,767	$80,133	$46,290
Weighted average interest rate	7.21%	6.98%	3.76%
Average outstanding balance	$731,661	$1,070,027	$1,093,410

Convertible Notes

On October 3, 2016, the Company closed an offering of $115,000 aggregate principal amount of its 4.50% unsecured convertible notes, which included $15,000 aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of an over-allotment option (the “Initial Convertible Notes”). On July 2, 2018, the Company closed an additional offering of $40,000 aggregate principal amount of Convertible Notes (the “Additional Convertible Notes” and together with Initial Convertible Notes, the “Convertible Notes”). The Additional Convertible Notes had identical terms and were part of the Initial Convertible Notes. The Convertible Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The Convertible Notes bore interest at a rate of 4.50% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The Convertible Notes matured and were fully repaid on April 1, 2022, in accordance with their terms, using proceeds from the Revolving Credit Facility. As of December 31, 2024 and December 31, 2023, the Company did not have Convertible Notes outstanding. The below table presents the components of interest and other debt expenses related to the Convertible Notes:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$—	$—	$1,744
Accretion of OID	—	—	118
Amortization of debt issuance costs	—	—	216
Total	$—	$—	$2,078

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.75% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2025 Notes bore interest at a rate of 3.75% per year, payable semi-annually. The 2025 Notes matured on February 10, 2025. For further information, see Note 13 “Subsequent Events.”

The below table presents the components of the carrying value of the 2025 Notes:

	December 31, 2024	December 31, 2023
Principal amount of debt	$360,000	$360,000
Unamortized debt issuance costs	155	1,541
Carrying Value	$359,845	$358,459

The below table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$13,500	$13,500	$13,500
Amortization of debt issuance costs	1,386	1,383	1,342
Total	$14,886	$14,883	$14,842

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

The below table presents the components of the carrying value of the 2026 Notes:

	December 31, 2024	December 31, 2023
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	1,990	3,906
Carrying Value	$498,010	$496,094

The below table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$14,375	$14,375	$14,375
Amortization of debt issuance costs	1,916	1,911	1,879
Total	$16,291	$16,286	$16,254

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

The below table presents the components of the carrying value of the 2027 Notes:

	December 31, 2024	December 31, 2023
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	6,031	—
Carrying Value	$393,969	$—

The below table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$20,542	$—	$—
Amortization of debt issuance costs	2,232	—	—
Total	$22,774	$—	$—

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

For the years ended December 31, 2024 and 2023, the Company’s average USD notional exposure to foreign currency forward contracts was $7,021 and $7,749.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	December 31, 2024	December 31, 2023
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(38)	(726)
Net Amount of Assets or (Liabilities)	$(38)	$(726)
Collateral (Received) Pledged (1)	38	590
Net Amounts (2)	$—	$(136)

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net realized gain (loss) on foreign currency forward contracts	$(703)	$—	$283
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	688	(242)	(584)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(15)	$(242)	$(301)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	December 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,260	$1,260
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	305
ABC Investment Holdco Inc. (dba ABC Plumbing)	3,152	—
Acquia, Inc.	1,438	12,003
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,555	9,650
AI Titan Parent, Inc. (dba Prometheus)	2,329	—
AQ Helios Buyer, Inc. (dba SurePoint)	8,308	11,705
AQ Sunshine, Inc. (dba Relation Insurance)	271	3,383
Ark Data Centers, LLC	6,500	—
Arrow Buyer, Inc. (dba Archer Technologies)	487	679
Artifact Bidco, Inc. (dba Avetta)	4,433	—
ASM Buyer, Inc.	1,400	4,878
Assembly Intermediate LLC	4,399	7,698
ATX Networks Corp.	361	—
Aurora Acquireco, Inc. (dba AuditBoard)	400	—
Bayside Opco, LLC (dba Pro-PT)	415	415
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	38
Buffalo Merger Sub, LLC (dba Oliver Packaging)	5,208	—
Bullhorn, Inc.	1,344	1,344
Businessolver.com, Inc.	2,068	2,298
Capitol Imaging Acquisition Corp.	180	180
Charger Debt Merger Sub, LLC (dba Classic Collision)	7,864	—
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	30,522	3,089
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	2,760	—
Circustrix Holdings, LLC (dba SkyZone)	108	806
CivicPlus LLC	1,217	803
Clearcourse Partnership Acquireco Finance Limited	4,282	7,556
Coding Solutions Acquisition, Inc. (dba CorroHealth)	382	12,540
Computer Services, Inc.	14,830	—
CorePower Yoga LLC	682	1,687
Coretrust Purchasing Group LLC	4,953	226
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Buyer Company (dba Intoxalock)	86	78
Diligent Corporation	21,036	1,426
Eagle Family Foods Group Holdings, LLC	101	—
Easy Mile Fitness, LLC	1,624	—
Engage2Excel, Inc.	23	—
ESO Solutions, Inc.	1,086	1,448
Experity, Inc.	67	81
Formulations Parent Corporation (dba Chase Corp)	835	835
Frontgrade Technologies Holdings Inc.	250	250
Fullsteam Operations LLC	38,708	14,488
Gainsight, Inc.	2,736	2,736
Geotechnical Merger Sub, Inc.	307	—
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,924	1,963
Governmentjobs.com, Inc. (dba NeoGov)	21,273	17,662

	Unfunded Commitment Balances(1)
	December 31, 2024	December 31, 2023
GPS Phoenix Buyer, Inc. (dba Guidepoint)	$1,588	$1,588
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,819	982
Hamilton Thorne, Inc.	5,128	—
Harrington Industrial Plastics, LLC	3,776	1,693
HealthEdge Software, Inc.	1,682	3,800
Helios Buyer, Inc. (dba Heartland)	1,747	2,363
Highfive Dental Holdco, LLC	313	2,188
Honor HN Buyer, Inc	12,452	6,476
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,524	1,535
iCIMS, Inc.	3,359	12,875
Intelligent Medical Objects, Inc.	1,445	3,311
iWave Information Systems, Inc.	438	438
Kaseya Inc.	1,643	1,858
Kene Acquisition, Inc. (dba Entrust)	5,039	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	12	—
LS Clinical Services Holdings, Inc (dba CATO)	440	1,340
Mandrake Bidco, Inc. (dba Miratech)	138	—
NAVEX TopCo, Inc.	810	810
NCWS Intermediate, Inc. (dba National Carwash Solutions)	4,164	—
NFM & J, L.P. (dba the Facilities Group)	2,992	2,992
Northstar Acquisition HoldCo, LLC (dba n2y)	4,447	—
Onyx CenterSource, Inc.	698	698
PDDS Holdco, Inc. (dba Planet DDS)	6,156	3,988
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	1,137
Precinmac, LP	5,581	—
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	—
Prophix Software Inc. (dba Pound Bidco)	1,703	5,104
PT Intermediate Holdings III, LLC (dba Parts Town)	3,059	—
QBS Parent, Inc. (dba Quorum Software)	1,910	—
Recochem, Inc	2,029	2,441
Recorded Books Inc. (dba RBMedia)	749	749
Riverpoint Medical, LLC	3,275	3,070
Rock Star Mergersub LLC (dba Triumvirate Environmental)	8,570	—
Rocky Debt Merger Sub, LLC (dba NContracts)	14,384	1,973
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	7,069	—
Rubrik, Inc.	252	4,320
Runway Bidco, LLC (dba Redwood Software)	4,545	—
Singlewire Software, LLC	129	129
Smarsh, Inc.	4,333	5,000
Sonar Acquisitionco, Inc. (dba SimPRO)	9,811	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	17,279	5,415
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	279	—
SpendMend, LLC	4,454	210
Spotless Brands, LLC	433	—
Sundance Group Holdings, Inc. (dba NetDocuments)	4,361	2,463
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,498	—
Superior Environmental Solutions	2,676	880
Superman Holdings, LLC (dba Foundation Software)	4,794	1,074
Sweep Purchaser LLC	4,541	92
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	913	4,450
Total Vision LLC	1,270	1,895
Tropical Bidco, LLC (dba Tropical Cheese)	1,395	—
Trystar, LLC	349	—
United Flow Technologies Intermediate Holdco II, LLC	3,673	—
US Signal Company, LLC	3,158	—
USA DeBusk, LLC	3,772	—
USN Opco LLC (dba Global Nephrology Solutions)	2,118	961
Valet Waste Holdings, Inc. (dba Valet Living)	3,477	—
VASA Fitness Buyer, Inc.	357	833
VisionSafe Holdings, Inc.	1,219	—
Volt Bidco, Inc. (dba Power Factors)	4,753	5,727

	Unfunded Commitment Balances(1)
	December 31, 2024	December 31, 2023
VRC Companies, LLC (dba Vital Records Control)	$9,709	$944
WebPT, Inc.	1,234	2,401
Wellness AcquisitionCo, Inc. (dba SPINS)	4,800	6,600
Westwood Professional Services Inc.	3,744	—
Whitewater Holding Company LLC	2,340	2,391
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	7,987	1,141
Zeus Company, Inc.	6,395	—
Amspec Parent, LLC	—	984
Bigchange Group Limited	—	3,059
DECA Dental Holdings LLC	—	228
Internet Truckstop Group, LLC (dba Truckstop)	—	4,400
MerchantWise Solutions, LLC (dba HungerRush)	—	3,021
Millstone Medical Outsourcing, LLC	—	2,217
MRI Software LLC	—	1,612
One GI LLC	—	3,610
Premier Care Dental Management, LLC	—	2,645
StarCompliance Intermediate, LLC	—	1,025
Sunstar Insurance Group, LLC	—	3,448
Trader Corporation	—	18
UP Acquisition Corp. (dba Unified Power)	—	1,902
WorkForce Software, LLC	—	1,894
Total 1st Lien/Senior Secured Debt	$479,238	$289,198

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,852	$4,151
EIP Consolidated, LLC (dba Everest Infrastructure)	1,000	3,745
K2 Towers III, LLC	714	2,606
Skyway Towers Intermediate LLC	3,150	3,850
Tarpon Towers II LLC	4,313	—
Thor FinanceCo LLC (dba Harmoni Towers)	1,144	1,889
Towerco IV Holdings, LLC	785	2,083
Total 1st Lien/Last-Out Unitranche	$12,958	$18,324
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$—
Total 2nd Lien/Senior Secured Debt	$770	$—
Total	$492,966	$307,522

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

For the Year Ended December 31,
2024
Gross Proceeds	$111,043
Underwriting/Offering Expenses	(1,851)
Net Proceeds	$109,192
Number of Shares Issued	7,226,857
Average Sales Price per Share	$15.37

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

Date Declared	Record Date	Payment Date	Amount Per Share		Shares
For the Year Ended December 31, 2024
February 21, 2024	March 28, 2024	April 26, 2024	$0.45		119,858
May 1, 2024	June 28, 2024	July 26, 2024	$0.45		132,515
August 8, 2024	September 30, 2024	October 28, 2024	$0.45		135,282
November 7, 2024	December 31, 2024	January 27, 2025	$0.45		136,377	*
For the Year Ended December 31, 2023
February 22, 2023	March 31, 2023	April 27, 2023	$0.45		101,249	*
May 3, 2023	June 30, 2023	July 27, 2023	$0.45		100,381
August 2, 2023	September 30, 2023	October 27, 2023	$0.45		128,366	*
November 1, 2023	December 29, 2023	January 26, 2024	$0.45		119,186
For the Year Ended December 31, 2022
February 23, 2022	March 31, 2022	April 27, 2022	$0.45		65,180
May 3, 2022	June 30, 2022	July 27, 2022	$0.45		86,741
August 3, 2022	September 30, 2022	October 27, 2022	$0.45	(1)	98,756	*
November 2, 2022	December 30, 2022	January 27, 2023	$0.45		112,555

* In accordance with the Company’s DRIP, shares were purchased in the open market.

(1) $0.29 is considered capital gain distribution.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets from operations	$62,867	$195,874	$55,003
Weighted average shares outstanding	114,673,460	108,305,428	102,258,701
Basic and diluted earnings (loss) per share	$0.55	$1.81	$0.54

For the purpose of calculating diluted earnings per common share, the average closing price of the Company’s common stock for the year ended December 31, 2022 was less than the conversion price for the Convertible Notes, which matured and were fully repaid on April 1, 2022 in accordance with their terms. Therefore, for the year ended December 31, 2022, diluted earnings per share equal basic earnings per share because the underlying shares for the intrinsic value of the embedded options in the Convertible Notes were not dilutive.

11. TAX INFORMATION

The tax character of distributions was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Distributions paid from:
Ordinary Income	$208,488	$197,124	$154,022
Net Long-Term Capital Gains	—	—	30,293
Total Taxable Distributions	$208,488	$197,124	$184,315

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed Ordinary Income—net	$152,038	$118,026	$86,770
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$152,038	$118,026	$86,770
Capital Loss Carryforward (1):
Perpetual Long-Term	$(297,091)	$(138,282)	$(112,858)
Perpetual Short-Term	(29,987)	(12,358)	(382)
Total capital loss carryforwards	$(327,078)	$(150,640)	$(113,240)
Timing Differences (Organizational Costs, Post-October Capital Loss Deferral and Late Year Ordinary Loss Deferral)	(24,198)	(50,451)	(10,935)
Unrealized Earnings (Losses)—net	(174,432)	(141,514)	(168,797)
Total Accumulated Earnings (Losses)—net	$(373,670)	$(224,579)	$(206,202)

(1)
For the years ended December 31, 2024, 2023 and 2022 the Company did not utilize any capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Code.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$3,677,186	$3,555,001	$3,678,321
Gross unrealized appreciation	36,583	24,511	39,385
Gross unrealized depreciation	(211,015)	(166,025)	(208,182)
Net unrealized investment appreciation (depreciation) on investments	$(174,432)	$(141,514)	$(168,797)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales, net mark to market gains (losses) on foreign currency contracts, and differences in the tax treatment of underlying fund investments, partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2024, 2023 and 2022, the Company reclassified $3,470, $17,127 and $21,867 from total distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2024	2023	2022
Net increase in net assets resulting from operations	$62,867	$195,874	$55,003
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	35,762	(21,214)	152,304
Income not currently taxable	(9,259)	(23,098)	(26,405)
Income for tax but not book	726	484	351
Expenses not currently deductible	5,791	5,970	4,562
Expenses for tax but not for book	(68)	(1,131)	(613)
Realized gain(loss) differences	(180,396)	(79,145)	(92,839)
Taxable income net of capital loss carryforward	$(84,577)	$77,740	$92,363
Capital loss carryforward	327,078	150,640	113,240
Taxable income (1)	$242,501	$228,380	$205,603

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

12. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Years Ended December 31,
	2024		2023	2022		2021		2020
Per Share Data:(1)
NAV, beginning of period	$14.62		$14.61	$15.86		$15.91		$16.75
Net investment income	2.20		2.28	2.24		2.33		2.04
Net realized and unrealized gains (losses)(2)	(1.64)		(0.48)	(1.70)	(4)	(0.43)		(0.20)
Income tax provision, realized and unrealized gains	—	(3)	(0.01)	—	(3)	—	(3)	—	(3)
Net increase (decrease) in net assets from operations	0.56		1.79	0.54		1.90		1.84
Issuance of common stock in connection with the Merger	—		—	—		—		(0.88)
Issuance of common stock, net of underwriting and offering costs	0.03		0.02	0.01	(4)	—		—
Distributions to common stockholders	(1.80)		(1.80)	(1.80)		(1.95)		(1.80)
Total increase (decrease) in net assets	(1.21)		0.01	(1.25)		(0.05)		(0.84)
NAV, end of period	$13.41		$14.62	$14.61		$15.86		$15.91
Market price, end of period	$12.10		$14.65	$13.72		$19.16		$19.12
Shares outstanding, end of period	117,297,222		109,563,525	102,850,589		101,818,811		101,534,370
Weighted average shares outstanding	114,673,460		108,305,428	102,258,701		101,691,076		53,940,573
Total return based on NAV(5)	4.12%		13.35%	2.80%		10.67%		6.78%
Total return based on market value(6)	(6.25)%		20.95%	(20.09)%		11.26%		1.00%
Supplemental Data/Ratio:
Net assets, end of period	$1,572,700		$1,601,825	$1,502,394		$1,614,400		$1,615,141
Ratio of net expenses to average net assets	11.39%		13.17%	8.19%		6.75%		7.62%
Ratio of net expenses before voluntary waivers to average net assets	11.39%		13.29%	8.93%		8.42%		9.30%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.19%		3.10%	3.10%		2.53%		2.48%
Ratio of interest and other debt expenses to average net assets	7.12%		7.06%	5.05%		3.63%		4.82%
Ratio of net incentive fees to average net assets	1.08%		3.01%	0.04%		0.59%		0.32%
Ratio of total expenses to average net assets	11.39%		13.29%	8.93%		8.70%		12.09%
Ratio of net investment income to average net assets	15.82%		15.68%	14.52%		14.62%		13.28%
Portfolio turnover	30%		15%	20%		48%		24%

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

	For the Years Ended December 31,
	2019*		2018*	2017*	2016*	2015*
Per Share Data:(1)
NAV, beginning of period	$17.65		$18.09	$18.31	$18.97	$19.56
Net investment income	1.98		2.06	2.07	2.10	2.14
Net realized and unrealized gains (losses)(2)	(1.08)		(0.70)	(0.80)	(0.98)	(0.84)
Income tax provision, realized and unrealized gains	—	(3)	(0.02)	—	—	—
Net increase in net assets from operations	0.90		1.34	1.27	1.12	1.30
Issuance of common stock, net of underwriting and offering costs	—		—	0.31	—	(0.09)
Equity component of convertible notes	—		0.02	—	0.02	—
Distributions declared from net investment income(4)	(1.80)		(1.80)	(1.80)	(1.80)	(1.76)
Distributions declared from net realized gains(4)	—		—	—	–	(0.04)
Total increase (decrease) in net assets	(0.90)		(0.44)	(0.22)	(0.66)	(0.59)
NAV, end of period	$16.75		$17.65	$18.09	$18.31	$18.97
Market price, end of period	$21.28		$18.38	$22.18	$23.52	$19.00
Shares outstanding, end of period	40,367,071		40,227,625	40,130,665	36,331,662	36,306,882
Weighted average shares outstanding	40,313,662		40,184,715	38,633,652	36,317,131	34,782,967
Total return based on NAV(5)	4.08%		6.96%	7.17%	5.42%	6.07%
Total return based on market value(6)	26.98%		(9.16)%	2.30%	35.20%	3.90%
Supplemental Data/Ratio:
Net assets, end of period	$676,125		$709,892	$725,830	$665,137	$688,650
Ratio of net expenses to average net assets	9.77%		8.81%	8.07%	7.25%	6.51%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.24%		3.26%	3.47%	3.58%	3.17%
Ratio of interest and other debt expenses to average net assets	5.25%		3.62%	2.79%	2.12%	1.59%
Ratio of net incentive fees to average net assets	1.28%		1.93%	1.81%	1.55%	1.75%
Ratio of total expenses to average net assets	9.82%		8.81%	8.07%	7.25%	6.51%
Ratio of net investment income to average net assets	11.53%		11.42%	11.36%	11.30%	11.06%
Portfolio turnover	45%		26%	45%	17%	13%

* Not covered by the report of the independent registered public accounting firm.

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)
For the year ended December 31, 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)
Amount rounds to less than $0.01.
(4)
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

On February 7, 2025, the Company borrowed $360,000 under the Revolving Credit Facility. The proceeds, together with cash on hand, were used to repay the 2025 Notes. On February 10, 2025, the Company paid to Computershare Trust Company, National Association, for the benefit of the holders of the 2025 Notes, the aggregate principal amount outstanding of $360,000, plus accrued and unpaid interest, in full satisfaction of its obligations under the 2025 Notes.

On February 26, 2025, the Board of Directors declared a (i) quarterly distribution of $0.32 per share (the “Base Dividend”) and (ii) special distribution of $0.16 per share (the “Special Dividend”), each payable on or about April 28, 2025 to holders of record as of March 31, 2025. The Board of Directors also authorized a future Special Dividend for each of the second quarter of 2025 and third quarter of 2025. In addition, the Board authorized future quarterly supplemental distributions in the amount of at least 50% of the Company’s net investment income in excess of the amount of the Base Dividend to the extent there is sufficient net investment income.

On and effective February 27, 2025, the Company entered into a Third Amended and Restated Investment Management Agreement (the “Third Amended and Restated IMA”) with the Company's Investment Adviser. The Third Amended and Restated IMA amends and restates in its entirety the Investment Management Agreement to change the amount of the Incentive Fee based on income from 20.0% of Ordinary Income that exceeds the Catch-up Amount to (A) 20.0% for the periods through December 31, 2024 and (B) 17.5% for the periods after December 31, 2024. As a result, the Catch-up Amount will be equal to a quarterly rate of 2.1875% for the periods through December 31, 2024 and 2.12% for the periods after December 31, 2024. The Third Amended and Restated IMA also changed the Incentive Fee Cap from 20.0% to (A) 20% for the periods through December 31, 2024 and (B)17.5% for the periods after December 31, 2024. In addition, the Third Amended and Restated IMA changed the amount of the Incentive Fee based on capital gains from 20% to 17.5%. See “Part II, Item 9B. Other Information” for additional information.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2024, the Company designated 100% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2024, the Company designated 100% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

a)
On and effective February 27, 2025, the Company entered into a Third Amended and Restated Investment Management Agreement with the Company’s Investment Adviser. The Third Amended and Restated IMA amends and restates in its entirety the Investment Management Agreement to change the amount of the Incentive Fee based on income from 20.0% of Ordinary Income that exceeds the Catch-up Amount to (A) 20.0% for the periods through December 31, 2024 and (B) 17.5% for the periods after December 31, 2024. As a result, the Catch-up Amount will be a quarterly rate of 2.1875% for the periods through December 31, 2024 and 2.12% for the periods after December 31, 2024. The amount of the Incentive Fee based on income that is paid to the Investment Adviser for a particular quarter is equal to the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap. The Third Amended and Restated IMA also changed the Incentive Fee Cap from 20% to (A) 20% for the periods through December 31, 2024 and (B) 17.5% for the periods after December 31, 2024. In addition, the Third Amended and Restated IMA changed the amount of the Incentive Fee based on capital gains from 20% to 17.5%. Capitalized terms are defined in this Annual Report on Form 10-K. The foregoing description is only a summary of the material provisions of the Third Amended and Restated IMA and is qualified in its entirety by reference to a copy of the Third Amended and Restated IMA, which is filed as an Exhibit 10.17 to this Annual Report on Form 10-K and incorporated by reference herein.
b)
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 85 of this Annual Report on Form 10-K.
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

4.7

Third Supplemental Indenture, dated as of March 11, 2024, relating to the 6.375% Notes due 2027, by and between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on March 11, 2024).

4.8	Form of 6.375% Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on March 11, 2024).

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

10.16

Eleventh Amendment to Senior Secured Revolving Credit Agreement, dated as of June 28, 2024, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File No. 814-00998), filed on August 8, 2024).

10.17*	Third Amended and Restated Investment Management Agreement, dated as of February 27, 2025, between the Company and Goldman Sachs Asset Management, L.P.

10.18

Second Amended and Restated Investment Management Agreement, dated as of June 15, 2018, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on June 15, 2018).

10.19

Custody Agreement, dated as of April 1, 2013, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File no. 333-187642), filed on March 10, 2015).

10.20

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on May 9, 2016).

10.21

License Agreement, dated as of April 1, 2013, between the Company and the Goldman, Sachs & Co. (incorporated by reference to Exhibit (k)(4) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File no. 333-187642), filed on March 3, 2015).

10.22

Equity Distribution Agreement, dated as of November 15, 2023, among the Company, Goldman Sachs Asset Management, L.P. and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on November 7, 2023).

10.23	Dividend Reinvestment Plan, amended as of September 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on November 3, 2022).

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

19.1*	Insider Trading Policy.

19.2*	Share Repurchase Policy.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy and Procedures Regarding BDC Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: February 27, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: February 27, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

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