Form 10-Q
period 2025-03-31
Goldman Sachs BDC, Inc.
filed 2025-05-08
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 8, 2025, there were 117,297,222 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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
•
purchases of our common stock by us under any 10b5-1 plan or otherwise may result in dilution to our net asset value ("NAV") per share;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,436,737 and $3,533,627)	$3,279,219	$3,368,503
Non-controlled affiliated investments (cost of $118,749 and $139,955)	105,450	106,755
Total investments, at fair value (cost of $3,555,486 and $3,673,582)	$3,384,669	$3,475,258
Investments in affiliated money market fund (cost of $29 and $25,238)	29	25,238
Cash	82,759	61,795
Interest and dividends receivable	23,588	28,092
Deferred financing costs	11,091	11,897
Other assets	1,692	1,103
Total assets	$3,503,828	$3,603,383
Liabilities
Debt (net of debt issuance costs of $6,871 and $8,176)	$1,868,054	$1,926,452
Interest and other debt expenses payable	5,446	21,289
Management fees payable	8,681	8,780
Incentive fees payable	6,804	6,330
Distribution payable	56,303	52,784
Unrealized depreciation on foreign currency forward contracts	127	38
Secured borrowings	2,989	2,920
Accrued expenses and other liabilities	7,474	12,090
Total liabilities	$1,955,878	$2,030,683
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 117,297,222 and 117,297,222 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	117	117
Paid-in capital in excess of par	1,946,253	1,946,253
Distributable earnings (loss)	(398,420)	(373,670)
Total net assets	$1,547,950	$1,572,700
Total liabilities and net assets	$3,503,828	$3,603,383
Net asset value per share	$13.20	$13.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$84,204	$96,910
Payment-in-kind income	9,625	12,646
Other income	985	857
From non-controlled affiliated investments:
Interest income	1,361	656
Dividend income	173	412
Payment-in-kind income	556	55
Other income	36	7
Total investment income	$96,940	$111,543
Expenses:
Interest and other debt expenses	$28,305	$27,614
Incentive fees	6,804	10,882
Management fees	8,681	8,732
Professional fees	964	1,110
Directors’ fees	207	207
Other general and administrative expenses	1,043	1,062
Total expenses	$46,004	$49,607
Net expenses	$46,004	$49,607
Net investment income before taxes	$50,936	$61,936
Income tax expense, including excise tax	$1,322	$1,076
Net investment income after taxes	$49,614	$60,860
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(21,570)	$(17,646)
Non-controlled affiliated investments	(22,902)	658
Foreign currency and other transactions	239	186
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	7,589	(2,095)
Non-controlled affiliated investments	19,901	(976)
Foreign currency forward contracts	(89)	145
Foreign currency translations and other transactions	(1,157)	1,350
Net realized and unrealized gains (losses)	$(17,989)	$(18,378)
(Provision) benefit for taxes on realized gain/loss on investments	$(72)	$16
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(46)
Net increase (decrease) in net assets from operations	$31,553	$42,452
Weighted average shares outstanding	117,297,222	110,076,876
Basic and diluted net investment income per share	$0.42	$0.55
Basic and diluted earnings (loss) per share	$0.27	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net assets at beginning of period	$1,572,700	$1,601,825
Increase (decrease) in net assets from operations:
Net investment income	$49,614	$60,860
Net realized gain (loss)	(44,233)	(16,802)
Net change in unrealized appreciation (depreciation)	26,244	(1,576)
(Provision) benefit for taxes on realized gain/loss on investments	(72)	16
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(46)
Net increase (decrease) in net assets from operations	$31,553	$42,452
Distributions to stockholders from:
Distributable earnings	$(56,303)	$(50,447)
Total distributions to stockholders	$(56,303)	$(50,447)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$—	$36,035
Reinvestment of stockholder distributions	—	1,741
Net increase in net assets from capital transactions	$—	$37,776
Total increase (decrease) in net assets	$(24,750)	$29,781
Net assets at end of period	$1,547,950	$1,631,606
Distributions per share	$0.48	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase in net assets from operations:	$31,553	$42,452
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(112,387)	(138,966)
Payment-in-kind interest capitalized	(10,829)	(15,302)
Investments in affiliated money market fund, net	25,209	(499)
Proceeds from sales of investments and principal repayments	201,914	114,611
Net realized (gain) loss on investments	44,472	16,988
Net change in unrealized (appreciation) depreciation on investments	(27,490)	3,071
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(52)	(72)
Amortization of premium and accretion of discount, net	(5,021)	(6,188)
Amortization of deferred financing and debt issuance costs	2,111	1,787
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	4,504	320
(Increase) decrease in other assets	(589)	256
Increase (decrease) in interest and other debt expenses payable	(15,514)	(5,760)
Increase (decrease) in management fees payable	(99)	24
Increase (decrease) in incentive fees payable	474	(2,159)
Increase (decrease) in accrued expenses and other liabilities	(4,386)	(3,525)
Net cash provided by (used for) operating activities	$133,870	$7,038
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$—	$36,566
Offering costs paid	(229)	(194)
Distributions paid	(52,784)	(47,563)
Deferred financing and debt issuance costs paid	(329)	(7,400)
Borrowings on debt	469,295	502,582
Repayments of debt	(529,000)	(491,000)
Net cash provided by (used for) financing activities	$(113,047)	$(7,009)
Net increase (decrease) in cash	$20,823	$29
Effect of foreign exchange rate changes on cash and cash equivalents	141	(73)
Cash, beginning of period	61,795	52,363
Cash, end of period	$82,759	$52,319
Supplemental and non-cash activities
Interest expense paid	$40,698	$30,934
Accrued but unpaid excise tax expense	$1,580	$1,778
Accrued but unpaid distributions	$56,303	$50,447
Reinvestment of stockholder distributions	$—	$1,741
Exchange of investments	$70,695	$59,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 214.2%
Canada - 4.5%
1st Lien/Senior Secured Debt - 4.5%
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30		$13,158	$12,919	$13,158	(6) (7) (8)
Recochem, Inc	Chemicals	9.00%	C + 5.75%	11/01/30	CAD	7,891	5,595	5,483	(6) (7) (8)
Recochem, Inc	Chemicals	8.92%	C + 5.75%	11/01/30	CAD	1,941	25	36	(6) (7) (8) (9)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30		1,744	1,715	1,744	(6) (7) (8)
Recochem, Inc	Chemicals	10.04%	S + 5.75%	11/01/30	CAD	1,294	30	43	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.82%	S + 6.00%	02/01/27		13,488	13,439	13,420	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.82%	S + 6.00%	02/01/27		1,294	442	436	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.00%	02/01/27		730	—	(4)	(6) (7) (8) (9)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.95%	S + 5.50%	11/06/26		8,652	8,611	8,609	(6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.50%	11/06/26		1,260	(4)	(6)	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	9.95%	S + 5.50%	11/06/26		5,670	5,618	5,641	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.70%	S + 6.25%	05/25/27		21,167	20,988	21,008	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(25)	(25)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	11.08%	S + 6.75%	11/23/28		871	856	854	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.75%	11/23/28		438	(2)	(9)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							70,207	70,388
Total Canada							$70,207	$70,388
Germany - 0.0%
1st Lien/Senior Secured Debt - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering			06/30/25		$3,917	$3,603	$717	(7) (8) (10) (11)
Kawa Solar Holdings Limited	Construction & Engineering			06/30/25		3,318	800	—	(7) (8) (10) (11)
Total 1st Lien/Senior Secured Debt							4,403	717
Total Germany							$4,403	$717
Singapore - 0.0%
Unsecured Debt - 0.0%
Conergy Asia & ME Pte. LTD.	Construction & Engineering			06/30/24		$1,266	$1,055	$—	(7) (8) (10) (11) (12)
Total Unsecured Debt							1,055	—
Total Singapore							$1,055	$—
United Kingdom - 2.0%
1st Lien/Senior Secured Debt - 2.0%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.45%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	15,785	$18,928	$19,779	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.45%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	12,738	11,544	11,543	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							30,472	31,322
Total United Kingdom							$30,472	$31,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
United States - 207.7%
1st Lien/Senior Secured Debt - 191.7%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	$960	$938	$950	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30	733	722	726	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.30%	S + 5.00%	01/09/30	328	324	324	(6) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	250	(4)	(3)	(6) (8) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	10.32%	S + 6.00%	04/19/30	8,100	7,958	7,938	(6) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 6.00%	04/19/30	1,219	(21)	(24)	(6) (8) (9)
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29	15,440	12,309	12,815	(6) (8) (10) (13)
Thrasio, LLC	Broadline Retail	14.55%	S + 10.26% PIK	06/18/29	4,976	4,907	4,901	(6) (8) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.30%	S + 4.00%	10/02/28	52,386	52,386	51,862	(6) (8)
Elemica Parent, Inc.	Chemicals	9.94%	S + 5.50%	09/18/26	6,767	6,647	6,631	(6) (8)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26	1,447	1,436	1,418	(6) (8)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26	1,327	1,309	1,301	(6) (8)
Elemica Parent, Inc.	Chemicals	9.96%	S + 5.50%	09/18/26	930	858	849	(6) (8) (9)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26	542	537	531	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals	10.07%	S + 5.75%	11/15/30	4,962	4,877	4,962	(6) (8)
Formulations Parent Corporation (dba Chase Corp)	Chemicals		S + 5.75%	11/15/29	835	(13)	—	(6) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.49%	S + 6.00%	12/16/26	12,403	12,242	11,907	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.49%	S + 6.00%	12/16/26	1,889	1,844	1,814	(8)
ASM Buyer, Inc.	Commercial Services & Supplies	9.83%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	8,599	8,381	8,513	(6) (8)
ASM Buyer, Inc.	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30	1,000	448	455	(6) (8) (9)
ASM Buyer, Inc.	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31	500	(4)	(5)	(6) (8) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,418	3,384	3,384	(6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	1,004	13	13	(6) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	584	(6)	(6)	(6) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.54%	S + 5.25%	02/07/31	9,451	9,285	9,357	(6) (8)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.54%	S + 5.25%	02/07/31	4,212	397	395	(6) (8) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	1,264	(21)	(13)	(6) (8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.05%	S + 4.75%	12/15/31	19,478	19,289	19,283	(6) (8)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31	6,233	(30)	(62)	(6) (8) (9)
Rock Star Mergersub LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	11.25%	P + 3.75%	12/15/31	2,649	349	347	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	3,940	3,863	3,920	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.17%	S + 5.75%	08/01/29	2,183	2,152	2,112	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies		S + 6.50%	08/01/29	1,853	(13)	(60)	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	1,197	1,170	1,191	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	1,063	222	235	(6) (8) (9)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	594	582	591	(6) (8)
Superior Environmental Solutions	Commercial Services & Supplies	10.92%	S + 6.50%	08/01/29	198	194	197	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.15%	S + 5.75% PIK	06/30/27	21,056	20,922	20,845	(6) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.15%	S + 5.75%	06/30/27	10,597	10,559	10,544	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		$4,541	$(28)	$(23)	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31		8,873	8,752	8,828	(6) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.54%	S + 5.25%	04/30/31		3,278	445	453	(6) (8) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.56%	S + 5.25%	04/30/30		1,230	804	814	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29		24,969	24,824	24,595	(6) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.07%	S + 5.75%	05/01/29		2,641	1,255	1,231	(6) (8) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 5.75%	05/01/29		2,201	(12)	(33)	(6) (8) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.05%	S + 5.50%	06/29/27		31,838	31,629	31,520	(6) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.54%	S + 5.25%	06/29/27		9,662	7,867	7,848	(6) (8) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		944	(5)	(9)	(6) (8) (9)
ATX Networks Corp.	Communications Equipment	11.32%	S + 7.00% PIK	09/01/26		2,503	2,305	2,052	(6) (8)
ATX Networks Corp.	Communications Equipment		S + 6.50% PIK	09/01/26		1,630	1,402	—	(6) (8) (13)
ATX Networks Corp.	Communications Equipment	10.32%	S + 6.00% PIK	09/01/26		597	597	582	(6) (7) (8)
ATX Networks Corp.	Communications Equipment		S + 6.00% PIK	09/01/26		361	—	(9)	(6) (7) (8) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.05%	S + 4.75%	10/15/31		663	656	656	(6) (8)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.04%	S + 4.75%	10/15/31		245	35	34	(6) (8) (9)
Geotechnical Merger Sub, Inc.	Construction & Engineering	9.07%	S + 4.75%	10/15/31		92	30	30	(6) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.05%	S + 4.75%	10/24/30		11,321	2,576	2,528	(6) (7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.90%	B + 4.75%	10/24/30	AUD	11,199	7,367	6,928	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		1,132	(10)	(11)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		10,181	10,133	10,130	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		3,317	2,108	2,104	(6) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(7)	(7)	(6) (8) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30		4,433	4,339	4,389	(6) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(10)	(5)	(6) (8) (9)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging	9.54%	S + 5.25%	11/01/30		44,680	44,052	44,009	(6) (8)
Buffalo Merger Sub, LLC (dba Oliver Packaging)	Containers & Packaging		S + 5.25%	11/01/30		5,208	(72)	(78)	(6) (8) (9)
A Place For Mom, Inc.	Diversified Consumer Services	8.94%	S + 4.50%	02/10/26		7,117	7,112	6,494	(8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		8,220	8,080	8,056	(6) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29		3,834	1,425	1,411	(6) (8) (9) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29		767	455	452	(6) (8) (9) (10)
Assembly Intermediate LLC	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27		43,991	43,554	43,991	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27		8,798	8,705	8,798	(6) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27		4,399	(38)	—	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		7,122	7,088	7,086	(6) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		1,995	(23)	(10)	(6) (8) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		835	(7)	(4)	(6) (8) (9)
CorePower Yoga LLC	Diversified Consumer Services	10.48%	S + 7.25% (Incl. 1.25% PIK)	05/14/26		27,180	26,842	26,500	(6) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00%	05/14/26		1,687	(25)	(42)	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	9.42%	S + 5.00%	11/01/28	$893	$860	$889	(6) (8)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	86	(3)	—	(6) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	18,552	18,439	17,903	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	14,511	14,456	14,003	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	7,645	7,589	7,378	(6) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.33%	S + 6.00%	12/15/26	2,363	830	761	(6) (8) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	17,089	2,053	2,069	(6) (8) (9) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	10,503	10,395	10,424	(6) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	7,363	7,277	7,308	(6) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	1,900	134	138	(6) (8) (9) (10)
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	630	625	625	(6)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	247	(1)	(1)	(6) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	123	(1)	(1)	(6) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.76%	S + 5.50%	07/25/28	953	590	589	(6) (8) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	211	207	211	(6) (8)
Spotless Brands, LLC	Diversified Consumer Services	10.03%	S + 5.75%	07/25/28	33	32	33	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.31%	S + 5.00%	05/01/31	10,562	10,467	10,457	(6) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31	2,764	1,092	1,075	(6) (8) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(14)	(16)	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	4,108	4,002	4,088	(6) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.92%	S + 7.50%	08/14/28	714	462	473	(6) (8) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	119	(3)	(1)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	14,228	14,008	14,085	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.00%	12/21/29	6,283	(63)	(63)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	4,776	4,700	4,729	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	4,746	4,672	4,698	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/29	2,340	(34)	(23)	(6) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	2,230	2,191	2,208	(6) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	1,894	1,852	1,875	(6) (8)
Trystar, LLC	Electrical Equipment	8.80%	S + 4.50%	08/06/31	464	460	459	(6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	233	(1)	(2)	(6) (8) (9)
Trystar, LLC	Electrical Equipment	8.79%	S + 4.50%	08/06/31	186	184	184	(6) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	116	(1)	(1)	(6) (8) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.45%	S + 9.00%	04/12/26	1,502	1,502	1,487	(8) (10)
Checkmate Finance Merger Sub, LLC	Entertainment	10.90%	S + 6.50%	12/31/27	30,473	30,147	30,092	(6) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	3,140	(29)	(39)	(6) (8) (9)
Streamland Media Midco LLC	Entertainment	10.06%	S + 5.50%	04/02/29	16,560	16,240	16,228	(6) (8)
Streamland Media Midco LLC	Entertainment		S + 5.50%	04/02/29	2,387	—	(48)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	21,226	21,045	21,120	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	2,983	2,954	2,968	(6) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,805	(23)	(14)	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	998	240	243	(6) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	926	910	921	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	$558	$(3)	$(3)	(6) (8) (9)
Aria Systems, Inc.	Financial Services	12.44%	S + 8.00%	06/30/26	26,624	26,483	26,491	(6) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(15)	(21)	(6) (8) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	962	953	943	(6) (8)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	3,795	3,767	3,767	(6)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	904	(3)	(3)	(6) (9)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	301	(2)	(2)	(6) (9)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(60)	—	(6) (8) (9)
Computer Services, Inc.	Financial Services	9.57%	S + 5.25%	11/15/29	10,125	10,040	10,125	(6) (8)
Computer Services, Inc.	Financial Services	9.07%	S + 4.75%	11/15/29	9,955	9,864	9,756	(6) (8)
Computer Services, Inc.	Financial Services	9.57%	S + 5.25%	11/15/29	980	942	980	(6) (8)
Coretrust Purchasing Group LLC	Financial Services	9.57%	S + 5.25%	10/01/29	9,316	9,221	9,270	(6) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,840	(41)	(24)	(6) (8) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	113	(2)	(1)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	34,889	33,789	34,889	(6) (8)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29	25,712	13,431	13,363	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	10,979	10,667	10,979	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	7,938	(55)	(119)	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	11.46%	S + 7.00%	11/27/29	6,428	4,234	4,224	(6) (8) (9)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	4,880	4,743	4,880	(6) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	1,952	(51)	—	(6) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	882	(6)	(13)	(6) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28	27,720	27,534	27,582	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.25%	05/25/28	2,382	(12)	(12)	(6) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28	1,846	400	399	(6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	20,154	19,925	18,340	(6) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	4,233	4,175	3,852	(6) (8)
Priority Technology Holdings, Inc. (dba Priority Payment)	Financial Services	9.07%	S + 4.75%	05/16/31	15,754	15,686	15,734	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31	13,027	12,911	12,896	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31	1,875	(16)	(19)	(6) (8) (9)
Eagle Family Foods Group Holdings, LLC	Food Products	9.29%	S + 5.00%	08/12/30	866	858	858	(6) (8)
Eagle Family Foods Group Holdings, LLC	Food Products		S + 5.00%	08/12/30	101	(1)	(1)	(6) (8) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30	10,573	10,420	10,414	(6) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30	1,674	74	73	(6) (8) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27	10,129	10,048	9,825	(6) (8) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 6.00%	12/06/27	5,555	5,528	5,416	(6) (8) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/25	4,767	4,752	4,624	(6) (8) (14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27		$4,367	$4,349	$4,236	(6) (8) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27		2,269	2,251	2,201	(6) (8) (14)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.28%	E + 5.50%	11/28/31	EUR	10,215	10,933	10,824	(6) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		5,128	(49)	(90)	(6) (8) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.94%	S + 5.50%	11/28/31		3,760	3,688	3,694	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27		21,198	20,911	20,986	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27		5,094	5,034	5,043	(6) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.32%	S + 5.00%	06/21/27		4,094	438	427	(6) (8) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27		1,606	1,596	1,590	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31		24,367	24,042	24,123	(6) (8)
Zeus Company, Inc.	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31		4,568	1,558	1,553	(6) (8) (9)
Zeus Company, Inc.	Health Care Equipment & Supplies		S + 5.50%	02/28/30		3,426	(42)	(34)	(6) (8) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	10.30%	S + 6.00%	12/03/27		21,285	21,067	20,540	(6) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.70%	S + 7.25%	05/31/26		2,906	2,875	2,884	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.70%	S + 7.25%	05/31/26		1,028	792	933	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26		415	—	—	(8) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26		20,556	20,497	18,500	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26		3,568	3,568	3,211	(6) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26		2,112	2,112	1,901	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.32%	S + 5.00%	08/07/31		2,319	2,296	2,284	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31		354	(5)	(5)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.43%	S + 5.00%	08/07/31		221	191	190	(6) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.21%	S + 5.75%	06/15/27		22,590	22,447	18,976	(6) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.21%	S + 5.75%	06/15/27		373	371	314	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28		20,911	20,674	20,284	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28		2,201	2,177	2,135	(6) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/26/27		1,711	1,696	1,659	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.17%	S + 6.75%	06/13/28		2,763	2,705	2,722	(6) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28		313	(6)	(5)	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27		23,565	23,333	23,506	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27		14,903	14,746	14,865	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27		10,000	(42)	(25)	(6) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27		9,862	9,739	9,837	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	12.25%	P + 4.75%	10/15/27		2,802	326	343	(6) (8) (9)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.42%	S + 5.00% (Incl. 6.42% PIK)	03/18/27		785	775	671	(6) (8) (10)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.42%	S + 5.00% (Incl. 6.42% PIK)	03/18/27		93	87	89	(6) (8) (9) (10) (14)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25		22,125	22,047	20,797	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	$11,811	$11,762	$11,103	(6) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	9,096	9,065	8,550	(6) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	6,482	6,452	6,093	(6) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	3,610	3,598	3,393	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	30,937	30,936	23,744	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	8,562	8,562	6,571	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	6,841	6,841	5,251	(6) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	1,849	1,849	1,419	(6) (8)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	4,267	(19)	(43)	(6) (8) (9)
SpendMend, LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	620	614	614	(6) (8)
SpendMend, LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	171	169	169	(6) (8)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	83	(1)	(1)	(6) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 6.00%	08/15/25	25,452	25,304	25,197	(6)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 6.00%	08/15/25	7,719	7,700	7,641	(6)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.47%	S + 6.00%	08/15/25	4,583	4,572	4,537	(6)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.45%	S + 6.00%	08/15/25	4,565	4,323	4,291	(6) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.46%	S + 6.00%	08/15/25	2,088	2,082	2,067	(6)
Total Vision LLC	Health Care Providers & Services	10.56%	S + 6.00%	07/15/26	16,630	16,513	15,632	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.57%	S + 6.00%	07/15/26	9,609	9,534	9,033	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.58%	S + 6.00%	07/15/26	4,893	4,863	4,599	(6) (8)
Total Vision LLC	Health Care Providers & Services	10.55%	S + 6.00%	07/15/26	2,435	2,420	2,289	(6) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(7)	(76)	(6) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.95%	S + 5.50%	12/21/26	21,157	21,012	20,416	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.95%	S + 5.50%	12/21/26	9,489	9,424	9,157	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.95%	S + 5.50%	12/21/26	7,355	7,301	7,098	(6) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	3,023	(19)	(106)	(6) (8) (9)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	18,109	18,016	17,973	(6) (8)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	2,715	640	627	(6) (8) (9)
ESO Solutions, Inc.	Health Care Technology	11.07%	S + 6.75%	05/03/27	39,908	39,572	39,508	(6) (8)
ESO Solutions, Inc.	Health Care Technology	11.07%	S + 6.75%	05/03/27	4,498	4,430	4,453	(6) (8)
ESO Solutions, Inc.	Health Care Technology	11.07%	S + 6.75%	05/03/27	3,620	2,724	2,715	(6) (8) (9)
Experity, Inc.	Health Care Technology	10.32%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	587	586	583	(6) (8)
Experity, Inc.	Health Care Technology		S + 6.00% (Incl. 3.25% PIK)	02/24/28	81	—	(1)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	15,277	15,199	15,200	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	2,681	2,676	2,667	(6) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,880	(9)	(9)	(6) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	999	997	994	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	$12,647	$12,530	$12,520	(6) (8)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	5,579	5,527	5,524	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	1,682	(15)	(17)	(6) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	9.36%	S + 5.00%	05/11/29	12,212	12,049	11,907	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.32%	S + 5.00%	05/11/29	1,562	1,540	1,523	(6) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.00%	05/11/28	1,490	(16)	(37)	(6) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	231	142	159	(6) (8) (10) (13)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	24,090	23,784	24,030	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	16,300	13,011	12,971	(6) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	2,255	2,241	2,249	(6) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	1,815	524	540	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.83%	S + 5.50%	12/30/26	56,720	56,286	56,436	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(34)	(39)	(6) (8) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.83%	S + 5.50%	12/30/26	905	901	900	(6) (8)
PlanSource Holdings, Inc.	Health Care Technology	9.83%	S + 5.50%	12/30/26	905	901	900	(6) (8)
WebPT, Inc.	Health Care Technology	10.66%	S + 6.25%	01/18/28	25,126	24,184	23,995	(6) (8)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	5,534	5,489	5,285	(6) (8)
WebPT, Inc.	Health Care Technology	10.75%	S + 6.25%	01/18/28	2,617	1,798	1,714	(6) (8) (9)
WebPT, Inc.	Health Care Technology	10.65%	S + 6.25%	01/18/28	2,209	2,189	2,109	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	8,196	8,126	8,114	(6) (8)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	1,503	473	466	(6) (8) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.79%	S + 6.50%	09/12/29	301	58	57	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	36,073	35,734	33,187	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	6,882	6,882	6,331	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	5,487	5,487	5,048	(6) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	4,374	3,986	3,636	(6) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,685	(32)	(295)	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	677	671	671	(6) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	285	68	67	(6) (8) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	53	16	16	(6) (8) (9)
Lithium Technologies, Inc.	Interactive Media & Services		S + 11.00% PIK	01/03/25	110,068	97,010	26,967	(6) (8) (12) (13)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	8,500	8,338	8,330	(6) (8)
Ark Data Centers, LLC	IT Services	9.06%	S + 4.75%	11/27/30	5,000	101	50	(6) (8) (9)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	1,500	(28)	(30)	(6) (8) (9)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	3,369	3,315	3,335	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services	10.32%	S + 6.00%	10/02/29	1,190	1,173	1,178	(6) (8)
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29	882	(7)	(9)	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
GPS Phoenix Buyer, Inc. (dba Guidepoint)	IT Services		S + 6.00%	10/02/29		$706	$(11)	$(7)	(6) (8) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31		18,437	18,003	18,011	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.75%	11/07/31		2,009	(9)	(8)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	9.05%	S + 4.75%	11/07/31		1,673	1,665	1,666	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31		371	—	(2)	(6) (9)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29		6,842	6,780	6,774	(6) (8)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29		2,105	(19)	(21)	(6) (8) (9)
US Signal Company, LLC	IT Services	9.91%	S + 5.50%	09/04/29		1,053	1,043	1,042	(6) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/20/29		3,876	3,865	3,865	(6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29		439	(1)	(2)	(6) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29		371	(1)	(1)	(6) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29		304	(1)	(2)	(6) (9)
Xactly Corporation	IT Services	10.66%	S + 6.25%	07/30/27		62,025	61,448	61,405	(6) (8)
Xactly Corporation	IT Services		S + 6.25%	07/30/27		3,874	(31)	(39)	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		4,131	4,048	4,089	(6) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		534	418	422	(6) (8) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		269	264	266	(6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.04%	S + 4.75%	08/20/31		810	803	802	(6) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30		138	(1)	(1)	(6) (8) (9)
Precinmac, LP	Machinery	9.32%	S + 5.00%	12/02/31		14,419	14,279	14,274	(6) (8)
Precinmac, LP	Machinery		S + 5.00%	12/02/31		3,721	(18)	(37)	(6) (8) (9)
Precinmac, LP	Machinery	11.50%	P + 4.00%	12/02/31		1,860	1	-	(6) (8) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		19,861	19,668	19,662	(6) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.07%	S + 4.75%	12/26/31		5,093	558	535	(6) (8) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		2,546	699	698	(6) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.31%	S + 5.00%	07/01/31		555	548	550	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.34%	E + 5.00%	07/01/30		148	23	24	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 5.00%	07/01/31		148	(1)	(1)	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.68%	E + 5.00%	07/01/31	EUR	138	146	147	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/02/30		9,136	8,907	9,044	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.04%	S + 5.75%	09/02/30		1,072	1,053	1,061	(6) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	08/31/28		749	466	474	(6) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.81%	S + 7.25% (Incl. 3.25% PIK)	12/16/27		17,810	17,609	15,673	(6) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	10.81%	S + 7.25% (Incl. 3.25% PIK)	06/16/27		2,334	1,899	1,645	(6) (8) (9)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29		25,952	25,426	25,952	(6) (8)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29		4,622	4,599	4,622	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	$1,344	$(10)	$—	(6) (8) (9)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	1,201	1,191	1,201	(6) (8)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	538	527	538	(6) (8)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	429	420	429	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.56%	S + 6.25%	05/18/29	44,926	43,261	44,477	(6) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.56%	S + 6.25%	05/18/29	27,985	1,211	1,175	(6) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.57%	S + 6.25%	05/18/29	4,753	1,454	1,521	(6) (8) (9)
Diligent Corporation	Professional Services	9.31%	S + 5.00%	08/02/30	58,189	57,801	57,753	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	13,585	(87)	(102)	(6) (8) (9)
Diligent Corporation	Professional Services	9.31%	S + 5.00%	08/02/30	9,975	9,909	9,900	(6) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	7,450	(48)	(56)	(6) (8) (9)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	917	905	903	(6) (8)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	75	37	37	(6) (8) (9)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28	47,432	46,963	45,298	(6) (8)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28	4,199	419	273	(6) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.16%	S + 5.75%	11/30/27	16,968	16,787	16,883	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.09%	S + 5.75%	11/30/27	16,692	16,521	16,609	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.25%	P + 4.75%	11/30/27	2,992	646	658	(6) (8) (9)
Pluralsight, Inc.	Professional Services	11.83%	S + 7.50% PIK	08/22/29	15,448	14,398	14,985	(6) (8) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	9,749	9,662	9,651	(6) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	6,046	—	(60)	(6) (8) (9) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,874	4,874	4,826	(6) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,418	—	(24)	(6) (8) (9) (10)
Westwood Professional Services Inc.	Professional Services	9.05%	S + 4.75%	09/19/31	9,809	9,717	9,711	(6) (8)
Westwood Professional Services Inc.	Professional Services	9.06%	S + 4.75%	09/19/31	2,855	575	561	(6) (8) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	1,479	(14)	(15)	(6) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	36,456	36,231	34,269	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.96%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,798	11,751	11,090	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,183	11,139	10,512	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.05%	S + 4.75%	02/10/27	3,376	3,367	3,334
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.81%	S + 6.50%	07/01/27	75,899	75,899	75,140	(6) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.81%	S + 6.50%	07/01/27	6,184	6,096	6,123	(6) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.54%	S + 6.25%	03/10/27	2,837	2,810	2,589	(6) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,220	(11)	(107)	(6) (8) (9)
Acquia, Inc.	Software	11.44%	S + 7.00%	10/30/26	42,164	41,755	41,743	(6) (8)
Acquia, Inc.	Software	11.44%	S + 7.00%	10/30/26	10,554	10,456	10,448	(6) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Acquia, Inc.	Software	11.45%	S + 7.00%	10/30/26	$3,268	$3,247	$3,235	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	9.07%	S + 4.75%	08/29/31	7,167	7,100	7,095	(6) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	1,433	(7)	(14)	(6) (8) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.75%	08/29/31	896	(8)	(9)	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.56%	S + 7.00%	12/31/26	39,210	38,938	37,740	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.56%	S + 8.00%	12/31/26	13,403	10,328	10,060	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.56%	S + 8.00%	12/31/26	12,500	12,500	12,250	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.56%	S + 8.00%	12/31/26	6,600	6,600	6,468	(6) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.57%	S + 7.00%	12/31/26	4,570	3,629	3,485	(6) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.56%	S + 8.00%	12/31/26	2,339	2,339	2,292	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30	2,905	2,846	2,890	(6) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software		S + 5.75%	07/01/30	487	(7)	(2)	(6) (8) (9)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	10.05%	S + 5.75%	07/01/30	190	189	189	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	8.80%	S + 4.50%	07/28/31	10,567	10,469	10,461	(6) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/28/31	2,586	(12)	(26)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	1,256	(11)	(13)	(6) (8) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.50%	07/26/30	591	(5)	(6)	(6) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.05%	S + 4.75%	07/14/31	600	594	594	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	286	(1)	(3)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	114	(1)	(1)	(6) (7) (8) (9)
CivicPlus LLC	Software	10.21%	S + 5.75%	08/24/27	6,571	6,505	6,506	(6) (8)
CivicPlus LLC	Software	10.21%	S + 5.75%	08/24/27	6,516	6,451	6,451	(6) (8)
CivicPlus LLC	Software	10.21%	S + 5.75%	08/24/27	3,087	3,055	3,057	(6) (8)
CivicPlus LLC	Software		S + 5.75%	08/24/27	1,217	(11)	(12)	(6) (8) (9)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	30,425	29,734	30,425	(6) (8)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	13,001	12,690	13,001	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software	11.07%	S + 6.75%	11/08/30	3,631	3,553	3,540	(6) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	363	(7)	(9)	(6) (8) (9)
Gainsight, Inc.	Software	10.46%	S + 6.00%	07/30/27	55,014	54,685	54,739	(6)
Gainsight, Inc.	Software	10.46%	S + 6.00%	07/30/27	5,708	2,933	2,943	(6) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.04%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,800	11,700	11,800	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.54%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	2,474	2,456	2,449	(6) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	1,645	(14)	(8)	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	279	(3)	(3)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.30%	S + 5.00%	12/01/28	68,187	67,894	67,505	(6) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	12,952	(9)	(130)	(6) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/28	8,322	(45)	(83)	(6) (8) (9)
KPA Parent Holdings, Inc.	Software	9.07%	S + 4.75%	03/12/32	788	780	780	(6)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	113	(1)	(1)	(6) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		$79	$(1)	$—	(6) (9)
NAVEX TopCo, Inc.	Software	9.82%	S + 5.50%	11/08/30		9,098	8,943	9,075	(8)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28		810	(12)	(2)	(8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.31%	N + 4.75%	05/03/29	NOK	46,770	4,331	4,423	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.05%	S + 4.75%	05/03/29		18,927	18,847	18,832	(6) (7) (8)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.15%	S + 4.75%	05/03/29		4,423	4,157	4,154	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29		4,201	(17)	(21)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.21%	SN + 4.75%	05/03/29	GBP	2,134	2,676	2,743	(6) (7) (8)
Onyx CenterSource, Inc.	Software	9.71%	S + 5.25%	12/14/29		13,919	13,620	13,779	(6) (8)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29		1,047	955	966	(6) (8) (9)
Pioneer Buyer I, LLC	Software	10.30%	S + 6.00%	11/01/28		30,524	30,255	30,448	(6) (8)
Pioneer Buyer I, LLC	Software		S + 6.00%	11/01/27		4,300	(38)	(11)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.57%	S + 5.25% (Incl. 2.75% PIK)	09/01/31		36,114	35,781	35,753	(6) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		10,274	(47)	(103)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		4,110	(38)	(41)	(6) (8) (9)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28		34,387	34,134	34,387	(6) (8)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28		4,806	4,520	4,554	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31		12,197	12,078	12,075	(6) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		3,030	(15)	(30)	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		1,515	(15)	(15)	(6) (8) (9)
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29		694	678	687	(6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29		129	(3)	(1)	(6) (8) (9)
Smarsh, Inc.	Software	9.05%	S + 4.75%	02/16/29		35,000	34,674	34,737	(6)
Smarsh, Inc.	Software	9.08%	S + 4.75%	02/16/29		5,000	627	629	(6) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(12)	(13)	(6) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(32)	(13)	(6) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.05%	S + 4.75%	07/02/29		53,089	52,519	52,558	(6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.05%	S + 4.75%	07/02/29		7,398	2,726	2,721	(6) (8) (9)
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32		16,216	16,057	16,054	(6)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32		6,757	(33)	(34)	(6) (9)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32		2,027	(20)	(20)	(6) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31		17,031	16,876	16,861	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31		9,316	4,804	4,776	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30		2,178	(19)	(22)	(6) (8) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27		5,678	5,591	5,635	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30		16,390	16,045	15,981	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30		12,963	8,947	8,863	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		25,657	25,325	24,117	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.66%	S + 5.25%	12/31/29		2,988	739	598	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29	$1,795	$189	$94	(6) (8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	43,514	43,448	43,297	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	3,059	(2)	(15)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	5,970	5,888	5,910	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	3,332	2,471	2,479	(6) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	667	(9)	(7)	(6) (8) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	3,922	(27)	(29)	(6) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	3,912	3,867	3,864	(6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	3,912	3,867	3,864	(6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	2,445	2,417	2,415	(6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	490	(6)	(6)	(6) (9)
Total 1st Lien/Senior Secured Debt						3,077,988	2,966,051
1st Lien/Last-Out Unitranche (15) - 11.9%
Streamland Media Midco LLC	Entertainment	11.06%	S + 6.50%	04/02/29	$15,913	$14,957	$14,958	(6) (8)
Doxim, Inc.	Financial Services	10.82%	S + 6.40%	06/01/26	38,967	38,590	37,798	(6) (8)
Doxim, Inc.	Financial Services	11.17%	S + 6.75%	06/01/26	24,188	24,032	23,462	(6) (8)
Doxim, Inc.	Financial Services	10.82%	S + 6.40%	06/01/26	22,863	22,606	22,177	(6) (8)
Doxim, Inc.	Financial Services	11.42%	S + 7.00%	06/01/26	6,512	6,470	6,333	(6) (8)
Doxim, Inc.	Financial Services	12.42%	S + 8.00%	06/01/26	5,057	5,022	4,968	(6) (8)
Doxim, Inc.	Financial Services	12.42%	S + 8.00%	06/01/26	3,789	3,765	3,723	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.06%	S + 6.75%	07/07/28	19,504	19,178	19,114	(6) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.06%	S + 6.75%	07/07/28	7,591	6,381	6,229	(6) (8) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	6,255	6,206	6,193	(6) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.57%	S + 6.25%	12/07/28	3,745	2,716	2,707	(6) (8) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	10,000	9,208	9,186	(6) (8) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	6,150	6,098	6,088	(6) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	3,850	919	912	(6) (8) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	9,428	9,350	9,333	(6) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	5,573	1,760	1,748	(6) (8) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.30%	S + 7.00%	08/24/28	3,111	3,079	3,080	(6) (8)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.42%	S + 7.00%	08/24/28	1,889	893	892	(6) (8) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.17%	S + 3.75%	08/31/28	5,000	4,270	4,274	(6) (8) (9)
Total 1st Lien/Last-Out Unitranche						185,500	183,175
2nd Lien/Senior Secured Debt - 3.0%
MPI Engineered Technologies, LLC	Automobile Components		12.00% PIK	07/15/25	$21,207	$20,476	$16,966	(8) (13)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(8) (11)
Wine.com, LLC	Beverages	16.56%	S + 12.00% PIK	04/03/27	11,873	12,239	12,229	(6) (8)
Wine.com, LLC	Beverages	16.58%	S + 12.00% PIK	04/03/27	3,440	2,669	6,040	(6) (8) (9) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	15,511	—	—	(6) (8) (11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/27	$12,150	$9,714	$7,108	(6) (8) (13)
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	16,360	—	—	(6) (8) (11)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,621	4,216	4,257	(6) (8) (11)
Total 2nd Lien/Senior Secured Debt						49,314	46,600
Unsecured Debt - 1.1%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$35,999	$—	$—	(6) (8) (13) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	20,764	6,488	—	(6) (8) (13) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	12,627	15,229	—	(6) (8) (13)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 10.00% PIK	05/31/26	1,233	82	737	(8) (13)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	8,247	7,072	7,175	(8) (11)
CivicPlus LLC	Software	16.05%	S + 11.75% PIK	06/09/34	9,366	9,200	9,132	(6) (8)
Total Unsecured Debt						38,071	17,044
Total United States						$3,350,873	$3,212,870
Total Debt Investments						$3,457,010	$3,315,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Interest Rate (3)	Initial Acquisition Date(17)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.5%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels			3,579,988	$9,237	$87	(7) (11)
Total Common Stock					9,237	87
Total Canada					$9,237	$87
Germany - 0.0%
Common Stock - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering		08/17/16	1,399,556	$—	$—	(7) (8) (10) (11)
Total Common Stock					—	—
Preferred Stock - 0.0%
Kawa Solar Holdings Limited	Construction & Engineering	8.00% PIK	10/25/16	96,048	$778	$—	(7) (8) (10) (13)
Total Preferred Stock					778	—
Total Germany					$778	$—
Singapore - 0.0%
Common Stock - 0.0%
Conergy Asia & ME Pte. LTD.	Construction & Engineering		01/11/21	3,126,780	$5,300	$—	(7) (8) (10) (11)
Total Common Stock					5,300	—
Total Singapore					$5,300	$—
United States - 4.5%
Common Stock - 2.4%
VisionSafe Parent, LLC	Aerospace & Defense		04/19/24	610	$610	$702	(6) (8) (11)
Thrasio, LLC	Broadline Retail		06/18/24	252,754	—	—	(6) (8) (10) (11)
Elah Holdings, Inc.	Capital Markets		05/09/18	111,650	5,238	5,396	(6) (8) (10) (11)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services		04/26/24	2,116,564	2,117	1,820	(6) (8) (10) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		07/06/22	1,100	1,100	1,731	(6) (8) (10) (11)
Whitewater Holding Company LLC	Diversified Consumer Services		12/21/21	23,400	2,340	2,038	(6) (8) (11)
Iracore International Holdings, Inc.	Energy Equipment & Services		04/13/17	28,898	7,003	3,949	(8) (10) (11)
Streamland Media Holdings LLC	Entertainment		03/31/25	159,126	6,393	6,394	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		03/29/24	731,038	—	—	(8) (10) (11)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services		05/31/23	1,293	—	—	(8) (11)
Total Vision LLC	Health Care Providers & Services		07/15/21	122,571	2,270	442	(6) (8) (11)
MedeAnalytics, Inc.	Health Care Technology		04/21/23	9	—	—	(6) (8) (10) (11)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		08/11/21	3,355	3,406	1,851	(6) (8) (11)
Pluralsight, Inc.	Professional Services		08/22/24	4,836,698	13,167	12,479	(6) (8) (10) (11)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		03/10/21	29,326	2,933	51	(6) (8) (11)
Total Common Stock					46,577	36,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(5)	Industry(2)	Initial Acquisition Date(17)	Shares(4)	Cost	Fair Value	Footnotes
Preferred Stock - 2.1%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (8) (11)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (8) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	10/02/24	759	100	111	(6) (8) (11)
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(8) (10) (11)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(6) (8) (10) (11) (18)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	17,271	(6) (8) (11)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	10,597	10,332	14,589	(6) (8) (11)
Total Preferred Stock				34,735	31,971
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(6) (8) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(6) (8) (11)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(6) (8) (11)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	461	(6) (8) (11)
Total Warrants				1,849	461
Total United States				$83,161	$69,285
Total Equity Securities				$98,476	$69,372
Total Investments - 218.7%				$3,555,486	$3,384,669
Investments in Affiliated Money Market Fund - 0.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares			29,241	$29	$29	(19) (20)
Total Investments in Affiliated Money Market Fund				29	29
Total Investments and Investments in Affiliated Money Market Fund - 218.7%				$3,555,515	$3,384,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, 3 month E was 2.34%, 6 month E was 2.34%, 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.19%, 3 month SN was 4.46%, 3 month C was 2.66%, 3 month N was 4.57%, 1 month B was 4.10% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or “USD”) unless otherwise noted, Euros (“EUR”), Great British Pounds (“GBP”), Norwegian Kroner (“NOK”), Canadian Dollars (“CAD”) or Australian Dollars (“AUD”).
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $215,578 or 6.2% of the Company’s total assets.
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
(11)
Non-income producing security.
(12)
The Company is in discussions with the investment to exit or restructure the position.
(13)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $2,989 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2025, the interest rate in effect for the secured borrowing was 16.58% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies".
(17)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $69,285 or 4.5% of the Company's net assets. The initial acquisition dates have been included for such securities.
(18)
Share amount rounds to less than 1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of March 31, 2025 is 4.25%.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	$(127)
				$(127)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except share and per share amounts)

Investment(1)(5)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Northstar Acquisition HoldCo, LLC (dba n2y)	Software		S + 4.75%	05/03/29		$4,201	$(18)	$(21)	(6) (7) (8) (9)
Northstar Acquisition HoldCo, LLC (dba n2y)	Software	9.45%	SN + 4.75%	05/03/29	GBP	2,139	2,682	2,665	(6) (7) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28		13,814	13,554	13,814	(6) (8)
Onyx CenterSource, Inc.	Software	11.24%	S + 6.50%	12/15/28		1,047	330	349	(6) (8) (9)
Pioneer Buyer I, LLC	Software	10.83%	S + 6.50%	11/01/28		30,524	30,239	30,448	(6) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27		4,300	(41)	(11)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software	9.61%	S + 5.25% (Incl. 2.75% PIK)	09/01/31		35,955	35,612	35,595	(6) (8)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		10,274	(49)	(103)	(6) (8) (9)
Rocky Debt Merger Sub, LLC (dba NContracts)	Software		S + 5.25% (Incl. 2.75% PIK)	09/01/31		4,110	(39)	(41)	(6) (8) (9)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28		34,387	34,119	34,387	(6) (8)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28		4,806	4,518	4,554	(6) (8) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.33%	S + 5.00%	12/17/31		12,197	12,075	12,075	(6)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		3,030	(15)	(15)	(6) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		1,515	(15)	(15)	(6) (9)
Singlewire Software, LLC	Software	9.58%	S + 5.25%	05/10/29		697	679	690	(6) (8)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29		129	(3)	(1)	(6) (8) (9)
Smarsh, Inc.	Software	10.08%	S + 5.75%	02/16/29		26,667	26,488	26,533	(8)
Smarsh, Inc.	Software	10.08%	S + 5.75%	02/16/29		6,667	3,300	3,300	(8) (9)
Smarsh, Inc.	Software	10.11%	S + 5.75%	02/16/29		1,667	657	658	(8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.08%	S + 4.75%	07/02/29		53,223	52,624	52,690	(6) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.08%	S + 4.75%	07/02/29		7,398	2,964	2,963	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.08%	S + 4.75%	06/02/31		17,074	16,913	16,903	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.16%	S + 4.75%	06/02/31		9,327	3,580	3,548	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30		2,178	(20)	(22)	(6) (8) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.58%	S + 6.25%	09/29/27		5,692	5,597	5,635	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30		16,432	16,074	16,267	(6) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30		12,986	8,962	9,080	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		25,513	25,167	23,982	(6) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.59%	S + 5.50%	12/31/29		2,988	378	239	(6) (8) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.83%	S + 5.50%	12/31/29		1,795	187	93	(6) (8) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.33%	S + 5.00% (Incl. 1.75% PIK)	04/09/30		43,325	43,255	43,108	(6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30		3,059	(3)	(15)	(6) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.58%	S + 5.25%	06/23/31		5,985	5,900	5,925	(6) (8)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.89%	S + 5.25%	06/23/31		3,333	301	293	(6) (8) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30		667	(9)	(7)	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							3,197,401	3,078,970
1st Lien/Last-Out Unitranche (10) - 10.5%
Doxim, Inc.	Financial Services	10.86%	S + 6.40%	06/01/26		$38,967	$38,516	$37,506	(6) (8)
Doxim, Inc.	Financial Services	11.21%	S + 6.75%	06/01/26		24,250	24,063	23,341	(6) (8)

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
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor (“E”), SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 3 month E was 2.71%, 1 month S was 4.33%, 3 month S was 4.31%, 6 month S was 4.25%, 3 month SN was 4.70%, 1 month C was 3.28%, 3 month C was 3.15%, 3 month N was 4.68%, 1 month B was 4.32% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, EUR, GBP, NOK, CAD or AUD.
(5)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the SEC. See Note 3 “Significant Agreements and Related Party Transactions”.
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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $2,920 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the interest rate in effect for the secured borrowing was 16.75% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
(17)
Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $65,833 or 4.2% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.
ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with The Goldman Sachs Group, Inc. (“GS Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act. Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation. In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 27, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Prepayment premiums	$142	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,715	$2,136

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three months ended March 31, 2025 and 2024 was $805 and $1,323. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.6% and 1.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.5% and 2.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the “Valuation Designee”) designated by the board of directors of the Company (the “Board of Directors” or the “Board”), pursuant to Rule 2a-5 under the Investment Company Act.

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

(3)
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (the “VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. The VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of March 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $82,759 and $61,795. Foreign currency of $5,065 and $4,969 (acquisition costs of $5,031 and $5,076) is included in cash as of March 31, 2025 and December 31, 2024.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2013. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing its required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2025 and 2024, the Company accrued excise taxes of $1,307 and $1,074. As of March 31, 2025, $1,580 of accrued excise taxes remained payable.

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

The Company has a voluntary dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional shares. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the amount of cash that the stockholders would have received if they had elected to receive the distributions in cash (or the fair market value of the shares received through the plan, if the Company issues additional shares with a fair market value equal to or greater than net asset value); however, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. has opted out of the DRIP, and GS & Co. also opted out of the DRIP in respect of shares of the Company’s common stock acquired through any 10b5-1 plan.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in net assets from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, Management Fees amounted to $8,681 and $8,732. As of March 31, 2025, $8,681 remained payable.

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

•
100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, referred to as the “Catch-up Amount,” determined as the sum of 2.1875% for the periods through December 31, 2024 and 2.12% for the periods after December 31, 2024, multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and
•
20% of the Ordinary Income for the periods through December 31, 2024 and 17.5% of Ordinary Income for the periods after December 31, 2024 that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

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

The Incentive Fee based on income that is paid to the Investment Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) the sum of 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters through December 31, 2024 and 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters after December 31, 2024, minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

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

For the three months ended March 31, 2025 and 2024, Incentive Fees based on income amounted to $6,804 and $10,882. As of March 31, 2025, $6,804 remained payable.

ii. Annual Incentive Fee Based on Capital Gains

The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each Annual Period, the Company pays the Investment Adviser an amount equal to (A) 20% for the periods through December 31, 2024 and 17.5% for the periods after December 31, 2024 of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from April 1, 2013 until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to the Investment Adviser from April 1, 2013. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A) above.

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

For the three months ended March 31, 2025 and 2024, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $525 and $512. As of March 31, 2025, $525 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $7 and $7. As of March 31, 2025, $4 remained payable.

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

As of March 31, 2025 and December 31, 2024, there was no 10b5-1 stock repurchase plan in effect. Any repurchase by the Company of its common stock under any 10b5-1 plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market.

Affiliates

GS Group Inc. owned 5.5% as of March 31, 2025 and 5.5% as of December 31, 2024 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$25,238	$177,479	$(202,688)	$—	$—	$29	$173
ABC Investment Holdco Inc. (dba ABC Plumbing)	11,551	517	(21)	—	(308)	11,739	277
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,015	—	—	—	(1,579)	5,436	51
Kawa Solar Holdings Limited	741	—	—	—	(24)	717	—
MedeAnalytics, Inc.	156	—	—	—	3	159	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	21,130	2,211	(1,604)	—	(67)	21,670	578
Thrasio, LLC	17,738	188	—	—	(210)	17,716	181
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	814	20	—	—	(74)	760	27
Pluralsight, Inc.	42,214	385	—	—	(742)	41,857	839
Total Non-Controlled Affiliates	$131,993	$180,800	$(204,313)	$(22,902)	$19,901	$105,479	$2,126
Total Affiliates	$131,993	$180,800	$(204,313)	$(22,902)	$19,901	$105,479	$2,126

For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,318,734	$(1,293,496)	$—	$—	$25,238	$1,380
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,883	(302)	—	(30)	11,551	713
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	(859)	—	(1,227)	7,015	807
Kawa Solar Holdings Limited	1,073	—	—	—	(332)	741	—
MedeAnalytics, Inc.	146	—	—	—	10	156	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,607	(602)	—	(19)	21,130	2,184
Thrasio, LLC	—	17,028	—	—	710	17,738	332
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	955	—	—	(141)	814	85
Pluralsight, Inc.	—	41,716	—	—	498	42,214	524
Total Non-Controlled Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345
Total Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $1,168 and $1,088 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,183,070	$3,068,478	$3,301,746	$3,179,820
1st Lien/Last-Out Unitranche	185,500	183,175	168,709	165,905
2nd Lien/Senior Secured Debt	49,314	46,600	57,161	46,786
Unsecured Debt	39,126	17,044	39,124	16,790
Preferred Stock	35,513	31,971	35,513	31,246
Common Stock	61,114	36,940	69,480	34,290
Warrants	1,849	461	1,849	421
Total	$3,555,486	$3,384,669	$3,673,582	$3,475,258

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value		Net Assets
Software	20.7%	45.2%	19.5%		43.0%
Health Care Providers & Services	10.3	22.4	10.5		23.2
Financial Services	10.2	22.3	9.4		20.8
Professional Services	9.3	20.4	9.1		20.0
Health Care Technology	7.5	16.5	7.3		16.1
Diversified Consumer Services	6.3	13.8	6.4		13.9
Commercial Services & Supplies	5.2	11.3	4.9		10.7
Real Estate Mgmt. & Development	4.1	9.1	4.0		8.9
IT Services	4.1	8.9	4.9		10.9
Trading Companies & Distributors	3.0	6.5	2.8		6.3
Health Care Equipment & Supplies	2.8	6.1	2.7		6.0
Chemicals	2.6	5.7	2.5		5.6
Entertainment	2.0	4.4	1.9		4.2
Wireless Telecommunication Services	1.6	3.5	1.2		2.8
Independent Power and Renewable Electricity Producers	1.5	3.2	1.4		3.2
Containers & Packaging	1.3	2.8	1.3		2.8
Machinery	1.1	2.4	1.0		2.3
Interactive Media & Services	0.8	1.7	2.0		4.5
Construction & Engineering	0.7	1.5	0.6		1.3
Specialty Retail	0.6	1.4	0.6		1.3
Beverages	0.5	1.2	0.5		1.1
Broadline Retail	0.5	1.1	0.5		1.1
Pharmaceuticals	0.5	1.1	0.5		1.1
Automobile Components	0.5	1.1	0.6		1.3
Food Products	0.3	0.7	0.3		0.7
Aerospace & Defense	0.3	0.7	0.3		0.7
Media	0.3	0.7	0.3		0.7
Hotels, Restaurants & Leisure	0.3	0.6	1.9		4.2
Building Products	0.2	0.5	0.2		0.3
Textiles, Apparel & Luxury Goods	0.2	0.4	0.2		0.4
Energy Equipment & Services	0.2	0.4	0.2		0.4
Capital Markets	0.2	0.3	0.2		0.4
Leisure Products	0.1	0.3	0.1		0.3
Consumer Staples Distribution & Retail	0.1	0.3	0.1		0.3
Communications Equipment	0.1	0.2	0.1		0.2
Insurance(1)	—	—	—		—
Electrical Equipment(1)	—	—	—		—
Oil, Gas & Consumable Fuels(1)	—	—	—		—
Distributors	—	—	—	(1)	—	(1)
Total	100.0%	218.7%	100.0%		221.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2025	December 31, 2024
United States	97.0%	97.1%
Canada	2.1	2.0
United Kingdom	0.9	0.9
Germany(1)	—	—
Singapore(1)	—	—
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,744,682	Discounted cash flows	Discount Rate	7.6% - 25.6%	10.8%
	$717	Collateral analysis	Recovery Rate	—	18.3%
	$37,656	Comparable multiples	EV/EBITDA(6)	6.5x - 10.0x	6.6x
	$159	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$183,175	Discounted cash flows	Discount Rate	8.5% - 13.3%	12.3%
2nd Lien/Senior Secured Debt	$18,269	Discounted cash flows	Discount Rate	14.3% - 21.5%	19.1%
	$28,331	Comparable multiples	EV/EBITDA(6)	3.2x - 9.0x	5.4x
Unsecured Debt	$16,307	Discounted cash flows	Discount Rate	11.2% - 17.3%	14.6%
	$737	Comparable multiples	EV/EBITDA(6)	—	7.0x
Equity
Preferred Stock	$14,700	Comparable multiples	EV/EBITDA(6)	13.0x - 21.0x	20.9x
	$17,271	Comparable multiples	EV/Revenue	—	4.4x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	28.4%
	$10,733	Comparable multiples	EV/EBITDA(6)	4.5x - 13.5x	8.9x
	$20,724	Comparable multiples	EV/Revenue	0.8x - 8.5x	2.0x
Warrants	$461	Comparable multiples	EV/Revenue	—	4.4x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,808,914	Discounted cash flows	Discount Rate	7.7% - 33.0%	11.4%
	$25,157	Collateral analysis	Recovery Rate	17.5% - 100.0%	96.2%
	$1,178	Comparable multiples	EV/EBITDA(6)	—	6.7x
	$58,976	Comparable multiples	EV/Revenue	0.4x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$165,905	Discounted cash flows	Discount Rate	8.8% - 13.6%	12.6%
2nd Lien/Senior Secured Debt	$37,297	Discounted cash flows	Discount Rate	13.2% - 23.0%	20.5%
	$9,489	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	8.9x
Unsecured Debt	$16,204	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
	$586	Comparable multiples	EV/EBITDA(6)	—	7.3x
Equity
Preferred Stock	$14,320	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	$16,926	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.0%
	$13,209	Comparable multiples	EV/EBITDA(6)	4.5x - 13.5x	8.5x
	$15,561	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$421	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of March 31, 2025, included within the fair value of Level 3 assets of $3,345,847 is an amount of $246,529 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,962,433 or 90.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$38,735	$3,029,743	$3,068,478	$—	$43,137	$3,136,683	$3,179,820
1st Lien/Last-Out Unitranche	—	—	183,175	183,175	—	—	165,905	165,905
2nd Lien/Senior Secured Debt	—	—	46,600	46,600	—	—	46,786	46,786
Unsecured Debt	—	—	17,044	17,044	—	—	16,790	16,790
Preferred Stock	—	—	31,971	31,971	—	—	31,246	31,246
Common Stock	87	—	36,853	36,940	124	—	34,166	34,290
Warrants	—	—	461	461	—	—	421	421
Affiliated Money Market Fund	29	—	—	29	25,238	—	—	25,238
Total Assets	$116	$38,735	$3,345,847	$3,384,698	$25,362	$43,137	$3,431,997	$3,500,496
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(127)	$—	$(127)	$—	$(38)	$—	$(38)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$3,136,683	$168,013	$(20,682)	$7,078	$(266,172)	$4,823	$—	$—	$3,029,743	$(11,362)
1st Lien/Last-Out Unitranche	165,905	16,670	—	478	(103)	225	—	—	183,175	479
2nd Lien/Senior Secured Debt	46,786	1,223	(9,031)	7,661	—	(39)	—	—	46,600	(1,370)
Unsecured Debt	16,790	—	—	252	—	2	—	—	17,044	252
Preferred Stock	31,246	—	—	725	—	—	—	—	31,971	725
Common Stock	34,166	6,393	(14,759)	11,053	—	—	—	—	36,853	(3,706)
Warrants	421	—	—	40	—	—	—	—	461	40
Total Assets	$3,431,997	$192,299	$(44,472)	$27,287	$(266,275)	$5,011	$—	$—	$3,345,847	$(14,942)
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$3,036,965	$194,044	$(17,646)	$3,536	$(129,587)	$5,103	$35,222	$(27,821)	$3,099,816	$(7,715)
1st Lien/Last-Out Unitranche	144,743	12,908	—	767	(103)	199	—	—	158,514	767
2nd Lien/Senior Secured Debt	66,562	5,060	—	1,042	(40,129)	1,101	—	—	33,636	1,999
Unsecured Debt	27,314	1,596	—	(8,010)	—	(350)	—	—	20,550	(8,010)
Preferred Stock	37,296	124	—	582	—	—	—	—	38,002	582
Common Stock	30,511	—	658	(779)	(4,087)	—	—	—	26,303	(86)
Warrants	244	—	—	3	—	—	—	—	247	3
Total Assets	$3,343,635	$213,732	$(16,988)	$(2,859)	$(173,906)	$6,053	$35,222	$(27,821)	$3,377,068	$(12,460)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2025	December 31, 2024
Revolving Credit Facility	3	$974,925	$674,628
2025 Notes	2	$—	$359,028
2026 Notes	2	$493,150	$489,250
2027 Notes	2	$410,000	$409,520

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 182% and 181%.

The Company’s outstanding debt was as follows:

	As of
	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$720,075	$974,925	$1,695,000	$1,019,992	$674,628
2025 Notes	—	—	—	360,000	—	359,845
2026 Notes	500,000	—	498,482	500,000	—	498,010
2027 Notes	400,000	—	394,647	400,000	—	393,969
Total Debt	$2,595,000	$720,075	$1,868,054	$2,955,000	$1,019,992	$1,926,452

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $925,674, in EUR of EUR 10,500, in GBP of GBP 18,950, in CAD of CAD 8,520 and in AUD of AUD 12,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $626,674, in EUR of EUR 10,500, in GBP of GBP 18,950, in CAD of CAD 8,520 and in AUD of AUD 12,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 was 5.29% and for the year ended December 31, 2024 was 5.28%. The combined average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 was $1,951,971 and for the year ended December 31, 2024 was $1,915,158.

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

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple SONIA plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, (i) in the case of borrowings denominated in GBP only, an additional 0.1193% credit adjustment spread, and (ii) in the case of borrowings denominated in CAD only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. With respect to borrowings denominated in USD, the Company may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders, which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders, will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2025, the Company was in compliance with these covenants.

Costs of $33,499 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, the unamortized deferred financing costs were $11,091 and $11,897.

The following table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$14,009	$16,698
Facility fees	753	743
Amortization of financing costs	806	803
Total	$15,568	$18,244
Weighted average interest rate	6.37%	7.36%
Average outstanding balance	$891,971	$912,596

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.75% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bore interest at a rate of 3.75% per year, payable semi-annually. The 2025 Notes matured and were fully repaid on February 10, 2025, in accordance with their terms, using proceeds from the Revolving Credit Facility.

The following table presents the components of the carrying value of the 2025 Notes:

	March 31, 2025	December 31, 2024
Principal amount of debt	$—	$360,000
Unamortized debt issuance costs	—	155
Carrying Value	$—	$359,845

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$1,463	$3,375
Amortization of debt issuance costs	155	344
Total	$1,618	$3,719

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

The following table presents the components of the carrying value of the 2026 Notes:

	March 31, 2025	December 31, 2024
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	1,518	1,990
Carrying Value	$498,482	$498,010

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$3,594	$3,594
Amortization of debt issuance costs	472	476
Total	$4,066	$4,070

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

The following table presents the components of the carrying value of the 2027 Notes:

	March 31, 2025	December 31, 2024
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	5,353	6,031
Carrying Value	$394,647	$393,969

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$6,375	$1,417
Amortization of debt issuance costs	678	164
Total	$7,053	$1,581

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

For the three months ended March 31, 2025 and 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $2,661 and $7,749.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	March 31, 2025	December 31, 2024
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(127)	(38)
Net Amount of Assets or (Liabilities)	$(127)	$(38)
Collateral (Received) Pledged (1)	—	38
Net Amounts (2)	$(127)	$—

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(89)	145
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(89)	$145

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,260	$1,260
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	2,647	3,152
Admiral Buyer, Inc. (dba Fidelity Payment Services)	4,114	3,555
AI Titan Parent, Inc. (dba Prometheus)	2,329	2,329
Airwavz Solutions, Inc.	4,413	—
AQ Helios Buyer, Inc. (dba SurePoint)	3,989	8,308
AQ Sunshine, Inc. (dba Relation Insurance)	252	271
Ark Data Centers, LLC	6,350	6,500
Arrow Buyer, Inc. (dba Archer Technologies)	487	487
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
ASM Buyer, Inc.	1,035	1,400
Assembly Intermediate LLC	4,399	4,399
ATX Networks Corp.	361	361
Aurora Acquireco, Inc. (dba AuditBoard)	400	400
Bayside Opco, LLC (dba Pro-PT)	415	415
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	1,038
Buffalo Merger Sub, LLC (dba Oliver Packaging)	5,208	5,208
Bullhorn, Inc.	1,344	1,344
Businessolver.com, Inc.	2,068	2,068
Celero Commerce LLC	1,205	—
Charger Debt Merger Sub, LLC (dba Classic Collision)	6,626	7,864
Checkmate Finance Merger Sub, LLC	3,140	3,140
Chronicle Bidco Inc. (dba Lexitas)	29,714	30,522
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	2,830	2,760
Circustrix Holdings, LLC (dba SkyZone)	108	108
CivicPlus LLC	1,217	1,217
Clearcourse Partnership Acquireco Finance Limited	4,418	4,282
Coding Solutions Acquisition, Inc. (dba CorroHealth)	382	382
Computer Services, Inc.	14,830	14,830
CorePower Yoga LLC	1,687	682
Coretrust Purchasing Group LLC	4,953	4,953
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Buyer Company (dba Intoxalock)	86	86
Diligent Corporation	21,036	21,036
Eagle Family Foods Group Holdings, LLC	101	101
Easy Mile Fitness, LLC	1,263	1,624
Elemica Parent, Inc.	62	—
Engage2Excel, Inc.	38	23
ESO Solutions, Inc.	869	1,086
Experity, Inc.	81	67
Formulations Parent Corporation (dba Chase Corp)	835	835
Frontgrade Technologies Holdings Inc.	250	250
Frontline Road Safety Operations, LLC	1,569	—
Fullsteam Operations LLC	24,842	38,708
Gainsight, Inc.	2,736	2,736
Geotechnical Merger Sub, Inc.	270	307
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880

	Unfunded Commitment Balances(1)
	March 31, 2025	December 31, 2024
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$1,924	$1,924
Governmentjobs.com, Inc. (dba NeoGov)	21,273	21,273
GPS Phoenix Buyer, Inc. (dba Guidepoint)	1,588	1,588
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,819	3,819
Hamilton Thorne, Inc.	5,128	5,128
Harrington Industrial Plastics, LLC	3,776	3,776
HealthEdge Software, Inc.	1,682	1,682
Helios Buyer, Inc. (dba Heartland)	1,519	1,747
Highfive Dental Holdco, LLC	313	313
Honor HN Buyer, Inc	12,452	12,452
iCIMS, Inc.	3,737	3,359
Intelligent Medical Objects, Inc.	1,490	1,445
iWave Information Systems, Inc.	438	438
Kene Acquisition, Inc. (dba Entrust)	5,039	5,039
KPA Parent Holdings, Inc.	191	—
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	8	12
LS Clinical Services Holdings, Inc (dba CATO)	408	440
Mandrake Bidco, Inc. (dba Miratech)	138	138
NAVEX TopCo, Inc.	810	810
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,804	4,164
NFM & J, L.P. (dba the Facilities Group)	2,319	2,992
Northstar Acquisition HoldCo, LLC (dba n2y)	4,447	4,447
Onyx CenterSource, Inc.	70	698
PDDS Holdco, Inc. (dba Planet DDS)	4,559	6,156
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	8,464
Precinmac, LP	5,563	5,581
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	1,875
Prophix Software Inc. (dba Pound Bidco)	1,582	1,703
PT Intermediate Holdings III, LLC (dba Parts Town)	3,059	3,059
QBS Parent, Inc. (dba Quorum Software)	2,725	1,910
Recochem, Inc	2,169	2,029
Recorded Books Inc. (dba RBMedia)	267	749
Riverpoint Medical, LLC	3,626	3,275
Rock Star Mergersub LLC (dba Triumvirate Environmental)	8,508	8,570
Rocky Debt Merger Sub, LLC (dba NContracts)	14,384	14,384
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	6,330	7,069
Rubrik, Inc.	252	252
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
Singlewire Software, LLC	129	129
Smarsh, Inc.	11,000	4,333
Sonar Acquisitionco, Inc. (dba SimPRO)	9,811	9,811
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,640	17,279
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	270	279
SpendMend, LLC	4,351	4,454
Splash Car Wash, Inc.	370	—
Spotless Brands, LLC	356	433
Streamland Media Midco LLC	2,387	—
Sundance Group Holdings, Inc. (dba NetDocuments)	4,603	4,361
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,277	3,498
Superior Environmental Solutions	2,676	2,676
Superman Holdings, LLC (dba Foundation Software)	2,667	4,794
Sweep Purchaser LLC	4,541	4,541
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	228	913
Total Vision LLC	1,270	1,270
Tropical Bidco, LLC (dba Tropical Cheese)	1,576	1,395
Trystar, LLC	349	349
United Flow Technologies Intermediate Holdco II, LLC	1,487	3,673
US Signal Company, LLC	2,105	3,158
USA DeBusk, LLC	3,218	3,772
USN Opco LLC (dba Global Nephrology Solutions)	3,023	2,118
Valet Waste Holdings, Inc. (dba Valet Living)	3,572	3,477

	Unfunded Commitment Balances(1)
	March 31, 2025	December 31, 2024
Vamos Bidco, Inc. (dba VIP)	$8,784	$—
VASA Fitness Buyer, Inc.	357	357
VisionSafe Holdings, Inc.	1,219	1,219
Volt Bidco, Inc. (dba Power Factors)	4,073	4,753
VRC Companies, LLC (dba Vital Records Control)	2,613	9,709
WebPT, Inc.	785	1,234
Wellness AcquisitionCo, Inc. (dba SPINS)	1,114	4,800
Westwood Professional Services Inc.	3,744	3,744
Whitewater Holding Company LLC	8,623	2,340
Xactly Corporation	3,874	3,874
Zarya Intermediate, LLC (dba iOFFICE)	7,987	7,987
Zeus Company, Inc.	6,395	6,395
Acquia, Inc.	—	1,438
Capitol Imaging Acquisition Corp.	—	180
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	1,524
Kaseya Inc.	—	1,643
Total 1st Lien/Senior Secured Debt	$464,941	$479,238

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,210	$1,852
EIP Consolidated, LLC (dba Everest Infrastructure)	1,000	1,000
K2 Towers III, LLC	714	714
Skyway Towers Intermediate LLC	2,900	3,150
Tarpon Towers II LLC	3,769	4,313
Thor FinanceCo LLC (dba Harmoni Towers)	978	1,144
Towerco IV Holdings, LLC	676	785
Total 1st Lien/Last-Out Unitranche	$11,247	$12,958
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$770
Total 2nd Lien/Senior Secured Debt	$770	$770
Total	$476,958	$492,966

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

On November 15, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among the Company, GSAM and Truist Securities Inc. (“Truist”).

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Gross Proceeds	$—	$36,935
Underwriting/Offering Expenses	—	(900)
Net Proceeds	$—	$36,035
Number of Shares Issued	—	2,420,635
Average Sales Price per Share	$—	$15.26

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
For the Three Months Ended March 31, 2024
February 21, 2024 (Base)	March 28, 2024	April 26, 2024	$0.45	119,858

* In accordance with the Company’s DRIP, shares were purchased in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in net assets from operations	$31,553	$42,452
Weighted average shares outstanding	117,297,222	110,076,876
Basic and diluted earnings (loss) per share	$0.27	$0.39

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Share Data:(1)
NAV, beginning of period	$13.41	$14.62
Net investment income	0.42	0.55
Net realized and unrealized gains (losses)(2)	(0.15)	(0.18)
Income tax provision, realized and unrealized gains(3)	—	—
Net increase (decrease) in net assets from operations	0.27	0.37
Issuance of common stock, net of underwriting and offering costs	—	0.01
Distributions to common stockholders	(0.48)	(0.45)
Total increase (decrease) in net assets	(0.21)	(0.07)
NAV, end of period	$13.20	$14.55
Market price, end of period	$11.63	$14.98
Shares outstanding, end of period	117,297,222	112,103,346
Weighted average shares outstanding	117,297,222	110,076,876
Total return based on NAV(4)	2.83%	2.53%
Total return based on market value(5)	0.40%	5.34%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,547,950	$1,631,606
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.18%	3.05%
Ratio of interest and other debt expenses to average net assets	7.36%	6.92%
Ratio of net incentive fees to average net assets	1.77%	2.73%
Ratio of total expenses to average net assets	12.31%	12.70%
Ratio of net investment income to average net assets	12.90%	15.25%
Portfolio turnover	5%	5%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period that the shares were outstanding, except for distributions recorded, which reflects the actual amount per share for the applicable period.
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

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

On May 7, 2025, the Board of Directors declared (i) a quarterly base distribution of $0.32 per share and (ii) a special distribution of $0.16 per share, each payable on or about July 28, 2025 to holders of record as of June 30, 2025. In addition, the Board declared a quarterly supplemental distribution of $0.05 per share payable on or about June 13, 2025 to holders of record as of May 30, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2025, we originated approximately $8.77 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, our 2.875% Notes due 2026 (the “2026 Notes”) and our 6.375% Notes due 2027 (the “2027 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,183.07	$3,068.48	$3,301.75	$3,179.82
First Lien/Last-Out Unitranche	185.50	183.18	168.71	165.90
Second Lien/Senior Secured Debt	49.32	46.60	57.16	46.79
Unsecured Debt	39.13	17.04	39.12	16.79
Preferred Stock	35.51	31.97	35.51	31.25
Common Stock	61.11	36.94	69.48	34.29
Warrants	1.85	0.46	1.85	0.42
Total Investments	$3,555.49	$3,384.67	$3,673.58	$3,475.26

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.3%	11.5%	10.6%	13.8%
First Lien/Last-Out Unitranche(2) (3)	12.1	13.3	12.1	13.4
Second Lien/Senior Secured Debt(2)	7.9	7.0	12.7	16.1
Unsecured Debt(2)	3.9	8.9	3.9	9.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.0%	11.3%	10.1%	13.2%

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

As of March 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 10.0% and 11.3%, as compared to 10.1% and 13.2% as of December 31, 2024. The decrease in the total portfolio weighted average yield at fair value was primarily due to MPI Engineered Technologies, LLC being placed on non-accrual status and the restructuring of Streamland Midco LLC. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at fair value was driven by the restructuring of Streamland Midco LLC. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status, partially offset by the exit of Animal Supply Intermediate, LLC. The decrease in weighted average yield at fair value was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	163	164
Percentage of performing debt bearing a floating rate(1)	100.0%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	10.8%	11.2%
Weighted average yield on debt and income producing investments, at fair value(3)	11.8%	14.1%
Weighted average leverage (net debt/EBITDA)(4)	5.8x	6.2x
Weighted average interest coverage(4)	1.9x	1.8x
Median EBITDA(4)	$67.56 million	$66.14 million
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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 21.9% and 20.5% of total debt investments.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$48.70	1.4%	$—	—%
Grade 2	3,172.60	93.8	3,238.74	93.2
Grade 3	98.24	2.9	181.92	5.2
Grade 4	65.13	1.9	54.60	1.6
Total Investments	$3,384.67	100.0%	$3,475.26	100.0%

The increase in investments with a Grade 1 investment performance rating was driven by investments with an aggregate fair value of $48.70 million being upgraded from a Grade 2 investment performance rating due to potential exits. The decrease in investments with a Grade 3 investment performance rating was primarily driven by the exit of an investment with a fair value of $36.92 million, the restructuring of an investment with a fair value of $27.88 million and an investment with a fair value of $16.97 million being downgraded from a Grade 3 investment performance rating to a Grade 4 investment performance rating due to financial underperformance. The increase in investments with a Grade 4 investment performance rating was primarily driven by an investment with a fair value of $16.97 million being downgraded from a Grade 3 investment performance rating to a Grade 4 investment performance rating as mentioned above, partially offset by further markdowns on other investments with Grade 4 performance ratings.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,391.86	95.4%	$3,508.72	95.5%
Non-accrual	163.63	4.6	164.86	4.5
Total Investments	$3,555.49	100.0%	$3,673.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$87.92	$345.37
First Lien/Last-Out Unitranche	—	14.85
Total	$87.92	$360.22
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$179.41	$71.42
First Lien/Last-Out Unitranche	0.10	0.10
Second Lien/Senior Secured Debt	—	40.13
Common Stock	—	4.09
Total	$179.51	$115.74
Net increase (decrease) in portfolio	$(91.59)	$244.48
Number of new portfolio companies with new investment commitments	6	7
Total new investment commitment amount in new portfolio companies	$51.19	$203.71
Average new investment commitment amount in new portfolio companies	$8.53	$29.10
Number of existing portfolio companies with new investment commitments	8	13
Total new investment commitment amount in existing portfolio companies	$36.73	$156.51
Weighted average remaining term for new investment commitments (in years)(2)	4.9	5.8
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.9%	11.5%
Weighted average yield on new investment commitments(5)	9.9%	11.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.9%	12.6%
Weighted average yield on investments sold or repaid(7)	11.9%	12.2%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Total investment income	$96.94	$111.54
Net expenses	46.00	49.60
Net investment income before taxes	50.94	61.94
Income tax expense, including excise tax	1.33	1.08
Net investment income after taxes	49.61	60.86
Net realized gain (loss) on investments	(44.47)	(16.99)
Net unrealized appreciation (depreciation) on investments	27.49	(3.07)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(1.01)	1.68
Net realized and unrealized gains (losses)	(17.99)	(18.38)
Income tax (provision) benefit for realized and unrealized gains	(0.07)	(0.03)
Net increase (decrease) in net assets from operations	$31.55	$42.45

Net increase in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

On October 12, 2020, we completed our Merger with GS MMLC. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, we marked the investments to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on our Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The Purchase Discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

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

	For the Three Months Ended
	March 31, 2025		March 31, 2024
	($ in millions)
Net investment income after taxes	$49.61		$60.86
Less: Purchase Discount amortization	0.80		1.32
Adjusted net investment income after taxes	$48.81		$59.54

Net realized and unrealized gains (losses)	$(17.99)		$(18.38)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(0.80)		(1.43)
Less: Realized gain (loss) due to the Purchase Discount	—	(1)	0.11
Adjusted net realized and unrealized gains (losses)	$(17.19)		$(17.06)

(1) Amount rounds to less than 0.01.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest	$85.57	$97.57
Payment-in-kind income	10.18	12.70
Other income	1.02	0.86
Dividend income	0.17	0.41
Total Investment Income	$96.94	$111.54

In the table above:

•
Interest income from investments decreased from $97.57 million for the three months ended March 31, 2024 to $85.57 million for the three months ended March 31, 2025, primarily due to placing investments on non-accrual status as a result of underperformance, as well as a decline in base interest rates.
•
PIK income from investments decreased from $12.70 million for the three months ended March 31, 2024 to $10.18 million for the three months ended March 31, 2025. The decrease was due to an investment moving from PIK payment of interest to cash payment, in addition to a PIK earning investment being placed on non-accrual status.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest and other debt expenses	$28.31	$27.61
Incentive fees	6.80	10.88
Management fees	8.68	8.73
Professional fees	0.96	1.11
Directors’ fees	0.21	0.21
Other general and administrative expenses	1.04	1.06
Total Expenses	$46.00	$49.60
Net Expenses	$46.00	$49.60

In the table above:

•
Incentive fees decreased from $10.88 million for the three months ended March 31, 2024 to $6.80 million for the three months ended March 31, 2025. The decrease was driven by the performance of the investment portfolio for the twelve quarters ended March 31, 2025 as compared to the twelve quarters ended March 31, 2024, as well as the change to the Incentive Fee Cap from 20% of the Cumulative Net Return to 17.5% of the Cumulative Net Return for the periods after December 31, 2024. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Other, net	$0.02	$0.50
Country Fresh Holding Company Inc.	(0.89)	—
Animal Supply Intermediate, LLC	(9.03)	—
Animal Supply Holdings, LLC	(13.87)	—
Streamland Media Midco LLC	(20.70)	—
Sweep Purchaser LLC	—	(17.49)
Net Realized Gain (Loss) on Investments	$(44.47)	$(16.99)

For the three months ended March 31, 2025, net realized losses were primarily driven by the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC, which resulted in a realized loss of $22.90 million, as well as the restructuring of Streamland Media Midco LLC, which resulted in a realized loss of $20.70 million.

For the three months ended March 31, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investments in Sweep Purchaser LLC, which resulted in a realized loss of $17.49 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Unrealized appreciation	$49.58	$30.48
Unrealized depreciation	(22.09)	(33.55)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$27.49	$(3.07)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2025
Portfolio Company:	($ in millions)
Streamland Media Midco LLC	$16.22
Animal Supply Holdings, LLC	13.87
Animal Supply Intermediate, LLC	9.03
SPay, Inc. (dba Stack Sports)	2.84
Chase Industries, Inc. (dba Senneca Holdings)	1.61
Clearcourse Partnership Acquireco Finance Limited	0.92
Country Fresh Holding Company Inc.	0.89
Doxim, Inc.	0.53
Hamilton Thorne, Inc.	0.42
Northstar Acquisition HoldCo, LLC (dba n2y)	0.41
Xactly Corporation	(0.39)
MerchantWise Solutions, LLC (dba HungerRush)	(0.44)
Harrington Industrial Plastics, LLC	(0.46)
Pluralsight, Inc.	(0.74)
Total Vision LLC	(0.96)
Other, net(1)	(1.26)
ATX Networks Corp.	(1.43)
Volt Bidco, Inc. (dba Power Factors)	(1.57)
Iracore International Holdings, Inc.	(1.58)
MPI Engineered Technologies, LLC	(3.11)
Lithium Technologies, Inc.	(7.31)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$27.49

(1)
For the three months ended March 31, 2025, Other, net includes gross unrealized appreciation of $2.84 million and gross unrealized depreciation of $(4.10) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investments in Streamland Media Midco LLC and the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC, partially offset by the financial underperformance of Lithium Technologies, Inc.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 182% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We historically paid a distribution to our stockholders on a quarterly basis. On February 26, 2025, we announced that we have a distribution framework that provides a quarterly base distribution declared in the relevant quarter and a variable supplemental distribution declared in the following quarter, subject to satisfaction of certain measurement tests and the approval of our Board.

As a supplement to our financial results reported in accordance with GAAP, we have provided, as detailed below, a non-GAAP financial measure to our financial condition that adjusts the net asset value per share for the supplemental distribution per share. We believe that the adjustment to the net asset value per share for the supplemental distribution is meaningful because it aligns the supplemental distribution to its relevant quarter earnings. Although this non-GAAP financial measure is intended to enhance investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measure may not be comparable to similar non-GAAP financial measures used by other companies.

	March 31, 2025	December 31, 2024
Net asset value per share	$13.20	$13.41
Less: Supplemental distribution per share	0.05	—
Adjusted net asset value per share	$13.15	$13.41

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2025:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2026 Notes	$500.00	$500.00	$—	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
Revolving Credit Facility(1)	$974.93	$—	$—	$974.93	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $925.67 million, in Euros ("EUR") of EUR of 10.50 million, in Great British Pounds ("GBP") of GBP 18.95 million, Canadian Dollars ("CAD") of CAD 8.52 million and Australian Dollars ("AUD") of AUD 12.00 million.

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

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or daily simple Sterling Overnight Index Average (“SONIA”) plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or daily simple SONIA) plus, (i) in the case of borrowings denominated in GBP only, an additional 0.1193% credit adjustment spread, and (ii) in the case of borrowings denominated in CAD only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to certain lenders which hold approximately 87% of total lending commitments, will mature, and all accrued and unpaid interest will be due and payable, on October 18, 2028. Any amounts borrowed under the Revolving Credit Facility with respect to remaining lenders will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2027.

For further details, see Note 6 “Debt—Revolving Credit Facility” to our consolidated financial statements included in this report.

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.75% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bore interest at a rate of 3.75% per year, payable semi-annually in arrears on February 10 and August 10 of each year. The 2025 Notes matured and were fully repaid on February 10, 2025 in accordance with their terms, using proceeds from the Revolving Credit Facility. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$464.94	$479.24
First Lien/Last-Out Unitranche	11.25	12.96
Second Lien/Senior Secured Debt	0.77	0.77
Total	$476.96	$492.97

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”in our consolidated financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

On May 7, 2025, our Board of Directors declared (i) a quarterly base distribution of $0.32 per share and (ii) a special distribution of $0.16 per share, each payable on or about July 28, 2025 to holders of record as of June 30, 2025. In addition, our Board declared a quarterly supplemental distribution of $0.05 per share, payable on or about June 13, 2025 to holders of record as of May 30, 2025.

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

As of March 31, 2025 and December 31, 2024, on a fair value basis, approximately 0.0% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 100.0% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2026 Notes and 2027 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$78.32	$(27.24)	$51.08
Up 200 basis points	52.21	(18.16)	34.05
Up 100 basis points	26.11	(9.08)	17.03
Up 75 basis points	19.58	(6.81)	12.77
Up 50 basis points	13.05	(4.54)	8.51
Up 25 basis points	6.53	(2.27)	4.26
Down 25 basis points	(6.53)	2.27	(4.26)
Down 50 basis points	(13.05)	4.54	(8.51)
Down 75 basis points	(19.58)	6.81	(12.77)
Down 100 basis points	(26.10)	9.08	(17.02)
Down 200 basis points	(52.13)	18.16	(33.97)
Down 300 basis points	(78.10)	27.24	(50.86)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Third Amended and Restated Investment Management Agreement, dated as of February 27, 2025, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 814-00998), filed on February 27, 2025).

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

GOLDMAN SACHS BDC, INC.

Date: May 8, 2025	/s/ Alex Chi
Alex Chi Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 8, 2025	/s/ David Miller
David Miller Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

Date: May 8, 2025	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)