Form 10-Q
period 2025-06-30
Goldman Sachs BDC, Inc.
filed 2025-08-07
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 6, 2025, there were 114,113,096 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,245,930 and $3,533,627)	$3,161,700	$3,368,503
Non-controlled affiliated investments (cost of $109,957 and $139,955)	102,806	106,755
Total investments, at fair value (cost of $3,355,887 and $3,673,582)	$3,264,506	$3,475,258
Investments in affiliated money market fund (cost of $67 and $25,238)	67	25,238
Cash	108,036	61,795
Interest and dividends receivable	21,079	28,092
Deferred financing costs	14,801	11,897
Other assets	1,749	1,103
Total assets	$3,410,238	$3,603,383
Liabilities
Debt (net of debt issuance costs of $5,709 and $8,176)	$1,797,397	$1,926,452
Interest and other debt expenses payable	15,516	21,289
Management fees payable	8,408	8,780
Incentive fees payable	8,526	6,330
Distribution payable	55,859	52,784
Unrealized depreciation on foreign currency forward contracts	308	38
Secured borrowings	3,060	2,920
Accrued expenses and other liabilities	7,775	12,090
Total liabilities	$1,896,849	$2,030,683
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 116,250,039 and 117,297,222 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	116	117
Paid-in capital in excess of par	1,934,128	1,946,253
Distributable earnings (loss)	(420,855)	(373,670)
Total net assets	$1,513,389	$1,572,700
Total liabilities and net assets	$3,410,238	$3,603,383
Net asset value per share	$13.02	$13.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$81,060	$94,358	$165,264	$191,268
Payment-in-kind income	6,808	11,845	16,433	24,491
Other income	865	776	1,850	1,633
From non-controlled affiliated investments:
Interest income	1,269	834	2,630	1,490
Dividend income	208	770	381	1,182
Payment-in-kind income	711	10	1,267	65
Other income	49	24	85	31
Total investment income	$90,970	$108,617	$187,910	$220,160
Expenses:
Interest and other debt expenses	$26,416	$29,103	$54,721	$56,717
Incentive fees	8,526	—	15,330	10,882
Management fees	8,408	8,865	17,089	17,597
Professional fees	781	1,206	1,745	2,316
Directors’ fees	207	207	414	414
Other general and administrative expenses	1,273	1,035	2,316	2,097
Total expenses	$45,611	$40,416	$91,615	$90,023
Net expenses	$45,611	$40,416	$91,615	$90,023
Net investment income before taxes	$45,359	$68,201	$96,295	$130,137
Income tax expense, including excise tax	$906	$1,243	$2,228	$2,319
Net investment income after taxes	$44,453	$66,958	$94,067	$127,818
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(70,297)	$(30,004)	$(91,867)	$(47,650)
Non-controlled affiliated investments	(10,922)	(2,673)	(33,824)	(2,015)
Foreign currency and other transactions	225	4,258	464	4,444
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	73,271	(89,023)	80,860	(91,118)
Non-controlled affiliated investments	6,148	(486)	26,049	(1,462)
Foreign currency forward contracts	(181)	41	(270)	186
Foreign currency translations and other transactions	(3,408)	(3,505)	(4,565)	(2,155)
Net realized and unrealized gains (losses)	$(5,164)	$(121,392)	$(23,153)	$(139,770)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$(160)	$(72)	$(144)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	381	—	335
Net increase (decrease) in net assets from operations	$39,289	$(54,213)	$70,842	$(11,761)
Weighted average shares outstanding	117,204,952	114,363,722	117,250,832	112,220,299
Basic and diluted net investment income per share	$0.38	$0.59	$0.80	$1.14
Basic and diluted earnings (loss) per share	$0.34	$(0.47)	$0.60	$(0.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net assets at beginning of period	$1,547,950	$1,631,606	$1,572,700	$1,601,825
Increase (decrease) in net assets from operations:
Net investment income	$44,453	$66,958	$94,067	$127,818
Net realized gain (loss)	(80,994)	(28,419)	(125,227)	(45,221)
Net change in unrealized appreciation (depreciation)	75,830	(92,973)	102,074	(94,549)
(Provision) benefit for taxes on realized gain/loss on investments	—	(160)	(72)	(144)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	381	—	335
Net increase (decrease) in net assets from operations	$39,289	$(54,213)	$70,842	$(11,761)
Distributions to stockholders from:
Distributable earnings	$(61,724)	$(52,534)	$(118,027)	$(102,981)
Total distributions to stockholders	$(61,724)	$(52,534)	$(118,027)	$(102,981)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$—	$69,249	$—	$105,284
Reinvestment of stockholder distributions	—	1,786	—	3,527
Repurchases of common stock (including commissions and direct acquisition costs)	(12,126)	—	(12,126)	—
Net increase (decrease) in net assets from capital transactions	$(12,126)	$71,035	$(12,126)	$108,811
Total increase (decrease) in net assets	$(34,561)	$(35,712)	$(59,311)	$(5,931)
Net assets at end of period	$1,513,389	$1,595,894	$1,513,389	$1,595,894
Distributions per share	$0.53	$0.45	$1.01	$0.90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$70,842	$(11,761)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(286,193)	(538,697)
Payment-in-kind interest capitalized	(17,943)	(28,194)
Investments in affiliated money market fund, net	25,171	—
Proceeds from sales of investments and principal repayments	507,307	333,508
Net realized (gain) loss on investments	125,691	49,665
Net change in unrealized (appreciation) depreciation on investments	(106,909)	92,580
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	99	(131)
Amortization of premium and accretion of discount, net	(11,062)	(13,274)
Amortization of deferred financing and debt issuance costs	4,088	4,152
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	7,013	4,604
(Increase) decrease in other assets	(646)	720
Increase (decrease) in interest and other debt expenses payable	(5,444)	7,792
Increase (decrease) in management fees payable	(372)	157
Increase (decrease) in incentive fees payable	2,196	(13,041)
Increase (decrease) in accrued expenses and other liabilities	(5,510)	(2,813)
Net cash provided by (used for) operating activities	$308,328	$(114,733)
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$—	$105,939
Offering costs paid	(229)	(346)
Repurchases of common stock (including commissions and direct acquisition costs)	(10,700)	—
Distributions paid	(114,952)	(96,224)
Deferred financing and debt issuance costs paid	(4,854)	(8,159)
Borrowings on debt	697,477	810,824
Repayments of debt	(829,000)	(687,997)
Net cash provided by (used for) financing activities	$(262,258)	$124,037
Net increase (decrease) in cash	$46,070	$9,304
Effect of foreign exchange rate changes on cash	171	(55)
Cash, beginning of period	61,795	52,363
Cash, end of period	$108,036	$61,612
Supplemental and non-cash activities
Interest expense paid	$54,324	$43,387
Accrued but unpaid excise tax expense	$2,487	$3,019
Accrued but unpaid distributions	$55,859	$52,534
Reinvestment of stockholder distributions	$—	$3,527
Exchange of investments	$97,654	$103,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Debt Investments - 210.7%
Canada - 6.9%
1st Lien/Senior Secured Debt - 6.9%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	10.03%	S + 5.75%	11/01/30		$13,125	$12,894	$13,092	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.74%	C + 5.75%	11/01/30	CAD	7,871	5,584	5,766	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.74%	C + 5.75%	11/01/30	CAD	1,941	25	34	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	10.03%	S + 5.75%	11/01/30		1,740	1,711	1,735	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 5.75%	11/01/30	CAD	1,294	(14)	(2)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.83%	S + 6.00%	02/01/27		13,488	13,445	13,420	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.83%	S + 6.00%	02/01/27		1,294	566	559	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	12.50%	P + 5.00%	02/01/27		730	118	114	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.93%	C + 5.25%	06/30/31	CAD	45,804	33,132	33,132	(6) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	9,957	(55)	(55)	(6) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.93%	C + 5.25%	06/30/31	CAD	6,638	739	739	(6) (8) (9)
Everest Clinical Research Corporation	Professional Services	9.95%	S + 5.50%	11/06/26		5,655	5,611	5,627	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	9.95%	S + 5.50%	11/06/26		8,628	8,594	8,585	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 5.50%	11/06/26		1,260	(3)	(6)	(6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.70%	S + 6.25%	05/25/27		21,167	21,007	21,008	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(22)	(25)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	10.59%	S + 6.25%	11/23/28		869	855	856	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.25%	11/23/28		438	(1)	(7)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							104,186	104,572
Total Canada							$104,186	$104,572
United Kingdom - 2.2%
1st Lien/Senior Secured Debt - 2.2%
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.25%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	16,140	$19,423	$21,491	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.21%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	12,947	11,838	12,545	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							31,261	34,036
Total United Kingdom							$31,261	$34,036
United States - 201.6%
1st Lien/Senior Secured Debt - 185.4%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30		$957	$937	$943	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.32%	S + 5.00%	01/09/30		732	720	721	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.31%	S + 5.00%	01/09/30		327	324	322	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28		250	(3)	(4)	(6) (7) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.82%	S + 5.50%	04/19/30		8,077	7,941	7,916	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30		1,219	(20)	(24)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	$13,203	$—	$—	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	4,042	—	—	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	2,021	—	—	(6) (9)
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29	16,409	12,309	10,009	(6) (7) (10) (11)
Thrasio, LLC	Broadline Retail	14.44%	S + 10.11% PIK	06/18/29	5,288	5,220	5,156	(6) (7) (10)
Elemica Parent, Inc.	Chemicals	9.92%	S + 5.50%	09/18/26	6,749	6,648	6,614	(6) (7)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26	1,443	1,434	1,415	(6) (7)
Elemica Parent, Inc.	Chemicals	9.91%	S + 5.50%	09/18/26	1,324	1,309	1,297	(6) (7)
Elemica Parent, Inc.	Chemicals	9.96%	S + 5.50%	09/18/26	930	860	849	(6) (7) (9)
Elemica Parent, Inc.	Chemicals	9.91%	S + 5.50%	09/18/26	540	537	530	(6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.49%	S + 6.00%	12/16/26	12,233	12,031	11,622	(7)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.49%	S + 6.00%	12/16/26	1,863	1,815	1,770	(7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	3,930	3,856	3,910	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.18%	S + 5.75%	08/01/29	2,178	2,148	2,107	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.18%	S + 5.75%	08/01/29	1,853	100	53	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	1,194	1,168	1,188	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	1,063	313	325	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	593	581	590	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.93%	S + 6.50%	08/01/29	198	193	197	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	9,849	2,587	2,550	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,435	3,403	3,401	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	584	122	122	(6) (7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.53%	S + 5.25%	02/07/31	9,427	9,267	9,380	(6) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.53%	S + 5.25%	02/07/31	4,211	398	415	(6) (7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31	1,264	(20)	(6)	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.82%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	8,636	8,425	8,528	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.00%	08/22/30	1,000	383	388	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies		S + 5.50% (Incl. 2.75% PIK)	08/22/31	500	(4)	(6)	(6) (7) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	10.17%	S + 5.75% PIK	06/30/27	21,540	21,421	21,325	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.17%	S + 5.75%	06/30/27	10,570	10,536	10,517	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.05%	S + 5.75%	06/30/27	4,541	883	885	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.05%	S + 4.75%	12/15/31	19,478	19,294	19,283	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31	6,233	(29)	(62)	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.03%	S + 4.75%	12/15/31	2,649	349	347	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.53%	S + 5.25%	04/30/31	8,850	8,734	8,806	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.57%	S + 5.25%	04/30/31	3,277	445	452	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.58%	S + 5.25%	04/30/30	1,230	518	527	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29	24,906	24,768	24,533	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.33%	S + 6.00%	05/01/29	2,641	1,388	1,363	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29	2,201	(12)	(33)	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.53%	S + 5.25%	06/29/27	31,756	31,569	31,597	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.52%	S + 5.25%	06/29/27		$9,642	$8,968	$8,984	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		944	(5)	(5)	(6) (7) (9)
ATX Networks Corp.	Communications Equipment		S + 7.00% PIK	09/01/26		4,248	3,719	1,550	(6) (7) (11)
ATX Networks Corp.	Communications Equipment	10.32%	S + 6.00% PIK	09/01/26		613	613	598	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	10.32%	S + 6.00% PIK	09/01/26		368	367	358	(6) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.85%	S + 4.75%	10/15/31		663	657	653	(6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	9.04%	S + 4.75%	10/15/31		245	104	102	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	9.08%	S + 4.75%	10/15/31		92	30	29	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.07%	S + 4.75%	10/24/30		11,321	2,579	2,528	(6) (7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.41%	B + 4.75%	10/24/30	AUD	11,199	7,369	7,297	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 4.75%	10/24/30		1,132	(10)	(11)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		10,155	10,109	10,105	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		3,312	2,103	2,099	(6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(7)	(7)	(6) (7) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.30%	S + 6.00%	10/04/30		4,422	4,331	4,322	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(9)	(12)	(6) (7) (9)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.51%	S + 5.25%	11/01/30		44,568	43,963	43,788	(6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		5,208	(69)	(91)	(6) (7) (9)
A Place For Mom, Inc.	Diversified Consumer Services	8.94%	S + 4.50%	02/10/26		7,093	7,090	6,473	(7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		8,199	8,067	7,994	(6) (7) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.29%	S + 6.00%	04/26/29		3,834	1,428	1,392	(6) (7) (9) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.30%	S + 6.00%	04/26/29		767	364	357	(6) (7) (9) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		7,583	7,546	7,545	(6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		4,321	(22)	(22)	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.30%	S + 5.00%	06/06/31		1,515	265	278	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.32%	S + 5.00%	06/06/31		835	97	100	(6) (7) (9)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.43%	S + 5.00%	11/01/28		891	860	886	(6) (7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		86	(3)	—	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		14,184	13,974	14,042	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		6,283	(60)	(63)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		4,762	4,689	4,714	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		4,731	4,661	4,684	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		2,340	(32)	(23)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		2,223	2,186	2,201	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		1,888	1,848	1,869	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26		18,504	18,406	17,856	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26		14,473	14,426	13,967	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26		7,625	7,577	7,359	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.32%	S + 6.00%	12/15/26		2,363	832	761	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27	$43,991	$43,593	$43,991	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27	8,798	8,713	8,798	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	4,399	(35)	—	(6) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	17,089	4,002	4,022	(6) (7) (9) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	10,476	10,379	10,397	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	7,345	7,267	7,289	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	1,900	136	138	(6) (7) (9) (10)
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	665	660	660	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	210	(1)	(2)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	123	(1)	(1)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.77%	S + 5.50%	07/25/28	951	652	651	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	211	206	211	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	10.05%	S + 5.75%	07/25/28	33	32	33	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.28%	S + 5.00%	05/01/31	10,536	10,444	10,430	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.29%	S + 5.00%	05/01/31	2,761	1,090	1,072	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(13)	(16)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	4,098	3,998	4,077	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	11.93%	S + 7.50%	08/14/28	714	463	473	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 7.50%	08/14/28	119	(3)	(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.78%	S + 4.50%	08/06/31	463	459	457	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	233	(1)	(3)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.78%	S + 4.50%	08/06/31	185	183	183	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	116	(1)	(1)	(6) (7) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.45%	S + 9.00%	04/12/26	1,502	1,502	1,487	(7) (10)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	10.40%	S + 6.00%	12/31/27	30,394	30,096	30,014	(6) (7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	3,140	(27)	(39)	(6) (7) (9)
Streamland Media Midco LLC	Entertainment	11.06%	S + 6.50% (Incl. 10.06% PIK)	04/02/29	16,935	16,630	16,596	(6) (7)
Streamland Media Midco LLC	Entertainment	10.07%	S + 5.50% (Incl. 9.07% PIK)	04/02/29	2,387	955	907	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	21,172	21,000	21,067	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	2,976	2,948	2,961	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,805	(22)	(14)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.31%	S + 5.00%	12/06/29	997	439	442	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.32%	S + 5.00%	12/06/29	923	908	919	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	558	(3)	(3)	(6) (7) (9)
Aria Systems, LLC	Financial Services	12.44%	S + 8.00%	06/30/26	26,573	26,460	26,440	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(14)	(10)	(6) (7) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	962	954	952	(6) (7)
Celero Commerce LLC	Financial Services	9.28%	S + 5.00%	02/28/31	3,795	3,768	3,767	(6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	904	(3)	(7)	(6) (7) (9)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	301	(2)	(2)	(6) (7) (9)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(56)	—	(6) (7) (9)
Computer Services, Inc.	Financial Services	9.58%	S + 5.25%	11/15/29	10,100	10,018	10,100	(6) (7)
Computer Services, Inc.	Financial Services	9.08%	S + 4.75%	11/15/29	9,930	9,843	9,732	(6) (7)
Computer Services, Inc.	Financial Services	9.58%	S + 5.25%	11/15/29	977	941	977	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Coretrust Purchasing Group LLC	Financial Services	9.58%	S + 5.25%	10/01/29		$9,293	$9,202	$9,223	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		4,840	(39)	(36)	(6) (7) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		113	(2)	(1)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29		34,889	33,833	34,889	(6) (7)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29		25,712	15,563	15,497	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29		10,979	10,679	10,979	(6) (7)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29		7,938	(52)	(119)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	11.48%	S + 7.00%	11/27/29		6,428	6,330	6,332	(6) (7)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29		4,880	4,748	4,880	(6) (7)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29		1,952	927	976	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	11.48%	S + 8.25%	11/27/29		882	276	270	(6) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28		27,647	27,475	27,509	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28		2,382	165	165	(6) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28		1,845	679	678	(6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		19,879	19,671	18,090	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,175	4,122	3,799	(6) (7)
Priority Holdings, LLC (dba Priority Payment)	Financial Services	9.08%	S + 4.75%	05/16/31		16,135	16,068	16,151	(6) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.57%	S + 5.25%	02/24/31		12,994	12,883	12,831	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(15)	(23)	(6) (7) (9)
Eagle Family Foods Group LLC	Food Products	9.01%	S + 5.00%	08/12/30		864	856	851	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		101	(1)	(2)	(6) (7) (9)
Rubix Foods, LLC	Food Products	9.08%	S + 4.75%	04/30/31		23,208	22,980	22,976	(6)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		1,792	(17)	(18)	(6) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30		10,546	10,399	10,388	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,674	(23)	(25)	(6) (7) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27		10,103	10,037	9,749	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.46%	S + 6.00%	12/06/27		5,540	5,520	5,402	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27		4,754	4,743	4,588	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27		4,356	4,342	4,203	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27		2,269	2,255	2,189	(6) (7) (12)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.60%	E + 5.50%	11/28/31	EUR	10,215	10,592	11,762	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		6,387	(63)	(144)	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.59%	E + 5.50%	11/28/31		5,128	3,747	3,679	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.77%	S + 5.50%	11/28/31		3,760	3,690	3,676	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27		21,142	20,886	20,931	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27		5,081	5,028	5,030	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 5.00%	06/21/27		4,094	(27)	(41)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	$1,602	$1,593	$1,586	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31	24,305	23,992	24,001	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.80%	S + 5.50%	02/28/31	4,564	2,236	2,223	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies		S + 5.50%	02/28/30	3,426	(40)	(43)	(6) (7) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	10.03%	S + 5.75%	12/03/27	21,230	21,031	20,593	(6) (7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.70%	S + 7.25%	05/31/26	2,899	2,875	2,878	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.70%	S + 7.25%	05/31/26	1,026	838	933	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	415	—	—	(7) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	20,622	20,573	18,560	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	3,580	3,579	3,222	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	2,120	2,120	1,908	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	2,396	2,373	2,372	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	271	(5)	(3)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	221	(3)	(2)	(6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.23%	S + 5.75%	06/15/27	22,533	22,405	18,928	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.23%	S + 5.75%	06/15/27	372	370	313	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28	20,857	20,636	20,231	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28	2,195	2,173	2,130	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/26/27	1,711	1,697	1,659	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.18%	S + 6.75%	06/13/28	2,756	2,702	2,708	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(6)	(5)	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	23,504	23,293	23,445	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	14,864	14,721	14,827	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	10,000	(38)	(25)	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	9,837	9,725	9,812	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.25%	P + 4.75%	10/15/27	2,802	328	322	(6) (7) (9)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	22,067	22,016	20,743	(6) (7)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	11,781	11,749	11,074	(6) (7)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	9,073	9,052	8,528	(6) (7)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	6,466	6,446	6,078	(6) (7)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	3,610	3,602	3,393	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	31,270	31,270	23,609	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	8,655	8,655	6,534	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	6,915	6,915	5,221	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	1,865	1,865	1,408	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.41%	S + 5.00%	03/01/28	4,266	423	421	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	618	613	615	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
SpendMend Holdings LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	$170	$168	$169	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.38%	S + 5.00%	03/01/28	83	13	13	(6) (7) (9)
Total Vision LLC	Health Care Providers & Services	10.54%	S + 6.00%	07/15/26	16,587	16,493	15,592	(6) (7)
Total Vision LLC	Health Care Providers & Services	10.58%	S + 6.00%	07/15/26	9,585	9,524	9,010	(6) (7)
Total Vision LLC	Health Care Providers & Services	10.57%	S + 6.00%	07/15/26	4,880	4,856	4,587	(6) (7)
Total Vision LLC	Health Care Providers & Services	10.53%	S + 6.00%	07/15/26	2,429	2,417	2,283	(6) (7)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,270	(5)	(76)	(6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.93%	S + 5.50%	12/21/26	21,101	20,977	20,574	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.93%	S + 5.50%	12/21/26	9,465	9,409	9,229	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.93%	S + 5.50%	12/21/26	7,336	7,290	7,153	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	3,023	(16)	(76)	(6) (7) (9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.32%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	798	789	610	(6) (7) (10)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.32%	S + 5.00% (Incl. 6.42% PIK)	03/18/27	94	94	95	(6) (7) (9) (10) (12)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	18,062	17,978	17,927	(6) (7)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	2,709	2,214	2,201	(6) (7) (9)
ESO Solutions, Inc.	Health Care Technology	11.09%	S + 6.75%	05/03/27	39,908	39,609	39,708	(6) (7)
ESO Solutions, Inc.	Health Care Technology	11.09%	S + 6.75%	05/03/27	4,498	4,437	4,476	(6) (7)
ESO Solutions, Inc.	Health Care Technology	11.09%	S + 6.75%	05/03/27	3,620	3,596	3,602	(6) (7)
Experity, Inc.	Health Care Technology	10.30%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	592	591	588	(6) (7)
Experity, Inc.	Health Care Technology		S + 6.00% (Incl. 3.25% PIK)	02/24/28	81	—	(1)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	15,239	15,177	15,163	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	2,674	2,670	2,661	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,880	(7)	(9)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	997	995	992	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.36%	S + 5.00%	05/11/29	12,181	12,026	11,998	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.31%	S + 5.00%	05/11/29	1,558	1,538	1,535	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,490	(15)	(22)	(6) (7) (9)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	233	142	158	(6) (7) (10) (11)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.58%	S + 4.25%	05/19/32	5,348	5,322	5,321	(6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	2,815	—	—	(6) (9)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	(6)	(6)	(6) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	24,090	23,804	24,030	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	16,300	14,670	14,629	(6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	2,255	2,242	2,249	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	1,815	525	540	(6) (7) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.83%	S + 5.50%	12/30/26	56,720	56,344	56,436	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(29)	(39)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
PlanSource Holdings, Inc.	Health Care Technology	9.83%	S + 5.50%	12/30/26	$905	$901	$900	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	9.83%	S + 5.50%	12/30/26	905	902	900	(6) (7)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	25,063	24,196	23,935	(6) (7)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	5,520	5,478	5,271	(6) (7)
WebPT, Inc.	Health Care Technology	10.74%	S + 6.25%	01/18/28	2,617	2,250	2,163	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.66%	S + 6.25%	01/18/28	2,203	2,185	2,104	(6) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29	8,196	8,130	8,094	(6) (7)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29	1,503	473	462	(6) (7) (9)
Easy Mile Fitness, LLC	Hotels, Restaurants & Leisure	10.78%	S + 6.50%	09/12/29	301	58	56	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.24%	S + 5.00%	04/14/31	10,930	10,797	10,794	(6)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	2,522	(15)	(16)	(6) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	1,261	(15)	(16)	(6) (9)
CURiO Brands LLC	Household Products	9.55%	S + 5.25%	04/02/31	804	796	796	(6)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	131	(1)	(1)	(6) (9)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	65	(1)	(1)	(6) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	37,058	36,751	34,093	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	7,070	7,069	6,504	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	5,637	5,637	5,186	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	4,483	4,095	3,736	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50% PIK	08/11/27	3,685	(28)	(295)	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	676	670	669	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/31	285	104	102	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.55%	S + 5.25%	07/24/30	53	16	16	(6) (7) (9)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	18,973	18,272	18,262	(6) (7)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	8,500	8,343	8,309	(6) (7)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	5,000	351	288	(6) (7) (9)
Ark Data Centers, LLC	IT Services	11.25%	P + 3.75%	11/27/30	1,500	23	16	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29	3,361	3,309	3,344	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.58%	S + 5.25%	10/02/29	1,187	1,171	1,181	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	882	(6)	(4)	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	706	(10)	(4)	(6) (7) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.80%	S + 4.50%	06/03/32	20,110	20,016	20,010	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	11/07/31	1,910	(9)	(10)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	371	—	(2)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	99	(1)	—	(6) (9)
US Signal Company, LLC	IT Services	9.92%	S + 5.50%	09/04/29	6,842	6,783	6,774	(6) (7)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	2,105	(18)	(21)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
US Signal Company, LLC	IT Services	9.90%	S + 5.50%	09/04/29		$1,053	$254	$253	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29		3,867	3,856	3,847	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29		439	(1)	(2)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29		370	366	369	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29		303	300	302	(6) (7)
Xactly Corporation	IT Services	10.68%	S + 6.25%	07/30/27		62,025	61,504	61,405	(6) (7)
Xactly Corporation	IT Services		S + 6.25%	07/30/27		3,874	(28)	(39)	(6) (7) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.83%	S + 6.50%	07/18/28		4,120	4,043	4,069	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.82%	S + 6.50%	07/18/28		533	523	527	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.50%	07/18/28		269	(4)	(3)	(6) (7) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.30%	S + 5.00%	06/30/32		14,611	14,464	14,464	(6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32		2,684	(13)	(13)	(6) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32		2,236	(22)	(22)	(6) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	9.03%	S + 4.75%	08/20/31		810	803	800	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.75%	08/20/30		138	(1)	(2)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	9.08%	S + 4.75%	12/02/31		14,383	14,248	14,239	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%	12/02/31		3,721	(17)	(37)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	9.89%	S + 4.75%	12/02/31		1,860	57	56	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		19,811	19,624	19,613	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.06%	S + 4.75%	12/26/31		5,089	1,235	1,214	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31		2,546	1,209	1,207	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.05%	S + 4.75%	07/01/31		554	546	547	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.04%	S + 4.75%	07/01/30		148	25	25	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	9.08%	S + 4.75%	07/01/31		148	28	28	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.73%	E + 4.75%	07/01/31	EUR	137	146	159	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	10.08%	S + 5.75%	09/03/30		9,113	8,897	9,021	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	10.03%	S + 5.75%	09/03/30		1,069	1,051	1,059	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28		749	(15)	(7)	(6) (7) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	9.55%	S + 5.25%	06/30/31		3,733	3,677	3,677	(6) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		811	(6)	(6)	(6) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.55%	S + 7.25% (Incl. 3.25% PIK)	12/16/27		17,771	17,587	14,750	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.55%	S + 7.25% (Incl. 3.25% PIK)	06/16/27		2,334	1,901	1,529	(6) (7) (9)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29		25,952	25,450	25,952	(6) (7)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29		4,622	4,600	4,622	(6) (7)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29		1,344	(10)	—	(6) (7) (9)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29		1,201	1,192	1,201	(6) (7)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29		538	528	538	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29	$429	$421	$429	(6) (7)
Diligent Corporation	Professional Services	9.33%	S + 5.00%	08/02/30	58,189	57,816	57,753	(6) (7)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	13,585	(83)	(102)	(6) (7) (9)
Diligent Corporation	Professional Services	9.33%	S + 5.00%	08/02/30	9,975	9,911	9,900	(6) (7)
Diligent Corporation	Professional Services	9.33%	S + 5.00%	08/02/30	7,450	513	503	(6) (7) (9)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	915	903	896	(6) (7)
Engage2Excel, Inc.	Professional Services	10.72%	S + 6.50%	07/01/29	75	37	36	(6) (7) (9)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	47,432	46,993	45,298	(6) (7)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	4,199	590	441	(6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.89%	S + 5.75%	11/30/27	16,924	16,759	16,840	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.09%	S + 5.75%	11/30/27	16,649	16,493	16,566	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.25%	P + 4.75%	11/30/27	2,992	648	658	(6) (7) (9)
Pluralsight, Inc.	Professional Services	11.83%	S + 7.50% PIK	08/22/29	15,915	14,924	15,437	(6) (7) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	9,786	9,703	9,688	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	6,046	—	(60)	(6) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,893	4,893	4,844	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,418	—	(24)	(6) (7) (9) (10)
Westwood Professional Services Inc.	Professional Services	9.05%	S + 4.75%	09/19/31	9,785	9,695	9,638	(6) (7)
Westwood Professional Services Inc.	Professional Services	9.08%	S + 4.75%	09/19/31	2,854	951	924	(6) (7) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	1,479	(13)	(22)	(6) (7) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.91%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	36,775	36,478	34,568	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,874	11,801	11,161	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.91%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,280	11,213	10,604	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.05%	S + 4.75%	02/10/27	3,367	3,359	3,338
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.83%	S + 6.50%	07/01/27	75,708	75,708	74,950	(6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.83%	S + 6.50%	07/01/27	6,169	6,090	6,107	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.29%	S + 6.00%	03/10/27	2,837	2,813	2,589	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,220	(9)	(107)	(6) (7) (9)
Accommodations Plus Technologies LLC	Software	8.83%	S + 4.50%	05/28/32	15,558	15,404	15,402	(6)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	2,394	(24)	(24)	(6) (9)
Acquia, Inc.	Software	11.41%	S + 7.00%	10/30/26	42,164	41,842	41,743	(6) (7)
Acquia, Inc.	Software	11.41%	S + 7.00%	10/30/26	10,554	10,471	10,448	(6) (7)
Acquia, Inc.	Software	11.43%	S + 7.00%	10/30/26	3,268	3,250	3,235	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.83%	S + 4.50%	08/29/31	7,167	7,102	7,095	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	1,433	(6)	(14)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	896	(8)	(9)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.59%	S + 7.00%	12/31/26	$39,210	$38,974	$38,230	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.59%	S + 8.00%	12/31/26	13,403	13,392	13,258	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.59%	S + 8.00%	12/31/26	12,500	12,500	12,375	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.59%	S + 8.00%	12/31/26	6,600	6,600	6,534	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.59%	S + 7.00%	12/31/26	4,570	3,632	3,542	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.59%	S + 8.00%	12/31/26	2,339	2,339	2,316	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	2,898	2,841	2,883	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	190	188	189	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.30%	S + 5.00%	07/01/30	184	180	183	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.55%	S + 4.25%	07/28/31	10,567	10,471	10,514	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/28/31	2,586	(11)	(13)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	1,256	(11)	(6)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	591	(5)	(3)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.05%	S + 4.75%	07/14/31	600	595	594	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	286	(1)	(3)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.75%	07/14/31	114	(1)	(1)	(6) (7) (8) (9)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	30,617	30,026	30,617	(6) (7)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	13,084	12,817	13,084	(6) (7)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	5,355	5,315	5,312	(6)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	786	(3)	(3)	(6) (9)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	393	82	82	(6) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	11.08%	S + 6.75%	11/08/30	3,631	3,555	3,595	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30	363	(7)	(4)	(6) (7) (9)
Gainsight, Inc.	Software	10.23%	S + 5.75%	07/30/27	29,079	28,889	29,079	(6)
Gainsight, Inc.	Software		S + 5.75%	07/30/27	5,708	(34)	—	(6) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.03%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,837	11,740	11,837	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.53%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	2,482	2,464	2,457	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.75%	P + 4.25%	01/17/31	1,645	217	222	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	279	(2)	(3)	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.30%	S + 5.00%	12/01/28	68,016	67,740	67,675	(6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	12,952	(8)	(65)	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.29%	S + 5.00%	12/01/28	8,322	1,384	1,385	(6) (7) (9)
KPA Parent Holdings, Inc.	Software	9.08%	S + 4.75%	03/12/32	788	780	780	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	113	(1)	(1)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	79	(1)	(1)	(6) (7) (9)
NAVEX TopCo, Inc.	Software	9.57%	S + 5.50%	11/08/30	9,075	8,926	9,052	(7)
NAVEX TopCo, Inc.	Software		S + 5.50%	11/09/28	810	(11)	(2)	(7) (9)
NC Topco, LLC (dba NContracts)	Software	8.83%	S + 4.50%	09/01/31	36,190	35,868	35,828	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31	10,274	(45)	(103)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		$4,110	$(36)	$(41)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.84%	N + 4.50%	05/03/29	NOK	53,835	5,033	5,314	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		31,667	—	(158)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		18,927	18,851	18,832	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		7,214	7,214	7,178	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.90%	S + 4.50%	05/03/29		4,904	4,603	4,596	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		4,201	(16)	(21)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		2,859	2,859	2,845	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.72%	SN + 4.50%	05/03/29	GBP	2,600	3,317	3,551	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.81%	S + 4.50%	05/03/29		1,642	478	470	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.80%	S + 4.50%	05/03/29		661	262	259	(6) (7) (8) (9)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29		13,884	13,598	13,675	(6) (7)
Onyx CenterSource, Inc.	Software	9.70%	S + 5.25%	12/14/29		1,047	956	961	(6) (7) (9)
Pioneer Buyer I, LLC	Software	10.30%	S + 6.00%	11/01/28		30,524	30,271	30,448	(6) (7)
Pioneer Buyer I, LLC	Software		S + 6.00%	11/01/27		4,300	(34)	(11)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.30%	S + 5.00%	12/17/31		12,166	12,051	12,075	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		3,030	(14)	(23)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		1,515	(14)	(11)	(6) (7) (9)
Singlewire Software, LLC	Software	9.55%	S + 5.25%	05/10/29		692	677	685	(6) (7)
Singlewire Software, LLC	Software		S + 5.25%	05/10/29		129	(3)	(1)	(6) (7) (9)
Smarsh, Inc.	Software	9.05%	S + 4.75%	02/16/29		35,000	34,692	34,650	(6) (7)
Smarsh, Inc.	Software	9.05%	S + 4.75%	02/16/29		5,000	2,096	2,083	(6) (7) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(30)	(33)	(6) (7) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(11)	(33)	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.80%	S + 4.50%	07/02/29		52,956	52,415	52,426	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.80%	S + 4.50%	07/02/29		7,398	1,899	1,891	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	9.05%	S + 4.75%	01/30/32		16,216	16,061	16,054	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32		6,757	(32)	(68)	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32		2,027	(19)	(20)	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31		21,475	(52)	(107)	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31		16,988	16,838	16,988	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31		9,301	5,792	5,859	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30		2,178	(18)	—	(6) (7) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.55%	S + 6.25%	09/29/27		5,663	5,584	5,592	(6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30		16,349	16,017	15,859	(6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30		12,940	8,933	8,776	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		25,803	25,486	24,190	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.55%	S + 5.25%	12/31/29		2,988	741	590	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.80%	S + 5.50%	12/31/29		1,797	190	90	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.30%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	$43,707	$43,643	$43,051	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	3,059	(2)	(46)	(6) (7) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.55%	S + 5.25%	06/23/31	5,955	5,875	5,881	(6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.57%	S + 5.25%	06/23/31	3,326	3,263	3,267	(6) (7) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30	667	(8)	(8)	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.70%	S + 5.25%	03/31/27	3,922	731	721	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	3,912	3,872	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	3,912	3,872	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	2,445	2,420	2,421	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	490	(5)	(5)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt						2,852,454	2,805,839
1st Lien/Last-Out Unitranche (13) - 12.4%
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 9.06% PIK)	04/02/29	$16,313	$14,958	$15,334	(6) (7) (11)
Doxim, Inc.	Financial Services	10.83%	S + 6.40%	06/01/26	38,801	38,504	38,122	(6) (7)
Doxim, Inc.	Financial Services	11.18%	S + 6.75%	06/01/26	24,125	24,002	23,642	(6) (7)
Doxim, Inc.	Financial Services	10.83%	S + 6.40%	06/01/26	22,863	22,659	22,463	(6) (7)
Doxim, Inc.	Financial Services	11.43%	S + 7.00%	06/01/26	6,495	6,462	6,382	(6) (7)
Doxim, Inc.	Financial Services	12.43%	S + 8.00%	06/01/26	5,043	5,016	4,993	(6) (7)
Doxim, Inc.	Financial Services	12.43%	S + 8.00%	06/01/26	3,779	3,760	3,741	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.08%	S + 6.75%	07/07/28	19,504	19,199	19,211	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.08%	S + 6.75%	07/07/28	7,591	7,246	7,133	(6) (7) (9)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	6,255	6,209	6,224	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.58%	S + 6.25%	12/07/28	3,745	3,301	3,309	(6) (7) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.85%	S + 6.55%	12/06/28	10,000	9,676	9,699	(6) (7) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	6,150	6,101	6,119	(6) (7)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	10.93%	S + 6.61%	12/22/28	3,850	1,171	1,181	(6) (7) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	9,428	9,354	9,380	(6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	11.16%	S + 6.83%	02/01/29	5,573	1,838	1,851	(6) (7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.38%	S + 7.00%	08/24/28	3,111	3,081	3,096	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	1,889	1,083	1,091	(6) (7) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	8.14%	S + 3.75%	08/31/28	5,000	4,339	4,365	(6) (7) (9)
Total 1st Lien/Last-Out Unitranche						187,959	187,336
2nd Lien/Senior Secured Debt - 3.3%
MPI Products LLC	Automobile Components		12.00% PIK	07/15/25	$21,828	$20,477	$16,971	(7) (11)
MPI Products LLC	Automobile Components			07/15/25	7,412	—	—	(7) (14)
Wine.com, LLC	Beverages	16.52%	S + 12.00% PIK	04/03/27	12,359	12,684	12,483	(6) (7)
Wine.com, LLC	Beverages	16.57%	S + 12.00% PIK	04/03/27	3,549	2,778	6,185	(6) (7) (9) (15)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	15,511	—	—	(6) (7) (14)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/27	12,150	9,714	9,659	(6) (7) (11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	$16,360	$—	$—	(6) (7) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,621	4,216	4,061	(6) (7) (14)
Total 2nd Lien/Senior Secured Debt						49,869	49,359
Unsecured Debt - 0.5%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$37,740	$—	$—	(6) (7) (11) (15)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	21,768	6,488	—	(6) (7) (11) (15)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	13,237	15,230	—	(6) (7) (11)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	14.45%	S + 10.00% PIK	05/31/26	1,278	272	1,106	(7)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	8,247	7,072	7,175	(7) (14)
Total Unsecured Debt						29,062	8,281
Total United States						$3,119,344	$3,050,815
Total Debt Investments						$3,254,791	$3,189,423

Investment(1)(2)	Industry(3)	Initial Acquisition Date(16)	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 5.0%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels		3,579,988	$9,237	$79	(8) (14)
Total Common Stock				9,237	79
Total Canada				$9,237	$79
United States - 5.0%
Common Stock - 2.3%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$583	(6) (7) (14)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(6) (7) (10) (14)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	5,396	(6) (7) (10) (14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	1,651	(6) (7) (10) (14)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,712	(6) (7) (10) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	2,071	(6) (7) (14)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	3,933	(7) (10) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	5,216	(6) (7) (14)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	—	(7) (14)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(7) (10) (14)
Total Vision Holdings, LLC	Health Care Providers & Services	07/15/21	122,571	2,270	233	(6) (7) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(6) (7) (10) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	1,385	(6) (7) (14)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	11,125	(6) (7) (10) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	71	(6) (7) (14)
Total Common Stock				46,577	33,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Initial Acquisition Date(16)	Shares(5)	Cost	Fair Value	Footnotes
Preferred Stock - 2.7%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (7) (14)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (7) (14)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	116	(6) (7) (14)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(7) (10) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(6) (7) (10) (14) (17)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services		202,383	8,698	8,698	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	17,444	(6) (7) (14)
Lobos Parent, Inc. (dba NeoGov)	Software	12/02/21	10,597	10,332	14,972	(6) (7) (14)
Total Preferred Stock				43,433	41,230
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(6) (7) (14)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(6) (7) (14)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	398	(6) (7) (14)
Total Warrants				1,849	398
Total United States				$91,859	$75,004
Total Equity Securities				$101,096	$75,083
Total Investments - 215.7%				$3,355,887	$3,264,506
Investments in Affiliated Money Market Fund - 0.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares			66,901	$67	$67	(18) (19)
Total Investments in Affiliated Money Market Fund				67	67
Total Investments and Investments in Affiliated Money Market Fund - 215.7%				$3,355,954	$3,264,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(3)
For Industry subtotal and percentage, see Note 4 "Investments."
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2025, 3 month E was 1.94%, 6 month E was 2.05%, 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.15%, 3 month SN was 4.22%, 3 month C was 2.68%, 3 month N was 4.25%, 1 month B was 3.61% and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
(5)
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $269,827 or 7.9% of the Company’s total assets.
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
(11)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(12)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies."
(13)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(14)
Non-income producing security.
(15)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined below), the Company recorded a corresponding $3,060 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2025, the interest rate in effect for the secured borrowing was 16.57% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies".
(16)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $66,306 or 4.4% of the Company's net assets. The initial acquisition dates have been included for such securities.
(17)
Share amount rounds to less than 1.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(19)
The annualized seven-day yield as of June 30, 2025 is 4.21%.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	$(308)
				$(308)

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 27, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Prepayment premiums	$513	$—	$655	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,371	$2,796	$5,086	$4,932

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and six months ended June 30, 2025 was $1,001 and $1,806. Amortization income of the Purchase Discount for the three and six months ended June 30, 2024 was $1,741 and $3,064. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Company had certain investments held in seven portfolio companies on non-accrual status, which represented 2.5% and 1.6% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.5% and 2.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of June 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $108,036 and $61,795. Foreign currency of $4,310 and $4,969 (acquisition costs of $4,246 and $5,076) is included in cash as of June 30, 2025 and December 31, 2024.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties in expenses in the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing its required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2025, the Company accrued excise taxes of $906 and $2,213. As of June 30, 2025, $2,487 of accrued excise taxes remained payable. For the three and six months ended June 30, 2024, the Company accrued excise taxes of $1,241 and $2,315.

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

The Company has a voluntary dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. If the distribution is subject to withholding tax as described above, only the net after-tax amount will be reinvested in additional shares. Stockholders who receive distributions in the form of shares of common stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions and, for this purpose, stockholders receiving distributions in the form of stock will generally be treated as receiving distributions equal to the amount of cash that the stockholders would have received if they had elected to receive the distributions in cash (or the fair market value of the shares received through the plan, if the Company issues additional shares with a fair market value equal to or greater than net asset value); however, since the cash distributions of participants in the plan will be reinvested, those stockholders will not receive cash with which to pay any applicable taxes. Due to regulatory considerations, GS Group Inc. and GS & Co. have opted out of the DRIP.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $8,408 and $17,089. As of June 30, 2025, $8,408 remained payable. For the three and six months ended June 30, 2024, Management Fees amounted to $8,865 and $17,597.

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

For the three and six months ended June 30, 2025, Incentive Fees based on income amounted to $8,526 and $15,330. As of June 30, 2025, $8,526 remained payable. For the three and six months ended June 30, 2024, Incentive Fees based on income amounted to $0 and $10,882.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not accrue or pay any Incentive Fees based on capital gains.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $522 and $1,047. As of June 30, 2025, $524 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $526 and $1,038.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $7 and $14. As of June 30, 2025, $8 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $7 and $14.

Affiliates

GS Group Inc. owned 5.6% as of June 30, 2025 and 5.5% as of December 31, 2024 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$25,238	$516,318	$(541,489)	$—	$—	$67	$381
ABC Investment Holdco Inc. (dba ABC Plumbing)	11,551	590	(195)	—	(552)	11,394	569
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	(6,355)	6,355	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,015	—	—	—	(1,595)	5,420	102
Kawa Solar Holdings Limited	741	—	(614)	(4,567)	4,440	—	—
MedeAnalytics, Inc.	156	—	—	—	2	158	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	21,130	4,181	(1,649)	—	(104)	23,558	1,171
Thrasio Holdings, Inc.	17,738	501	—	—	(3,074)	15,165	370
SDB HOLDCO, LLC (dba Specialty Dental Brands)	814	41	—	—	(150)	705	55
Pluralsight, Inc.	42,214	971	—	—	(2,175)	41,010	1,715
Total Non-Controlled Affiliates	$131,993	$522,602	$(543,947)	$(33,824)	$26,049	$102,873	$4,363

For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,318,734	$(1,293,496)	$—	$—	$25,238	$1,380
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,883	(302)	—	(30)	11,551	713
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	(859)	—	(1,227)	7,015	807
Kawa Solar Holdings Limited	1,073	—	—	—	(332)	741	—
MedeAnalytics, Inc.	146	—	—	—	10	156	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,607	(602)	—	(19)	21,130	2,184
Thrasio, LLC	—	17,028	—	—	710	17,738	332
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	955	—	—	(141)	814	85
Pluralsight, Inc.	—	41,716	—	—	498	42,214	524
Total Non-Controlled Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $2,607 and $1,088 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,987,901	$2,944,447	$3,301,746	$3,179,820
1st Lien/Last-Out Unitranche	187,959	187,336	168,709	165,905
2nd Lien/Senior Secured Debt	49,869	49,359	57,161	46,786
Unsecured Debt	29,062	8,281	39,124	16,790
Preferred Stock	43,433	41,230	35,513	31,246
Common Stock	55,814	33,455	69,480	34,290
Warrants	1,849	398	1,849	421
Total	$3,355,887	$3,264,506	$3,673,582	$3,475,258

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2025				December 31, 2024
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	19.9%		42.9%		19.5%		43.0%
Financial Services	10.8		23.3		9.4		20.8
Health Care Providers & Services	9.3		20.0		10.5		23.2
Professional Services	8.2		17.7		9.1		20.0
Health Care Technology	7.6		16.3		7.3		16.1
Diversified Consumer Services	5.8		12.6		6.4		13.9
Commercial Services & Supplies	5.5		11.8		4.9		10.7
Real Estate Mgmt. & Development	4.3		9.3		4.0		8.9
IT Services	4.3		9.2		4.9		10.9
Trading Companies & Distributors	3.1		6.7		2.8		6.3
Health Care Equipment & Supplies	3.0		6.5		2.7		6.0
Entertainment	2.1		4.5		1.9		4.2
Wireless Telecommunication Services	1.7		3.8		1.2		2.8
Machinery	1.6		3.4		1.0		2.3
Independent Power and Renewable Electricity Producers	1.6		3.3		1.4		3.2
Containers & Packaging	1.3		2.9		1.3		2.8
Oil, Gas & Consumable Fuels	1.2		2.5		—	(1)	—	(1)
Food Products	1.0		2.3		0.3		0.7
Chemicals	1.0		2.1		2.5		5.6
Interactive Media & Services	0.8		1.8		2.0		4.5
Construction & Engineering	0.7		1.5		0.6		1.3
Specialty Retail	0.7		1.5		0.6		1.3
Hotels, Restaurants & Leisure	0.6		1.3		1.9		4.2
Beverages	0.6		1.2		0.5		1.1
Automobile Components	0.5		1.1		0.6		1.3
Pharmaceuticals	0.5		1.1		0.5		1.1
Broadline Retail	0.5		1.0		0.5		1.1
Aerospace & Defense	0.3		0.7		0.3		0.7
Media	0.3		0.7		0.3		0.7
Building Products	0.3		0.6		0.2		0.3
Textiles, Apparel & Luxury Goods	0.2		0.4		0.2		0.4
Energy Equipment & Services	0.2		0.4		0.2		0.4
Capital Markets	0.2		0.4		0.2		0.4
Leisure Products	0.1		0.3		0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3		0.1		0.3
Communications Equipment	0.1		0.2		0.1		0.2
Household Products	—	(1)	0.1		—		—
Insurance(1)	—		—		—		—
Electrical Equipment(1)	—		—		—		—
Air Freight & Logistics	—	(1)	—	(1)	—		—
Distributors	—		—		—	(1)	—	(1)
Total	100.0%		215.7%		100.0%		221.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2025	December 31, 2024
United States	95.8%	97.1%
Canada	3.2	2.0
United Kingdom	1.0	0.9
Germany	—	—	(1)
Singapore	—	—	(1)
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,685,916	Discounted cash flows	Discount Rate	7.9% - 24.2%	10.8%
	$38,932	Comparable multiples	EV/EBITDA(6)	6.0x - 10.0x	6.6x
	$10,167	Comparable multiples	EV/Revenue	0.4x - 0.7x	0.7x
1st Lien/Last-Out Unitranche	$187,336	Discounted cash flows	Discount Rate	8.3% - 12.8%	11.9%
2nd Lien/Senior Secured Debt	$18,668	Discounted cash flows	Discount Rate	15.9% - 23.5%	21.0%
	$30,691	Comparable multiples	EV/EBITDA(6)	3.2x - 9.0x	5.7x
Unsecured Debt	$7,175	Discounted cash flows	Discount Rate	—	12.1%
	$1,106	Comparable multiples	EV/EBITDA(6)	—	7.2x
Equity
Preferred Stock	$8,698	Discounted cash flows	Discount Rate	—	18.9%
	$15,088	Comparable multiples	EV/EBITDA(6)	13.0x - 21.0x	20.9x
	$17,444	Comparable multiples	EV/Revenue	—	4.3x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	28.4%
	$15,470	Comparable multiples	EV/EBITDA(6)	5.0x - 13.5x	7.5x
	$12,510	Comparable multiples	EV/Revenue	1.6x - 7.3x	2.2x
Warrants	$398	Comparable multiples	EV/Revenue	—	4.3x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,808,914	Discounted cash flows	Discount Rate	7.7% - 33.0%	11.4%
	$25,157	Collateral analysis	Recovery Rate	17.5% - 100.0%	96.2%
	$1,178	Comparable multiples	EV/EBITDA(6)	—	6.7x
	$58,976	Comparable multiples	EV/Revenue	0.4x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$165,905	Discounted cash flows	Discount Rate	8.8% - 13.6%	12.6%
2nd Lien/Senior Secured Debt	$37,297	Discounted cash flows	Discount Rate	13.2% - 23.0%	20.5%
	$9,489	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	8.9x
Unsecured Debt	$16,204	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
	$586	Comparable multiples	EV/EBITDA(6)	—	7.3x
Equity
Preferred Stock	$14,320	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	$16,926	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.0%
	$13,209	Comparable multiples	EV/EBITDA(6)	4.5x - 13.5x	8.5x
	$15,561	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$421	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of June 30, 2025, included within the fair value of Level 3 assets of $3,244,938 is an amount of $189,943 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,899,095 or 91.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$19,489	$2,924,958	$2,944,447	$—	$43,137	$3,136,683	$3,179,820
1st Lien/Last-Out Unitranche	—	—	187,336	187,336	—	—	165,905	165,905
2nd Lien/Senior Secured Debt	—	—	49,359	49,359	—	—	46,786	46,786
Unsecured Debt	—	—	8,281	8,281	—	—	16,790	16,790
Preferred Stock	—	—	41,230	41,230	—	—	31,246	31,246
Common Stock	79	—	33,376	33,455	124	—	34,166	34,290
Warrants	—	—	398	398	—	—	421	421
Affiliated Money Market Fund	67	—	—	67	25,238	—	—	25,238
Total Assets	$146	$19,489	$3,244,938	$3,264,573	$25,362	$43,137	$3,431,997	$3,500,496
Unrealized appreciation (depreciation) on foreign currency forward contracts	$—	$(308)	$—	$(308)	$—	$(38)	$—	$(38)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$3,136,683	$365,336	$(94,768)	$78,152	$(588,881)	$10,421	$18,015	$—	$2,924,958	$(6,586)
1st Lien/Last-Out Unitranche	165,905	19,162	—	2,181	(371)	459	—	—	187,336	2,182
2nd Lien/Senior Secured Debt	46,786	1,819	(9,031)	9,865	—	(80)	—	—	49,359	835
Unsecured Debt	16,790	109	(1,055)	1,553	(9,366)	250	—	—	8,281	432
Preferred Stock	31,246	8,698	(778)	2,064	—	—	—	—	41,230	1,286
Common Stock	34,166	6,393	(20,059)	12,876	—	—	—	—	33,376	(7,183)
Warrants	421	—	—	(23)	—	—	—	—	398	(23)
Total Assets	$3,431,997	$401,517	$(125,691)	$106,668	$(598,618)	$11,050	$18,015	$—	$3,244,938	$(9,057)
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$3,036,965	$599,413	$(48,131)	$(75,846)	$(392,018)	$11,812	$6,510	$—	$3,138,705	$(105,050)
1st Lien/Last-Out Unitranche	144,743	15,176	—	478	(205)	407	—	—	160,599	478
2nd Lien/Senior Secured Debt	66,562	7,980	—	4,770	(40,130)	1,066	—	—	40,248	5,728
Unsecured Debt	27,314	2,271	(2,025)	(18,478)	—	(338)	—	—	8,744	(18,730)
Preferred Stock	37,296	112	—	1,082	—	—	—	—	38,490	1,082
Common Stock	30,511	2,727	491	(5,285)	(4,088)	—	—	—	24,356	(3,451)
Warrants	244	—	—	57	—	—	—	—	301	57
Total Assets	$3,343,635	$627,679	$(49,665)	$(93,222)	$(436,441)	$12,947	$6,510	$—	$3,411,443	$(119,886)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2025	December 31, 2024
Revolving Credit Facility	3	$903,106	$674,628
2025 Notes	2	$—	$359,028
2026 Notes	2	$495,350	$489,250
2027 Notes	2	$409,640	$409,520

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 184% and 181%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$792,545	$903,106	$1,695,000	$1,019,992	$674,628
2025 Notes	—	—	—	360,000	—	359,845
2026 Notes	500,000	—	498,958	500,000	—	498,010
2027 Notes	400,000	—	395,333	400,000	—	393,969
Total Debt	$2,595,000	$792,545	$1,797,397	$2,955,000	$1,019,992	$1,926,452

(1)
The carrying value is presented net of unamortized debt issuance costs as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $814,674, in EUR of EUR 13,700, in GBP of GBP 18,950, in CAD of CAD 52,270 and in AUD of AUD 12,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $626,674, in EUR of EUR 10,500, in GBP of GBP 18,950, in CAD of CAD 8,520 and in AUD of AUD 12,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 was 5.33% and for the year ended December 31, 2024 was 5.28%. The combined average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 was $1,858,671 and for the year ended December 31, 2024 was $1,915,158.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and June 24, 2025.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542,500.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or the applicable risk-free rate (the “RFR rate”) plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or the applicable RFR rate), plus, (i) in the case of borrowings denominated in GBP only, an additional 0.1193% credit adjustment spread, (ii) in the case of borrowings denominated in CHF only, an additional 0.0031% and (iii) in the case of borrowings denominated in CAD only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. Borrowings from certain lenders, which hold approximately 84% of total lending commitments (the "Extending Lenders"), bear interest at the applicable rates described above less 0.10%. With respect to borrowings denominated in USD, the Company may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to the Extending Lenders, will mature, and all accrued and unpaid interest will be due and payable, on June 24, 2030. Any amounts borrowed under the Revolving Credit Facility, will mature, and all accrued and unpaid interest will be due and payable, with respect to certain remaining lenders, on May 5, 2027, and with respect to other remaining lenders, on October 18, 2028.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity of $800,000 plus 25% of net proceeds of the sale of equity interests of the Company after February 25, 2020, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2025, the Company was in compliance with these covenants.

Costs of $38,024 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, the unamortized deferred financing costs were $14,801 and $11,897.

The following table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$13,683	$12,431	$27,693	$29,129
Facility fees	787	963	1,539	1,706
Amortization of financing costs	815	834	1,621	1,637
Total	$15,285	$14,228	$30,853	$32,472
Weighted average interest rate	6.33%	7.37%	6.35%	7.36%
Average outstanding balance	$866,395	$678,758	$879,113	$795,677

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

The following table presents the components of the carrying value of the 2025 Notes:

	June 30, 2025	December 31, 2024
Principal amount of debt	$—	$360,000
Unamortized debt issuance costs	—	155
Carrying Value	$—	$359,845

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$—	$3,375	$1,463	$6,750
Amortization of debt issuance costs	—	345	155	689
Total	$—	$3,720	$1,618	$7,439

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

The following table presents the components of the carrying value of the 2026 Notes:

	June 30, 2025	December 31, 2024
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	1,042	1,990
Carrying Value	$498,958	$498,010

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$3,594	$3,594	$7,188	$7,188
Amortization of debt issuance costs	477	477	948	953
Total	$4,071	$4,071	$8,136	$8,141

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

The following table presents the components of the carrying value of the 2027 Notes:

	June 30, 2025	December 31, 2024
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	4,667	6,031
Carrying Value	$395,333	$393,969

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$6,375	$6,375	$12,750	$7,792
Amortization of debt issuance costs	685	709	1,364	873
Total	$7,060	$7,084	$14,114	$8,665

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

For the three and six months ended June 30, 2025, the Company’s average USD notional exposure to foreign currency forward contracts was $2,661 and $2,661. For the three and six months ended June 30, 2024, the Company’s average USD notional exposure to foreign currency forward contracts was $7,749 and $7,749.

The Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements presented on the Consolidated Statements of Assets and Liabilities, all of which are with Bank of America, N.A., was as follows:

	June 30, 2025	December 31, 2024
Gross Amount of Assets	$—	$—
Gross Amount of Liabilities	(308)	(38)
Net Amount of Assets or (Liabilities)	$(308)	$(38)
Collateral (Received) Pledged (1)	270	38
Net Amounts (2)	$(38)	$—

(1)
Amount excludes excess cash collateral paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(181)	41	(270)	186
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(181)	$41	$(270)	$186

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,220	$1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	2,738	3,152
Accommodations Plus Technologies LLC	2,394	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,914	3,555
AI Titan Parent, Inc. (dba Prometheus)	2,329	2,329
Airwavz Solutions, Inc.	3,653	—
AQ Helios Buyer, Inc. (dba SurePoint)	925	8,308
AQ Sunshine, Inc. (dba Relation Insurance)	216	271
Ark Data Centers, LLC	6,050	6,500
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Aurora Acquireco, Inc. (dba AuditBoard)	400	400
Bayside Opco, LLC (dba Pro-PT)	415	415
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	3,776	3,776
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	1,038
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	2,473	2,676
Bullhorn, Inc.	1,344	1,344
Businessolver.com, Inc.	488	2,068
Celero Commerce LLC	1,205	—
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	3,140	3,140
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	6,282	2,760
Circustrix Holdings, LLC (dba SkyZone)	269	108
Clearcourse Partnership Acquireco Finance Limited	4,693	4,282
Coding Solutions Acquisition, Inc. (dba CorroHealth)	493	382
Computer Services, Inc.	14,830	14,830
Convenient Payments Acquisition, Inc.	1,093	—
Coretrust Purchasing Group LLC	4,953	4,953
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Holding Company (dba Intoxalock)	86	86
CURiO Brands LLC	196	—
Diligent Corporation	20,477	21,036
Eagle Family Foods Group LLC	101	101
Easy Mile Fitness, LLC	1,263	1,624
Elemica Parent, Inc.	62	—
Engage2Excel, Inc.	38	23
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,260	1,260
Experity, Inc.	81	67
Frontgrade Technologies Holdings Inc.	250	250
Frontline Road Safety Operations, LLC	7,657	—
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	8,623	2,340
Fullsteam Operations LLC	19,341	38,708
Gainsight, Inc.	5,708	2,736
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	201	307
GHA Buyer Inc. (dba Cedar Gate)	1,880	1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,694	1,924
Governmentjobs.com, Inc. (dba NeoGov)	19,847	21,273
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,363	3,819
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	1,588	1,588
Hamilton Thorne, Inc.	7,720	5,128

	Unfunded Commitment Balances(1)
	June 30, 2025	December 31, 2024
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	$1,519	$1,747
Highfive Dental Holdco, LLC	313	313
Honor HN Buyer, Inc	12,452	12,452
iCIMS, Inc.	3,569	3,359
Ideal Components Acquisition, LLC (dba Ideal Tridon)	4,920	—
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,490	1,445
iWave Information Systems, Inc.	438	438
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	11,375	—
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	811	—
Kene Acquisition, Inc. (dba Entrust)	5,039	5,039
KPA Parent Holdings, Inc.	191	—
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,100	1,400
LS Clinical Services Holdings, Inc (dba CATO)	408	440
Mandrake Bidco, Inc. (dba Miratech)	138	138
NAVEX TopCo, Inc.	810	810
NC Topco, LLC (dba NContracts)	14,384	14,384
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,806	4,164
NFM & J, L.P. (dba the Facilities Group)	2,319	2,992
North Star Acquisitionco, LLC (dba Everway)	37,714	4,447
Octane Purchaser, Inc. (dba Office Ally)	3,941	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	5,208	5,208
Onyx CenterSource, Inc.	70	698
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	4,399	4,399
Paris US Holdco, Inc. (dba Precinmac)	5,507	5,581
PDDS Holdco, Inc. (dba Planet DDS)	2,901	6,156
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	8,464
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	1,875
Prophix Software Inc. (dba Pound Bidco)	1,340	1,703
PT Intermediate Holdings III, LLC (dba Parts Town)	3,059	3,059
QBS Parent, Inc. (dba Quorum Software)	2,379	1,910
Recorded Books Inc. (dba RBMedia)	749	749
Riverpoint Medical, LLC	4,094	3,275
Rocket Bidco, Inc. (dba Recochem)	2,337	2,029
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	5,138	7,069
Rubix Foods, LLC	1,792	—
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
Singlewire Software, LLC	129	129
Smarsh, Inc.	9,533	4,333
Sonar Acquisitionco, Inc. (dba SimPRO)	9,811	9,811
Southeast Mechanical, LLC	14,687	17,279
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	239	279
SpendMend Holdings LLC	3,893	4,454
Splash Car Wash, Inc.	333	—
Spotless Brands, LLC	293	433
Streamland Media Midco LLC	1,432	—
Summit Buyer, LLC (dba Classic Collision)	27,095	7,864
Sundance Group Holdings, Inc. (dba NetDocuments)	5,433	4,361
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,277	3,498
Superman Holdings, LLC (dba Foundation Software)	2,667	4,794
Supreme Fitness Group NY Holdings, LLC	3,784	—
Sweep Purchaser LLC	3,633	4,541
TEI Intermediate LLC (dba Triumvirate Environmental)	8,508	8,570
Total Vision LLC	1,270	1,270
Tropical Bidco, LLC (dba Tropical Cheese)	1,674	1,395
Trystar, LLC	349	349
United Flow Technologies Intermediate Holdco II, LLC	684	3,673
US Signal Company, LLC	2,895	3,158
USA DeBusk, LLC	3,505	3,772
USN Opco LLC (dba Global Nephrology Solutions)	3,023	2,118
Valet Waste Holdings, Inc. (dba Valet Living)	3,440	3,477
Vamos Bidco, Inc. (dba VIP)	8,784	—

	Unfunded Commitment Balances(1)
	June 30, 2025	December 31, 2024
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	$3	$12
VASA Fitness Buyer, Inc.	357	357
VisionSafe Holdings, Inc.	1,219	1,219
Volt Bidco, Inc. (dba Power Factors)	4,073	4,753
VRC Companies, LLC (dba Vital Records Control)	1,505	9,709
WebPT, Inc.	337	1,234
Wellness AcquisitionCo, Inc. (dba SPINS)	439	4,800
Westwood Professional Services Inc.	3,366	3,744
Xactly Corporation	3,874	3,874
Zarya HoldCo, Inc. (dba Eptura)	7,987	7,987
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	19,093	—
Zeus Company LLC	5,709	6,395
Acquia, Inc.	—	1,438
Arrow Buyer, Inc. (dba Archer Technologies)	—	487
ATX Networks Corp.	—	361
Capitol Imaging Acquisition Corp.	—	180
Chronicle Bidco Inc. (dba Lexitas)	—	30,522
CivicPlus LLC	—	1,217
CorePower Yoga LLC	—	682
ESO Solutions, Inc.	—	1,086
Formulations Parent Corporation (dba Chase Corp)	—	835
HealthEdge Software, Inc.	—	1,682
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	1,524
Kaseya Inc.	—	1,643
Rubrik, Inc.	—	252
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	913
Total 1st Lien/Senior Secured Debt	$521,523	$479,238

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$344	$1,852
EIP Consolidated, LLC (dba Everest Infrastructure)	417	1,000
K2 Towers III, LLC	251	714
Skyway Towers Intermediate LLC	2,650	3,150
Tarpon Towers II LLC	3,694	4,313
Thor FinanceCo LLC (dba Harmoni Towers)	789	1,144
Towerco IV Holdings, LLC	610	785
Total 1st Lien/Last-Out Unitranche	$8,755	$12,958
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$770
Total 2nd Lien/Senior Secured Debt	$770	$770
Total	$531,048	$492,966

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

On November 15, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among the Company, GSAM and Truist Securities Inc. (“Truist”). On and effective June 5, 2025, the Company terminated the 2023 Equity Distribution Agreement in accordance with its terms.

The 2023 Equity Distribution Agreement provided that the Company could, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $200,000, through Truist, or to Truist as principal for its own account. Sales of the shares, if any, were made in negotiated transactions or transactions that were deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act including sales made directly on or through the New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices, sales made through any other existing trading market or electronic communications network, or by any other method permitted by law, including but not limited to privately negotiated transactions, which may have included block trades, as the Company and Truist agreed. Truist received a commission from the Company of up to 1.00% of the gross sales price of any shares sold through or to Truist under the 2023 Equity Distribution Agreement.

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross Proceeds	$—	$70,074	$—	$107,009
Underwriting/Offering Expenses	—	(825)	—	(1,725)
Net Proceeds	$—	$69,249	$—	$105,284
Number of Shares Issued	—	4,521,185	—	6,941,820
Average Sales Price per Share	$—	$15.50	$—	$15.42

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
May 7, 2025 (Supplemental)	May 30, 2025	June 13, 2025	$0.05	20,996	*
May 7, 2025 (Base)	June 30, 2025	July 28, 2025	$0.32	102,019	*
May 7, 2025 (Special)	June 30, 2025	July 28, 2025	$0.16	51,010	*
For the Six Months Ended June 30, 2024
February 21, 2024 (Base)	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024 (Base)	June 28, 2024	July 26, 2024	$0.45	132,515

* In accordance with the Company’s DRIP, shares were purchased in the open market.

Common Stock Repurchase Plan

On August 8, 2024, the Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, the Company entered into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”)

with Georgeson Securities Corporation (“Georgeson”) for repurchases of the Company’s common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into.

Under the 2025 10b5-1 Plan, no purchases are permitted to be made if such purchases would cause the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.20 or (b) the Maximum Debt/Equity Ratio. In the 2025 10b5-1 Plan, “Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities less cash and investments in affiliated money market funds divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” means the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt less cash and investments in affiliated money market funds divided by net assets, as of the most recent reported financial statement end date. Purchases under the 2025 10b5-1 Plan are required to be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

Any repurchase by the Company of its common stock under any 10b5-1 plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market.

For the three and six months ended June 30, 2025, repurchases under the 2025 10b5-1 Plan were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	1,047,183	$11.55	$12,095	62,905
Total	1,047,183		$12,095

For the three months ended June 30, 2025, the weighted average discount of cost of repurchase to net asset of shares repurchased was 12.6%.

For the three and six months ended June 30, 2024, there was no 10b5-1 stock repurchase plan in effect.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in net assets from operations	$39,289	$(54,213)	$70,842	$(11,761)
Weighted average shares outstanding	117,204,952	114,363,722	117,250,832	112,220,299
Basic and diluted earnings (loss) per share	$0.34	$(0.47)	$0.60	$(0.10)

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Share Data:(1)
NAV, beginning of period	$13.41	$14.62
Net investment income	0.80	1.14
Net realized and unrealized gains (losses)(2)	(0.19)	(1.22)
Income tax provision, realized and unrealized gains(3)	—	—
Net increase (decrease) in net assets from operations	0.61	(0.08)
Repurchases of common stock, including commissions and direct acquisition costs	0.01	—
Issuance of common stock, net of underwriting and offering costs	—	0.03
Distributions to common stockholders	(1.01)	(0.90)
Total increase (decrease) in net assets	(0.39)	(0.95)
NAV, end of period	$13.02	$13.67
Market price, end of period	$11.25	$15.03
Shares outstanding, end of period	116,250,039	116,744,389
Weighted average shares outstanding	117,250,832	112,220,299
Total return based on NAV(4)	6.04%	(0.70%)
Total return based on market value(5)	1.55%	8.96%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,513,389	$1,595,894
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.10%	3.09%
Ratio of interest and other debt expenses to average net assets	7.13%	7.09%
Ratio of net incentive fees to average net assets	2.00%	1.37%
Ratio of total expenses to average net assets	12.23%	11.55%
Ratio of net investment income to average net assets	12.26%	15.99%
Portfolio turnover	11%	13%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period that the shares were outstanding, except for distributions recorded, which reflects the actual amount per share for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of the distribution, the issuance and the repurchase of common stock.
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

On August 6, 2025, the Board of Directors declared (i) a quarterly base distribution of $0.32 per share and (ii) a special distribution of $0.16 per share, each payable on or about October 28, 2025 to holders of record as of September 30, 2025. In addition, the Board declared a quarterly supplemental distribution of $0.03 per share, payable on or about September 15, 2025 to holders of record as of August 29, 2025.

For the period from July 1, 2025 through August 6, 2025, the Company repurchased 2,136,943 shares of common stock for $25,068.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2025, we originated approximately $9.02 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,987.90	$2,944.45	$3,301.75	$3,179.82
First Lien/Last-Out Unitranche	187.96	187.34	168.71	165.90
Second Lien/Senior Secured Debt	49.87	49.36	57.16	46.79
Unsecured Debt	29.06	8.28	39.12	16.79
Preferred Stock	43.43	41.23	35.51	31.25
Common Stock	55.82	33.45	69.48	34.29
Warrants	1.85	0.40	1.85	0.42
Total Investments	$3,355.89	$3,264.51	$3,673.58	$3,475.26

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.5%	11.8%	10.6%	13.8%
First Lien/Last-Out Unitranche(2) (3)	11.0	11.8	12.1	13.4
Second Lien/Senior Secured Debt(2)	8.7	7.4	12.7	16.1
Unsecured Debt(2)	2.4	4.3	3.9	9.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.1%	11.4%	10.1%	13.2%

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

As of June 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 10.1% and 11.4%, as compared to 10.1% and 13.2% as of December 31, 2024. The decrease in the total portfolio weighted average yield at fair value and the decrease in weighted average yield at fair value within First Lien/Senior Secured Debt were primarily due to the restructuring of Streamland Media Midco LLC. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield measured at amortized cost and fair value was driven by our 1st Lien/Last-Out Unitranche investment in Streamland Media Midco LLC being placed on non-accrual status. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status, partially offset by the exit of Animal Supply Intermediate, LLC. The decrease in weighted average yield at fair value was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status. Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the exit of CivicPlus LLC, partially offset by Bayside Parent, LLC being restored back to accrual status.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	162	164
Percentage of performing debt bearing a floating rate(1)	99.4%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	10.7%	11.2%
Weighted average yield on debt and income producing investments, at fair value(3)	12.0%	14.1%
Weighted average leverage (net debt/EBITDA)(4)	5.8x	6.2x
Weighted average interest coverage(4)	1.8x	1.8x
Median EBITDA(4)	$66.69 million	$66.14 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 17.7% and 20.5% of total debt investments.

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

	As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	3,066.90	93.9	3,238.74	93.2
Grade 3	121.18	3.7	181.92	5.2
Grade 4	76.43	2.4	54.60	1.6
Total Investments	$3,264.51	100.0%	$3,475.26	100.0%

The decrease in investments with a Grade 3 investment performance rating was primarily driven by the exit of an investment with a fair value of $36.92 million, investments with an aggregate fair value of $28.53 million being downgraded from a Grade 3 investment performance rating to a Grade 4 investment performance rating due to financial underperformance and a $7.33 million decrease in the fair value of an investment with a Grade 3 investment performance rating as result of a restructuring. The decrease was partially offset by investments with an aggregate fair value of $16.89 million being downgraded from a Grade 2 investment performance rating to a Grade 3 investment performance rating due to financial underperformance. The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $28.53 million being downgraded from a Grade 3 investment performance rating to a Grade 4 investment performance rating as mentioned above, partially offset by a $7.31 million decrease in fair value of an investment with a Grade 4 investment performance rating as result of a restructuring.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,272.85	97.5%	$3,508.72	95.5%
Non-accrual	83.04	2.5	164.86	4.5
Total Investments	$3,355.89	100.0%	$3,673.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$248.07	$434.35
Second Lien/Senior Secured Debt	—	3.08
Common Stock	—	2.73
Total	$248.07	$440.16
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$279.14	$226.38
First Lien/Last-Out Unitranche	0.27	0.10
Unsecured Debt	9.37	—
Total	$288.78	$226.48
Net increase (decrease) in portfolio	$(40.71)	$213.68
Number of new portfolio companies with new investment commitments	9	10
Total new investment commitment amount in new portfolio companies	$160.95	$158.75
Average new investment commitment amount in new portfolio companies	$17.88	$15.88
Number of existing portfolio companies with new investment commitments	6	15
Total new investment commitment amount in existing portfolio companies	$87.12	$281.41
Weighted average remaining term for new investment commitments (in years)(2)	5.7	5.5
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.0%	11.0%
Weighted average yield on new investment commitments(5)	9.0%	10.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.4%	10.9%
Weighted average yield on investments sold or repaid(7)	11.3%	10.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Total investment income	$90.97	$108.62	$187.91	$220.16
Net expenses	45.61	40.42	91.61	90.02
Net investment income before taxes	45.36	68.20	96.30	130.14
Income tax expense, including excise tax	0.91	1.24	2.23	2.32
Net investment income after taxes	44.45	66.96	94.07	127.82
Net realized gain (loss) on investments	(81.22)	(32.68)	(125.69)	(49.67)
Net unrealized appreciation (depreciation) on investments	79.42	(89.51)	106.91	(92.58)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(3.36)	0.80	(4.37)	2.48
Net realized and unrealized gains (losses)	(5.16)	(121.39)	(23.15)	(139.77)
Income tax (provision) benefit for realized and unrealized gains	—	0.22	(0.08)	0.19
Net increase (decrease) in net assets from operations	$39.29	$(54.21)	$70.84	$(11.76)

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025		June 30, 2024
	($ in millions)
Net investment income after taxes	$44.45	$66.96	$94.07		$127.82
Less: Purchase Discount amortization	1.00	1.74	1.81		3.06
Adjusted net investment income after taxes	$43.45	$65.22	$92.26		$124.76

Net realized and unrealized gains (losses)	$(5.16)	$(121.39)	$(23.15)		$(139.77)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(1.00)	(1.74)	(1.81)		(3.17)
Less: Realized gain (loss) due to the Purchase Discount	—	—	—	(1)	0.11
Adjusted net realized and unrealized gains (losses)	$(4.16)	$(119.65)	$(21.34)		$(136.71)

(1) Amount rounds to less than 0.01.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest	$82.33	$95.19	$167.89	$192.76
Payment-in-kind income	7.52	11.86	17.70	24.56
Other income	0.91	0.80	1.94	1.66
Dividend income	0.21	0.77	0.38	1.18
Total Investment Income	$90.97	$108.62	$187.91	$220.16

In the table above:

•
Interest income from investments decreased from $95.19 million and $192.76 million for the three and six months ended June 30, 2024 to $82.33 million and $167.89 million for the three and six months ended June 30, 2025, primarily due to a decrease in the size of our portfolio as well as a decline in base interest rates.
•
PIK income from investments decreased from $11.86 million and $24.56 million for the three and six months ended June 30, 2024 to $7.52 million and $17.70 million for the three and six months ended June 30, 2025. The decrease was primarily due to a decrease in the number of investments earning PIK payment of interest.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$26.41	$29.10	$54.72	$56.72
Incentive fees	8.53	—	15.33	10.88
Management fees	8.41	8.87	17.09	17.60
Professional fees	0.78	1.21	1.74	2.32
Directors’ fees	0.21	0.21	0.41	0.41
Other general and administrative expenses	1.27	1.03	2.32	2.09
Total Expenses	$45.61	$40.42	$91.61	$90.02
Net Expenses	$45.61	$40.42	$91.61	$90.02

In the table above:

•
Interest and other debt expenses decreased from $29.10 million and $56.72 million for the three and six months ended June 30, 2024 to $26.41 million and $54.72 million for the three and six months ended June 30, 2025. The decrease was driven by lower interest expense due to lower daily average borrowing.
•
Incentive fees increased from $0.00 million and $10.88 million for the three and six months ended June 30, 2024 to $8.53 million and $15.33 million for the three and six months ended June 30, 2025. The increase was driven by the performance of the investment portfolio for the twelve quarters ended June 30, 2025 as compared to the twelve quarters ended June 30, 2024, partially offset by the change to the Incentive Fee Cap from 20% of the Cumulative Net Return to 17.5% of the Cumulative Net Return for the periods after December 31, 2024. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Other, net	$(0.24)	$(0.16)	$(1.11)	$0.35
Kawa Solar Holdings Limited	(4.57)	—	(4.57)	—
Conergy Asia & ME Pte. LTD.	(6.36)	—	(6.36)	—
Khoros, LLC (fka Lithium Technologies, Inc.)	(70.05)	—	(70.05)	—
Animal Supply Intermediate, LLC	—	—	(9.03)	—
Animal Supply Holdings, LLC	—	—	(13.87)	—
Streamland Media Midco LLC	—	—	(20.70)	—
ATX Networks Corp.	—	(2.51)	—	(2.51)
Diligent Corporation	—	(3.50)	—	(3.51)
Thrasio, LLC	—	(26.51)	—	(26.51)
Sweep Purchaser LLC	—	—	—	(17.49)
Net Realized Gain (Loss) on Investments	$(81.22)	$(32.68)	$(125.69)	$(49.67)

For the six months ended June 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC, which resulted in a realized loss of $70.05 million and $20.70 million. In addition, the realized losses were also driven by the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC, which resulted in a realized loss of $22.90 million.

For the six months ended June 30, 2024, net realized losses were primarily driven by our investments in two portfolio companies. In June 2024, the restructuring of our first lien debt investments in Thrasio, LLC resulted in a realized loss of $26.51 million. In addition, in March 2024, the restructuring of our first lien debt investments in Sweep Purchaser LLC resulted in a realized loss of $17.49 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Unrealized appreciation	$93.87	$37.37	$135.18	$56.60
Unrealized depreciation	(14.45)	(126.88)	(28.27)	(149.18)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$79.42	$(89.51)	$106.91	$(92.58)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Portfolio Company:	($ in millions)
Khoros, LLC (fka Lithium Technologies, Inc.)	$70.03	$62.73
Conergy Asia & ME Pte. LTD.	6.36	6.36
Kawa Solar Holdings Limited	4.46	4.44
Other, net(1)	2.61	3.01
Chase Industries, Inc. (dba Senneca Holdings)	2.55	4.16
Clearcourse Partnership Acquireco Finance Limited	1.93	2.84
Streamland Media Midco LLC(2)	0.35	16.58
ATX Networks Corp.	(0.51)	(1.94)
Volt Bidco, Inc. (dba Power Factors)	(0.62)	(2.19)
LS Clinical Services Holdings, Inc (dba CATO)	(1.02)	(1.09)
Streamland Media Holdings LLC(2)	(1.18)	(1.18)
Chronicle Bidco Inc. (dba Lexitas)	(1.25)	(1.35)
Pluralsight, Inc.	(1.43)	(2.18)
Thrasio, LLC	(2.86)	(3.07)
Animal Supply Holdings, LLC	—	13.87
Animal Supply Intermediate, LLC	—	9.03
MPI Products LLC	—	(3.11)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$79.42	$106.91

(1)
For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $8.19 million and $15.17 million, and gross unrealized depreciation of $(5.58) million and $(12.16) million.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.), Streamland Media Midco LLC, as well as the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC.

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Portfolio Company:	($ in millions)
Thrasio, LLC	$21.41	$15.47
Diligent Corporation	2.42	1.31
Other, net(1)	0.85	9.59
Sweep Purchaser LLC	(0.02)	12.69
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	(2.51)	(2.61)
Picture Head Midco LLC	(2.82)	(2.94)
Premier Imaging, LLC (dba Lucid Health)	(5.06)	(7.21)
Wine.com, Inc.	(10.96)	(18.77)
Zodiac Intermediate, LLC (dba Zipari)	(17.86)	(17.89)
Pluralsight, Inc	(34.03)	(39.76)
Lithium Technologies, Inc.	(40.93)	(42.46)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(89.51)	$(92.58)

(1)
For the three and six months ended June 30, 2024, Other, net includes gross unrealized appreciation of $13.54 million and $27.13 million, and gross unrealized depreciation of $(12.69) million and $(17.54) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2024 was primarily driven by the financial underperformance of Lithium Technologies, Inc, Pluralsight, Inc, Zodiac Intermediate, LLC (dba Zipari) and Wine.com, Inc., partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring of the first lien debt investments in Thrasio, LLC and Sweep Purchaser LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 184% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	June 30, 2025	December 31, 2024
Net asset value per share	$13.02	$13.41
Less: Supplemental distribution per share	0.03	—
Adjusted net asset value per share	$12.99	$13.41

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

At-the-market (“ATM”) Offering

We may, from time to time, issue and sell shares of our common stock through public or ATM offerings. On November 15, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) by and among us, GSAM and Truist Securities, Inc. (“Truist”). On and effective June 5, 2025, we terminated the 2023 Equity Distribution Agreement in accordance with its terms.

For further details, see Note 9 “Net Assets—At-the-market (“ATM”) Offering” to our consolidated financial statements included in this report.

Common Stock Repurchase Plan

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”) with Georgeson Securities Corporation (“Georgeson”) for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into.

For further details, see Note 9 “Net Assets—Common Stock Repurchase Plan” to our consolidated financial statements included in this report.

Dividend Reinvestment Plan

We have a voluntary dividend reinvestment plan (the “DRIP”) that provides for automatic reinvestment of all cash distributions declared by our Board of Directors unless a stockholder elects to “opt out” of the plan. As a result, if our Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. Due to regulatory considerations, GS Group Inc. and GS & Co. have opted out of the DRIP.

For further details, see Note 9 “Net Assets—Distributions” to our consolidated financial statements included in this report.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2025:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2026 Notes	$500.00	$500.00	$—	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
Revolving Credit Facility(1)	$903.11	$—	$—	$903.11	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $814.67 million, in Euros ("EUR") of EUR of 13.70 million, in Great British Pounds ("GBP") of GBP 18.95 million, Canadian Dollars ("CAD") of CAD 52.27 million and Australian Dollars ("AUD") of AUD 12.00 million.

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542.50 million. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and June 24, 2025.

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at our election) of either (i) Term SOFR plus a margin of either (x) 2.00%, (y) 1.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 1.75% (subject to certain gross borrowing base conditions), in each case, plus an additional 0.10% credit adjustment spread, or (ii) an alternative base rate, which is the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either (x) 1.00%, (y) 0.875% (subject to maintenance of certain long-term corporate debt ratings) or (z) 0.75% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or the applicable risk-free rate (“RFR rate”) plus a margin of either 2.00%, 1.875% or 1.75% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or the applicable RFR rate), plus, (i) in the case of borrowings denominated in GBP only, an additional 0.1193% credit adjustment spread, (ii) in the case of borrowings denominated in CHF only, an additional 0.0031% and (iii) in the case of borrowings denominated in CAD only, an additional 0.29547% (one-month interest period) or an additional 0.32138% (three-month interest period) credit adjustment spread. Borrowings from certain lenders, which hold approximately 84% of total lending commitments (the "Extending Lenders"), bear interest at the applicable rates described above less 0.10%. With respect to borrowings denominated in USD, we may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility with respect to the Extending Lenders, will mature, and all accrued and unpaid interest will be due and payable, on June 24, 2030. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, with respect to certain remaining lenders, on May 5, 2027, and with respect to other remaining lenders, on October 18, 2028.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$521.52	$479.24
First Lien/Last-Out Unitranche	8.76	12.96
Second Lien/Senior Secured Debt	0.77	0.77
Total	$531.05	$492.97

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

RECENT DEVELOPMENTS

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Silver Capital Holdings LLC (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”), Goldman Sachs Private Credit Corp. (“GSCR”) and West Bay BDC LLC (“West Bay”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of SCH, PMMC II, MMLC II, PSLF, GSCR and West Bay. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of SCH, PMMC II, MMLC II, PSLF, GSCR and West Bay.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of SCH, PMMC II, MMLC II, PSLF,

GSCR and West Bay. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of SCH, PMMC II, MMLC II, PSLF, GSCR and West Bay.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

On August 6, 2025, our Board of Directors declared (i) a quarterly base distribution of $0.32 per share and (ii) a special distribution of $0.16 per share, each payable on or about October 28, 2025 to holders of record as of September 30, 2025. In addition, our Board declared a quarterly supplemental distribution of $0.03 per share, payable on or about September 15, 2025 to holders of record as of August 29, 2025.

On August 6, 2025, Ross J. Kari notified our Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025.

For the period from July 1, 2025 through August 6, 2025, the Company repurchased 2,136,943 shares of common stock for $25.07 million.

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

As of June 30, 2025 and December 31, 2024, on a fair value basis, approximately 0.6% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2026 Notes and 2027 Notes bear interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$75.42	$(25.14)	$50.28
Up 200 basis points	50.28	(16.76)	33.52
Up 100 basis points	25.14	(8.38)	16.76
Up 75 basis points	18.86	(6.28)	12.58
Up 50 basis points	12.57	(4.19)	8.38
Up 25 basis points	6.29	(2.09)	4.20
Down 25 basis points	(6.29)	2.09	(4.20)
Down 50 basis points	(12.57)	4.19	(8.38)
Down 75 basis points	(18.86)	6.28	(12.58)
Down 100 basis points	(25.14)	8.38	(16.76)
Down 200 basis points	(50.11)	16.76	(33.35)
Down 300 basis points	(74.87)	25.14	(49.73)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered equity securities.

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into the 2025 10b5-1 Plan with Georgeson for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into. For the three and six months ended June 30, 2025, repurchases under the 2025 10b5-1 Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	1,047,183	$11.55	12.10	62.90
Total	1,047,183		$12.10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Twelfth Amendment to the Senior Secured Revolving Credit Agreement, dated as of June 24, 2025, by and among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on June 26, 2025).

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

GOLDMAN SACHS BDC, INC.

Date: August 7, 2025	/s/ Vivek Bantwal
Vivek Bantwal Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 7, 2025	/s/ David Miller
David Miller Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 7, 2025	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)