Form 10-Q
period 2025-09-30
Goldman Sachs BDC, Inc.
filed 2025-11-06
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, there were 114,113,096 shares of the registrant’s common stock outstanding.

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
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic and a prolonged United States government shutdown;
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
•
purchases of our common stock pursuant to any 10b5-1 plan or otherwise may result in dilution to our net asset value ("NAV") per share;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,204,888 and $3,533,627)	$3,100,060	$3,368,503
Non-controlled affiliated investments (cost of $110,611 and $139,955)	96,873	106,755
Total investments, at fair value (cost of $3,315,499 and $3,673,582)	$3,196,933	$3,475,258
Investments in affiliated money market fund (cost of $32,693 and $25,238)	32,693	25,238
Cash	115,183	61,795
Interest and dividends receivable	25,499	28,092
Deferred financing costs	14,050	11,897
Other assets	643	1,103
Total assets	$3,385,001	$3,603,383
Liabilities
Debt (net of debt issuance costs of $9,602 and $8,176)	$1,840,781	$1,926,452
Interest and other debt expenses payable	8,099	21,289
Management fees payable	8,179	8,780
Incentive fees payable	7,051	6,330
Distribution payable	54,774	52,784
Unrealized depreciation on derivatives	477	38
Secured borrowings	3,209	2,920
Accrued expenses and other liabilities	7,602	12,090
Total liabilities	$1,930,172	$2,030,683
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 114,113,096 and 117,297,222 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	114	117
Paid-in capital in excess of par	1,909,063	1,946,253
Distributable earnings (loss)	(454,348)	(373,670)
Total net assets	$1,454,829	$1,572,700
Total liabilities and net assets	$3,385,001	$3,603,383
Net asset value per share	$12.75	$13.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$81,197	$97,917	$246,461	$289,185
Payment-in-kind income	6,854	9,961	23,287	34,452
Other income	1,247	794	3,097	2,427
Dividend income	—	1	—	1
From non-controlled affiliated investments:
Interest income	1,387	1,218	4,017	2,708
Dividend income	225	468	606	1,650
Payment-in-kind income	643	20	1,910	85
Other income	43	34	128	65
Total investment income	$91,596	$110,413	$279,506	$330,573
Expenses:
Interest and other debt expenses	$28,079	$29,298	$82,800	$86,015
Management fees	8,179	8,855	25,268	26,452
Incentive fees	7,051	—	22,381	10,882
Professional fees	698	1,335	2,443	3,651
Directors’ fees	206	207	620	621
Other general and administrative expenses	1,166	1,046	3,482	3,143
Total expenses	$45,379	$40,741	$136,994	$130,764
Net investment income before taxes	$46,217	$69,672	$142,512	$199,809
Income tax expense, including excise tax	$907	$1,490	$3,135	$3,809
Net investment income after taxes	$45,310	$68,182	$139,377	$196,000
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$5,418	$(83,796)	$(86,449)	$(131,446)
Non-controlled affiliated investments	—	—	(33,824)	(2,015)
Foreign currency and other transactions	19	60	483	4,504
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(20,690)	56,413	60,170	(34,705)
Non-controlled affiliated investments	(6,587)	(352)	19,462	(1,814)
Foreign currency forward contracts	63	(377)	(207)	(191)
Foreign currency translations and other transactions	1,221	(2,813)	(3,344)	(4,968)
Net realized and unrealized gains (losses)	$(20,556)	$(30,865)	$(43,709)	$(170,635)
(Provision) benefit for taxes on realized gain/loss on investments	$(49)	$(189)	$(121)	$(333)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(47)	—	288
Net increase (decrease) in net assets from operations	$24,705	$37,081	$95,547	$25,320
Weighted average shares outstanding	114,398,468	116,942,390	116,289,596	113,805,819
Basic and diluted net investment income per share	$0.40	$0.58	$1.20	$1.72
Basic and diluted earnings (loss) per share	$0.22	$0.32	$0.82	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net assets at beginning of period	$1,513,389	$1,595,894	$1,572,700	$1,601,825
Increase (decrease) in net assets from operations:
Net investment income	$45,310	$68,182	$139,377	$196,000
Net realized gain (loss)	5,437	(83,736)	(119,790)	(128,957)
Net change in unrealized appreciation (depreciation)	(25,993)	52,871	76,081	(41,678)
(Provision) benefit for taxes on realized gain/loss on investments	(49)	(189)	(121)	(333)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(47)	—	288
Net increase (decrease) in net assets from operations	$24,705	$37,081	$95,547	$25,320
Distributions to stockholders from:
Distributable earnings	$(58,198)	$(52,723)	$(176,225)	$(155,704)
Total distributions to stockholders	$(58,198)	$(52,723)	$(176,225)	$(155,704)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$—	$3,908	$—	$109,192
Reinvestment of stockholder distributions	—	1,928	—	5,455
Repurchases of common stock (including commissions and direct acquisition costs)	(25,067)	—	(37,193)	—
Net increase (decrease) in net assets from capital transactions	$(25,067)	$5,836	$(37,193)	$114,647
Total increase (decrease) in net assets	$(58,560)	$(9,806)	$(117,871)	$(15,737)
Net assets at end of period	$1,454,829	$1,586,088	$1,454,829	$1,586,088
Distributions per share	$0.51	$0.45	$1.52	$1.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$95,547	$25,320
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(612,216)	(756,664)
Payment-in-kind interest capitalized	(25,897)	(41,244)
Investments in affiliated money market fund, net	(7,455)	(1,527)
Proceeds from sales of investments and principal repayments	893,248	621,415
Net realized (gain) loss on investments	120,273	133,461
Net change in unrealized (appreciation) depreciation on investments	(79,632)	36,519
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	61	215
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	30	—
Amortization of premium and accretion of discount, net	(17,162)	(20,038)
Amortization of deferred financing and debt issuance costs	6,147	6,471
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	2,593	5,745
(Increase) decrease in other assets	(1,970)	(1,136)
Increase (decrease) in interest and other debt expenses payable	(13,842)	(5,513)
Increase (decrease) in management fees payable	(601)	147
Increase (decrease) in incentive fees payable	721	(13,041)
Increase (decrease) in accrued expenses and other liabilities	(4,285)	(796)
Net cash provided by (used for) operating activities	$355,560	$(10,666)
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$—	$109,932
Offering costs paid	(229)	(431)
Repurchases of common stock (including commissions and direct acquisition costs)	(37,166)	—
Distributions paid	(174,235)	(146,830)
Deferred financing and debt issuance costs paid	(9,074)	(8,178)
Borrowings on debt	1,366,386	883,564
Repayments of debt	(1,448,000)	(827,997)
Secured borrowings	—	1,224
Net cash provided by (used for) financing activities	$(302,318)	$11,284
Net increase (decrease) in cash	$53,242	$618
Effect of foreign exchange rate changes on cash	146	(24)
Cash, beginning of period	61,795	52,363
Cash, end of period	$115,183	$52,957
Supplemental and non-cash activities
Interest expense paid	$87,875	$82,658
Accrued but unpaid excise tax expense	$3,393	$4,509
Accrued but unpaid distributions	$54,774	$52,723
Reinvestment of stockholder distributions	$—	$5,455
Exchange of investments	$98,844	$202,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Debt Investments - 216.4%
Canada - 7.3%
1st Lien/Senior Secured Debt - 7.3%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	9.05%	S + 4.75%	11/01/30		$14,456	$14,234	$14,420	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.80%	C + 4.75%	11/01/30	CAD	7,851	5,574	5,627	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.74%	C + 4.75%	11/01/30	CAD	1,940	26	33	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	9.05%	S + 4.75%	11/01/30		1,735	1,708	1,731	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	9.43%	C + 5.75%	11/01/30	CAD	776	108	109	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 5.75%	11/01/30	CAD	518	(8)	(1)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.66%	S + 6.00%	02/01/27		13,488	13,451	13,420	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.66%	S + 6.00%	02/01/27		1,294	692	685	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.14%	S + 6.00%	02/01/27		730	118	114	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	09/26/32	CAD	25,305	—	—	(6) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	09/26/32	CAD	4,866	—	—	(6) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	09/26/32	CAD	3,476	—	—	(6) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.70%	C + 5.25%	06/30/31	CAD	45,804	33,153	32,419	(6) (7) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	9,957	(52)	(107)	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.70%	C + 5.25%	06/30/31	CAD	6,638	744	724	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	9.40%	S + 5.25%	11/06/28		5,641	5,592	5,612	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	9.40%	S + 5.25%	11/06/28		8,605	8,554	8,562	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 5.25%	11/06/28		1,260	(6)	(6)	(6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.51%	S + 6.25%	05/25/27		21,167	21,026	21,008	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(19)	(25)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	10.42%	S + 6.25%	11/23/28		867	854	858	(6) (7) (8)
iWave Information Systems, Inc.	Software		S + 6.25%	11/23/28		438	(2)	(4)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							105,747	105,179
Total Canada							$105,747	$105,179
India - 1.2%
1st Lien/Senior Secured Debt - 1.2%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.70%	S + 4.50%	08/02/32		$17,615	$17,572	$17,571	(6) (8)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		6,249	(8)	(8)	(6) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		2,273	(5)	(5)	(6) (8) (9)
Total 1st Lien/Senior Secured Debt							17,559	17,558
Total India							$17,559	$17,558
United Kingdom - 2.3%
1st Lien/Senior Secured Debt - 2.3%
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.22%	SN + 8.00% (Incl. 0.50% PIK)	07/25/28	GBP	16,434	$19,835	$21,439	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.22%	SN + 8.00% (Incl. 0.50% PIK)	07/25/28	GBP	13,121	12,084	12,518	(6) (7) (8) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	08/12/32		15,890	—	—	(6) (8) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	08/12/32		2,755	—	—	(6) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	02/12/26	$2,388	$—	$—	(6) (8) (9)
Total 1st Lien/Senior Secured Debt						31,919	33,957
Total United Kingdom						$31,919	$33,957
United States - 205.6%
1st Lien/Senior Secured Debt - 195.3%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.19%	S + 5.00%	01/09/30	$955	$936	$941	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.19%	S + 5.00%	01/09/30	730	719	719	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.19%	S + 5.00%	01/09/30	326	323	321	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense		S + 5.00%	01/09/28	250	(3)	(4)	(6) (7) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.29%	S + 5.00%	01/09/30	59	59	58	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.00%	S + 5.00%	09/30/31	11,410	11,296	11,296	(6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	4,596	(23)	(23)	(6) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	2,706	(27)	(27)	(6) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.70%	S + 5.50%	04/19/30	8,055	7,924	7,893	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30	1,219	(19)	(24)	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	9.06%	S + 4.75%	08/02/32	13,203	13,073	13,071	(6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	4,042	(20)	(20)	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.92%	S + 4.75%	08/02/32	1,573	546	546	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	448	(4)	(4)	(6) (9)
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29	16,606	12,309	9,922	(6) (7) (10) (11)
Thrasio, LLC	Broadline Retail	14.58%	S + 10.26% PIK	06/18/29	5,352	5,284	5,218	(6) (7) (10)
Elemica Parent, Inc.	Chemicals	9.98%	S + 5.50%	09/18/26	6,731	6,650	6,630	(6) (7)
Elemica Parent, Inc.	Chemicals	9.88%	S + 5.50%	09/18/26	1,440	1,432	1,418	(6) (7)
Elemica Parent, Inc.	Chemicals	9.97%	S + 5.50%	09/18/26	1,320	1,308	1,300	(6) (7)
Elemica Parent, Inc.	Chemicals	9.83%	S + 5.50%	09/18/26	930	902	894	(6) (7) (9)
Elemica Parent, Inc.	Chemicals	9.97%	S + 5.50%	09/18/26	539	536	531	(6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.09%	S + 6.00%	12/16/26	12,064	11,897	11,461	(7)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.09%	S + 6.00%	12/16/26	1,838	1,798	1,746	(7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29	3,920	3,850	3,900	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.01%	S + 5.75%	08/01/29	2,172	2,145	2,107	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.01%	S + 5.75%	08/01/29	1,852	343	302	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29	1,191	1,167	1,185	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29	1,063	314	325	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29	591	580	588	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.76%	S + 6.50%	08/01/29	197	193	196	(6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.75%	S + 4.75%	09/24/31	5,866	5,792	5,792	(6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31	3,352	(42)	(42)	(6) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31	1,676	(21)	(21)	(6) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	9,880	9,049	9,042	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,457	3,426	3,423	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	584	97	96	(6) (7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.56%	S + 5.25%	02/07/31	9,403	9,249	9,356	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	9.56%	S + 5.25%	02/07/31		$4,210	$398	$414	(6) (7) (9)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 5.25%	02/07/31		1,264	(19)	(6)	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.71%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		8,675	8,471	8,567	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.16%	S + 5.00%	08/22/30		1,000	84	88	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.19%	S + 5.00%	08/22/31		499	302	303	(6) (7) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	9.91%	S + 5.75% PIK	06/30/27		22,038	21,933	21,818	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.91%	S + 5.75%	06/30/27		10,543	10,514	10,491	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.75%	S + 5.75%	06/30/27		4,541	886	885	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.75%	S + 4.75%	12/15/31		19,478	19,300	19,283	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.96%	S + 4.75%	12/15/31		6,233	344	312	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.64%	S + 4.75%	12/15/31		2,649	506	503	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.45%	S + 5.25%	04/30/31		8,828	8,716	8,784	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.40%	S + 5.25%	04/30/31		3,276	505	512	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.41%	S + 5.25%	04/30/30		1,230	703	711	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/30		666	(5)	(3)	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.16%	S + 6.00%	05/01/29		24,844	24,713	24,471	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	10.16%	S + 6.00%	05/01/29		2,641	1,653	1,627	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29		2,201	(11)	(33)	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.56%	S + 5.25%	06/29/27		31,673	31,508	31,515	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.55%	S + 5.25%	06/29/27		9,619	9,520	9,571	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		944	(4)	(5)	(6) (7) (9)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32		6,733	6,667	6,666	(6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		2,056	(10)	(10)	(6) (9)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32		1,799	496	496	(6) (9)
ATX Networks Corp.	Communications Equipment		S + 7.00% PIK	09/01/26		4,341	3,719	1,215	(6) (7) (11)
ATX Networks Corp.	Communications Equipment	10.14%	S + 6.00% PIK	09/01/26		630	630	608	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	10.15%	S + 6.00% PIK	09/01/26		371	371	358	(6) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.60%	S + 4.50%	10/15/31		663	657	659	(6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.69%	S + 4.50%	10/15/31		245	119	119	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.70%	S + 4.50%	10/15/31		92	21	21	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.45%	S + 4.75%	10/24/30		11,321	11,219	11,264	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.34%	B + 4.75%	10/24/30	AUD	11,199	7,372	7,373	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 4.75%	10/24/30		1,132	(10)	(6)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31		10,130	10,085	10,079	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31		3,306	2,098	2,094	(6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(6)	(7)	(6) (7) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.00%	S + 6.00%	10/04/30		4,410	4,324	4,311	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(9)	(12)	(6) (7) (9)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.57%	S + 5.25%	11/01/30		44,456	43,875	43,789	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30	$5,208	$(66)	$(78)	(6) (7) (9)
Precision Concepts Parent Inc.	Containers & Packaging	8.95%	S + 4.75%	08/02/32	3,769	3,732	3,732	(6)
Precision Concepts Parent Inc.	Containers & Packaging		S + 4.75%	08/02/32	1,867	(9)	(9)	(6) (9)
Precision Concepts Parent Inc.	Containers & Packaging	8.95%	S + 4.75%	08/02/32	1,645	1,629	1,629	(6)
Precision Concepts Parent Inc.	Containers & Packaging		S + 4.75%	08/02/32	958	(9)	(10)	(6) (9)
A Place For Mom, Inc.	Diversified Consumer Services	9.66%	S + 5.50%	02/10/28	7,093	7,074	6,632	(7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.00%	S + 6.00%	04/26/29	8,179	8,054	7,974	(6) (7) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.31%	S + 6.00%	04/26/29	3,834	1,432	1,392	(6) (7) (9) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.26%	S + 6.00%	04/26/29	767	556	548	(6) (7) (9) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.02%	S + 5.00%	06/06/31	8,227	8,182	8,186	(6) (7)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	4,321	(21)	(22)	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.00%	S + 5.00%	06/06/31	852	11	22	(6) (7) (9)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	9.00%	S + 5.00%	06/06/31	835	35	38	(6) (7) (9)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.26%	S + 5.00%	11/01/28	889	860	884	(6) (7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28	86	(3)	—	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29	14,140	13,940	13,999	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29	6,283	(56)	(63)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29	4,747	4,678	4,700	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29	4,717	4,650	4,670	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29	2,340	(30)	(23)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29	2,217	2,182	2,195	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29	1,882	1,844	1,863	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.10%	S + 6.00%	12/15/26	18,455	18,374	17,809	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.10%	S + 6.00%	12/15/26	14,436	14,396	13,931	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.10%	S + 6.00%	12/15/26	7,606	7,565	7,339	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.16%	S + 6.00%	12/15/26	2,433	983	908	(6) (7) (9)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.25%	S + 5.25%	10/19/27	43,991	43,633	43,991	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.25%	S + 5.25%	10/19/27	8,798	8,722	8,798	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	4,399	(31)	—	(6) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.28%	S + 6.00%	07/06/27	17,089	4,020	4,022	(6) (7) (9) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.28%	S + 6.00%	07/06/27	10,449	10,364	10,371	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.28%	S + 6.00%	07/06/27	7,326	7,258	7,271	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(14)	(14)	(6) (7) (9) (10)
Splash Car Wash, Inc.	Diversified Consumer Services	9.03%	S + 5.00%	03/17/32	735	730	729	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	138	(1)	(1)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	123	(1)	(1)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services		S + 5.75%	07/25/28	1,649	(6)	(29)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.68%	S + 5.50%	07/25/28	950	830	830	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	210	210	210	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	33	33	33	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.30%	S + 5.00%	05/01/31	10,509	10,420	10,404	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	9.21%	S + 5.00%	05/01/31	2,758	1,525	1,512	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(12)	(16)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.51%	S + 6.25%	08/15/30	4,800	4,665	4,776	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.50%	S + 6.25%	08/15/30	2,043	86	91	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	$253	$(5)	$(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.56%	S + 4.25%	08/06/31	462	458	457	(6) (7)
Trystar, LLC	Electrical Equipment	8.29%	S + 4.25%	08/06/31	232	53	52	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.56%	S + 4.25%	08/06/31	185	183	183	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	116	(1)	(1)	(6) (7) (9)
Iracore International Holdings, Inc.	Energy Equipment & Services	13.15%	S + 9.00%	04/12/26	1,502	1,502	1,487	(7) (10)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	10.10%	S + 6.00%	12/31/27	28,300	28,047	28,158	(6) (7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	3,140	(24)	(16)	(6) (7) (9)
Streamland Media Midco LLC	Entertainment	9.76%	S + 6.50% (Incl. 10.06% PIK)	04/02/29	17,327	17,040	16,634	(6) (7)
Streamland Media Midco LLC	Entertainment	10.00%	S + 5.50% (Incl. 9.07% PIK)	04/02/29	2,409	2,408	2,313	(6) (7)
Streamland Media Midco LLC	Entertainment	9.82%	S + 5.50%	04/02/29	1,910	1,273	1,273	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	21,119	20,954	21,013	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	2,968	2,942	2,953	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,805	(21)	(14)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.12%	S + 5.00%	12/06/29	996	438	441	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.06%	S + 5.00%	12/06/29	921	907	916	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	558	(2)	(3)	(6) (7) (9)
Aria Systems, LLC	Financial Services	12.28%	S + 8.00%	06/30/26	26,522	26,436	26,389	(6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.81%	S + 4.50%	07/30/32	18,162	17,984	17,980	(6)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	2,270	(22)	(23)	(6) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(12)	(10)	(6) (7) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.28%	S + 6.00%	01/25/28	962	954	952	(6) (7)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	3,795	3,769	3,767	(6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	904	(3)	(7)	(6) (7) (9)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	301	(2)	(2)	(6) (7) (9)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	14,830	(53)	—	(6) (7) (9)
Computer Services, Inc.	Financial Services	9.42%	S + 5.25%	11/15/29	10,074	9,997	10,074	(6) (7)
Computer Services, Inc.	Financial Services	8.92%	S + 4.75%	11/15/29	9,906	9,823	9,856	(6) (7)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	8,178	—	—	(6) (9)
Computer Services, Inc.	Financial Services		S + 5.25%	11/15/29	3,717	—	—	(6) (9)
Computer Services, Inc.	Financial Services	9.42%	S + 5.25%	11/15/29	975	940	975	(6) (7)
Coretrust Purchasing Group LLC	Financial Services	9.41%	S + 5.25%	10/01/29	9,269	9,183	9,223	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	4,840	(37)	(24)	(6) (7) (9)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29	113	(2)	(1)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	9.48%	S + 5.25%	08/08/31	26,716	26,454	26,449	(6)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	8,905	(43)	(45)	(6) (9)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	2,968	(29)	(30)	(6) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.25%	S + 5.25%	05/25/28		$27,574	$27,415	$27,436	(6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.25%	S + 5.25%	05/25/28		2,382	784	782	(6) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.25%	S + 5.25%	05/25/28		1,843	678	677	(6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.50%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		20,108	19,915	18,298	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.50%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,223	4,174	3,843	(6) (7)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.66%	S + 5.50%	09/26/30		16,842	16,674	16,673	(6) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		936	(9)	(9)	(6) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.41%	S + 5.25%	02/24/31		12,961	12,854	12,896	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(15)	(9)	(6) (7) (9)
Eagle Family Foods Group LLC	Food Products	9.01%	S + 5.00%	08/12/30		862	854	853	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		101	(1)	(1)	(6) (7) (9)
Rubix Foods, LLC	Food Products	8.91%	S + 4.75%	04/30/31		23,150	22,930	22,918	(6) (7)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		1,792	(17)	(18)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.75%	S + 4.75%	12/11/30		10,100	9,964	9,999	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,674	(22)	(17)	(6) (7) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27		10,076	10,019	9,748	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.18%	S + 6.00%	12/06/27		5,526	5,509	5,402	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27		4,742	4,733	4,588	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27		4,344	4,333	4,203	(6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27		2,269	2,256	2,195	(6) (7) (12)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.60%	E + 5.50%	11/28/31	EUR	10,215	10,599	11,723	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		6,387	(61)	(144)	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.59%	E + 5.50%	11/28/31		5,128	3,748	3,679	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.77%	S + 5.50%	11/28/31		3,760	3,692	3,676	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.75%	S + 4.75%	06/21/27		21,087	20,861	20,876	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.75%	S + 4.75%	06/21/27		5,068	5,021	5,018	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.75%	06/21/27		4,094	(24)	(41)	(6) (7) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.75%	S + 4.75%	06/21/27		1,598	1,590	1,582	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	10.00%	S + 6.00% (Incl. 3.0% PIK)	02/28/31		24,430	24,128	23,453	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.50%	S + 5.50%	02/28/31		4,560	2,233	2,093	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies		S + 6.00% (Incl. 3.0% PIK)	02/28/30		3,426	(38)	(137)	(6) (7) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	9.57%	S + 5.25%	12/03/29		21,175	20,938	20,963	(6) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	9.56%	S + 5.25%	12/03/29		9,421	9,330	9,327	(6) (7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.40%	S + 7.25%	05/31/26		2,893	2,875	2,878	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.40%	S + 7.25%	05/31/26		1,023	885	957	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26		415	—	—	(7) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26		20,691	20,651	18,001	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	$3,592	$3,592	$3,125	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	2,129	2,129	1,852	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.16%	S + 5.00%	08/07/31	2,562	2,536	2,536	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	221	(3)	(2)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	99	(2)	(1)	(6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.10%	S + 5.75%	06/15/27	22,476	22,363	18,880	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.10%	S + 5.75%	06/15/27	372	370	312	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.85%	S + 5.75%	08/28/28	20,803	20,598	19,971	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.85%	S + 5.75%	08/28/28	2,190	2,169	2,102	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.85%	S + 5.75%	08/26/27	1,711	1,698	1,642	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	11.01%	S + 6.75%	06/13/28	2,749	2,699	2,722	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 6.75%	06/13/28	313	(5)	(3)	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	9.90%	S + 5.75%	10/15/27	23,443	23,254	23,385	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.90%	S + 5.75%	10/15/27	14,826	14,698	14,789	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	10,000	(34)	(25)	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	9.90%	S + 5.75%	10/15/27	9,812	9,711	9,788	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.00%	P + 4.75%	10/15/27	2,802	331	343	(6) (7) (9)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	22,009	21,985	20,028	(6) (7)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	11,750	11,735	10,693	(6) (7)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	9,049	9,039	8,234	(6) (7)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	6,449	6,440	5,869	(6) (7)
One GI LLC	Health Care Providers & Services	10.99%	S + 6.75%	12/22/25	3,610	3,606	3,285	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	31,510	31,509	23,711	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	8,721	8,721	6,563	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	6,969	6,969	5,244	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	1,874	1,874	1,411	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	9.33%	S + 5.00%	12/18/29	9,053	9,033	9,032	(6)
SpecialtyCare, Inc.	Health Care Providers & Services	8.12%	S + 3.75%	12/18/29	634	48	48	(6) (9)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	313	(2)	(2)	(6) (9)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	4,265	424	420	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	617	611	613	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	170	168	169	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	83	13	13	(6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.96%	S + 5.50%	12/21/26	21,046	20,943	20,520	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.96%	S + 5.50%	12/21/26	9,441	9,394	9,205	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.96%	S + 5.50%	12/21/26	7,317	7,278	7,134	(6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	3,023	(14)	(76)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% (Incl. 6.23% PIK)	03/18/27	$802	$793	$555	(6) (7) (10) (11)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	11.23%	S + 7.00% PIK	03/18/27	94	96	95	(6) (7) (9) (10) (12)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.70%	S + 4.50%	08/02/32	33,523	33,441	33,439	(6)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	11,363	(14)	(14)	(6) (9)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	3,977	(10)	(10)	(6) (9)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	10.20%	S + 6.00%	08/28/30	39,525	38,746	38,735	(6)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	10.00%	S + 6.00%	08/28/30	1,582	127	127	(6) (9)
Businessolver.com, Inc.	Health Care Technology	9.60%	S + 5.50%	12/01/27	18,016	17,939	17,926	(6) (7)
Businessolver.com, Inc.	Health Care Technology	9.60%	S + 5.50%	12/01/27	2,704	2,209	2,202	(6) (7) (9)
ESO Solutions, Inc.	Health Care Technology	10.95%	S + 6.75%	05/03/27	39,908	39,646	39,708	(6) (7)
ESO Solutions, Inc.	Health Care Technology	10.95%	S + 6.75%	05/03/27	4,498	4,445	4,476	(6) (7)
ESO Solutions, Inc.	Health Care Technology	10.95%	S + 6.75%	05/03/27	3,620	3,599	3,602	(6) (7)
Experity, Inc.	Health Care Technology	10.00%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	597	596	592	(6) (7)
Experity, Inc.	Health Care Technology		S + 6.00% (Incl. 3.25% PIK)	02/24/28	81	—	(1)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.50%	S + 5.50%	06/24/26	15,202	15,122	15,202	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.50%	S + 5.50%	06/24/26	2,667	2,663	2,667	(6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,880	(10)	—	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.50%	S + 5.50%	06/24/26	994	992	994	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.80%	S + 5.00%	05/11/29	12,149	12,004	11,967	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.03%	S + 5.00%	05/11/29	1,554	1,535	1,531	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,490	(13)	(22)	(6) (7) (9)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	234	142	155	(6) (7) (10) (11)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.41%	S + 4.25%	05/19/32	5,348	5,323	5,321	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	2,815	—	(14)	(6) (7) (9)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	(5)	(6)	(6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	10.00%	S + 6.00%	09/30/31	22,988	22,758	22,758	(6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	3,284	(33)	(33)	(6) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.70%	S + 5.50%	12/30/26	56,720	56,405	56,153	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(24)	(78)	(6) (7) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.70%	S + 5.50%	12/30/26	905	902	896	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	9.70%	S + 5.50%	12/30/26	905	902	896	(6) (7)
WebPT, Inc.	Health Care Technology	10.55%	S + 6.25%	01/18/28	25,000	24,211	23,000	(6) (7)
WebPT, Inc.	Health Care Technology	10.55%	S + 6.25%	01/18/28	5,506	5,468	5,065	(6) (7)
WebPT, Inc.	Health Care Technology	10.61%	S + 6.25%	01/18/28	2,617	2,253	2,071	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.60%	S + 6.25%	01/18/28	2,198	2,181	2,022	(6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.29%	S + 5.00%	04/14/31	10,903	10,775	10,767	(6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	9.32%	S + 5.00%	04/14/31	2,522	446	431	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	$1,261	$(15)	$(16)	(6) (7) (9)
CURiO Brands LLC	Household Products	9.25%	S + 5.25%	04/02/31	802	794	794	(6) (7)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	131	(1)	(1)	(6) (7) (9)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	65	(1)	(1)	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	38,080	37,807	34,653	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	7,265	7,265	6,611	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	5,792	5,792	5,271	(6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	4,483	4,208	3,804	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50% PIK	08/11/27	3,685	(25)	(332)	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/31	674	668	671	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/31	285	151	151	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.25%	S + 5.25%	07/24/30	53	17	17	(6) (7) (9)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	18,973	18,300	18,262	(6) (7)
Ark Data Centers, LLC	IT Services	8.75%	S + 4.75%	11/27/30	8,500	8,349	8,309	(6) (7)
Ark Data Centers, LLC	IT Services	9.02%	S + 4.75%	11/27/30	5,000	1,096	1,038	(6) (7) (9)
Ark Data Centers, LLC	IT Services	8.86%	S + 4.75%	11/27/30	1,500	574	566	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.41%	S + 5.25%	10/02/29	3,352	3,303	3,335	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	9.41%	S + 5.25%	10/02/29	1,184	1,169	1,178	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	882	(6)	(4)	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	706	(10)	(4)	(6) (7) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.50%	S + 4.50%	06/03/32	20,110	20,019	20,010	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,009	(9)	(10)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	371	—	(2)	(6) (9)
US Signal Company, LLC	IT Services	9.77%	S + 5.50%	09/04/29	6,842	6,786	6,774	(6) (7)
US Signal Company, LLC	IT Services	9.93%	S + 5.50%	09/04/29	2,105	1,036	1,032	(6) (7) (9)
US Signal Company, LLC	IT Services	9.84%	S + 5.50%	09/04/29	1,053	518	516	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	3,857	3,847	3,837	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	439	(1)	(2)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	369	365	368	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	302	300	301	(6) (7)
Xactly Corporation	IT Services	10.55%	S + 6.25%	07/30/27	62,025	61,562	61,405	(6) (7)
Xactly Corporation	IT Services		S + 6.25%	07/30/27	3,874	(25)	(39)	(6) (7) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.91%	S + 6.75%	07/18/28	4,110	4,038	4,069	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.91%	S + 6.75%	07/18/28	532	523	527	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products		S + 6.75%	07/18/28	269	(4)	(3)	(6) (7) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.00%	S + 5.00%	06/30/32	14,611	14,468	14,464	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	2,684	(13)	(27)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32		$2,236	$(22)	$(22)	(6) (7) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.81%	S + 4.50%	08/20/31		810	803	806	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30		138	(1)	(1)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.91%	S + 4.75%	12/02/31		14,347	14,216	14,203	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%	12/02/31		3,721	(16)	(37)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.91%	S + 4.75%	12/02/31		1,860	77	74	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.75%	S + 4.75%	12/26/31		19,762	19,580	19,564	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.94%	S + 4.75%	12/26/31		5,086	1,233	1,211	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.80%	S + 4.75%	12/26/31		2,546	1,006	1,003	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.50%	S + 4.50%	07/01/31		552	545	547	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.27%	S + 4.50%	07/01/30		148	29	29	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.50%	S + 4.50%	07/01/31		148	28	28	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.50%	S + 4.50%	07/01/31	EUR	137	145	159	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	9.95%	S + 5.75%	09/03/30		9,089	8,888	8,999	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	9.86%	S + 5.75%	08/31/28		1,792	1,050	1,066	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media	10.06%	S + 5.75%	09/03/30		1,067	1,048	1,056	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30		835	(16)	(8)	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30		348	(7)	(3)	(6) (7) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	9.25%	S + 5.25%	06/30/31		3,733	3,679	3,677	(6) (7) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		811	(6)	(12)	(6) (7) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.25%	S + 7.25% (Incl. 10.25% PIK)	12/17/29		18,738	18,565	15,084	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.25%	S + 7.25% (Incl. 10.25% PIK)	06/18/29		2,029	2,009	1,633	(6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29		25,952	25,475	25,952	(6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29		4,622	4,601	4,622	(6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29		1,344	170	179	(6) (7) (9)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29		1,201	1,192	1,201	(6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29		538	528	538	(6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29		429	421	429	(6) (7)
Diligent Corporation	Professional Services	9.20%	S + 5.00%	08/02/30		58,189	57,831	57,753	(6) (7)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30		13,585	(79)	(102)	(6) (7) (9)
Diligent Corporation	Professional Services	9.20%	S + 5.00%	08/02/30		9,975	9,914	9,900	(6) (7)
Diligent Corporation	Professional Services	9.20%	S + 5.00%	08/02/30		7,450	776	764	(6) (7) (9)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29		912	901	894	(6) (7)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29		75	37	36	(6) (7) (9)
iCIMS, Inc.	Professional Services	10.07%	S + 5.75%	08/18/28		47,432	47,024	45,298	(6) (7)
iCIMS, Inc.	Professional Services	10.07%	S + 5.75%	08/18/28		4,199	1,139	987	(6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.06%	S + 5.75%	11/30/27		16,881	16,731	16,796	(6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.16%	S + 5.75%	11/30/27	$16,606	$16,465	$16,523	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.00%	P + 4.75%	11/30/27	2,992	451	459	(6) (7) (9)
Pluralsight, Inc.	Professional Services	11.70%	S + 7.50% PIK	08/22/29	16,396	15,456	15,740	(6) (7) (10)
Pluralsight, Inc.	Professional Services	8.70%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	9,799	9,721	9,701	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	6,046	—	(60)	(6) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.70%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,900	4,900	4,851	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,418	—	(24)	(6) (7) (9) (10)
Westwood Professional Services Inc.	Professional Services	8.50%	S + 4.50%	09/19/31	9,760	9,673	9,662	(6) (7)
Westwood Professional Services Inc.	Professional Services	8.50%	S + 4.50%	09/19/31	2,851	949	936	(6) (7) (9)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	1,479	(13)	(15)	(6) (7) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.93%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	37,100	36,834	34,874	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.97%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	12,008	11,942	11,287	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.93%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,380	11,320	10,697	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	8.75%	S + 4.75%	02/10/27	3,358	3,351	3,337
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.70%	S + 6.50%	07/01/27	75,516	75,516	74,761	(6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(6) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.70%	S + 6.50%	07/01/27	6,153	6,083	6,092	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.29%	S + 6.00%	03/10/27	2,837	2,816	2,589	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,220	(8)	(107)	(6) (7) (9)
Accommodations Plus Technologies LLC	Software	8.70%	S + 4.50%	05/28/32	15,519	15,369	15,364	(6) (7)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	2,394	(23)	(24)	(6) (7) (9)
Acquia, Inc.	Software	10.43%	S + 6.00%	10/30/26	42,164	41,900	41,743	(6) (7)
Acquia, Inc.	Software	10.43%	S + 6.00%	10/30/26	10,554	10,486	10,448	(6) (7)
Acquia, Inc.	Software	10.45%	S + 6.00%	10/30/26	3,268	3,253	3,235	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.66%	S + 4.50%	08/29/31	7,167	7,104	7,095	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	1,433	(6)	(14)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	896	(8)	(9)	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.32%	S + 7.00%	12/31/26	39,210	39,011	38,328	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.32%	S + 8.00%	12/31/26	13,403	13,392	13,258	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.32%	S + 8.00%	12/31/26	12,500	12,500	12,375	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.32%	S + 8.00%	12/31/26	6,600	6,600	6,534	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.35%	S + 7.00%	12/31/26	4,570	3,636	3,553	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.32%	S + 8.00%	12/31/26	2,339	2,339	2,316	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	2,890	2,836	2,876	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	189	188	189	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.00%	S + 5.00%	07/01/30	183	180	182	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.25%	S + 4.25%	07/28/31	10,567	10,475	10,514	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/28/31	2,586	(11)	(13)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30	1,256	(10)	(6)	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.25%	07/26/30		$591	$(5)	$(3)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.50%	S + 4.50%	07/14/31		600	595	594	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31		286	(1)	(3)	(6) (7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31		114	(1)	(1)	(6) (7) (8) (9)
CloudBees, Inc.	Software	11.28%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		30,813	30,323	30,813	(6) (7)
CloudBees, Inc.	Software	11.28%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		13,167	12,947	13,167	(6) (7)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26		5,342	5,308	5,302	(6) (7)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26		786	656	655	(6) (7) (9)
Convenient Payments Acquisition, Inc.	Software	10.17%	S + 6.00%	12/31/26		393	83	82	(6) (7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	10.91%	S + 6.75%	11/08/30		3,631	3,558	3,595	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(7)	(4)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.75%	07/30/32		27,767	—	—	(6) (9)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	08/19/32		6,574	—	—	(6) (9)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	07/30/29		2,450	—	—	(6) (9)
Gainsight, Inc.	Software	10.60%	S + 6.25%	07/30/27		29,079	28,910	28,933	(6) (7)
Gainsight, Inc.	Software		S + 6.25%	07/30/27		5,708	(30)	(29)	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.06%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		11,876	11,783	11,876	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.56%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		2,490	2,473	2,477	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		P + 4.25%	01/17/31		1,645	(13)	(8)	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		279	(2)	(6)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software	8.91%	S + 4.75%	03/12/32		788	780	780	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		113	(1)	(1)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32		79	(1)	(1)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.50%	S + 4.50%	09/27/32		26,103	25,907	25,907	(6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32		6,328	(24)	(24)	(6) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		3,164	(24)	(24)	(6) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		1,424	(11)	(11)	(6) (9)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		12,786	—	—	(6) (9)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		3,326	—	—	(6) (9)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		1,996	—	—	(6) (9)
NAVEX TopCo, Inc.	Software	9.41%	S + 5.25%	11/08/30		9,052	8,908	9,030	(7)
NAVEX TopCo, Inc.	Software		S + 5.25%	11/09/28		810	(10)	(2)	(7) (9)
NC Topco, LLC (dba NContracts)	Software	8.66%	S + 4.50%	09/01/31		36,101	35,790	35,740	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		10,274	(44)	(103)	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		4,110	(35)	(41)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.64%	N + 4.50%	05/03/29	NOK	53,835	5,034	5,368	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.82%	S + 4.50%	05/03/29		31,667	9,500	9,342	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.50%	S + 4.50%	05/03/29		21,786	21,714	21,677	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.50%	S + 4.50%	05/03/29		7,214	7,214	7,178	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
North Star Acquisitionco, LLC (dba Everway)	Software	8.56%	S + 4.50%	05/03/29		$5,100	$4,800	$4,791	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		4,836	(15)	(24)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.47%	SN + 4.50%	05/03/29	GBP	2,456	3,120	3,287	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.50%	S + 4.50%	05/03/29		661	661	657	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.62%	S + 4.50%	05/03/29		529	199	197	(6) (7) (8) (9)
Onyx CenterSource, Inc.	Software	9.69%	S + 5.25%	12/14/29		13,849	13,576	13,710	(6) (7)
Onyx CenterSource, Inc.	Software	9.69%	S + 5.25%	12/14/29		1,047	957	966	(6) (7) (9)
Pioneer Buyer I, LLC	Software	10.00%	S + 6.00%	11/01/28		30,524	30,287	30,448	(6) (7)
Pioneer Buyer I, LLC	Software		S + 6.00%	11/01/27		4,300	(30)	(11)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	9.00%	S + 5.00%	12/17/31		12,136	12,025	12,045	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		3,030	(13)	(23)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31		1,515	(13)	(11)	(6) (7) (9)
Singlewire Software, LLC	Software	9.00%	S + 5.00%	05/10/29		690	676	683	(6) (7)
Singlewire Software, LLC	Software		S + 5.00%	05/10/29		129	(2)	(1)	(6) (7) (9)
Smarsh, Inc.	Software	8.75%	S + 4.75%	02/16/29		35,000	34,711	34,650	(6) (7)
Smarsh, Inc.	Software	8.85%	S + 4.75%	02/16/29		5,000	1,365	1,350	(6) (7) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(28)	(33)	(6) (7) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(10)	(33)	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.50%	S + 4.50%	07/02/29		52,822	52,311	52,294	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.50%	S + 4.50%	07/02/29		7,398	1,657	1,644	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	8.75%	S + 4.75%	01/30/32		16,176	16,026	16,014	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32		6,757	(31)	(68)	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	9.84%	S + 4.75%	01/30/32		2,027	657	655	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31		21,475	(50)	(107)	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31		16,945	16,801	16,945	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31		9,285	6,493	6,562	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30		2,178	(17)	—	(6) (7) (9)
Ortholite, LLC	Textiles, Apparel & Luxury Goods	10.41%	S + 6.25%	09/29/27		5,663	5,534	5,635	(6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30		16,308	15,989	15,981	(6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30		12,916	8,919	8,882	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.50%	S + 5.50% (Incl. 2.25% PIK)	12/31/29		25,951	25,649	24,070	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.25%	S + 5.25%	12/31/29		2,988	743	560	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.50%	S + 5.50%	12/31/29		1,798	192	73	(6) (7) (9)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.00%	S + 5.00% (Incl. 1.75% PIK)	04/09/30		44,360	44,299	43,695	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30		2,601	(3)	(39)	(6) (7) (9)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.25%	S + 5.25%	06/23/31		5,940	5,863	5,881	(6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors	9.34%	S + 5.25%	06/23/31		3,318	3,274	3,285	(6) (7)
United Flow Technologies Intermediate Holdco II, LLC	Trading Companies & Distributors		S + 5.25%	06/21/30		667	(8)	(7)	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27		3,922	1,100	1,088	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	$3,912	$3,878	$3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	3,912	3,878	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	2,445	2,424	2,421	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	490	(4)	(5)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt						2,895,640	2,841,694
1st Lien/Last-Out Unitranche (13) - 6.4%
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 9.06% PIK)	04/02/29	$16,732	$14,918	$12,256	(6) (7) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	11.31%	S + 7.00%	07/07/28	19,504	19,221	19,211	(6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.31%	S + 7.00%	07/07/28	12,678	7,691	7,501	(6) (7) (9)
EDB Parent, LLC (dba Enterprise DB)	Software	11.25%	S + 7.00%	07/07/28	4,720	4,665	4,649	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.41%	S + 6.25%	12/07/28	6,255	6,212	6,224	(6) (7)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.41%	S + 6.25%	12/07/28	3,745	3,303	3,309	(6) (7) (9)
K2 Towers III, LLC	Wireless Telecommunication Services	10.57%	S + 6.55%	12/06/28	10,000	9,898	9,917	(6) (7) (9)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.93%	S + 4.76%	12/22/28	10,181	10,120	10,079	(6)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services		S + 4.76%	12/22/28	8,339	(66)	(83)	(6) (9)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.75%	S + 4.58%	02/01/29	9,428	9,359	9,380	(6) (7)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.75%	S + 4.58%	02/01/29	5,573	2,347	2,357	(6) (7) (9)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.41%	S + 7.00%	08/24/28	3,111	3,083	3,096	(6) (7)
Thor FinanceCo LLC (dba Harmoni Towers)	Wireless Telecommunication Services	11.37%	S + 7.00%	08/24/28	1,889	1,473	1,479	(6) (7) (9)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.99%	S + 3.75%	08/31/28	5,000	4,408	4,430	(6) (7) (9)
Total 1st Lien/Last-Out Unitranche						96,632	93,805
2nd Lien/Senior Secured Debt - 3.3%
MPI Products LLC	Automobile Components		12.00% PIK	10/15/25	$22,481	$20,247	$13,488	(7) (11)
MPI Products LLC	Automobile Components			10/15/25	7,412	—	—	(7) (14)
Wine.com, LLC	Beverages	16.52%	S + 12.00% PIK	04/03/27	12,881	13,164	13,267	(6) (7)
Wine.com, LLC	Beverages	16.49%	S + 12.00% PIK	04/03/27	3,667	2,896	6,489	(6) (7) (9) (15)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products			11/11/27	15,511	—	—	(6) (7) (14)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK	11/11/27	12,150	9,714	11,543	(6) (7) (11)
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	16,360	—	—	(6) (7) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,621	4,216	3,176	(6) (7) (14)
Total 2nd Lien/Senior Secured Debt						50,237	47,963
Unsecured Debt - 0.6%
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	$39,622	$—	$—	(6) (7) (11) (15)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	22,854	6,488	—	(6) (7) (11) (15)
Wine.com, Inc.	Beverages		S + 15.00% PIK	04/03/27	13,898	15,229	—	(6) (7) (11)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	14.15%	S + 10.00% PIK	05/31/26	1,325	482	1,216	(7)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	8,247	7,072	7,175	(7) (14)
Total Unsecured Debt						29,271	8,391
Total United States						$3,071,780	$2,991,853
Total Debt Investments						$3,227,005	$3,148,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Initial Acquisition Date(16)	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 3.3%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels		3,579,988	$9,237	$64	(8) (14)
Total Common Stock				9,237	64
Total Canada				$9,237	$64
United States - 3.3%
Common Stock - 1.5%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$621	(6) (7) (14)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(6) (7) (10) (14)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	5,395	(6) (7) (10) (14)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	1,651	(6) (7) (10) (14)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,687	(6) (7) (10) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	2,043	(6) (7) (14)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	2,793	(7) (10) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	—	(6) (7) (14)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	230	(7) (14)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(7) (10) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(6) (7) (10) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	1,330	(6) (7) (14)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	6,143	(6) (7) (10) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	71	(6) (7) (14)
Total Common Stock				44,307	21,964

Preferred Stock - 1.8%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (7) (14)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (7) (14)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	122	(6) (7) (14)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(7) (10) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(6) (7) (10) (14) (17)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services		202,383	8,698	8,696	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	17,329	(6) (7) (14)
Total Preferred Stock				33,101	26,147
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(6) (7) (14)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(6) (7) (14)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	211	(6) (7) (14)
Total Warrants				1,849	211
Total United States				$79,257	$48,322
Total Equity Securities				$88,494	$48,386
Total Investments - 219.7%				$3,315,499	$3,196,933
Investments in Affiliated Money Market Fund - 2.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares			32,693,213	$32,693	$32,693	(18) (19)
Total United States				$32,693	$32,693
Total Investments in Affiliated Money Market Fund				$32,693	$32,693
Total Investments and Investments in Affiliated Money Market Fund - 222.0%				$3,348,192	$3,229,626

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(3)
For Industry subtotal and percentage, see Note 4 "Investments."
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2025, 3 month E was 2.03%, 6 month E was 2.10%, 1 month S was 4.13%, 3 month S was 3.98%, 6 month S was 3.85%, 3 month SN was 3.97%, 3 month C was 2.45%, 3 month N was 4.00%, 1 month B was 3.54% and P was 7.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, the aggregate fair value of these securities is $307,368 or 9.1% of the Company’s total assets.
(9)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 8 “Commitments and Contingencies”.
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
(14)
Non-income producing security.
(15)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $3,209 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2025, the interest rate in effect for the secured borrowing was 16.49% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies".
(16)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $39,626 or 2.7% of the Company's net assets. The initial acquisition dates have been included for such securities.
(17)
Share amount rounds to less than 1.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(19)
The annualized seven-day yield as of September 30, 2025 is 4.03%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	$(245)
Total Foreign Currency Forward Contracts				$(245)

Interest Rate Swaps

Counterparty	Hedged Item	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation (Depreciation)
Bank of America	2027 Notes	6.38%	S + 2.80%	Semiannual	03/11/27	$400,000	$133	$—	$133
Bank of America	2030 Notes	5.65%	S + 2.36%	Semiannual	08/09/30	400,000	(2,794)	—	(2,794)
Total Interest Rate Swaps						$800,000	$(2,661)	$—	$(2,661)

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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $2,920 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the interest rate in effect for the secured borrowing was 16.75% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 "Significant Accounting Policies".
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 27, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Prepayment premiums	$—	$924	$655	$924
Accelerated amortization of upfront loan origination fees and unamortized discounts	$3,506	$2,833	$8,592	$7,765

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined in Note 3 “Significant Agreements and Related Party Transactions”) managed by the Investment Adviser.

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2025 was $450 and $2,256. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2024 was $995 and $4,059. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Company had certain investments held in eight portfolio companies on non-accrual status, which represented 2.5% and 1.5% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.5% and 2.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of September 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $115,183 and $61,795. Foreign currency of $4,314 and $4,969 (acquisition costs of $4,275 and $5,076) is included in cash as of September 30, 2025 and December 31, 2024.

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

Derivatives

The Company recognizes its derivatives at fair value. The unrealized appreciation (depreciation) on derivatives is recorded on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) and net of cash collateral received and posted in the Consolidated Statements of Assets and Liabilities when a legal right of setoff exists under an enforceable netting agreement. Any over-collateralized amounts posted or received are included in the Consolidated Statements of Assets and Liabilities as Other assets or Accrued expenses and other liabilities. Notional amounts and fair market values of derivatives are presented separately on the Consolidated Schedules of Investments.

From time to time, the Company enters into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting for foreign currency forward contracts and, as such, the Company records changes in fair value of its foreign currency forward contracts in the net change in unrealized appreciation (depreciation) from foreign currency forward contracts in the Consolidated Statements of Operations.

Additionally, the Company enters into interest rate swaps to more closely align the interest rates of some of the Company’s fixed rate liabilities with its investment portfolio, which predominately consists of floating rate loans. The Company designated these interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting. Gains and losses on these interest rate swaps are included in Interest and other debt expenses in the Consolidated Statements of Operations and changes in the fair value of the hedged liabilities attributable to the risk being hedged (i.e. interest rate risk) are reported as an adjustment to the carrying value of the liabilities in the Consolidated Statements of Assets and Liabilities and also included in Interest and other debt expenses in the Consolidated Statements of Operations. See Notes 6 “Debt” and Note 7 “Derivatives” for further information about such fair value hedge accounting relationships.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties in Other general and administrative expenses in the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing its required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2025, the Company accrued excise taxes of $907 and $3,120. As of September 30, 2025, $3,393 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2024, the Company accrued excise taxes of $1,491 and $3,806.

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

For the three and nine months ended September 30, 2025, Management Fees amounted to $8,179 and $25,268. As of September 30, 2025, $8,179 remained payable. For the three and nine months ended September 30, 2024, Management Fees amounted to $8,855 and $26,452.

Incentive Fee

The incentive fee (the “Incentive Fee”) consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. The Incentive Fee is calculated as follows:

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

For the three and nine months ended September 30, 2025, Incentive Fees based on income amounted to $7,051 and $22,381. As of September 30, 2025, $7,051 remained payable. For the three and nine months ended September 30, 2024, Incentive Fees based on income amounted to $0 and $10,882.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $509 and $1,556. As of September 30, 2025, $524 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $539 and $1,577.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $10 and $24. As of September 30, 2025, $1 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $7 and $21.

Affiliates

Goldman Sachs owned 5.7% as of September 30, 2025 and 5.5% as of December 31, 2024 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$25,238	$991,177	$(983,722)	$—	$—	$32,693	$606
ABC Investment Holdco Inc. (dba ABC Plumbing)	11,551	947	(369)	—	(564)	11,565	850
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	(6,355)	6,355	—	—
Elah Holdings, Inc.	5,396	—	—	—	(1)	5,395	—
Iracore International Holdings, Inc.	7,015	—	—	—	(2,735)	4,280	153
Kawa Solar Holdings Limited	741	—	(614)	(4,567)	4,440	—	—
MedeAnalytics, Inc.	156	—	—	—	(1)	155	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	21,130	4,223	(1,847)	—	(169)	23,337	1,830
Thrasio Holdings, Inc.	17,738	565	—	—	(3,163)	15,140	568
SDB HOLDCO, LLC (dba Specialty Dental Brands)	814	48	(1)	—	(211)	650	59
Pluralsight, Inc.	42,214	1,564	(36)	—	(7,391)	36,351	2,595
Total Non-Controlled Affiliates	$131,993	$998,524	$(986,589)	$(33,824)	$19,462	$129,566	$6,661

For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,318,734	$(1,293,496)	$—	$—	$25,238	$1,380
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,883	(302)	—	(30)	11,551	713
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	(859)	—	(1,227)	7,015	807
Kawa Solar Holdings Limited	1,073	—	—	—	(332)	741	—
MedeAnalytics, Inc.	146	—	—	—	10	156	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,607	(602)	—	(19)	21,130	2,184
Thrasio, LLC	—	17,028	—	—	710	17,738	332
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	955	—	—	(141)	814	85
Pluralsight, Inc.	—	41,716	—	—	498	42,214	524
Total Non-Controlled Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were $2,296 and $1,088 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,050,865	$2,998,388	$3,301,746	$3,179,820
1st Lien/Last-Out Unitranche	96,632	93,805	168,709	165,905
2nd Lien/Senior Secured Debt	50,237	47,963	57,161	46,786
Unsecured Debt	29,271	8,391	39,124	16,790
Preferred Stock	33,101	26,147	35,513	31,246
Common Stock	53,544	22,028	69,480	34,290
Warrants	1,849	211	1,849	421
Total	$3,315,499	$3,196,933	$3,673,582	$3,475,258

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2025			December 31, 2024
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	18.9%		41.6%	19.5%		43.0%
Health Care Technology	9.9		21.7	7.3		16.1
Health Care Providers & Services	9.0		19.8	10.5		23.2
Professional Services	8.3		18.2	9.1		20.0
Financial Services	7.1		15.5	9.4		20.8
Commercial Services & Supplies	6.3		13.7	4.9		10.7
Diversified Consumer Services	6.0		13.2	6.4		13.9
IT Services	4.5		9.8	4.9		10.9
Real Estate Mgmt. & Development	4.4		9.7	4.0		8.9
Trading Companies & Distributors	3.2		7.0	2.8		6.3
Health Care Equipment & Supplies	3.1		6.7	2.7		6.0
Wireless Telecommunication Services	1.9		4.2	1.2		2.8
Entertainment	1.9		4.2	1.9		4.2
Machinery	1.6		3.6	1.0		2.3
Independent Power and Renewable Electricity Producers	1.6		3.5	1.4		3.2
Containers & Packaging	1.5		3.4	1.3		2.8
Oil, Gas & Consumable Fuels	1.2		2.5	—	(1)	—	(1)
Food Products	1.1		2.3	0.3		0.7
Chemicals	1.0		2.2	2.5		5.6
Construction & Engineering	1.0		2.2	0.6		1.3
Interactive Media & Services	0.8		1.9	2.0		4.5
Specialty Retail	0.7		1.6	0.6		1.3
Aerospace & Defense	0.7		1.5	0.3		0.7
Beverages	0.6		1.4	0.5		1.1
Pharmaceuticals	0.5		1.1	0.5		1.1
Broadline Retail	0.5		1.0	0.5		1.1
Air Freight & Logistics	0.4		0.9	—		—
Automobile Components	0.4		0.9	0.6		1.3
Building Products	0.4		0.8	0.2		0.3
Hotels, Restaurants & Leisure	0.3		0.8	1.9		4.2
Media	0.3		0.8	0.3		0.7
Textiles, Apparel & Luxury Goods	0.2		0.4	0.2		0.4
Capital Markets	0.2		0.4	0.2		0.4
Leisure Products	0.2		0.3	0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3	0.1		0.3
Energy Equipment & Services	0.1		0.3	0.2		0.4
Communications Equipment	0.1		0.1	0.1		0.2
Insurance	—	(1)	0.1	—	(1)	—	(1)
Household Products	—	(1)	0.1	—		—
Electrical Equipment(1)	—		—	—		—
Distributors	—		—	—	(1)	—	(1)
Total	100.0%		219.7%	100.0%		221.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2025	December 31, 2024
United States	95.1%	97.1%
Canada	3.3	2.0
United Kingdom	1.1	0.9
India	0.5	—
Germany	—	—	(1)
Singapore	—	—	(1)
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,645,839	Discounted cash flows	Discount Rate	7.4% - 26.8%	10.3%
	$38,699	Comparable multiples	EV/EBITDA(6)	6.0x - 10.0x	7.0x
	$10,077	Comparable multiples	EV/Revenue	0.4x - 0.8x	0.7x
1st Lien/Last-Out Unitranche	$71,553	Discounted cash flows	Discount Rate	8.0% - 11.1%	10.1%
	$12,256	Comparable multiples	EV/EBITDA(6)	—	8.9x
2nd Lien/Senior Secured Debt	$19,756	Discounted cash flows	Discount Rate	16.9% - 23.5%	21.3%
	$28,207	Comparable multiples	EV/EBITDA(6)	3.4x - 9.0x	6.2x
Unsecured Debt	$8,391	Discounted cash flows	Discount Rate	13.3% - 26.7%	15.2%
Equity
Preferred Stock	$8,696	Discounted cash flows	Discount Rate	—	19.7%
	$122	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$17,329	Comparable multiples	EV/Revenue	—	3.8x
Common Stock	$5,395	Discounted cash flows	Discount Rate	—	28.5%
	$9,096	Comparable multiples	EV/EBITDA(6)	3.5x - 13.5x	8.0x
	$7,473	Comparable multiples	EV/Revenue	1.5x - 7.3x	2.5x
Warrants	$211	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,808,914	Discounted cash flows	Discount Rate	7.7% - 33.0%	11.4%
	$25,157	Collateral analysis	Recovery Rate	17.5% - 100.0%	96.2%
	$1,178	Comparable multiples	EV/EBITDA(6)	—	6.7x
	$58,976	Comparable multiples	EV/Revenue	0.4x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$165,905	Discounted cash flows	Discount Rate	8.8% - 13.6%	12.6%
2nd Lien/Senior Secured Debt	$37,297	Discounted cash flows	Discount Rate	13.2% - 23.0%	20.5%
	$9,489	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	8.9x
Unsecured Debt	$16,204	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
	$586	Comparable multiples	EV/EBITDA(6)	—	7.3x
Equity
Preferred Stock	$14,320	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	$16,926	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.0%
	$13,209	Comparable multiples	EV/EBITDA(6)	4.5x - 13.5x	8.5x
	$15,561	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$421	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of September 30, 2025, included within the fair value of Level 3 assets of $3,173,534 is an amount of $290,434 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,745,539 or 87.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy:

	September 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$23,335	$2,975,053	$2,998,388	$—	$43,137	$3,136,683	$3,179,820
1st Lien/Last-Out Unitranche	—	—	93,805	93,805	—	—	165,905	165,905
2nd Lien/Senior Secured Debt	—	—	47,963	47,963	—	—	46,786	46,786
Unsecured Debt	—	—	8,391	8,391	—	—	16,790	16,790
Preferred Stock	—	—	26,147	26,147	—	—	31,246	31,246
Common Stock	64	—	21,964	22,028	124	—	34,166	34,290
Warrants	—	—	211	211	—	—	421	421
Affiliated Money Market Fund	32,693	—	—	32,693	25,238	—	—	25,238
Unrealized appreciation on interest rate swaps	—	133	—	133	—	—	—	—
Total Assets	$32,757	$23,468	$3,173,534	$3,229,759	$25,362	$43,137	$3,431,997	$3,500,496
Liabilities
Unrealized depreciation on interest rate swaps	$—	$(2,794)	$—	$(2,794)	$—	$—	$—	$—
Unrealized depreciation on foreign currency forward contracts	—	(245)	—	(245)	—	(38)	—	(38)
Total Liabilities	$—	$(3,039)	$—	$(3,039)	$—	$(38)	$—	$(38)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$3,136,683	$689,005	$(94,761)	$69,242	$(840,749)	$15,633	$—	$—	$2,975,053	$(15,988)
1st Lien/Last-Out Unitranche	165,905	28,184	—	(22)	(101,478)	1,216	—	—	93,805	(2,571)
2nd Lien/Senior Secured Debt	46,786	2,229	(9,031)	8,102	—	(123)	—	—	47,963	(929)
Unsecured Debt	16,790	221	(1,055)	1,453	(9,366)	348	—	—	8,391	333
Preferred Stock	31,246	8,698	4,717	(2,687)	(15,827)	—	—	—	26,147	419
Common Stock	34,166	6,393	(20,143)	3,735	(2,187)	—	—	—	21,964	(17,582)
Warrants	421	—	—	(210)	—	—	—	—	211	(210)
Total Assets	$3,431,997	$734,730	$(120,273)	$79,613	$(969,607)	$17,074	$—	$—	$3,173,534	$(36,528)
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$3,036,965	$947,274	$(132,482)	$(17,908)	$(747,139)	$17,763	$12,787	$—	$3,117,260	$(73,249)
1st Lien/Last-Out Unitranche	144,743	17,744	—	505	(308)	620	—	—	163,304	505
2nd Lien/Senior Secured Debt	66,562	10,131	—	5,293	(40,129)	1,028	—	—	42,885	6,250
Unsecured Debt	27,314	9,725	(2,025)	(18,373)	—	(327)	—	—	16,314	(22,094)
Preferred Stock	37,296	112	437	1,636	(9,334)	—	—	—	30,147	1,619
Common Stock	30,511	15,894	609	(7,136)	(4,206)	—	—	—	35,672	(5,284)
Warrants	244	—	—	117	—	—	—	—	361	117
Total Assets	$3,343,635	$1,000,880	$(133,461)	$(35,866)	$(801,116)	$19,084	$12,787	$—	$3,405,943	$(92,136)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2025	December 31, 2024
Revolving Credit Facility	3	$553,014	$674,628
2025 Notes	2	$—	$359,028
2026 Notes	2	$497,850	$489,250
2027 Notes	2	$409,480	$409,520
2030 Notes	2	$402,680	$—

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 178% and 181%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$1,142,557	$553,014	$1,695,000	$1,019,992	$674,628
2025 Notes	—	—	—	360,000	—	359,845
2026 Notes	500,000	—	499,440	500,000	—	498,010
2027 Notes	400,000	—	396,165	400,000	—	393,969
2030 Notes	400,000	—	392,162	—	—	—
Total Debt	$2,995,000	$1,142,557	$1,840,781	$2,955,000	$1,019,992	$1,926,452

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $457,674, in EUR of EUR 13,700, in GBP of GBP 18,950, in CAD of CAD 52,270 and in AUD of AUD 24,500. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $626,674, in EUR of EUR 10,500, in GBP of GBP 18,950, in CAD of CAD 8,520 and in AUD of AUD 12,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was 5.34% and for the year ended December 31, 2024 was 5.28%. The combined average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was $1,859,601 and for the year ended December 31, 2024 was $1,915,158.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2025, the Company was in compliance with these covenants.

Costs of $38,094 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, the unamortized deferred financing costs were $14,050 and $11,897.

The following table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$13,484	$12,617	$41,175	$41,746
Facility fees	845	1,019	2,384	2,725
Amortization of financing costs	821	824	2,442	2,461
Total	$15,150	$14,460	$46,001	$46,932
Weighted average interest rate	6.18%	7.33%	6.29%	7.35%
Average outstanding balance	$865,780	$685,103	$874,620	$758,550

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

The following table presents the components of the carrying value of the 2025 Notes:

	September 30, 2025	December 31, 2024
Principal amount of debt	$—	$360,000
Unamortized debt issuance costs	—	(155)
Carrying Value	$—	$359,845

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$—	$3,375	$1,463	$10,125
Amortization of debt issuance costs	—	348	155	1,037
Total	$—	$3,723	$1,618	$11,162

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

The following table presents the components of the carrying value of the 2026 Notes:

	September 30, 2025	December 31, 2024
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	(560)	(1,990)
Carrying Value	$499,440	$498,010

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$3,593	$3,593	$10,781	$10,781
Amortization of debt issuance costs	482	482	1,430	1,435
Total	$4,075	$4,075	$12,211	$12,216

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

In connection with the 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2027 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 2027 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 2027 Notes:

	September 30, 2025	December 31, 2024
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(3,973)	(6,031)
Cumulative hedging adjustments	138	—
Carrying Value	$396,165	$393,969

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$6,559	$6,375	$19,311	$14,167
Gain (loss) from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	(133)	—	(133)	—
Hedged item	138	—	138	—
Amortization of debt issuance costs	694	665	2,058	1,538
Total	$7,258	$7,040	$21,374	$15,705

2030 Notes

On September 9, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.650% unsecured notes due 2030 (the "2030 Notes"). The 2030 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2030 Notes bear interest at a rate of 5.650% per year, payable semi-annually, commencing on March 9, 2026. The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2030 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 2030 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 2030 Notes:

	September 30, 2025	December 31, 2024
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(5,069)	—
Cumulative hedging adjustments	(2,769)	—
Carrying Value	$392,162	$—

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$1,509	$—	$1,509	$—
Gain (loss) from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	2,794	—	2,794	—
Hedged item	(2,769)	—	(2,769)	—
Amortization of debt issuance costs	62	—	62	—
Total	$1,596	$—	$1,596	$—

7.
DERIVATIVES

From time to time, the Company enters into foreign currency forward contracts to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The Company enters into interest rate swaps to more closely align the interest rates of some of the Company’s fixed rate liabilities with its investment portfolio, which predominately consists of floating rate loans.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, as well as interest rate swaps, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be in good standing and by monitoring the financial stability of those counterparties.

The table below presents the average notional amounts, as an indicator for volume, for each derivative type:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign Currency Forward Contracts	$2,661	$9,197	$2,661	$8,329
Interest Rate Swaps	$300,000	$—	$120,000	$—

The table below presents the gross fair value of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the Consolidated Statements of Assets and Liabilities.

	September 30, 2025		December 31, 2024
	Derivative Asset	Derivative Liabilities	Derivative Asset	Derivative Liabilities
Not accounted for as hedges
Foreign currency forward contracts	$—	$(245)	$—	$(38)
Accounted for as hedges
Interest rate swaps	133	(2,794)	—	—
Total gross fair value	$133	$(3,039)	$—	$(38)
Counterparty netting	$(133)	$133	$—	$—
Cash collateral netting(1)	$—	$2,429	$—	$38
Net Amount(2)	$—	$(477)	$—	$—

(1)
Amount excludes excess cash collateral received or paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual offset rights under the agreement. Net amount excludes any over-collateralized amounts.

As the Company does not utilize hedge accounting for foreign currency forward contracts, the effect of transactions in foreign currency forward contracts on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gain (loss) on foreign currency forward contracts	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	63	(377)	(207)	(191)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$63	$(377)	$(207)	$(191)

Hedging

The Company designated its interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting.

For the interest rate swaps designated in qualifying fair value hedging relationships, the gains and losses on these interest rate swaps and the changes in the fair value of the hedged liabilities attributable to the risk being hedged (i.e. interest rate risk) are included in Interest and other debt expenses in the Consolidated Statements of Operations.

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate swaps	$(2,661)	$—	$(2,661)	$—
Hedged liabilities	2,631	—	2,631	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2025		December 31, 2024
	Carrying Value	Cumulative hedging adjustments	Carrying Value	Cumulative hedging adjustments
Hedged liabilities	$788,327	$(2,631)	$—	$—

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,220	$1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	2,546	3,152
Accommodations Plus Technologies LLC	2,394	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,914	3,555
AGS Health BCP Holdings, Inc. (dba AGS Health)	15,340	—
AGS Health BCP LLC (dba AGS Health)	8,522	—
AI Titan Parent, Inc. (dba Prometheus)	2,329	2,329
Airwavz Solutions, Inc.	3,285	—
AQ Helios Buyer, Inc. (dba SurePoint)	925	8,308
AQ Sunshine, Inc. (dba Relation Insurance)	169	271
Ark Data Centers, LLC	4,750	6,500
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	23,953	—
Aurora Acquireco, Inc. (dba AuditBoard)	400	400
Bayside Opco, LLC (dba Pro-PT)	415	415
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	3,776	3,776
BCTO Bluebill Buyer, Inc. (dba Ren)	2,270	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	1,424	—
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	1,038
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	2,228	2,676
Bullhorn, Inc.	1,165	1,344
Businessolver.com, Inc.	488	2,068
Celero Commerce LLC	1,205	—
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	3,140	3,140
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	5,940	2,760
Circustrix Holdings, LLC (dba SkyZone)	269	108
Clearcourse Partnership Acquireco Finance Limited	4,599	4,282
Coding Solutions Acquisition, Inc. (dba CorroHealth)	320	382
Computer Services, Inc.	26,706	14,830
Convenient Payments Acquisition, Inc.	432	—
Coretrust Purchasing Group LLC	4,953	4,953
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Holding Company (dba Intoxalock)	86	86
CURiO Brands LLC	196	—
Diligent Corporation	20,216	21,036
Eagle Family Foods Group LLC	101	101
Edition Holdings, Inc. (dba Enverus)	36,665	—
Elemica Parent, Inc.	22	—
Engage2Excel, Inc.	38	23
EnviroSmart, LLC (dba ES Integrated)	5,028	—
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,260	1,260
Experity, Inc.	81	67
Frontgrade Technologies Holdings Inc.	250	250
Frontline Road Safety Operations, LLC	1,221	—
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	8,623	2,340
Fullsteam Operations LLC	11,874	38,708
Gainsight, Inc.	5,708	2,736
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	196	307

	Unfunded Commitment Balances(1)
	September 30, 2025	December 31, 2024
GHA Buyer Inc. (dba Cedar Gate)	$1,880	$1,880
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,924	1,924
GS AcquisitionCo, Inc. (dba Insightsoftware)	2,745	3,819
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	1,588	1,588
Hamilton Thorne, Inc.	7,720	5,128
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	1,440	1,747
Highfive Dental Holdco, LLC	313	313
Honor HN Buyer, Inc	12,452	12,452
iCIMS, Inc.	3,023	3,359
Ideal Components Acquisition, LLC (dba Ideal Tridon)	4,920	—
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,490	1,445
iWave Information Systems, Inc.	438	438
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	11,129	—
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	811	—
Kene Acquisition, Inc. (dba Entrust)	5,039	5,039
KPA Parent Holdings, Inc.	191	—
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	1,090	1,400
Lobos Parent, Inc. (dba NEOGOV)	10,916	—
Mandrake Bidco, Inc. (dba Miratech)	138	138
ML Holdco, LLC (dba MeridianLink)	18,025	—
NAVEX TopCo, Inc.	810	810
NC Topco, LLC (dba NContracts)	14,384	14,384
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,806	4,164
Newtek Merchant Solutions, LLC (dba NewtekOne)	936	—
NFM & J, L.P. (dba the Facilities Group)	2,518	2,992
North Star Acquisitionco, LLC (dba Everway)	27,615	4,447
Octane Purchaser, Inc. (dba Office Ally)	3,941	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	5,208	5,208
Onyx CenterSource, Inc.	70	698
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	4,399	4,399
Paris US Holdco, Inc. (dba Precinmac)	5,488	5,581
PDDS Holdco, Inc. (dba Planet DDS)	3,284	6,156
Pioneer Buyer I, LLC	4,300	4,300
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	8,464
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	7,303	—
Precision Concepts Parent Inc.	2,825	—
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	1,875
Prophix Software Inc. (dba Pound Bidco)	1,214	1,703
PT Intermediate Holdings III, LLC (dba Parts Town)	2,601	3,059
QBS Parent, Inc. (dba Quorum Software)	2,379	1,910
Recorded Books Inc. (dba RBMedia)	1,891	749
Riverpoint Medical, LLC	4,094	3,275
Rocket Bidco, Inc. (dba Recochem)	2,176	2,029
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	5,342	7,069
Rubix Foods, LLC	1,792	—
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
SI Swan UK Bidco Limited (dba Sapiens International)	20,947	—
Singlewire Software, LLC	129	129
Smarsh, Inc.	10,267	4,333
Sonar Acquisitionco, Inc. (dba SimPRO)	1,132	9,811
Southeast Mechanical, LLC	14,839	17,279
SpecialtyCare, Inc.	896	—
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	235	279
SpendMend Holdings LLC	3,893	4,454
Splash Car Wash, Inc.	262	—
Spotless Brands, LLC	1,764	433
Streamland Media Midco LLC	637	—
Summit Buyer, LLC (dba Classic Collision)	26,376	7,864
Sundance Group Holdings, Inc. (dba NetDocuments)	5,680	4,361
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	2,834	3,498
Superman Holdings, LLC (dba Foundation Software)	2,667	4,794
Supreme Fitness Group NY Holdings, LLC	3,321	—

	Unfunded Commitment Balances(1)
	September 30, 2025	December 31, 2024
Sweep Purchaser LLC	$3,633	$4,541
TEI Intermediate LLC (dba Triumvirate Environmental)	7,978	8,570
Tropical Bidco, LLC (dba Tropical Cheese)	1,674	1,395
Trystar, LLC	295	349
United Flow Technologies Intermediate Holdco II, LLC	667	3,673
US Signal Company, LLC	1,579	3,158
USA DeBusk, LLC	3,925	3,772
USN Opco LLC (dba Global Nephrology Solutions)	3,023	2,118
Valet Waste Holdings, Inc. (dba Valet Living)	3,176	3,477
Vamos Bidco, Inc. (dba VIP)	8,108	—
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	3	12
VASA Fitness Buyer, Inc.	2,194	357
VisionSafe Holdings, Inc.	1,219	1,219
Volt Bidco, Inc. (dba Power Factors)	3,960	4,753
VRC Companies, LLC (dba Vital Records Control)	944	9,709
WebPT, Inc.	337	1,234
Wellness AcquisitionCo, Inc. (dba SPINS)	439	4,800
Westwood Professional Services Inc.	3,366	3,744
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	3,341	—
Xactly Corporation	3,874	3,874
Zarya HoldCo, Inc. (dba Eptura)	7,987	7,987
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	5,501	—
Zeus Company LLC	5,709	6,395
Acquia, Inc.	—	1,438
Arrow Buyer, Inc. (dba Archer Technologies)	—	487
ATX Networks Corp.	—	361
Capitol Imaging Acquisition Corp.	—	180
Chronicle Bidco Inc. (dba Lexitas)	—	30,522
CivicPlus LLC	—	1,217
CorePower Yoga LLC	—	682
Easy Mile Fitness, LLC	—	1,624
ESO Solutions, Inc.	—	1,086
Formulations Parent Corporation (dba Chase Corp)	—	835
Governmentjobs.com, Inc. (dba NeoGov)	—	21,273
HealthEdge Software, Inc.	—	1,682
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	1,524
Kaseya Inc.	—	1,643
LS Clinical Services Holdings, Inc (dba CATO)	—	440
Rubrik, Inc.	—	252
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	913
Total Vision LLC	—	1,270
Total 1st Lien/Senior Secured Debt	$617,552	$479,238

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$4,987	$1,852
EIP Consolidated, LLC (dba Everest Infrastructure)	417	1,000
K2 Towers III, LLC	33	714
Skyway Towers Intermediate LLC	8,339	3,150
Tarpon Towers II LLC	3,188	4,313
Thor FinanceCo LLC (dba Harmoni Towers)	400	1,144
Towerco IV Holdings, LLC	545	785
Total 1st Lien/Last-Out Unitranche	$17,909	$12,958
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$770
Total 2nd Lien/Senior Secured Debt	$770	$770
Total	$636,231	$492,966

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross Proceeds	$—	$4,034	$—	$111,043
Underwriting/Offering Expenses	—	(126)	—	(1,851)
Net Proceeds	$—	$3,908	$—	$109,192
Number of Shares Issued	—	285,037	—	7,226,857
Average Sales Price per Share	$—	$14.15	$—	$15.37

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Nine Months Ended September 30, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
May 7, 2025 (Supplemental)	May 30, 2025	June 13, 2025	$0.05	20,996	*
May 7, 2025 (Base)	June 30, 2025	July 28, 2025	$0.32	102,019	*
May 7, 2025 (Special)	June 30, 2025	July 28, 2025	$0.16	51,010	*
August 6, 2025 (Supplemental)	August 29, 2025	September 15, 2025	$0.03	11,190	*
August 6, 2025 (Base)	September 30, 2025	October 28, 2025	$0.32	134,411	*
August 6, 2025 (Special)	September 30, 2025	October 28, 2025	$0.16	67,206	*
For the Nine Months Ended September 30, 2024
February 21, 2024 (Base)	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024 (Base)	June 28, 2024	July 26, 2024	$0.45	132,515
August 8, 2024 (Base)	September 30, 2024	October 28, 2024	$0.45	135,282

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

For the three and nine months ended September 30, 2025, repurchases under the 2025 10b5-1 Plan were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	1,047,183	11.55	12,095	62,905
July	2,136,943	11.73	25,068	37,837
August	—	—	—	—
September	—	—	—	—
Total	3,184,126		$37,163

For the three and nine months ended September 30, 2025, the weighted average discount of cost of repurchase to net asset of shares repurchased were 10.0% and 10.9%, respectively.

For the three and nine months ended September 30, 2024, there was no 10b5-1 stock repurchase plan in effect.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in net assets from operations	$24,705	$37,081	$95,547	$25,320
Weighted average shares outstanding	114,398,468	116,942,390	116,289,596	113,805,819
Basic and diluted earnings (loss) per share	$0.22	$0.32	$0.82	$0.22

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Share Data:(1)
NAV, beginning of period	$13.41	$14.62
Net investment income	1.20	1.72
Net realized and unrealized gains (losses)(2)	(0.38)	(1.48)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments(3)	—	—
Net increase (decrease) in net assets from operations	0.82	0.24
Repurchases of common stock, including commissions and direct acquisition costs	0.04	—
Issuance of common stock, net of underwriting and offering costs	—	0.03
Distributions to common stockholders	(1.52)	(1.35)
Total increase (decrease) in net assets	(0.66)	(1.08)
NAV, end of period	$12.75	$13.54
Market price, end of period	$10.17	$13.76
Shares outstanding, end of period	114,113,096	117,161,940
Weighted average shares outstanding	116,289,596	113,805,819
Total return based on NAV(4)	9.04%	1.60%
Total return based on market value(5)	(3.61%)	3.04%
Supplemental Data/Ratio: (6)
Net assets, end of period	$1,454,829	$1,586,088
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.07%	3.14%
Ratio of interest and other debt expenses to average net assets	7.27%	7.17%
Ratio of net incentive fees to average net assets	1.96%	0.91%
Ratio of total expenses to average net assets	12.30%	11.22%
Ratio of net investment income to average net assets	12.23%	16.34%
Portfolio turnover	21%	24%

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

On November 5, 2025, the Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about January 27, 2026 to holders of record as of December 31, 2025. In addition, the Board declared a quarterly supplemental distribution of $0.04 per share payable on or about December 15, 2025 to holders of record as of November 28, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2025, we originated approximately $9.49 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, our 2.875% Notes due 2026 (the “2026 Notes”), our 6.375% Notes due 2027 (the “2027 Notes”) and our 5.650% Notes due 2030 (the “2030 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,050.87	$2,998.39	$3,301.75	$3,179.82
First Lien/Last-Out Unitranche	96.63	93.80	168.71	165.90
Second Lien/Senior Secured Debt	50.24	47.96	57.16	46.79
Unsecured Debt	29.27	8.39	39.12	16.79
Preferred Stock	33.10	26.15	35.51	31.25
Common Stock	53.54	22.03	69.48	34.29
Warrants	1.85	0.21	1.85	0.42
Total Investments	$3,315.50	$3,196.93	$3,673.58	$3,475.26

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.1%	11.1%	10.6%	13.8%
First Lien/Last-Out Unitranche(2) (3)	9.3	9.6	12.1	13.4
Second Lien/Senior Secured Debt(2)	9.9	8.0	12.7	16.1
Unsecured Debt(2)	3.5	4.1	3.9	9.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.8%	10.8%	10.1%	13.2%

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

As of September 30, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.8% and 10.8%, as compared to 10.1% and 13.2% as of December 31, 2024. The decrease in the total portfolio weighted average yield at fair value and the decrease in weighted average yield at fair value within First Lien/Senior Secured Debt were primarily due to the restructuring of Streamland Media Midco LLC. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield measured at amortized cost and fair value was driven by our 1st Lien/Last-Out Unitranche investment in Streamland Media Midco LLC being placed on non-accrual status and the exit of Doxim, Inc. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status, partially offset by the exit of Animal Supply Intermediate, LLC and Wine.com exit fee accruals. The decrease in weighted average yield at fair value was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status, partially offset by Wine.com exit fee accruals. Within Unsecured Debt, the decrease in weighted average yield at fair value was primarily driven by the exit of CivicPlus LLC, partially offset by Bayside Parent, LLC being restored back to accrual status.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	171	164
Percentage of performing debt bearing a floating rate(1)	99.4%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	10.3%	11.2%
Weighted average yield on debt and income producing investments, at fair value(3)	11.2%	14.1%
Weighted average leverage (net debt/EBITDA)(4)	5.8x	6.2x
Weighted average interest coverage(4)	1.9x	1.8x
Median EBITDA(4)	$70.85 million	$66.14 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 14.7% and 20.5% of total debt investments.

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

	As of
	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$9.03	0.3%	$—	—%
Grade 2	2,986.63	93.4	3,238.74	93.2
Grade 3	119.04	3.7	181.92	5.2
Grade 4	82.23	2.6	54.60	1.6
Total Investments	$3,196.93	100.0%	$3,475.26	100.0%

The increase in investments with a Grade 1 investment performance rating was primarily driven by an investment being upgraded from a Grade 2 investment performance rating due to a potential exit. The decrease in investments with a Grade 3 investment performance rating was primarily driven by the exit of an investment with a fair value of $36.92 million as well as investments with an aggregate fair value of $24.62 million being downgraded to a Grade 4 investment performance rating due to financial underperformance. The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $24.62 million being downgraded from a Grade 3 investment performance rating due to financial underperformance as mentioned above.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,231.94	97.5%	$3,508.72	95.5%
Non-accrual	83.56	2.5%	164.86	4.5
Total Investments	$3,315.50	100.0%	$3,673.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$442.65	$369.75
First Lien/Last-Out Unitranche	28.27	—
Unsecured Debt	—	7.07
Total	$470.92	$376.82
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$249.23	$319.50
First Lien/Last-Out Unitranche	107.26	0.10
Preferred Stock	15.83	9.33
Common Stock	2.19	0.12
Total	$374.51	$329.05
Net increase (decrease) in portfolio	$96.41	$47.77
Number of new portfolio companies with new investment commitments	13	15
Total new investment commitment amount in new portfolio companies	$310.44	$157.34
Average new investment commitment amount in new portfolio companies	$23.88	$10.49
Number of existing portfolio companies with new investment commitments	14	19
Total new investment commitment amount in existing portfolio companies	$160.48	$219.48
Weighted average remaining term for new investment commitments (in years)(2)	5.9	5.8
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.4%	10.1%
Weighted average yield on new investment commitments(5)	9.4%	9.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.2%	11.6%
Weighted average yield on investments sold or repaid(7)	10.6%	10.7%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Total investment income	$91.60	$110.41	$279.51	$330.57
Net expenses	45.38	40.74	137.00	130.76
Net investment income before taxes	46.22	69.67	142.51	199.81
Income tax expense, including excise tax	0.91	1.49	3.13	3.81
Net investment income after taxes	45.31	68.18	139.38	196.00
Net realized gain (loss) on investments	5.42	(83.80)	(120.27)	(133.46)
Net unrealized appreciation (depreciation) on investments	(27.28)	56.06	79.63	(36.52)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	1.30	(3.13)	(3.07)	(0.66)
Net realized and unrealized gains (losses)	(20.56)	(30.87)	(43.71)	(170.64)
Income tax (provision) benefit for realized and unrealized gains	(0.04)	(0.23)	(0.12)	(0.04)
Net increase (decrease) in net assets from operations	$24.71	$37.08	$95.55	$25.32

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025		September 30, 2024
	($ in millions)
Net investment income after taxes	$45.31	$68.18	$139.38		$196.00
Less: Purchase Discount amortization	0.45	1.00	2.26		4.06
Adjusted net investment income after taxes	$44.86	$67.18	$137.12		$191.94

Net realized and unrealized gains (losses)	$(20.56)	$(30.87)	$(43.71)		$(170.64)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(0.45)	(1.00)	(2.26)		(4.17)
Less: Realized gain (loss) due to the Purchase Discount	—	—	—	(1)	0.11
Adjusted net realized and unrealized gains (losses)	$(20.11)	$(29.87)	$(41.45)		$(166.58)

(1) Amount rounds to less than 0.01.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest	$82.58	$99.14	$250.48	$291.89
Payment-in-kind income	7.50	9.98	25.20	34.54
Other income	1.29	0.82	3.22	2.49
Dividend income	0.23	0.47	0.61	1.65
Total Investment Income	$91.60	$110.41	$279.51	$330.57

In the table above:

•
Interest income from investments decreased from $99.14 million and $291.89 million for the three and nine months ended September 30, 2024 to $82.58 million and $250.48 million for the three and nine months ended September 30, 2025, primarily due to a decrease in the size of our portfolio as well as a decline in base interest rates.
•
PIK income from investments decreased from $9.98 million and $34.54 million for the three and nine months ended September 30, 2024 to $7.5 million and $25.20 million for the three and nine months ended September 30, 2025. The decrease was primarily due to a decrease in the number of investments earning PIK payment of interest.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest and other debt expenses	$28.08	$29.30	$82.80	$86.02
Management fees	8.18	8.85	25.27	26.45
Incentive fees	7.05	—	22.38	10.88
Professional fees	0.70	1.33	2.44	3.65
Directors’ fees	0.21	0.21	0.62	0.62
Other general and administrative expenses	1.16	1.05	3.49	3.14
Total Expenses	$45.38	$40.74	$137.00	$130.76

In the table above:

•
Interest and other debt expenses decreased from $29.30 million and $86.02 million for the three and nine months ended September 30, 2024 to $28.08 million and $82.80 million for the three and nine months ended September 30, 2025. The decrease was mainly driven by lower interest expense due to lower daily average borrowings. The decrease was also driven by lower amortization of deferred financing and debt issuance costs due to repayment of the 2025 Notes (as defined below).
•
Incentive fees increased from $0.00 million and $10.88 million for the three and nine months ended September 30, 2024 to $7.05 million and $22.38 million for the three and nine months ended September 30, 2025. The increase was driven by the performance of the investment portfolio for the twelve quarters ended September 30, 2025, as compared to the twelve quarters ended September 30, 2024, partially offset by the change to the Incentive Fee Cap from 20% of the Cumulative Net Return to 17.5% of the Cumulative Net Return for the periods after December 31, 2024. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

•
Management fees decreased from $26.45 million for the nine months ended September 30, 2024 to $25.27 million for the nine months ended September 30, 2025. The decrease is primarily driven by the decrease in gross assets, excluding cash and cash equivalents.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Lobos Parent, Inc. (dba NeoGov)	$5.49	$—	$5.49	$—
Other, net	(0.07)	0.68	(1.18)	(4.98)
Kawa Solar Holdings Limited	—	—	(4.57)	—
Conergy Asia & ME Pte. LTD.	—	—	(6.36)	—
Animal Supply Intermediate, LLC	—	—	(9.03)	—
Animal Supply Holdings, LLC	—	—	(13.87)	—
Streamland Media Midco LLC(1)	—	—	(20.70)	—
Khoros, LLC (fka Lithium Technologies, Inc.)	—	—	(70.05)	—
Zodiac Intermediate, LLC (dba Zipari)	—	(41.23)	—	(41.23)
Pluralsight, Inc	—	(43.25)	—	(43.25)
Sweep Purchaser LLC	—	—	—	(17.49)
Thrasio, LLC	—	—	—	(26.51)
Net Realized Gain (Loss) on Investments	$5.42	$(83.80)	$(120.27)	$(133.46)
(1)
Formerly known as Picture Head Midco LLC.

For the three months ended September 30, 2025, net realized gains were primarily driven by the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NeoGov).

For the nine months ended September 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC as well as the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC. The above realized losses were partially offset by the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NeoGov).

For the nine months ended September 30, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investments in Pluralsight, Inc, the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), the restructuring of the first lien debt investments in Thrasio, LLC and the restructuring of the first lien debt investments in Sweep Purchaser LLC.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Unrealized appreciation	$10.16	$90.83	$136.52	$84.49
Unrealized depreciation	(37.44)	(34.77)	(56.89)	(121.01)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(27.28)	$56.06	$79.63	$(36.52)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Portfolio Company:	($ in millions)
Total Vision Holdings, LLC	$2.04	$1.26
Total Vision LLC	1.89	1.46
Chase Industries, Inc. (dba Senneca Holdings)	1.88	6.05
Doxim, Inc.	1.06	2.55
Argos Health Holdings, Inc	0.46	0.53
Khoros, LLC (fka Lithium Technologies, Inc.)	(0.03)	62.70
Thrasio, LLC	(0.09)	(3.16)
MPI Products LLC	(3.25)	(6.36)
Streamland Media Midco LLC(1)	(3.46)	13.12
Lobos Parent, Inc. (dba NEOGOV)	(4.64)	(3.88)
Streamland Media Holdings LLC	(5.22)	(6.39)
Pluralsight, Inc.	(5.22)	(7.39)
Other, net(2)	(12.70)	(10.12)
Animal Supply Holdings, LLC	—	13.87
Animal Supply Intermediate, LLC	—	9.03
Conergy Asia & ME Pte. LTD.	—	6.36
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(27.28)	$79.63

(1)
Formerly known as Picture Head Midco LLC.
(2)
For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $2.83 million and $19.59 million, and gross unrealized depreciation of $(15.53) million and $(29.71) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2025 was primarily driven by the increase in the unrealized depreciation on Pluralsight, Inc., Streamland Media Holdings LLC and Streamland Media Midco LLC due to financial underperformance, in addition to the reversal of unrealized appreciation resulted from the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NEOGOV).

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.), Streamland Media Midco LLC, as well as the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC, partially offset by the increase in the unrealized depreciation on Pluralsight, Inc. and Streamland Media Holdings LLC due to financial underperformance.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 178% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	September 30, 2025	December 31, 2024
Net asset value per share	$12.75	$13.41
Less: Supplemental distribution per share	0.04	—
Adjusted net asset value per share	$12.71	$13.41

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2025:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2026 Notes	$500.00	$500.00	$—	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$400.00	$—	$—	$400.00	$—
Revolving Credit Facility(1)	$553.01	$—	$—	$553.01	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $457.67 million, in Euros ("EUR") of EUR of 13.70 million, in Great British Pounds ("GBP") of GBP 18.95 million, Canadian Dollars ("CAD") of CAD 52.27 million and Australian Dollars ("AUD") of AUD 24.50 million.

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

In connection with the 2027 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2027 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 “Significant Accounting Policies—Derivatives”, Note 6 “Debt—2027 Notes” and Note 7 "Derivatives" to our consolidated financial statements included in this report.

2030 Notes

On September 9, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.650% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2030 Notes bear interest at a rate of 5.650% per year, payable semi-annually, in arrears on March 9 and September 9 of each year, commencing on March 9, 2026. The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the 2030 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2030 Notes in a qualifying fair value hedging relationship.

For further details, see Note 2 “Significant Accounting Policies—Derivatives”, Note 6 “Debt—2030 Notes” and Note 7 "Derivatives" to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$617.55	$479.24
First Lien/Last-Out Unitranche	17.91	12.96
Second Lien/Senior Secured Debt	0.77	0.77
Total	$636.23	$492.97

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

RECENT DEVELOPMENTS

On November 5, 2025, our Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about January 27, 2026 to holders of record as of December 31, 2025. In addition, our Board declared a quarterly supplemental distribution of $0.04 per share payable on or about December 15, 2025 to holders of record as of November 28, 2025.

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

As of September 30, 2025 and December 31, 2024, on a fair value basis, approximately 0.6% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2026 Notes, 2027 Notes and 2030 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps to mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$73.83	$(33.28)	$40.55
Up 200 basis points	49.22	(22.19)	27.03
Up 100 basis points	24.61	(11.09)	13.52
Up 75 basis points	18.46	(8.32)	10.14
Up 50 basis points	12.30	(5.55)	6.75
Up 25 basis points	6.15	(2.77)	3.38
Down 25 basis points	(6.15)	2.77	(3.38)
Down 50 basis points	(12.30)	5.55	(6.75)
Down 75 basis points	(18.45)	8.32	(10.13)
Down 100 basis points	(24.59)	11.09	(13.50)
Down 200 basis points	(49.10)	22.19	(26.91)
Down 300 basis points	(73.06)	33.28	(39.78)

We have and may in the future hedge against interest rate fluctuations by using standard hedging instruments such as additional interest rate swaps, futures, options and forward contracts, subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into the 2025 10b5-1 Plan with Georgeson for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into. For the three and nine months ended September 30, 2025 , repurchases under the 2025 10b5-1 Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	1,047,183	11.55	12.10	62.90
July	2,136,943	11.73	25.06	37.84
August	—	—	—	—
September	—	—	—	—
Total	3,184,126		$37.16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2

Fourth Supplemental Indenture, dated September 9, 2025, relating to the 5.650% Notes due 2030, by and between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on September 9, 2025).

4.3	Form of 5.650% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on September 9, 2025).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: November 6, 2025	/s/ Vivek Bantwal
Vivek Bantwal Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 6, 2025	/s/ David Miller
David Miller Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 6, 2025	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)