Form 10-K
period 2025-12-31
Goldman Sachs BDC, Inc.
filed 2026-02-26
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1,232.95 million.

As of February 25, 2026, there were 112,569,067 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Goldman Sachs BDC, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Latin America and Asia, the war between Russia and Ukraine and conflict in the Middle East;
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
•
the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us,” and “our,” mean Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, or, for periods prior to our conversion from a Delaware limited liability company to a Delaware corporation, Goldman Sachs Liberty Harbor Capital, LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Silver Capital Holdings LLC, Goldman Sachs Private Middle Market Credit II LLC, Phillip Street Middle Market Lending Fund LLC, Goldman Sachs Private Credit Corp. and West Bay BDC LLC), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2025, we originated approximately $9.88 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2025
	Amortized Cost	Fair Value
	(in millions)
First Lien/Senior Secured Debt	$3,088.32	$3,028.79
First Lien/Last-Out Unitranche	138.15	135.15
Second Lien/Senior Secured Debt	50.61	47.91
Unsecured Debt	29.60	8.48
Preferred Stock	33.10	26.43
Common Stock	53.54	14.71
Warrants	1.85	0.25
Total Investments	$3,395.17	$3,261.72

As of December 31, 2025, our portfolio consisted of 564 investments in 171 portfolio companies across 40 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2025, were Software, Health Care Providers & Services, Health Care Technology, which represented 17.6%, 8.8% and 8.4%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2025 was primarily 94.8% in the United States, 3.2% in Canada, 1.5% in the United Kingdom and 0.5% in India.

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	December 31, 2025
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.6%	10.7%
First Lien/Last-Out Unitranche(2) (3)	9.2	9.5
Second Lien/Senior Secured Debt(2)	12.3	9.4
Unsecured Debt(2)	4.6	4.2
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	9.3%	10.5%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

December 31, 2025
Number of portfolio companies	171
Percentage of performing debt bearing a floating rate(1)	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.9%
Weighted average yield on debt and income producing investments, at fair value(3)	10.9%
Weighted average leverage (net debt/EBITDA)(4)	5.9x
Weighted average interest coverage(4)	2.0x
Median EBITDA(4)	$71.75 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 14.2% of total debt investments.

Corporate Structure

We were formed as a private fund in September 2012 and commenced operations in November 2012, using seed capital contributions we received from GS Group Inc. In March 2013, we elected to be treated as a BDC. We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2013. On March 18, 2015, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GSBD”. As of December 31, 2025, GS Group Inc., together with certain of its subsidiaries, owned 5.8% of our common stock.

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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by David Miller, our Co-Chief Executive Officer, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 22 years coupled with an average tenure at Goldman Sachs of over 13 years as of December 31, 2025.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the "Private Credit Investment Committee"). As of the date of this report, the Private Credit Investment Committee consists of the following members: James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2025, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 98.4% secured debt investments (96.9% in first lien debt (including 4.1% in first lien/last-out unitranche loans) and 1.5% in second lien debt), 0.3% in unsecured debt investments, 0.8% in preferred stock, 0.5% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief.

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

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, Accounts, consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-By-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third parties, may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such certain other client accounts managed by our Investment Adviser (collectively with us, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program.

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

(1)
As of year-end December 2025, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world. Goldman Sachs, with approximately $3.6 trillion in firmwide assets under supervision as of December 31, 2025, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $233 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its nearly 30-year history of private credit investing and includes approximately 250 investment professionals across 15 cities and five continents as of December 2025. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its nearly 30-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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

Management Agreements

Investment Management Agreement

We have entered into an investment management agreement (as amended and restated as of February 27, 2025, the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages our investment program and related activities.

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

For the years ended December 31, 2025 and 2024, Management Fees amounted to $33.45 million and $35.23 million. As of December 31, 2025, $8.18 million remained payable.

Incentive Fee

The incentive fee (the “Incentive Fee”) payable to our Investment Adviser consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. The Incentive Fee is calculated as follows:

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
•
100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.1875% for periods ending through December 31, 2024 and 2.12% for periods ending after December 31, 2024, multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and
•
20% of the Ordinary Income for periods ending through December 31, 2024 and 17.5% of the Ordinary Income for periods ending after December 31, 2024 that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

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

The Incentive Fee based on income that is paid to our Investment Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) the sum of 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters ending through December 31, 2024 and 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters ending after December 31, 2024, minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

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
(2)
The Catch-up Amount determined as the sum of 2.1875% (calculated based on an annualized 8.75% rate) for periods ending through December 31, 2024 and 2.12% (calculated based on an annualized 8.48% rate) for periods ending after December 31, 2024. The amount exceeding the Catch-up Amount included in the calculation of the Incentive Fee based on income is 20% of the Ordinary Income for periods ending through December 31, 2024 and 17.5% of Ordinary Income for periods ending after December 31, 2024.

For the years ended December 31, 2025 and 2024, Incentive Fees based on income amounted to $26.22 million and $17.21 million. As of December 31, 2025, $3.84 million remained payable.

ii. Annual Incentive Fee Based on Capital Gains

The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For the period beginning on January 1 of each calendar year and ending on December 31 of the calendar year or, in the case of our first and last year, the appropriate portion thereof (each, an “Annual Period”), we pay our Investment Adviser an Incentive Fee equal to (A) 20% for periods ending through December 31, 2024 and 17.5% for periods ending after December 31, 2024 of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from April 1, 2013 until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from April 1, 2013. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

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

For the years ended December 31, 2025 and December 31, 2024, we did not accrue any Incentive Fees based on capital gains.

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
•
Quarter 2 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 2 Catch-up Amount = $2.1875 million (calculated based on an annualized 8.75% rate)
(1)
For illustrative purposes, Net Asset Value is assumed to be $100.0 million as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters. Quarter 1 and Quarter 2 represent periods ending through December 31, 2024 and Quarter 3 and Quarter 4 represent periods ending after December 31, 2024.

•
Quarter 3
•
Net Asset Value at the start of Quarter 3 = $100.0 million
•
Quarter 3 Ordinary Income = $2.0 million
•
Quarter 3 Net Capital Loss = ($6.0) million
•
Quarter 3 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 3 Catch-up Amount = $2.12 million (calculated based on an annualized 8.48% rate)
•
Quarter 4
•
Net Asset Value at the start of Quarter 4 = $100.0 million
•
Quarter 4 Ordinary Income = $3.5 million
•
Quarter 4 Net Capital Gain = $3.0 million
•
Quarter 4 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)
•
Quarter 4 Catch-up Amount = $2.12 million (calculated based on an annualized 8.48% rate)

Determination of Incentive Fee Based on Income

In Quarter 1, the Ordinary Income of $6.0 million exceeds the Hurdle Amount of $1.75 million and the Catch-up Amount of $2.1875 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $1.2 million ((100% of $0.4375 million) + (20% of $3.8125 million)) is payable to our Investment Adviser for Quarter 1.

In Quarter 2, the Ordinary Income of $1.5 million does not exceed the Hurdle Amount of $1.75 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $3.5 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $4.375 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $0.3 million ($1.5 million ((100% of $0.875 million) + (20% of $3.125 million)) minus $1.2 million paid in Quarter 1) is payable to our Investment Adviser for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $5.25 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $6.495 million. However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(0.3) million, calculated as follows: (20% x $9.5 million (20% of the Quarter 1 and Quarter 2 Cumulative Net Return) minus 17.5% x $4.0 million (17.5% of the Quarter 3 Cumulative Net Return)) minus $1.5 million paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to our Investment Adviser for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $7.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $8.615 million. The calculation of the Incentive Fee based on income would be $0.9605 million ($2.4605 million (100% of $1.615 million) + (20% of $3.125 million) + (17.5% of $1.26 million) minus $1.5 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $0.8375 million calculated as follows: (20% x $9.5 million (20% of the Quarter 1 and Quarter 2 Cumulative Net Return) and 17.5% x $2.5 million (17.5% of the Quarter 3 and Quarter 4 Cumulative Net Return)) minus $1.5 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of $0.9605 million calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of $0.8375 million is payable to our Investment Adviser for Quarter 4.

Examples of Calculation of Incentive Fee based on Capital Gains

Assumptions(1)

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
•
Year 4: fair value of Investment B determined to be $40 million
(1)
For illustrative purposes, Year 1 and Year 2 represent periods ending through December 31, 2024 and Year 3 and Year 4 represent periods ending after December 31, 2024.

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

•
Year 3: $1.7 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (A) 20% x 10.0 million (20% of realized gains on Investment A) plus 17.5% x ($5.0 million—$1.0 million) (17.5% of realized gains on Investment C and unrealized depreciation on Investment B) minus (B) $1.0 million.

Therefore, the Incentive Fee based on capital gains equals $1.7 million.

•
Year 4: $0.175 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (x) (A) 20.0% x $10.0 million (20.0% of realized gains on Investment A) and 17.5% x $5.0 million (17.5% of realized gains on Investment C) minus (B) $2.7 million.

Therefore, the Incentive Fee based on capital gains equals $0.175 million.

Board Approval of the Investment Management Agreement

Our Board of Directors determined at an in-person meeting held on August 6, 2025 to approve the continuation of the Investment Management Agreement. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things: (i) the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser; (ii) the contractual terms of the Investment Management Agreement, including the structure of the Management Fee imposed on gross assets (excluding cash) and the Incentive Fee imposed on net investment income and capital gains; (iii) comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies; (iv) information about the services performed and the personnel performing such services under the Investment Management Agreement; (v) comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies; (vi) the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us; (vii) any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us; (viii) other potential benefits to us as a result of our relationship with the Investment Adviser; and (ix) such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment

Adviser’s continued management likely would benefit us and our stockholders and that the Investment Management Agreement should be approved and continued with respect to us until August 31, 2026.

For the year ended December 31, 2025, we paid our Investment Adviser a total of $62.76 million in fees, which consisted of $34.05 million in Management Fees and $28.71 million in Incentive Fees. For the year ended December 31, 2024, we paid our Investment Adviser a total of $59.08 million in fees, which consisted of $35.16 million in Management Fees and $23.92 million in Incentive Fees.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act of

1933, as amended (the “Securities Act”). We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances. We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company or BDC, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies or BDCs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

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

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Goldman Sachs BDC, Inc., Attention: John Psyllos, Investor Relations, 200 West Street, New York, New York 10282.

Privacy Principles

The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We generally will not receive any nonpublic personal information relating to investors who purchase our common stock. We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
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
•
Purchases of our common stock pursuant to any 10b5-1 plan or otherwise may result in dilution to our NAV per share.
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

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East, Latin America and Asia (such as natural disasters, epidemics and pandemics, terrorism, military conflicts, social unrest and political instability) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

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

Although we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure stockholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

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

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred stock that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings if there were a rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, leverage will increase the Management Fee payable to our Investment Adviser, which is based on our gross assets, including those assets acquired through the use of leverage but excluding cash and cash equivalents. Additionally, we will be able to incur additional leverage if we are able to obtain exemptive relief from the SEC to exclude the debt of any SBIC subsidiary we may form in the future from the leverage requirements otherwise applicable to BDCs. We have not yet applied to the Small Business Administration for approval to form a SBIC and may decide not to do so. We can offer no assurances as to whether or when we may form a SBIC subsidiary.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Stockholder (1)	(30.94)%	(19.02)%	(7.10)%	4.81%	16.73%

(1)

Based on (i) $3,391.42 million in total assets, including debt issuance costs as of December 31, 2025, (ii) $1,885.75 million in outstanding indebtedness as of December 31, 2025 excluding the unamortized debt issuance costs and the adjustments for the changes in fair value of the notes attributable to the risk being hedged. In connection with the 2027 and 2030 Notes, we entered into interest rate swaps to more closely align the interest rates with the investment portfolio, which predominately consists of floating rate loans. For further details, see Note 2 “Significant Accounting Policies” and Note 6 “Debt” to our consolidated financial statements included in this report. (iii) $1,423.02 million in net assets as of December 31, 2025 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 5.36%.

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

GS Group Inc. has owned a significant portion of our common stock since the inception of our operations. As of December 31, 2025, GS Group Inc., together with certain of its subsidiaries, owned 5.8% of our outstanding common stock. GS & Co., a wholly owned subsidiary of GS Group Inc., has acquired shares of our common stock pursuant to a 10b5-1 plan, and may in the future acquire additional shares of our common stock in the open market, but GS & Co. will limit its collective ownership with GS Group Inc. to below 25.0% of our outstanding common stock. Therefore, GS Group Inc. is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock. Our Investment Adviser has the authority to vote securities held by GS Group Inc., including on matters that may present a conflict of interest between our Investment Adviser and other stockholders.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view any consideration of ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us.

Additionally, certain regulatory initiatives, including those relating to disclosure obligations, related to ESG could adversely affect our business. We are, and our portfolio companies may be, or could in the future become subject to, the risk that similar measures might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

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

Since January 1, 2022, our new investments are generally indexed to SOFR and as of December 31, 2025, we have transitioned our investments and our Revolving Credit Facility to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

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

In addition, the Federal Reserve decreased the federal funds rate three times in 2025, but then decided to hold interest rates steady in January of 2026. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates and pay off their obligations more quickly than originally anticipated, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments. In periods of falling interest rates, the rate of prepayments has historically tended to increase, as borrowers are motivated to pay off debt and refinance at new lower rates.

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

We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “—Risks Relating to our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

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

For example, as of December 31, 2025, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 20.1% of our portfolio at fair value. Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to a variety of risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2025, Software represented 17.6% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Investment Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. stockholders free from U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We are exposed to risks associated with changes in interest rates.”

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

Sales of substantial amounts of our common stock, the availability of such common stock for sale or the perception that such sales could occur could materially adversely affect the prevailing market price for our common stock. Both the sale of a substantial amount of our securities and the perception that such sales could occur could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, GS Group Inc., together with certain of its subsidiaries, as an owner of approximately 5.8% of our common stock as of December 31, 2025, is a significant stockholder that may decide to sell a substantial amount of its common stock, subject to applicable securities laws, and such a sale would exacerbate the effects described above.

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

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability to declare a large portion of a distribution in shares of our common stock or preferred stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution would be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock distributed would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock or preferred stock. We currently do not intend to pay distributions in shares of our common stock or preferred stock, but we can offer no assurance that we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are not deductible under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.

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

We are authorized to purchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), subject to certain limitations, commencing on a date to be determined by one or more of our officers. Any such purchases will be conducted in accordance with applicable securities laws. Whether purchases will be made under the 2025 10b5-1 Plan (as defined below) or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.

Purchases of our common stock by us under any 10b5-1 plan or otherwise may result in dilution to our NAV per share.

We are authorized to repurchase shares of common stock when the market price per share is below the most recently reported NAV per share (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share), including under the 2025 10b5-1 Plan. Because purchases may be made beginning at any price below our most recently reported NAV per share, if our NAV per share decreases after the date as of which NAV per share was last reported, such purchases may result in dilution to our NAV per share. This dilution would occur because we would repurchase shares at a price above the then-current NAV per share, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of shares of common stock that could be so repurchased, the price and the timing of any repurchases.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering group, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

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

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2025, 2024 and 2023, the NAV per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to NAV and the dividends or distributions declared by us. On February 25, 2026, the last reported closing sales price of our common stock on the NYSE was $9.26 per share, which represented a discount of approximately 26.74% to the NAV per share reported by us as of December 31, 2025.

		Closing Sales Price
	NAV(1)	High	Low	Premium or (Discount) of High Sales Price to NAV(2)	Premium or (Discount) of Low Sales Price to NAV(2)	Declared Distribution(3)
For the Year Ended December 31, 2025
Fourth Quarter	$12.64	$10.14	$9.28	(19.8)%	(26.6)%	$0.36
Third Quarter	$12.75	$11.97	$10.17	(6.1)%	(20.2)%	$0.51
Second Quarter	$13.02	$11.67	$9.85	(10.4)%	(24.3)%	$0.53
First Quarter	$13.20	$13.30	$11.63	0.8%	(11.9)%	$0.48
For the Year Ended December 31, 2024
Fourth Quarter	$13.41	$13.78	$12.10	2.8%	(9.8)%	$0.45
Third Quarter	$13.54	$15.59	$13.62	15.1%	0.6%	$0.45
Second Quarter	$13.67	$15.91	$14.84	16.4%	8.6%	$0.45
First Quarter	$14.55	$15.57	$14.56	7.0%	0.1%	$0.45
For the Year Ended December 31, 2023
Fourth Quarter	$14.62	$15.44	$13.46	5.6%	(7.9)%	$0.45
Third Quarter	$14.61	$15.13	$13.64	3.6%	(6.6)%	$0.45
Second Quarter	$14.59	$14.33	$12.79	(1.8)%	(12.3)%	$0.45
First Quarter	$14.44	$16.40	$13.55	13.6%	(6.2)%	$0.45

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

The following table summarizes the distributions declared on shares of our common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
May 7, 2025 (Supplemental)	May 30, 2025	June 13, 2025	$0.05	20,996	*
May 7, 2025 (Base)	June 30, 2025	July 28, 2025	$0.32	102,019	*
May 7, 2025 (Special)	June 30, 2025	July 28, 2025	$0.16	51,010	*
August 6, 2025 (Supplemental)	August 29, 2025	September 15, 2025	$0.03	11,190	*
August 6, 2025 (Base)	September 30, 2025	October 28, 2025	$0.32	134,411	*
August 6, 2025 (Special)	September 30, 2025	October 28, 2025	$0.16	67,206	*
November 5, 2025 (Supplemental)	November 28, 2025	December 15, 2025	$0.04	19,941	*
November 5, 2025 (Base)	December 31, 2025	January 27, 2026	$0.32	142,457	*
For the Year Ended December 31, 2024
February 21, 2024 (Base)	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024 (Base)	June 28, 2024	July 26, 2024	$0.45	132,515
August 8, 2024 (Base)	September 30, 2024	October 28, 2024	$0.45	135,282
November 7, 2024 (Base)	December 31, 2024	January 27, 2025	$0.45	136,377	*

* In accordance with our DRIP, shares were purchased in the open market.

Holders

As of February 26, 2026, there were approximately 12 holders of record of our common stock (including Cede & Co.).

Issuer and Affiliate Purchases of Equity Securities

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”) with Georgeson Securities Corporation (“Georgeson”) for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into. For the year ended December 31, 2025, repurchases under the 2025 10b5-1 Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	1,047,183	11.55	12.10	62.90
July	2,136,943	11.73	25.06	37.84
August	—	—	—	—
September	—	—	—	—
October	—	—	—	—
November	1,538,637	9.71	14.95	22.89
December	5,392	9.94	0.05	22.84
Total	4,728,155		$52.16

Stock Performance Graph

The following graph compares the stockholder return on our common stock from March 31, 2020 to December 31, 2025 with that of the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 31, 2020, $100 was invested in our common stock, the Standard & Poor’s BDC Index and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the following graph is not necessarily indicative of future stock performance.

$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/31/25
06/30/25
09/30/25
12/31/25
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

Stockholder transaction expenses (as a percentage of offering price):
Sales load (as a percentage of offering price)	None(1)
Offering expenses (as a percentage of offering price)	None(1)
Dividend reinvestment plan expenses(3)	None(2)
Total stockholder transaction expenses (as a percentage of offering price)	None
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees(5)	2.23%
Incentive fees(6)	1.75%
Interest payments on borrowed funds(7) (8)	6.77%
Other expenses(9)	1.64%
Total annual expenses	12.39%

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
(4)
“Net assets attributable to common stock” equals average net assets for the year ended December 31, 2025.
(5)
Our Management Fee is calculated at (i) an annual rate of 1.00% (0.25% per quarter), of the average value of our gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. See “Item 1.

Business—Management Agreements—Investment Management Agreement.” The Management Fee referenced in the table above is based on actual gross amounts incurred during the twelve months ended December 31, 2025.
(6)
The Incentive Fee payable to our Investment Adviser is based on our performance. It consists of two components, one based on income and the other based on capital gains, that are determined independent of each other, with the result that one component may be payable even if the other is not. For more detailed information about the Incentive Fee, see “Item 1. Business—Management Agreements—Investment Management Agreement.” The Incentive Fee referenced in the table above is based on actual net amounts incurred during the twelve months ended December 31, 2025.
(7)
Interest payments on borrowed funds represents borrowings under the $500.00 million of our 2.875% Notes due 2026 (the “2026 Notes”), the $400.00 million of our 6.375% Notes due 2027 (the “2027 Notes”), the $400.00 million of our 5.650% Notes due 2030 (the “2030 Notes”) and the impact of interest rate swaps. In connection with the 2027 and 2030 Notes, we entered into interest rate swaps to more closely align the interest rates with the investment portfolio, which predominately consists of floating rate loans. For further details, see Note 2 “Significant Accounting Policies” and Note 6 “Debt” to our consolidated financial statements included in this report.
(8)
In addition, interest payments on borrowed funds include our annualized interest expense based on borrowings under the Revolving Credit Facility for the three months ended December 31, 2025, which bore a weighted average interest rate of 5.80%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue additional debt securities or preferred stock, subject to our compliance with applicable requirements under the Investment Company Act.
(9)
Other expenses include overhead expenses, including payments under the administration agreement with our administrator (the “Administration Agreement”), and is based on actual amounts incurred during the twelve months ended December 31, 2025. See “Item 1. Business—Administration Agreement.”

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the Incentive Fee based on capital gains)	103	293	462	808
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the Incentive Fee based on capital gains)	112	318	501	874

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

Senior Securities

Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2025, 2024, 2023, 2022, and 2021, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facility	(in millions)
December 31, 2025	$585.75	$1,753.55	—	N/A
December 31, 2024	$674.63	$1,811.80	—	N/A
December 31, 2023	$972.24	$1,870.56	—	N/A
December 31, 2022	$1,161.40	$1,740.41	—	N/A
December 31, 2021	$858.72	$1,860.46	—	N/A
December 31, 2020	$629.38	$1,979.61	—	N/A
December 31, 2019	$618.41	$1,869.46	—	N/A
December 31, 2018	$509.42	$2,062.21	—	N/A
December 31, 2017	$431.25	$2,328.75	—	N/A
December 31, 2016	$387.75	$2,323.00	—	N/A
Convertible Notes due 2022(5)
December 31, 2025	$—	N/A	—	N/A
December 31, 2024	$—	N/A	—	N/A
December 31, 2023	$—	N/A	—	N/A
December 31, 2022	$—	N/A	—	N/A
December 31, 2021	$155.00	$1,860.46	—	N/A
December 31, 2020	$155.00	$1,979.61	—	N/A
December 31, 2019	$155.00	$1,869.46	—	N/A
December 31, 2018	$155.00	$2,062.21	—	N/A
December 31, 2017	$115.00	$2,328.75	—	N/A
December 31, 2016	$115.00	$2,323.00	—	N/A
Unsecured Notes due 2025(5)
December 31, 2025	$—	N/A	—	N/A
December 31, 2024	$360.00	$1,811.80	—	N/A
December 31, 2023	$360.00	$1,870.56	—	N/A
December 31, 2022	$360.00	$1,740.41	—	N/A
December 31, 2021	$360.00	$1,860.46	—	N/A
December 31, 2020	$360.00	$1,979.61	—	N/A
Unsecured Notes due 2026
December 31, 2025	$500.00	$1,753.55	—	N/A
December 31, 2024	$500.00	$1,811.80	—	N/A
December 31, 2023	$500.00	$1,870.56	—	N/A
December 31, 2022	$500.00	$1,740.41	—	N/A
December 31, 2021	$500.00	$1,860.46	—	N/A
December 31, 2020	$500.00	$1,979.61	—	N/A
Unsecured Notes due 2027
December 31, 2025	$400.00	$1,753.55	—	N/A
December 31, 2024	$400.00	$1,811.80	—	N/A
Unsecured Notes due 2030
December 31, 2025	$400.00	$1,753.55	—	N/A
Foreign Currency Forward Contracts(6)
December 31, 2025	$2.66	$1,753.55	—	N/A
December 31, 2024	$2.66	$1,811.80	—	N/A
December 31, 2023	$7.75	$1,870.56	—	N/A
December 31, 2022	$7.75	$1,740.41	—	N/A
December 31, 2021	$2.48	$1,860.46	—	N/A
December 31, 2020	$4.38	$1,979.61	—	N/A
December 31, 2019	$4.23	$1,869.46	—	N/A
December 31, 2018	$3.90	$2,062.21	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2025, our asset coverage per unit as calculated with respect to its aggregate secured senior securities was $5,653.31.
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
Not applicable because such senior securities are not registered for public trading.
(5)
The Convertible Notes due 2022 matured and were fully repaid on April 1, 2022 and the Unsecured Notes due 2025 matured and were fully repaid on February 10, 2025.
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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through December 31, 2025, we originated approximately $9.88 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,088.32	$3,028.79	$3,301.75	$3,179.82
First Lien/Last-Out Unitranche	138.15	135.15	168.71	165.90
Second Lien/Senior Secured Debt	50.61	47.91	57.16	46.79
Unsecured Debt	29.60	8.48	39.12	16.79
Preferred Stock	33.10	26.43	35.51	31.25
Common Stock	53.54	14.71	69.48	34.29
Warrants	1.85	0.25	1.85	0.42
Total Investments	$3,395.17	$3,261.72	$3,673.58	$3,475.26

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.6%	10.7%	10.6%	13.8%
First Lien/Last-Out Unitranche(2) (3)	9.2	9.5	12.1	13.4
Second Lien/Senior Secured Debt(2)	12.3	9.4	12.7	16.1
Unsecured Debt(2)	4.6	4.2	3.9	9.0
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.3%	10.5%	10.1%	13.2%

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

As of December 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 9.3% and 10.5%, as compared to 10.1% and 13.2% as of December 31, 2024. The decrease in the total portfolio weighted average yield at fair value and the decrease in weighted average yield at fair value within First Lien/Senior Secured Debt were primarily due to the restructuring of Streamland Media Midco LLC. The decrease in weighted average yield at amortized cost within First Lien/Senior Secured Debt was primarily due to a decline in interest rates. Within First Lien/Last-Out Unitranche, the decrease in weighted average yield measured at amortized cost and fair value was driven by the exit of Doxim, Inc. in addition to our First Lien/Last-Out Unitranche investment in Streamland Media Midco LLC being placed on non-accrual status, partially offset by the refinancing of K2 Towers III, LLC. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at fair value was primarily driven by MPI Engineered Technologies, LLC being placed on non-accrual status. Within Unsecured Debt, the decrease in weighted average yield at fair value was primarily driven by the exit of CivicPlus LLC, partially offset by Bayside Parent, LLC being restored back to accrual status.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	171	164
Percentage of performing debt bearing a floating rate(1)	99.4%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.9%	11.2%
Weighted average yield on debt and income producing investments, at fair value(3)	10.9%	14.1%
Weighted average leverage (net debt/EBITDA)(4)	5.9x	6.2x
Weighted average interest coverage(4)	2.0x	1.8x
Median EBITDA(4)	$71.75 million	$66.14 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 14.2% and 20.5% of total debt investments.

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

	As of
	December 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	2,991.99	91.7	3,238.74	93.2
Grade 3	194.68	6.0	181.92	5.2
Grade 4	75.05	2.3	54.60	1.6
Total Investments	$3,261.72	100.0%	$3,475.26	100.0%

The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $98.72 million being downgraded from a Grade 2 investment performance rating due to financial underperformance, partially offset by the exit of investments with an aggregate fair value of $64.79 million and investments with an aggregate fair value of $25.31 million being downgraded to a Grade 4 investment performance rating due to financial underperformance. The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $25.31 million being downgraded from a Grade 3 investment performance rating due to financial underperformance as mentioned above.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,299.37	97.2%	$3,508.72	95.5%
Non-accrual	95.80	2.8%	164.86	4.5
Total Investments	$3,395.17	100.0%	$3,673.58	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2025	2024
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$1,109.40	$1,322.61
First Lien/Last-Out Unitranche	92.50	14.85
Second Lien/Senior Secured Debt	—	3.08
Unsecured Debt	—	7.07
Preferred Stock	—	0.10
Common Stock	—	2.73
Total	$1,201.90	$1,350.44
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$944.73	$804.53
First Lien/Last-Out Unitranche	122.30	0.41
Second Lien/Senior Secured Debt	—	40.13
Unsecured Debt	9.37	—
Preferred Stock	15.83	9.33
Common Stock	2.19	4.21
Total	$1,094.42	$858.61
Net increase (decrease) in portfolio	$107.48	$491.83
Number of new portfolio companies with new investment commitments	35	38
Total new investment commitment amount in new portfolio companies	$722.80	$639.10
Average new investment commitment amount in new portfolio companies	$20.65	$16.82
Number of existing portfolio companies with new investment commitments	38	48
Total new investment commitment amount in existing portfolio companies	$479.10	$711.34
Weighted average remaining term for new investment commitments (in years)(2)	5.3	5.3
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.2%	10.7%
Weighted average yield on new investment commitments(5)	9.2%	10.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.0%	12.8%
Weighted average yield on investments sold or repaid(7)	10.8%	12.3%

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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2024 and 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2024.

Our operating results were as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Total investment income	$365.57	$434.37
Net expenses	179.98	176.52
Net investment income before taxes	185.59	257.85
Income tax expense, including excise tax	4.02	5.30
Net investment income after taxes	181.57	252.55
Net realized gain (loss) on investments	(123.12)	(157.97)
Net unrealized appreciation (depreciation) on investments	64.65	(37.06)
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	(3.75)	5.53
Net realized and unrealized gains (losses)	(62.22)	(189.50)
Income tax (provision) benefit for realized and unrealized gains	(0.08)	(0.18)
Net increase (decrease) in net assets from operations	$119.27	$62.87

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

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Net investment income after taxes	$181.57	$252.55
Less: Purchase Discount amortization	2.63	5.02
Adjusted net investment income after taxes	$178.94	$247.53

Net realized and unrealized gains (losses)	$(62.22)	$(189.50)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(2.63)	(5.13)
Less: Realized gain (loss) due to the Purchase Discount	—	0.11
Adjusted net realized and unrealized gains (losses)	$(59.59)	$(184.48)

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Interest	$327.55	$378.11
Payment-in-kind income	32.90	50.43
Other income	4.33	3.86
Dividend income	0.79	1.97
Total Investment Income	$365.57	$434.37

In the table above:

•
Interest income from investments decreased from $378.11 million for the year ended December 31, 2024 to $327.55 million for the year ended December 31, 2025, primarily due to a decline in base interest rates and tightening of credit spreads in addition to the decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $3,673.58 million as of December 31, 2024 to $3,395.17 million as of December 31, 2025.
•
PIK income from investments decreased from $50.43 million for the year ended December 31, 2024 to $32.90 million for the year ended December 31, 2025. The decrease was primarily due to the exit of investments earning PIK payment of interest in addition to a decline in base interest rates and tightening of credit spreads.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Interest and other debt expenses	$111.56	$113.72
Management fees	33.45	35.23
Incentive fees	26.22	17.21
Professional fees	3.32	5.00
Directors’ fees	0.83	0.83
Other general and administrative expenses	4.60	4.53
Total Expenses	$179.98	$176.52

In the table above:

•
Interest and other debt expenses decreased from $113.72 million for the year ended December 31, 2024 to $111.56 million for the year ended December 31, 2025. The decrease was mainly driven by the decrease of daily average borrowings, partially offset by the increase in combined weighted average interest rate as result of repayment of the 2025 Notes.
•
Management fees decreased from $35.23 million for the year ended December 31, 2024 to $33.45 million for the year ended December 31, 2025. The decrease is primarily driven by the decrease in gross assets, excluding cash and cash equivalents.
•
Incentive fees increased from $17.21 million for the year ended December 31, 2024 to $26.22 million for the year ended December 31, 2025. The increase was driven by the performance of the investment portfolio for the twelve quarters ended December 31, 2025, as compared to the twelve quarters ended December 31, 2024, partially offset by the change to the Incentive Fee Cap from 20% of the Cumulative Net Return to 17.5% of the Cumulative Net Return for the periods after December 31, 2024. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Lobos Parent, Inc. (dba NeoGov)	$5.49	$—
Bullhorn, Inc.	0.17	—
Clearcourse Partnership Acquireco Finance Limited	0.10	—
Other, net	(0.35)	(7.16)
Country Fresh Holding Company Inc.	(0.89)	—
ATX Networks Corp.	(3.06)	—
Kawa Solar Holdings Limited	(4.57)	—
Conergy Asia & ME Pte. LTD.	(6.36)	—
Animal Supply Intermediate, LLC	(9.03)	—
Animal Supply Holdings, LLC	(13.87)	—
Streamland Media Midco LLC	(20.70)	—
Khoros, LLC (fka Lithium Technologies, Inc.)	(70.05)	—
Sweep Purchaser LLC	—	(17.49)
Hollander Intermediate LLC (dba Bedding Acquisition, LLC)	—	(22.33)
Thrasio, LLC	—	(26.51)
Zodiac Intermediate, LLC (dba Zipari)	—	(41.23)
Pluralsight, Inc.	—	(43.25)
Net Realized Gain (Loss) on Investments	$(123.12)	$(157.97)

For the year ended December 31, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC as well as the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC. The above realized losses were partially offset by the realized gains attributable to the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NeoGov).

For the year ended December 31, 2024, net realized losses were primarily driven by the restructuring of the first lien debt investments in Pluralsight, Inc., the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), the restructuring of the first lien debt investments in Thrasio, LLC, the sale of Hollander Intermediate LLC (dba Bedding Acquisition, LLC) and the restructuring of the first lien debt investments in Sweep Purchaser LLC.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Unrealized appreciation	$141.18	$91.86
Unrealized depreciation	(76.53)	(128.92)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$64.65	$(37.06)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2025
Portfolio Company:	($ in millions)
Khoros, LLC (fka Lithium Technologies, Inc.)	$62.66
Animal Supply Holdings, LLC	13.87
Streamland Media Midco LLC	12.54
Chase Industries, Inc. (dba Senneca Holdings)	9.42
Animal Supply Intermediate, LLC	9.03
Other, net(1)	(2.39)
WebPT, Inc.	(3.32)
Lobos Parent, Inc. (dba NEOGOV)	(3.92)
Streamland Media Holdings LLC	(6.39)
MPI Engineered Technologies, LLC	(10.39)
Pluralsight, Inc.	(16.46)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$64.65

(1)
For the year ended December 31, 2025, Other, net includes gross unrealized appreciation of $33.66 million and gross unrealized depreciation of $(36.05) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.), Streamland Media Midco LLC, as well as the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC, partially offset by the increase in the unrealized depreciation on Pluralsight, Inc., and MPI Engineered Technologies, LLC due to financial underperformance.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 175% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We historically paid a distribution to our stockholders on a quarterly basis. On February 26, 2025, we announced that we would have a distribution framework that provides a quarterly base distribution declared in the relevant quarter and a variable supplemental distribution declared in the following quarter, subject to satisfaction of certain measurement tests and the approval of our Board.

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

	December 31, 2025	December 31, 2024
Net asset value per share	$12.64	$13.41
Less: Supplemental distribution per share	0.03	—
Adjusted net asset value per share	$12.61	$13.41

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

Common Stock Repurchase Plan

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into the 2025 10b5-1 Plan with Georgeson Securities Corporation (“Georgeson”) for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2025:

		Payments Due by Periods (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2026 Notes	$500.00	$500.00	$—	$—	$—
2027 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$400.00	$—	$—	$400.00	$—
Revolving Credit Facility(1)	$585.75	$—	$—	$585.75	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $489.67 million, in Euros ("EUR") of EUR of 13.70 million, in Great British Pounds ("GBP") of GBP 18.95 million, Canadian Dollars ("CAD") of CAD 52.27 million and Australian Dollars ("AUD") of AUD 24.50 million.

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542.50 million. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and December 17, 2025.

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

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.750% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bore interest at a rate of 3.750% per year, payable semi-annually in arrears on February 10 and August 10 of each year. The 2025 Notes matured and were fully repaid on February 10, 2025 in accordance with their terms, using proceeds from the Revolving Credit Facility. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bore interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. For further details, see Note 6 “Debt—2026 Notes” to our consolidated financial statements included in this report.

On January 15, 2026, we borrowed $505.00 million under the Revolving Credit Facility and used the proceeds, together with cash on hand, to repay the 2026 Notes, plus accrued and unpaid interest, in full satisfaction of our obligations under the 2026 Notes.

2027 Notes

On March 11, 2024, we closed an offering of $400.00 million aggregate principal amount of 6.375% unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on March 11 and September 11 of each year, commencing on September 11, 2024. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

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

2030 Notes

On September 9, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.650% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2030 Notes bear interest at a rate of 5.650% per year, payable semi-annually in arrears on March 9 and September 9 of each year, commencing on March 9, 2026. The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

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

We may commit to issue standby letters of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer as defined in the relevant credit agreement. As of December 31, 2025, we have committed to fund letters of credit of $5.48 million on behalf of the Accounts. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$609.94	$479.24
First Lien/Last-Out Unitranche	25.72	12.96
Second Lien/Senior Secured Debt	0.77	0.77
Total	$636.43	$492.97

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

RECENT DEVELOPMENTS

Repayment of the 2026 Notes

On January 15, 2026, we borrowed $505.00 million under the Revolving Credit Facility and used the proceeds, together with cash on hand, to repay the 2026 Notes, plus accrued and unpaid interest, in full satisfaction of our obligations under the 2026 Notes.

2029 Notes

On January 28, 2026, we closed an offering of $400.00 million aggregate principal amount of 5.100% unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2029 Notes bear interest at a rate of 5.100% per year, payable semi-annually in arrears on January 28 and July 28 of each year, commencing on July 28, 2026. The 2029 Notes will mature on January 28, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the 2029 Notes, we entered into an interest rate swap to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. We designated this interest rate swap and the 2029 Notes in a qualifying fair value hedging relationship.

Distribution

On February 25, 2026, our Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about April 28, 2026 to holders of record as of March 31, 2026. In addition, our Board declared a quarterly supplemental distribution of $0.03 per share payable on or about March 20, 2026 to holders of record as of March 9, 2026.

Board Size Reduction; Class III Directors

On and effective as of February 25, 2026, our Board of Directors reduced its size from seven directors to six directors due to a vacancy on the Board resulting from the retirement of a former director effective as of the close of business on December 31, 2025. The Board also appointed Timothy J. Leach and Katherine P. Uniacke as Class III directors in order to ensure that each class consists, as nearly as possible, of one-third of the total number of directors, in accordance with the requirements of our Amended and Restated Certificate of Incorporation. Each of the Class III directors shall hold office until the 2026 annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier death, resignation, removal or disqualification. Mr. Leach was formerly a Class I director and Ms. Uniacke was formerly a Class II director. Solely to allow the Board to effectuate such reallocation of director classes, Mr. Leach and Ms. Uniacke resigned as Class I and Class II directors, respectively, on February 25, 2026.

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

As of December 31, 2025 and December 31, 2024, on a fair value basis, approximately 0.6% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2026 Notes, 2027 Notes and 2030 Notes bear interest at a fixed rate. In certain cases, we have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$76.13	$(34.64)	$41.49
Up 200 basis points	50.75	(23.09)	27.66
Up 100 basis points	25.38	(11.55)	13.83
Up 75 basis points	19.03	(8.66)	10.37
Up 50 basis points	12.69	(5.77)	6.92
Up 25 basis points	6.34	(2.89)	3.45
Down 25 basis points	(6.34)	2.89	(3.45)
Down 50 basis points	(12.63)	5.77	(6.86)
Down 75 basis points	(18.90)	8.66	(10.24)
Down 100 basis points	(25.17)	11.55	(13.62)
Down 200 basis points	(50.15)	23.09	(27.06)
Down 300 basis points	(69.24)	34.64	(34.60)

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

GOLDMAN SACHS BDC, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2022 and 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, portfolio company investees, brokers and transfer agent; when replies were not received from agent banks or portfolio company investees, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Certain Level 3 Investments

As described in Note 5 to the consolidated financial statements, as of December 31, 2025, the Company held $3,208 million of level 3 investments carried at fair value, of which the income approach was used in the determination of the fair value for $2,737 million of bank loans, corporate debt, and other debt obligations (collectively “certain level 3 investments”). The valuation technique used by management to determine the fair value of certain level 3 investments using the income approach was the discounted cash flows technique and the significant unobservable input was the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain level 3 investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant unobservable input related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 investments, including controls over the significant unobservable input related to the discount rates. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management; and either (ii) testing management’s process for developing the fair value estimate for certain level 3 investments, and evaluating (a) the appropriateness of the discounted cash flow technique and (b) the reasonableness of the significant unobservable input related to the discount rates by considering external market and industry data and evidence obtained in other areas of the audit; or, (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s fair value estimate by (a) developing an independent fair value estimate range for certain level 3 investments using independently developed discount rates and (b) comparing the independent fair value estimate range to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2026

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,285,039 and $3,533,627)	$3,171,677	$3,368,503
Non-controlled affiliated investments (cost of $110,127 and $139,955)	90,044	106,755
Total investments, at fair value (cost of $3,395,166 and $3,673,582)	$3,261,721	$3,475,258
Investments in affiliated money market fund (cost of $35,724 and $25,238)	35,724	25,238
Cash	43,211	61,795
Interest and dividends receivable	26,927	28,092
Deferred financing costs	13,245	11,897
Other assets	2,419	1,103
Total assets	$3,383,247	$3,603,383
Liabilities
Debt (net of debt issuance costs of $8,169 and $8,176)	$1,874,620	$1,926,452
Interest and other debt expenses payable	25,546	21,289
Management fees payable	8,181	8,780
Incentive fees payable	3,844	6,330
Distribution payable	36,022	52,784
Unrealized depreciation on derivatives	—	38
Secured borrowings	3,366	2,920
Accrued expenses and other liabilities	8,649	12,090
Total liabilities	$1,960,228	$2,030,683
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 112,569,067 and 117,297,222 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	113	117
Paid-in capital in excess of par	1,879,601	1,946,253
Distributable earnings (loss)	(456,695)	(373,670)
Total net assets	$1,423,019	$1,572,700
Total liabilities and net assets	$3,383,247	$3,603,383
Net asset value per share	$12.64	$13.41

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$322,663	$374,200	$414,711
Payment-in-kind income	30,413	50,094	33,662
Other income	4,172	3,733	3,099
Dividend income	—	2	—
From non-controlled affiliated investments:
Interest income	4,882	3,912	2,286
Dividend income	785	1,970	908
Payment-in-kind income	2,488	335	207
Other income	165	128	41
Total investment income	$365,568	$434,374	$454,914
Expenses:
Interest and other debt expenses	$111,558	$113,718	$111,302
Management fees	33,449	35,232	35,470
Incentive fees	26,224	17,212	49,417
Professional fees	3,324	4,998	3,536
Directors’ fees	828	828	823
Other general and administrative expenses	4,592	4,535	4,269
Total expenses	$179,975	$176,523	$204,817
Fee waivers	$—	$—	$(1,986)
Net expenses	$179,975	$176,523	$202,831
Net investment income before taxes	$185,593	$257,851	$252,083
Income tax expense, including excise tax	$4,026	$5,298	$4,842
Net investment income after taxes	$181,567	$252,553	$247,241
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(89,292)	$(155,950)	$(49,409)
Non-controlled affiliated investments	(33,824)	(2,015)	—
Controlled affiliated investments	—	—	(22,366)
Foreign currency forward contracts	—	(703)	—
Foreign currency and other transactions	506	5,236	404
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	51,535	(35,110)	5,529
Non-controlled affiliated investments	13,117	(1,947)	(2,532)
Controlled affiliated investments	—	—	22,366
Foreign currency forward contracts	(214)	688	(242)
Foreign currency translations and other transactions	(4,048)	299	(4,482)
Net realized and unrealized gains (losses)	$(62,220)	$(189,502)	$(50,732)
(Provision) benefit for taxes on realized gain/loss on investments	$(80)	$(492)	$(1,210)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	308	575
Net increase (decrease) in net assets from operations	$119,267	$62,867	$195,874
Weighted average shares outstanding	115,576,890	114,673,460	108,305,428
Basic and diluted net investment income per share	$1.57	$2.20	$2.28
Basic and diluted earnings (loss) per share	$1.03	$0.55	$1.81

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Net assets at beginning of period	$1,572,700	$1,601,825	$1,502,394
Increase (decrease) in net assets from operations:
Net investment income	$181,567	$252,553	$247,241
Net realized gain (loss)	(122,610)	(153,432)	(71,371)
Net change in unrealized appreciation (depreciation)	60,390	(36,070)	20,639
(Provision) benefit for taxes on realized gain/loss on investments	(80)	(492)	(1,210)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	308	575
Net increase (decrease) in net assets from operations	$119,267	$62,867	$195,874
Distributions to stockholders from:
Distributable earnings	$(216,756)	$(208,488)	$(197,124)
Total distributions to stockholders	$(216,756)	$(208,488)	$(197,124)
Capital transactions:
Issuance of common stock (net of offering and underwriting costs)	$—	$109,192	$97,541
Reinvestment of stockholder distributions	—	7,304	3,140
Repurchases of common stock (including commissions and direct acquisition costs)	(52,192)	—	—
Net increase (decrease) in net assets from capital transactions	$(52,192)	$116,496	$100,681
Total increase (decrease) in net assets	$(149,681)	$(29,125)	$99,431
Net assets at end of period	$1,423,019	$1,572,700	$1,601,825
Distributions per share	$1.88	$1.80	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$119,267	$62,867	$195,874
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(938,069)	(995,850)	(394,354)
Payment-in-kind interest capitalized	(33,559)	(55,067)	(32,351)
Investments in affiliated money market fund, net	(10,486)	(25,238)	—
Proceeds from sales of investments and principal repayments	1,148,985	822,485	508,065
Net realized (gain) loss on investments	123,116	157,965	71,775
Net change in unrealized (appreciation) depreciation on investments	(64,652)	37,057	(25,363)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	28	(517)	180
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	2	—	—
Amortization of premium and accretion of discount, net	(21,839)	(25,824)	(35,885)
Amortization of deferred financing and debt issuance costs	8,402	8,819	6,291
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,165	10,442	(6,755)
(Increase) decrease in other assets	(4,531)	1,132	(1,153)
Increase (decrease) in interest and other debt expenses payable	4,167	7,590	173
Increase (decrease) in management fees payable	(599)	72	(355)
Increase (decrease) in incentive fees payable	(2,486)	(6,711)	13,041
Increase (decrease) in accrued expenses and other liabilities	(3,229)	3,235	1,509
Net cash provided by (used for) operating activities	$325,682	$2,457	$300,692
Cash flows from financing activities:
Proceeds from issuance of common stock (net of underwriting costs)	$—	$109,932	$98,085
Offering costs paid	(229)	(515)	(680)
Repurchases of common stock (including commissions and direct acquisition costs)	(52,175)	—	—
Distributions paid	(233,518)	(197,704)	(190,963)
Deferred financing and debt issuance costs paid	(9,652)	(8,178)	(5,275)
Borrowings on debt	1,592,122	1,098,033	378,540
Repayments of debt	(1,641,000)	(995,646)	(567,700)
Secured borrowings	—	1,224	—
Net cash provided by (used for) financing activities	$(344,452)	$7,146	$(287,993)
Net increase (decrease) in cash	$(18,770)	$9,603	$12,699
Effect of foreign exchange rate changes on cash	186	(171)	62
Cash, beginning of period	61,795	52,363	39,602
Cash, end of period	$43,211	$61,795	$52,363
Supplemental and non-cash activities
Interest expense paid	$95,612	$93,942	$102,574
Accrued but unpaid excise tax expense	$4,300	$6,000	$5,079
Accrued but unpaid distributions	$36,022	$52,784	$49,304
Reinvestment of stockholder distributions	$—	$7,304	$3,140
Exchange of investments	$111,041	$204,206	$119,617

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Debt Investments - 226.3%
Canada - 7.3%
1st Lien/Senior Secured Debt - 7.3%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.60%	S + 4.75%	11/01/30		$14,420	$14,208	$14,384	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.33%	C + 4.75%	11/01/30	CAD	7,831	5,563	5,691	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.31%	C + 4.75%	11/01/30	CAD	1,940	26	34	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.60%	S + 4.75%	11/01/30		1,731	1,705	1,727	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.59%	S + 4.75%	11/01/30	CAD	776	88	90	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		S + 4.75%	11/01/30	CAD	518	(8)	(1)	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.22%	S + 6.00%	04/24/30		13,488	13,458	13,420	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.22%	S + 6.00%	04/24/30		1,294	819	812	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.80%	S + 6.00%	02/01/27		730	495	491	(7) (8) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	01/14/33	CAD	25,305	—	—	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	01/14/33	CAD	4,866	—	—	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	01/14/33	CAD	3,476	—	—	(7) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.51%	C + 5.25%	06/30/31	CAD	45,690	33,087	32,872	(7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	9,957	(50)	(91)	(7) (8) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.51%	C + 5.25%	06/30/31	CAD	6,638	747	746	(7) (8) (9) (10)
Everest Clinical Research Corporation	Professional Services	8.32%	S + 4.50%	11/06/28		4,685	4,635	4,661	(7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.32%	S + 4.50%	11/06/28		7,146	7,089	7,110	(7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	11/06/28		1,260	(8)	(6)	(7) (8) (9) (10)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.22%	S + 6.25%	05/25/27		21,167	21,047	21,061	(7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(16)	(17)	(7) (8) (9) (10)
iWave Information Systems, Inc.	Software	9.98%	S + 6.25%	11/23/28		865	852	856	(7) (8) (9)
iWave Information Systems, Inc.	Software	9.99%	S + 6.25%	11/23/28		438	42	39	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt							103,779	103,879
Total Canada							$103,779	$103,879
India - 1.2%
1st Lien/Senior Secured Debt - 1.2%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.32%	S + 4.50%	08/02/32		$17,615	$17,573	$17,571	(7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		6,249	(8)	(15)	(7) (8) (9) (10)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		2,273	(5)	(6)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt							17,560	17,550
Total India							$17,560	$17,550
United Kingdom - 3.5%
1st Lien/Senior Secured Debt - 3.5%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	16,616	$20,095	$21,726	(7) (8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	9,809	12,416	12,825	(7) (8) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.59%	S + 4.75%	12/16/32		15,104	15,029	15,028	(7) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	12/16/32		2,619	(6)	(7)	(7) (9) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	06/17/26	$2,270	$—	$—	(7) (9) (10)
Total 1st Lien/Senior Secured Debt						47,534	49,572
Total United Kingdom						$47,534	$49,572
United States - 214.3%
1st Lien/Senior Secured Debt - 200.8%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.13%	S + 5.25% (Incl. 1.50% PIK)	01/09/30	$956	$938	$937	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.13%	S + 5.25% (Incl. 1.50% PIK)	01/09/30	731	720	716	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	9.12%	S + 5.25% (Incl. 1.50% PIK)	01/09/30	326	324	320	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.85%	S + 5.00% (Incl. 1.50% PIK)	01/09/28	250	35	33	(7) (8) (10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.94%	S + 5.00% (Incl. 1.50% PIK)	01/09/30	59	58	57	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.67%	S + 5.00%	09/30/31	11,381	11,271	11,324	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	4,596	(22)	(23)	(7) (8) (10)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	2,706	(26)	(14)	(7) (8) (10)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.39%	S + 5.50%	04/19/30	7,727	7,607	7,572	(7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/19/30	1,219	(18)	(24)	(7) (8) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.42%	S + 4.75%	08/02/32	13,203	13,077	13,071	(7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	4,042	(19)	(20)	(7) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	1,573	(15)	(16)	(7) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	448	(4)	(4)	(7) (10)
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29	17,646	12,309	13,278	(7) (8) (11) (12)
Thrasio, LLC	Broadline Retail	13.84%	S + 10.00% PIK	06/18/29	5,687	5,620	5,630	(7) (8) (11)
Elemica Parent, Inc.	Chemicals	9.52%	S + 5.50%	09/18/26	6,713	6,653	6,646	(7) (8)
Elemica Parent, Inc.	Chemicals	9.49%	S + 5.50%	09/18/26	1,436	1,430	1,421	(7) (8)
Elemica Parent, Inc.	Chemicals	9.56%	S + 5.50%	09/18/26	1,317	1,308	1,304	(7) (8)
Elemica Parent, Inc.	Chemicals	9.50%	S + 5.50%	09/18/26	930	863	859	(7) (8) (10)
Elemica Parent, Inc.	Chemicals	9.56%	S + 5.50%	09/18/26	538	535	532	(7) (8)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.59%	S + 6.50%	12/16/26	12,064	11,930	10,254	(8)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.59%	S + 6.50%	12/16/26	1,838	1,806	1,562	(8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	3,910	3,841	3,890	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.57%	S + 5.75%	08/01/29	2,167	2,139	2,102	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.57%	S + 5.75%	08/01/29	1,851	477	437	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	1,188	1,162	1,182	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	1,063	379	389	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	590	579	587	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	506	(4)	(15)	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.32%	S + 6.50%	08/01/29	197	192	196	(7) (8)
Edko, LLC	Commercial Services & Supplies	8.42%	S + 4.75%	10/02/31	23,754	23,524	23,516	(7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	8,446	(41)	(42)	(7) (10)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	4,223	(41)	(42)	(7) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.44%	S + 4.75%	09/24/31	5,851	5,780	5,792	(7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.55%	S + 4.75%	09/24/31	3,352	1,049	1,056	(7) (8) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.74%	S + 4.75%	09/24/31	1,676	315	318	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	$8,915	$8,832	$8,826	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,477	3,446	3,443	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,204	1,228	1,217	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	10.47%	S + 6.75% (Incl. 2.00% PIK)	03/04/32	1,827	1,809	1,809	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	1,020	1,011	1,010	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	584	(5)	(6)	(7) (8) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	2,762	2,754	2,753	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	795	791	791	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32	522	(2)	(2)	(7) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	490	484	484	(7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32	204	36	36	(7) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32	146	(1)	(1)	(7) (10)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32	75	13	13	(7) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.23%	S + 5.50% (Incl. 2.75% PIK)	08/22/31	8,736	8,539	8,627	(7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.73%	S + 5.00%	08/22/30	1,000	310	312	(7) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.73%	S + 5.00%	08/22/31	498	405	407	(7) (8) (10)
Sweep Purchaser LLC	Commercial Services & Supplies	9.58%	S + 5.75% PIK	06/30/27	22,526	22,435	22,301	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.58%	S + 5.75%	06/30/27	10,517	10,491	10,464	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.42%	S + 5.75%	06/30/27	4,541	889	885	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.85%	S + 5.25% (Incl. 2.88% PIK)	12/15/31	19,621	19,449	19,523	(7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.61%	S + 4.75%	12/15/31	6,233	764	764	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.62%	S + 4.75%	12/15/31	2,649	710	719	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	9.00%	S + 5.25%	04/30/31	11,089	10,959	11,034	(7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	9.12%	S + 5.25%	04/30/31	3,274	505	511	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	9.06%	S + 5.25%	04/30/30	1,230	1,196	1,203	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies		S + 5.25%	04/30/30	666	(5)	(3)	(7) (8) (10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.72%	S + 6.00%	05/01/29	25,202	25,078	24,824	(7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.72%	S + 6.00%	05/01/29	2,641	1,610	1,583	(7) (8) (10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies		S + 6.00%	05/01/29	1,778	(16)	(27)	(7) (8) (10)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.34%	S + 5.25%	06/29/27	31,591	31,449	31,433	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.74%	S + 5.00%	06/29/27	15,000	14,855	14,850	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.07%	S + 5.25%	06/29/27	9,595	9,510	9,547	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27	944	(4)	(5)	(7) (8) (10)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.51%	S + 4.75%	08/05/32	6,733	6,669	6,666	(7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	2,056	(10)	(21)	(7) (8) (10)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	1,799	(17)	(18)	(7) (8) (10)
ATX Networks Corp.	Communications Equipment		S + 7.00% PIK	09/01/28	4,469	640	648	(7) (8) (12)
ATX Networks Corp.	Communications Equipment	9.67%	S + 6.00% PIK	09/01/28	658	635	635	(7) (8) (9)
ATX Networks Corp.	Communications Equipment	10.15%	S + 6.00% PIK	09/01/28	380	367	367	(7) (8) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.40%	S + 4.50%	10/15/31	663	657	659	(7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.29%	S + 4.50%	10/15/31	245	119	119	(7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.32%	S + 4.50%	10/15/31		$92	$21	$21	(7) (8) (10)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.62%	S + 5.00%	10/24/30		11,321	11,223	11,264	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.60%	B + 5.00%	10/24/30	AUD	11,199	7,374	7,436	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		S + 5.00%	10/24/30		1,132	(9)	(6)	(7) (8) (9) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		10,104	10,061	10,054	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		3,298	3,277	3,282	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(6)	(7)	(7) (8) (10)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.67%	S + 6.00%	10/04/30		4,399	4,316	4,300	(7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(8)	(12)	(7) (8) (10)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.15%	S + 5.25%	11/01/30		44,344	43,787	43,679	(7) (8)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		5,208	(62)	(78)	(7) (8) (10)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32		3,760	3,724	3,722	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.59%	S + 4.75%	08/02/32		3,325	3,292	3,291	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.59%	S + 4.75%	08/02/32		1,862	1,844	1,844	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32		1,641	1,625	1,625	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.59%	S + 4.75%	08/02/32		1,634	143	142	(7) (8) (10)
A Place For Mom, Inc.	Diversified Consumer Services	9.22%	S + 5.50%	02/10/28		7,093	7,076	6,632	(8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.67%	S + 6.00%	04/26/29		8,158	8,041	7,934	(7) (8) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.89%	S + 6.00%	04/26/29		3,834	1,742	1,689	(7) (8) (10) (11)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.81%	S + 6.00%	04/26/29		767	733	723	(7) (8) (10) (11)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.69%	S + 5.00%	06/06/31		8,343	8,298	8,301	(7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		4,321	(20)	(22)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31		835	(7)	(4)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.68%	S + 5.00%	06/06/31		715	387	397	(7) (8) (10)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.82%	S + 5.00%	11/01/28		886	859	882	(7) (8)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		86	(2)	—	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		14,096	13,907	13,955	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29		6,614	(66)	(66)	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.01%	S + 5.25%	12/21/29		6,283	5,733	5,780	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		4,733	4,667	4,685	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		4,702	4,639	4,655	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29		2,340	(29)	(23)	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		2,210	2,177	2,188	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		1,877	1,841	1,858	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.77%	S + 6.00%	12/15/26		18,407	18,342	17,855	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.77%	S + 6.00%	12/15/26		14,398	14,367	13,966	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.77%	S + 6.00%	12/15/26		7,586	7,553	7,358	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.72%	S + 6.00%	12/15/26		2,433	1,045	979	(7) (8) (10)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.92%	S + 5.25%	10/19/27		43,991	43,674	43,991	(7) (8)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.92%	S + 5.25%	10/19/27		8,798	8,731	8,798	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	$4,399	$(27)	$—	(7) (8) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	17,089	4,038	4,022	(7) (8) (10) (11)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	10,422	10,348	10,344	(7) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	7,308	7,248	7,253	(7) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(12)	(14)	(7) (8) (10) (11)
Splash Car Wash, Inc.	Diversified Consumer Services	8.67%	S + 5.00%	03/17/32	792	787	786	(7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	123	(1)	(1)	(7) (8) (10)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	79	(1)	(1)	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	8.86%	S + 5.00%	07/25/28	1,649	232	201	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.36%	S + 5.50%	07/25/28	947	942	936	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	210	210	209	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.62%	S + 5.75%	07/25/28	33	32	32	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.96%	S + 5.00%	05/01/31	10,483	10,397	10,378	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.90%	S + 5.00%	05/01/31	2,754	1,961	1,951	(7) (8) (10)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(12)	(16)	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.07%	S + 6.25%	08/15/30	4,788	4,659	4,764	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.08%	S + 6.25%	08/15/30	2,043	749	758	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	253	(5)	(1)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31	460	457	456	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	287	—	—	(7) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31	232	53	52	(7) (8) (10)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	193	(1)	(2)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	8.09%	S + 4.25%	08/06/31	184	183	182	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	96	—	—	(7) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/32	3,427	3,410	3,410	(7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32	1,142	(3)	(3)	(7) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.17%	S + 4.50%	12/31/32	431	30	30	(7) (10)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.79%	S + 6.00%	12/31/27	28,300	28,073	28,158	(7) (8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	3,140	(21)	(16)	(7) (8) (10)
Streamland Media Midco LLC	Entertainment	9.43%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	17,715	17,446	16,829	(7) (8)
Streamland Media Midco LLC	Entertainment	8.70%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	2,499	2,499	2,374	(7) (8)
Streamland Media Midco LLC	Entertainment	8.43%	S + 4.50%	04/02/29	1,944	1,308	1,308	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	21,065	20,909	20,960	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	2,961	2,936	2,946	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,805	(20)	(14)	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.77%	S + 5.00%	12/06/29	995	437	440	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	919	905	914	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	558	(2)	(3)	(7) (8) (10)
Aria Systems, LLC	Financial Services	11.83%	S + 8.00%	06/30/26	26,471	26,414	26,339	(7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.34%	S + 4.50%	07/30/32	18,162	17,989	17,980	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32		$2,270	$(21)	$(23)	(7) (8) (10)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	01/25/28		1,038	162	165	(7) (8) (10)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	01/25/28		962	955	955	(7) (8)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31		3,795	3,770	3,767	(7) (8)
Celero Commerce LLC	Financial Services	8.60%	S + 5.00%	02/28/31		904	103	99	(7) (8) (10)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		301	(2)	(2)	(7) (8) (10)
Computer Services, Inc.	Financial Services	8.17%	S + 4.50%	11/17/31		42,068	42,062	42,062	(7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		4,294	(11)	(11)	(7) (10)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		2,668	(7)	(7)	(7) (10)
Coretrust Purchasing Group LLC	Financial Services	8.72%	S + 5.00%	10/01/29		12,850	12,743	12,785	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.00%	10/01/29		1,228	(9)	(6)	(7) (8) (10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.00%	10/01/29		113	(2)	(1)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services	9.11%	S + 5.25%	08/08/31		26,716	26,463	26,449	(7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		8,905	(42)	(89)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		2,968	(28)	(30)	(7) (8) (10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.92%	S + 5.25%	05/25/28		27,501	27,356	26,676	(7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.92%	S + 5.25%	05/25/28		2,382	873	811	(7) (10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.92%	S + 5.25%	05/25/28		1,841	677	629	(7) (10)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		20,339	20,162	18,508	(7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,271	4,226	3,887	(7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.22%	S + 5.50%	09/26/30		16,800	16,639	16,632	(7) (8) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		936	(9)	(9)	(7) (8) (9) (10)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.97%	S + 5.25%	02/24/31		12,928	12,825	12,863	(7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(14)	(9)	(7) (8) (10)
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%	08/12/30		809	802	801	(7) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		101	(1)	(1)	(7) (8) (10)
Rubix Foods, LLC	Food Products	8.47%	S + 4.75%	04/30/31		23,092	22,881	22,861	(7)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		1,792	(16)	(18)	(7) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.42%	S + 4.75%	12/11/30		10,100	9,970	9,999	(7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,674	(21)	(17)	(7) (8) (10)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27		10,049	10,002	9,647	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.85%	S + 6.00%	12/06/27		5,512	5,498	5,333	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27		4,729	4,723	4,540	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27		4,333	4,324	4,160	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27		2,269	2,258	2,178	(7) (8) (13)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%	11/28/31	EUR	10,215	10,606	11,764	(7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%	11/28/31		6,387	(58)	(128)	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.32%	E + 5.25%	11/28/31		5,128	3,750	3,692	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.25%	11/28/31		3,760	3,694	3,685	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.17%	S + 4.50%	06/21/27		20,111	19,926	19,960	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.17%	S + 4.50%	06/21/27	$4,834	$4,795	$4,798	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.50%	06/21/27	4,094	(20)	(31)	(7) (8) (10)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.17%	S + 4.50%	06/21/27	1,524	1,517	1,513	(7) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.67%	S + 6.00% (Incl. 3.00% PIK)	02/28/31	24,556	24,267	23,083	(7) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.17%	S + 6.00% (Incl. 3.00% PIK)	02/28/31	4,554	2,229	1,997	(7) (8) (10)
Zeus Company LLC	Health Care Equipment & Supplies		S + 6.00% (Incl. 3.00% PIK)	02/28/30	3,426	(36)	(206)	(7) (8) (10)
Argos Health Holdings, Inc	Health Care Providers & Services	8.88%	S + 5.00%	12/03/29	21,120	20,896	20,909	(7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	8.88%	S + 5.00%	12/03/29	9,397	9,311	9,303	(7) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.07%	S + 7.25%	05/31/26	2,886	2,875	2,879	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.07%	S + 7.25%	05/31/26	1,021	935	978	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services		S + 7.25%	05/31/26	415	—	—	(8) (10)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	20,910	20,879	17,459	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	3,630	3,630	3,031	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	2,153	2,153	1,798	(7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.72%	S + 5.00%	08/07/31	2,555	2,531	2,530	(7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	221	(3)	(2)	(7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	99	(2)	(1)	(7) (8) (10)
CORA Health Holdings Corp	Health Care Providers & Services	9.72%	S + 5.75%	06/15/27	22,419	22,322	19,337	(7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	9.72%	S + 5.75%	06/15/27	371	369	320	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.52%	S + 5.75%	08/28/28	20,749	20,559	19,192	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.52%	S + 5.75%	08/28/28	2,184	2,165	2,020	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.52%	S + 5.75%	08/26/27	1,711	1,700	1,582	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.57%	S + 5.75%	06/13/28	2,742	2,696	2,715	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 5.75%	06/13/28	1,386	(14)	(14)	(7) (8) (10)
Highfive Dental Holdco, LLC	Health Care Providers & Services		S + 5.75%	06/13/28	313	(5)	(3)	(7) (8) (10)
Honor HN Buyer, Inc	Health Care Providers & Services	9.57%	S + 5.75%	10/15/27	23,382	23,215	23,324	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.57%	S + 5.75%	10/15/27	14,788	14,675	14,751	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	10,000	(30)	(25)	(7) (8) (10)
Honor HN Buyer, Inc	Health Care Providers & Services	9.57%	S + 5.75%	10/15/27	9,787	9,698	9,763	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.50%	P + 4.75%	10/15/27	2,802	333	343	(7) (8) (10)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	21,951	21,951	19,976	(7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	11,720	11,713	10,665	(7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	9,025	9,021	8,213	(7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	6,433	6,429	5,854	(7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	3,610	3,610	3,285	(7) (8) (14)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	31,802	31,802	23,772	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	8,802	8,802	6,580	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	7,034	7,034	5,258	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	1,887	1,887	1,410	(7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.99%	S + 5.00%	12/18/29	9,030	9,011	8,985	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	$634	$(2)	$(3)	(7) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	8.84%	S + 5.00%	12/18/29	313	79	80	(7) (8) (10)
SpendMend Holdings LLC	Health Care Providers & Services	8.97%	S + 5.00%	03/01/28	4,261	1,441	1,441	(7) (8) (10)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	615	610	612	(7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	169	168	168	(7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	83	13	13	(7) (8) (10)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.49%	S + 5.50%	12/21/26	20,991	20,908	20,676	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.49%	S + 5.50%	12/21/26	9,417	9,379	9,276	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.49%	S + 5.50%	12/21/26	7,298	7,267	7,188	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	3,023	(11)	(45)	(7) (8) (10)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27	825	793	505	(7) (8) (11) (12)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.97%	S + 7.00% PIK	03/18/27	97	99	97	(7) (8) (10) (11) (13)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.32%	S + 4.50%	08/02/32	33,523	33,443	33,439	(7) (8)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	11,363	(13)	(28)	(7) (8) (10)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	3,977	(9)	(10)	(7) (8) (10)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.82%	S + 6.00%	08/28/30	39,426	38,680	38,638	(7) (8)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 6.00%	08/28/30	1,582	(30)	(32)	(7) (8) (10)
ESO Solutions, Inc.	Health Care Technology	10.58%	S + 6.75%	05/03/27	39,908	39,686	39,708	(7) (8)
ESO Solutions, Inc.	Health Care Technology	10.58%	S + 6.75%	05/03/27	4,498	4,453	4,476	(7) (8)
ESO Solutions, Inc.	Health Care Technology	10.54%	S + 6.75%	05/03/27	3,620	3,240	3,240	(7) (8) (10)
Experity, Inc.	Health Care Technology		S + 5.00% (Incl. 2.25% PIK)	02/22/30	1,315	(12)	(10)	(7) (8) (10)
Experity, Inc.	Health Care Technology	8.67%	S + 5.00% (Incl. 2.25% PIK)	02/22/30	601	597	597	(7) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	12,118	11,982	11,997	(7) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,490	(12)	(15)	(7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.99%	S + 5.00%	05/11/29	1,241	1,226	1,228	(7) (8)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	236	142	158	(7) (8) (11) (12)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.97%	S + 4.25%	05/19/32	5,348	5,323	5,321	(7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	2,815	—	(14)	(7) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	(5)	(6)	(7) (10)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.72%	S + 6.00%	09/30/31	22,988	22,765	22,758	(7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	3,284	(31)	(33)	(7) (8) (10)
PlanSource Holdings, Inc.	Health Care Technology	9.32%	S + 5.50%	12/30/26	56,720	56,466	56,153	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(19)	(78)	(7) (8) (10)
PlanSource Holdings, Inc.	Health Care Technology	9.32%	S + 5.50%	12/30/26	905	902	896	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology	9.32%	S + 5.50%	12/30/26	905	903	896	(7) (8)
WebPT, Inc.	Health Care Technology	10.17%	S + 6.25%	01/18/28	24,937	24,226	21,695	(7) (8)
WebPT, Inc.	Health Care Technology	10.17%	S + 6.25%	01/18/28	5,492	5,458	4,778	(7) (8)
WebPT, Inc.	Health Care Technology	10.26%	S + 6.25%	01/18/28	2,617	2,255	1,940	(7) (8) (10)
WebPT, Inc.	Health Care Technology	10.18%	S + 6.25%	01/18/28	2,194	2,180	1,909	(7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	4,130	4,079	4,079	(7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure		S + 4.75%	12/31/31	$652	$(4)	$(4)	(7) (10)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	217	106	106	(7) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.99%	S + 5.00%	04/14/31	10,876	10,752	10,740	(7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.94%	S + 5.00%	04/14/31	2,521	1,700	1,691	(7) (8) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	1,261	(14)	(16)	(7) (8) (10)
CURiO Brands LLC	Household Products	8.92%	S + 5.25%	04/02/31	800	793	792	(7)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	131	(1)	(1)	(7) (10)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	65	(1)	(1)	(7) (10)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	39,102	38,863	35,974	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	7,460	7,460	6,863	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	5,948	5,948	5,472	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	4,596	4,321	3,953	(7) (8) (10)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50% PIK	08/11/27	3,685	(22)	(295)	(7) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/31	672	667	669	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/31	285	164	164	(7) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.67%	S + 5.00%	07/24/30	53	17	17	(7) (8) (10)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	18,973	18,329	18,262	(7) (8)
Ark Data Centers, LLC	IT Services	8.42%	S + 4.75%	11/27/30	8,500	8,355	8,245	(7) (8)
Ark Data Centers, LLC	IT Services	8.71%	S + 4.75%	11/27/30	5,000	1,098	1,000	(7) (8) (10)
Ark Data Centers, LLC	IT Services	8.72%	S + 4.75%	11/27/30	1,500	675	655	(7) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	3,344	3,289	3,327	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	2,331	2,309	2,319	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	1,297	(16)	(7)	(7) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.97%	S + 5.25%	10/02/29	1,181	1,164	1,175	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	882	(8)	(4)	(7) (8) (10)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.17%	S + 4.50%	06/03/32	20,060	19,972	19,960	(7)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.22%	S + 4.50%	06/03/32	2,009	174	173	(7) (10)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	371	—	(2)	(7) (10)
US Signal Company, LLC	IT Services	9.37%	S + 5.50%	09/04/29	6,842	6,789	6,774	(7) (8)
US Signal Company, LLC	IT Services	9.52%	S + 5.50%	09/04/29	2,103	1,560	1,555	(7) (8) (10)
US Signal Company, LLC	IT Services		S + 5.50%	09/04/29	1,053	(8)	(11)	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	3,847	3,838	3,828	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	439	(1)	(2)	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	369	364	367	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	302	299	300	(7) (8)
Xactly Corporation	IT Services	10.17%	S + 6.25%	07/30/27	62,025	61,621	60,785	(7) (8)
Xactly Corporation	IT Services		S + 6.25%	07/30/27	3,874	(21)	(78)	(7) (8) (10)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	4,099	4,034	4,058	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	531	522	525	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.47%	S + 6.75%	07/18/28	269	104	105	(7) (8) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%	06/30/32	14,574	14,436	14,428	(7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32		$2,684	$(12)	$(27)	(7) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.72%	S + 5.00%	06/30/32		2,236	277	276	(7) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.34%	S + 4.50%	08/20/31		759	752	755	(7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30		138	(1)	(1)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.47%	S + 4.75%	12/02/31		14,310	14,184	14,167	(7) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%	12/02/31		3,721	(16)	(37)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.47%	S + 4.75%	12/02/31		1,860	124	121	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31		19,712	19,537	19,515	(7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.57%	S + 4.75%	12/26/31		5,083	1,231	1,208	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.43%	S + 4.75%	12/26/31		2,546	803	800	(7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.17%	S + 4.50%	07/01/31		549	542	544	(7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.80%	S + 4.50%	07/01/30		148	43	43	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.17%	S + 4.50%	07/01/31		148	28	28	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.52%	E + 4.50%	07/01/31	EUR	137	145	159	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	9.57%	S + 5.75%	09/03/30		9,066	8,873	8,976	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	08/31/28		1,792	(31)	(18)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media	9.59%	S + 5.75%	09/03/30		1,064	1,046	1,053	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30		835	(15)	(8)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.75%	09/03/30		348	(6)	(3)	(7) (8) (10)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.92%	S + 5.25%	06/30/31		3,724	3,671	3,668	(7) (8) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		811	(6)	(12)	(7) (8) (9) (10)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	10.92%	S + 7.25% (Incl. 6.25% PIK)	12/17/29		19,229	19,064	14,999	(7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	10.92%	S + 7.25% (Incl. 6.25% PIK)	06/18/29		2,082	2,066	1,624	(7) (8)
Diligent Corporation	Professional Services	8.82%	S + 5.00%	08/02/30		58,189	57,846	57,753	(7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30		13,585	(75)	(102)	(7) (8) (10)
Diligent Corporation	Professional Services	8.82%	S + 5.00%	08/02/30		9,975	9,916	9,900	(7) (8)
Diligent Corporation	Professional Services	8.76%	S + 5.00%	08/02/30		7,450	1,710	1,695	(7) (8) (10)
Engage2Excel, Inc.	Professional Services	10.37%	S + 6.50%	07/01/29		910	899	887	(7) (8)
Engage2Excel, Inc.	Professional Services	10.91%	S + 6.50%	07/01/29		75	52	51	(7) (8) (10)
iCIMS, Inc.	Professional Services	9.61%	S + 5.75%	08/18/28		47,432	47,055	45,297	(7) (8)
iCIMS, Inc.	Professional Services	9.59%	S + 5.75%	08/18/28		4,199	1,352	1,197	(7) (8) (10)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.67%	S + 5.75%	11/30/27		16,837	16,704	16,753	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.69%	S + 5.75%	11/30/27		16,563	16,437	16,480	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/27		2,992	1,027	1,032	(7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29		16,892	15,642	13,006	(7) (8) (11) (12)
Pluralsight, Inc.	Professional Services	8.32%	S + 4.50% (Incl. 1.50% PIK)	08/22/29		9,813	9,739	9,715	(7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29		6,046	—	(60)	(7) (8) (10) (11)
Pluralsight, Inc.	Professional Services	8.32%	S + 4.50% (Incl. 1.50% PIK)	08/22/29		4,907	4,907	4,857	(7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29		2,418	—	(24)	(7) (8) (10) (11)
Westwood Professional Services Inc.	Professional Services	8.17%	S + 4.50%	09/19/31		9,735	9,652	9,638	(7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Westwood Professional Services Inc.	Professional Services	8.17%	S + 4.50%	09/19/31	$2,848	$947	$933	(7) (8) (10)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	1,479	(12)	(15)	(7) (8) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.59%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	37,432	37,197	34,812	(7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.51%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	12,115	12,057	11,267	(7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.59%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,482	11,428	10,678	(7) (8) (9)
MRI Software LLC	Real Estate Mgmt. & Development	8.42%	S + 4.75%	02/10/28	33,917	33,887	33,748	(7)
MRI Software LLC	Real Estate Mgmt. & Development	8.42%	S + 4.75%	02/10/28	1,826	215	210	(7) (10)
MRI Software LLC	Real Estate Mgmt. & Development	8.44%	S + 4.75%	02/10/28	273	53	53	(7) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.32%	S + 6.50%	07/01/27	75,324	75,324	74,571	(7) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	7,987	—	(80)	(7) (8) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.32%	S + 6.50%	07/01/27	6,138	6,077	6,076	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.29%	S + 6.00%	03/10/27	2,837	2,820	2,589	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,220	(7)	(107)	(7) (8) (10)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	2,312	2,286	2,286	(7)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	2,249	2,223	2,223	(7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	439	(4)	(4)	(7) (10)
Acquia, Inc.	Software	9.59%	S + 5.50%	10/30/26	42,164	41,960	41,743	(7) (8)
Acquia, Inc.	Software	9.59%	S + 5.50%	10/30/26	10,554	10,501	10,448	(7) (8)
Acquia, Inc.	Software	9.61%	S + 5.50%	10/30/26	3,268	3,257	3,235	(7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.22%	S + 4.50%	08/29/31	7,167	7,106	7,095	(7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.32%	S + 4.50%	08/29/31	1,433	315	308	(7) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	896	(7)	(9)	(7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.99%	S + 7.00%	12/31/26	39,210	39,049	38,426	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.99%	S + 8.00%	12/31/26	13,403	13,392	13,258	(7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.99%	S + 8.00%	12/31/26	12,500	12,500	12,375	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.99%	S + 8.00%	12/31/26	6,600	6,600	6,534	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.05%	S + 7.00%	12/31/26	4,570	3,640	3,565	(7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.99%	S + 8.00%	12/31/26	2,339	2,339	2,316	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	2,883	2,831	2,868	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	189	187	188	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.67%	S + 5.00%	07/01/30	183	179	182	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	7.82%	S + 4.15%	07/28/31	10,567	10,478	10,514	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(10)	(13)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(10)	(6)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(5)	(3)	(7) (8) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.17%	S + 4.50%	07/14/31	600	595	595	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.24%	S + 4.50%	07/14/31	286	283	284	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.24%	S + 4.50%	07/14/31	148	147	147	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31	114	(1)	(1)	(7) (8) (9) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32	57,447	—	—	(7) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32		$10,638	$—	$—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32		6,915	—	—	(7) (10)
CloudBees, Inc.	Software	10.83%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		15,913	15,705	15,913	(7) (8)
CloudBees, Inc.	Software	10.83%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		6,800	6,708	6,800	(7) (8)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26		5,066	5,041	5,028	(7) (8)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26		660	656	655	(7) (8)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26		393	(2)	(3)	(7) (8) (10)
Crewline Buyer, Inc. (dba New Relic)	Software	10.59%	S + 6.75%	11/08/30		3,631	3,561	3,595	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(6)	(4)	(7) (8) (10)
Edition Holdings, Inc. (dba Enverus)	Software	8.20%	S + 4.50%	12/20/32		3,295	3,283	3,283	(7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		893	(2)	(2)	(7) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		477	(1)	(1)	(7) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		335	(1)	(1)	(7) (10)
Gainsight, Inc.	Software	9.72%	S + 5.75%	07/30/27		29,079	28,932	28,788	(7) (8)
Gainsight, Inc.	Software		S + 5.75%	07/30/27		5,708	(26)	(57)	(7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.34%	S + 5.50% (Incl. 2.00% PIK)	01/17/31		11,915	11,826	11,915	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.84%	S + 5.00% (Incl. 2.00% PIK)	01/17/31		2,644	2,627	2,591	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31		1,645	(12)	(4)	(7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31		133	(2)	(3)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software	8.22%	S + 4.50%	03/12/32		788	780	780	(7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		113	(1)	(1)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		79	(1)	(1)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.17%	S + 4.50%	09/27/32		26,103	25,913	25,907	(7) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32		6,328	(23)	(47)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		3,164	(23)	(24)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		1,424	(10)	(11)	(7) (8) (10)
ML Holdco, LLC (dba MeridianLink)	Software	8.37%	S + 4.50%	10/25/32		12,786	12,723	12,722	(7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		3,326	(8)	(8)	(7) (10)
NC Topco, LLC (dba NContracts)	Software	8.22%	S + 4.50%	09/01/31		25,312	25,102	25,186	(7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		7,221	(29)	(36)	(7) (10)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/01/31		2,889	(23)	(14)	(7) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.38%	N + 4.50%	05/03/29	NOK	53,835	5,035	5,314	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.27%	S + 4.50%	05/03/29		31,667	23,940	23,782	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	S + 4.50%	05/03/29		21,786	21,719	21,677	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	S + 4.50%	05/03/29		7,214	7,214	7,178	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.28%	S + 4.50%	05/03/29		5,100	4,801	4,791	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		4,836	(14)	(24)	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	SN + 4.50%	05/03/29	GBP	2,456	3,121	3,294	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.22%	S + 4.50%	05/03/29		661	661	657	(7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29	$529	$—	$(3)	(7) (8) (9) (10)
Onyx CenterSource, Inc.	Software	9.39%	S + 5.25%	12/14/29	13,814	13,555	13,676	(7) (8)
Onyx CenterSource, Inc.	Software	9.39%	S + 5.25%	12/14/29	1,047	958	966	(7) (8) (10)
Runway Bidco, LLC (dba Redwood Software)	Software	8.67%	S + 5.00%	12/17/31	12,105	11,998	12,045	(7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,030	(13)	(15)	(7) (8) (10)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,515	(13)	(8)	(7) (8) (10)
Singlewire Software, LLC	Software	8.59%	S + 4.75%	05/10/30	1,887	1,869	1,873	(7) (8)
Singlewire Software, LLC	Software	8.42%	S + 4.75%	05/10/30	688	672	683	(7) (8)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	252	(4)	(2)	(7) (8) (10)
Smarsh, Inc.	Software	8.42%	S + 4.75%	02/16/29	35,000	34,730	34,650	(7) (8)
Smarsh, Inc.	Software	8.43%	S + 4.75%	02/16/29	5,000	1,901	1,883	(7) (8) (10)
Smarsh, Inc.	Software		S + 4.75%	02/16/29	3,333	(26)	(33)	(7) (8) (10)
Smarsh, Inc.	Software		S + 4.75%	02/16/29	3,333	(10)	(33)	(7) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.17%	S + 4.50%	07/02/29	52,689	52,208	52,162	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	12,115	—	—	(7) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.17%	S + 4.50%	07/02/29	7,398	1,332	1,315	(7) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	1,346	—	—	(7) (10)
Vamos Bidco, Inc. (dba VIP)	Software	8.42%	S + 4.75%	01/30/32	16,135	15,990	15,974	(7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,757	(29)	(68)	(7) (8) (10)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	2,027	(18)	(20)	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	21,475	(48)	(268)	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.67%	S + 5.00%	06/02/31	16,903	16,763	16,903	(7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.69%	S + 5.00%	06/02/31	9,266	7,545	7,616	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	2,178	513	529	(7) (8) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.76%	S + 5.00%	12/05/31	24,347	23,954	23,950	(7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	3,106	(46)	(47)	(7) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	252	(4)	(4)	(7) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%	10/07/30	16,266	15,961	16,104	(7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%	10/07/30	9,117	8,942	9,026	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	26,100	25,814	24,208	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.94%	S + 5.25%	12/31/29	2,988	326	142	(7) (8) (10)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	1,799	194	74	(7) (8) (10)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.67%	S + 5.00% (Incl. 1.75% PIK)	04/09/30	44,559	44,501	43,890	(7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 5.00% (Incl. 1.75% PIK)	04/09/30	2,601	(2)	(39)	(7) (8) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	12,398	—	—	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	2,610	—	—	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	2,175	—	—	(7) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.27%	S + 4.50%	12/06/32	10,383	10,280	10,279	(7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	3,810	(19)	(19)	(7) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	1,429	(14)	(14)	(7) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Initial Acquisition Date(5)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	$3,922	$1,835	$1,824	(7) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	3,912	3,883	3,873	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	3,912	3,883	3,873	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	2,445	2,427	2,421	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%		03/31/27	490	(4)	(5)	(7) (8) (10)
Total 1st Lien/Senior Secured Debt							2,919,435	2,857,787
1st Lien/Last-Out Unitranche (15) - 9.5%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$17,149	$14,834	$11,833	(7) (8) (12)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	19,504	19,244	19,309	(7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	12,678	8,982	8,856	(7) (8) (10)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	4,720	4,669	4,673	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.09%	S + 6.25%		12/07/28	6,255	6,215	6,224	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.08%	S + 6.25%		12/07/28	3,745	3,555	3,559	(7) (8) (10)
K2 Towers III, LLC	Wireless Telecommunication Services	8.37%	S + 4.67%		12/06/28	52,609	43,681	43,666	(7) (10)
Octagon Towers LLC	Wireless Telecommunication Services	8.68%	S + 4.98%		09/04/28	11,658	9,607	9,607	(7) (10)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%		12/22/28	10,181	10,124	10,130	(7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%		12/22/28	8,339	651	670	(7) (8) (10)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%		02/01/29	9,428	9,363	9,380	(7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%		02/01/29	5,573	2,724	2,732	(7) (8) (10)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.58%	S + 3.75%		08/31/28	5,000	4,499	4,517	(7) (8) (10)
Total 1st Lien/Last-Out Unitranche							138,148	135,156
2nd Lien/Senior Secured Debt - 3.4%
MPI Engineered Technologies, LLC	Automobile Components		S + 12.00% (Incl. 6.00% PIK)	01/15/20	11/17/25	$23,049	$20,011	$9,220	(8) (12) (14)
Wine.com, LLC	Beverages	16.15%	S + 12.00% PIK		04/03/27	13,424	13,663	14,163	(7) (8)
Wine.com, LLC	Beverages	16.15%	S + 12.00% PIK		04/03/27	3,779	3,009	6,807	(7) (8) (10) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				11/11/27	15,511	—	—	(7) (8) (17)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		05/11/27	12,150	9,714	14,914	(7) (8) (12)
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	16,360	—	—	(7) (8) (17)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,621	4,216	2,810	(7) (8) (17)
Total 2nd Lien/Senior Secured Debt							50,613	47,914
Unsecured Debt - 0.6%
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	$41,599	$—	$—	(7) (8) (12) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	23,994	6,488	—	(7) (8) (12) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	14,591	15,230	—	(7) (8) (12)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	13.82%	S + 10.00% PIK	05/31/23	05/31/26	1,373	813	1,301	(8)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	8,247	7,072	7,175	(8) (17)
Total Unsecured Debt							29,603	8,476
Total United States							$3,137,799	$3,049,333
Total Debt Investments							$3,306,672	$3,220,334

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Initial Acquisition Date(5)	Shares(6)	Cost	Fair Value	Footnotes
Equity Securities - 2.9%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels	01/31/14	3,579,988	$9,237	$52	(9) (17)
Total Common Stock				9,237	52
Total Canada				$9,237	$52
United States - 2.9%
Common Stock - 1.0%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$573	(7) (8) (17)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(7) (8) (11) (17)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	5,396	(7) (8) (11) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	1,228	(7) (8) (11) (17)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,579	(7) (8) (11) (17)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	1,951	(7) (8) (17)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	2,728	(8) (11) (17)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	—	(7) (8) (17)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	338	(8) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(8) (11) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(7) (8) (11) (17)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	798	(7) (8) (17)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	—	(7) (8) (11) (17)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	71	(7) (8) (17)
Total Common Stock				44,307	14,662

Preferred Stock - 1.9%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(7) (8) (17)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(7) (8) (17)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	127	(7) (8) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(8) (11) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(7) (8) (11) (17) (18)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	202,383	8,698	8,682	(7) (8) (17)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	17,617	(7) (8) (17)
Total Preferred Stock				33,101	26,426
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(7) (8) (17)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(7) (8) (17)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(7) (8) (17)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	247	(7) (8) (17)
Total Warrants				1,849	247
Total United States				$79,257	$41,335
Total Equity Securities				$88,494	$41,387
Total Investments - 229.2%				$3,395,166	$3,261,721
Investments in Affiliated Money Market Fund - 2.5%
United States - 2.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares			35,724,048	$35,724	$35,724	(19) (20)
Total United States				$35,724	$35,724
Total Investments in Affiliated Money Market Fund				$35,724	$35,724
Total Investments and Investments in Affiliated Money Market Fund - 231.7%				$3,430,890	$3,297,445

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(3)
For Industry subtotal and percentage, see Note 4 "Investments."
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2025, 3 month E was 2.03%, 1 month S was 3.69%, 3 month S was 3.65%, 6 month S was 3.57%, 3 month SN was 3.73%, 3 month C was 2.26%, 3 month N was 4.07%, 1 month B was 3.55%, 3 month B was 3.74% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(5)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $59,083 or 4.2% of the Company's net assets. The initial acquisition dates have been included for such securities.
(6)
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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these securities is $336,250 or 9.9% of the Company’s total assets.
(10)
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
(12)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(13)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(14)
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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $3,366 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the interest rate in effect for the secured borrowing was 16.15% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies".
(17)
Non-income producing security.
(18)
Share amount rounds to less than 1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of December 31, 2025 is 3.67%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 2,661	GBP 2,161	01/15/26	$(252)
Total Foreign Currency Forward Contracts				$(252)

Interest Rate Swaps

Counterparty	Hedged Item	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	2027 Notes	6.38%	S + 2.80%	Semiannual	03/11/27	$400,000	$607	$—	$607
Bank of America, N.A.	2030 Notes	5.65%	S + 2.36%	Semiannual	08/09/30	400,000	(3,570)	—	(3,570)
Total Interest Rate Swaps						$800,000	$(2,963)	$—	$(2,963)

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

	For the Years Ended December 31,
	2025	2024	2023
Prepayment premiums	$748	$961	$228
Accelerated amortization of upfront loan origination fees and unamortized discounts	$10,800	$9,754	$14,832

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

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the year ended December 31, 2025, 2024 and 2023, was $2,632, $5,016, and $6,660. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 2.8% and 1.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 4.5% and 2.0% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of December 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $43,211 and $61,795. Foreign currency of $4,896 and $4,969 (acquisition costs of $4,817 and $5,076) is included in cash as of December 31, 2025 and December 31, 2024.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2025, 2024 and 2023 the Company accrued excise taxes of $4,026, $5,296 and $4,760. As of December 31, 2025, $4,300 of accrued excise taxes remained payable.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operation or cash flows.

In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and nonfinancial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the Company beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operation or cash flows.

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

For the years ended December 31, 2025, 2024 and 2023, Management Fees amounted to $33,449, $35,232 and $35,470. As of December 31, 2025, $8,181 remained payable.

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

For the years ended December 31, 2025, 2024 and 2023, Incentive Fees based on income amounted to $26,224, $17,212 and $49,417, and the Investment Adviser voluntarily agreed to waive $1,986 of Incentive Fees for the year ended December 31, 2023. As of December 31, 2025, $3,844 remained payable.

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

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative net realized capital gains and losses and aggregate cumulative net unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 20% for the periods through December 31, 2024 and 17.5% for the periods after December 31, 2024 of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the years ended December 31, 2025, 2024 and 2023, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $2,049, $2,117 and $2,044. As of December 31, 2025, $512 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $32, $27 and $6. As of December 31, 2025, $3 remained payable.

Affiliates

GS Group Inc., together with certain of its subsidiaries, owned 5.8% as of December 31, 2025 and 5.5% as of December 31, 2024 of the outstanding shares of the Company’s common stock. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$25,238	$1,280,435	$(1,269,949)	$—	$—	$35,724	$785
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,551	1,595	(543)	—	(1,029)	11,574	1,135
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	(6,355)	6,355	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,015	—	(1,502)	—	(2,785)	2,728	177
Kawa Solar Holdings Limited	741	—	(614)	(4,567)	4,440	—	—
MedeAnalytics Group Holdings, LLC	156	—	—	—	2	158	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	21,130	4,262	(1,892)	—	(316)	23,184	2,458
Thrasio Holdings, Inc.	17,738	901	—	—	269	18,908	770
SDB HOLDCO, LLC (dba Specialty Dental Brands)	814	51	(1)	—	(262)	602	63
Pluralsight, Inc.	42,214	1,812	(73)	—	(16,459)	27,494	2,932
Total Non-Controlled Affiliates	$131,993	$1,289,056	$(1,274,574)	$(33,824)	$13,117	$125,768	$8,320

For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$1,318,734	$(1,293,496)	$—	$—	$25,238	$1,380
ABC Investment Holdco Inc. (dba ABC Plumbing)	—	11,883	(302)	—	(30)	11,551	713
Animal Supply Holdings, LLC	—	—	—	—	—	—	—
ATX Networks Corp.	6,437	128	(3,168)	(2,673)	(724)	—	235
Collaborative Imaging, LLC (dba Texas Radiology Associates)	4,122	—	(4,088)	658	(692)	—	85
Conergy Asia & ME Pte. LTD	—	—	—	—	—	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	9,101	—	(859)	—	(1,227)	7,015	807
Kawa Solar Holdings Limited	1,073	—	—	—	(332)	741	—
MedeAnalytics, Inc.	146	—	—	—	10	156	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	16,144	5,607	(602)	—	(19)	21,130	2,184
Thrasio, LLC	—	17,028	—	—	710	17,738	332
LCG Vardiman Black, LLC (dba Specialty Dental Brands)	—	955	—	—	(141)	814	85
Pluralsight, Inc.	—	41,716	—	—	498	42,214	524
Total Non-Controlled Affiliates	$42,419	$1,396,051	$(1,302,515)	$(2,015)	$(1,947)	$131,993	$6,345

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2025 and December 31, 2024, there were $2,213 and $1,088 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,088,308	$3,028,788	$3,301,746	$3,179,820
1st Lien/Last-Out Unitranche	138,148	135,156	168,709	165,905
2nd Lien/Senior Secured Debt	50,613	47,914	57,161	46,786
Unsecured Debt	29,603	8,476	39,124	16,790
Preferred Stock	33,101	26,426	35,513	31,246
Common Stock	53,544	14,714	69,480	34,290
Warrants	1,849	247	1,849	421
Total	$3,395,166	$3,261,721	$3,673,582	$3,475,258

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2025			December 31, 2024
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	17.6%		40.2%	19.5%		43.0%
Health Care Providers & Services	8.8		20.2	10.5		23.2
Health Care Technology	8.4		19.3	7.3		16.1
Financial Services	7.7		17.6	9.4		20.8
Commercial Services & Supplies	7.4		16.9	4.9		10.7
Professional Services	6.8		15.6	9.1		20.0
Diversified Consumer Services	6.1		14.0	6.4		13.9
Real Estate Mgmt. & Development	5.3		12.0	4.0		8.9
IT Services	4.4		10.2	4.9		10.9
Trading Companies & Distributors	3.2		7.3	2.8		6.3
Wireless Telecommunication Services	3.1		7.2	1.2		2.8
Health Care Equipment & Supplies	2.9		6.7	2.7		6.0
Entertainment	1.9		4.3	1.9		4.2
Containers & Packaging	1.7		3.8	1.3		2.8
Independent Power and Renewable Electricity Producers	1.6		3.7	1.4		3.2
Machinery	1.6		3.7	1.0		2.3
Oil, Gas & Consumable Fuels	1.1		2.6	—	(1)	—	(1)
Food Products	1.0		2.4	0.3		0.7
Construction & Engineering	1.0		2.3	0.6		1.3
Chemicals	1.0		2.3	2.5		5.6
Interactive Media & Services	0.8		1.9	2.0		4.5
Specialty Retail	0.8		1.7	0.6		1.3
Textiles, Apparel & Luxury Goods	0.7		1.7	0.2		0.4
Aerospace & Defense	0.7		1.5	0.3		0.7
Beverages	0.6		1.5	0.5		1.1
Broadline Retail	0.6		1.3	0.5		1.1
Pharmaceuticals	0.5		1.2	0.5		1.1
Hotels, Restaurants & Leisure	0.5		1.2	1.9		4.2
Building Products	0.5		1.0	0.2		0.3
Air Freight & Logistics	0.4		0.9	—		—
Media	0.3		0.7	0.3		0.7
Automobile Components	0.3		0.6	0.6		1.3
Energy Equipment & Services	0.2		0.4	0.2		0.4
Capital Markets	0.2		0.4	0.2		0.4
Leisure Products	0.1		0.3	0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3	0.1		0.3
Communications Equipment	0.1		0.1	0.1		0.2
Insurance	—	(1)	0.1	—	(1)	—	(1)
Household Products	—	(1)	0.1	—		—
Electrical Equipment(1)	—		—	—		—
Distributors	—		—	—	(1)	—	(1)
Total	100.0%		229.2%	100.0%		221.0%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2025	December 31, 2024
United States	94.8%	97.1%
Canada	3.2	2.0
United Kingdom	1.5	0.9
India	0.5	—
Germany	—	—	(1)
Singapore	—	—	(1)
Total	100.0%	100.0%
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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,637,872	Discounted cash flows	Discount Rate	7.9% - 21.4%	10.5%
	$13,278	Collateral analysis	Recovery Rate	—	75.3%
	$66,612	Comparable multiples	EV/EBITDA(6)	4.8x - 10.0x	7.2x
	$158	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$70,050	Discounted cash flows	Discount Rate	8.1% - 11.3%	9.9%
	$11,833	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$20,970	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$26,944	Comparable multiples	EV/EBITDA(6)	3.7x - 9.0x	6.9x
Unsecured Debt	$8,476	Discounted cash flows	Discount Rate	14.7% - 26.7%	16.5%
Equity
Preferred Stock	$8,682	Discounted cash flows	Discount Rate	—	20.6%
	$127	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$17,617	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	28.5%
	$8,468	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	7.5x
	$798	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$247	Comparable multiples	EV/Revenue	—	3.9x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,808,914	Discounted cash flows	Discount Rate	7.7% - 33.0%	11.4%
	$25,157	Collateral analysis	Recovery Rate	17.5% - 100.0%	96.2%
	$1,178	Comparable multiples	EV/EBITDA(6)	—	6.7x
	$58,976	Comparable multiples	EV/Revenue	0.4x - 2.5x	1.8x
1st Lien/Last-Out Unitranche	$165,905	Discounted cash flows	Discount Rate	8.8% - 13.6%	12.6%
2nd Lien/Senior Secured Debt	$37,297	Discounted cash flows	Discount Rate	13.2% - 23.0%	20.5%
	$9,489	Comparable multiples	EV/EBITDA(6)	8.5x - 9.5x	8.9x
Unsecured Debt	$16,204	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
	$586	Comparable multiples	EV/EBITDA(6)	—	7.3x
Equity
Preferred Stock	$14,320	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.7x
	$16,926	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	29.0%
	$13,209	Comparable multiples	EV/EBITDA(6)	4.5x - 13.5x	8.5x
	$15,561	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$421	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of December 31, 2025, included within the fair value of Level 3 assets of $3,207,527 is an amount of $309,999 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $2,737,368 or 86.5% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2024, included within the fair value of Level 3 assets of $3,431,997 is an amount of $242,458 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $3,028,320 or 90.0% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy:

	December 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$54,142	$2,974,646	$3,028,788	$—	$43,137	$3,136,683	$3,179,820
1st Lien/Last-Out Unitranche	—	—	135,156	135,156	—	—	165,905	165,905
2nd Lien/Senior Secured Debt	—	—	47,914	47,914	—	—	46,786	46,786
Unsecured Debt	—	—	8,476	8,476	—	—	16,790	16,790
Preferred Stock	—	—	26,426	26,426	—	—	31,246	31,246
Common Stock	52	—	14,662	14,714	124	—	34,166	34,290
Warrants	—	—	247	247	—	—	421	421
Affiliated Money Market Fund	35,724	—	—	35,724	25,238	—	—	25,238
Unrealized appreciation on interest rate swaps	—	607	—	607	—	—	—	—
Total Assets	$35,776	$54,749	$3,207,527	$3,298,052	$25,362	$43,137	$3,431,997	$3,500,496
Liabilities
Unrealized depreciation on interest rate swaps	$—	$(3,570)	$—	$(3,570)	$—	$—	$—	$—
Unrealized depreciation on foreign currency forward contracts	—	(252)	—	(252)	—	(38)	—	(38)
Total Liabilities	$—	$(3,822)	$—	$(3,822)	$—	$(38)	$—	$(38)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2025
1st Lien/Senior Secured Debt	$3,136,683	$943,772	$(97,604)	$62,331	$(1,090,492)	$19,956	$—	$—	$2,974,646	$(22,056)
1st Lien/Last-Out Unitranche	165,905	84,203	—	(188)	(116,145)	1,381	—	—	135,156	(2,733)
2nd Lien/Senior Secured Debt	46,786	2,650	(9,031)	7,676	—	(167)	—	—	47,914	(1,354)
Unsecured Debt	16,790	334	(1,055)	1,206	(9,366)	567	—	—	8,476	86
Preferred Stock	31,246	8,698	4,717	(2,408)	(15,827)	—	—	—	26,426	698
Common Stock	34,166	6,393	(20,143)	(3,567)	(2,187)	—	—	—	14,662	(24,884)
Warrants	421	—	—	(174)	—	—	—	—	247	(174)
Total Assets	$3,431,997	$1,046,050	$(123,116)	$64,876	$(1,234,017)	$21,737	$—	$—	$3,207,527	$(50,417)
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$3,036,965	$1,162,300	$(156,973)	$(20,331)	$(914,752)	$22,964	$6,510	$—	$3,136,683	$(81,340)
1st Lien/Last-Out Unitranche	144,743	20,213	—	519	(411)	841	—	—	165,905	519
2nd Lien/Senior Secured Debt	66,562	11,675	—	7,688	(40,129)	990	—	—	46,786	8,646
Unsecured Debt	27,314	10,086	(2,025)	(18,250)	—	(335)	—	—	16,790	(21,971)
Preferred Stock	37,296	212	437	2,635	(9,334)	—	—	—	31,246	2,617
Common Stock	30,511	15,894	609	(8,642)	(4,206)	—	—	—	34,166	(6,789)
Warrants	244	—	—	177	—	—	—	—	421	177
Total Assets	$3,343,635	$1,220,380	$(157,952)	$(36,204)	$(968,832)	$24,460	$6,510	$—	$3,431,997	$(98,141)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	December 31, 2025	December 31, 2024
Revolving Credit Facility	3	$585,750	$674,628
2025 Notes	2	$—	$359,028
2026 Notes	2	$499,700	$489,250
2027 Notes	2	$409,080	$409,520
2030 Notes	2	$402,240	$—

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 175% and 181%.

The Company’s outstanding debt was as follows:

	As of
	December 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$1,109,997	$585,750	$1,695,000	$1,019,992	$674,628
2025 Notes	—	—	—	360,000	—	359,845
2026 Notes	500,000	—	499,921	500,000	—	498,010
2027 Notes	400,000	—	397,333	400,000	—	393,969
2030 Notes	400,000	—	391,616	—	—	—
Total Debt	$2,995,000	$1,109,997	$1,874,620	$2,955,000	$1,019,992	$1,926,452

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $489,674, in EUR of EUR 13,700, in GBP of GBP 18,950, in CAD of CAD 52,270 and in AUD of AUD 24,500. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $626,674, in EUR of EUR 10,500, in GBP of GBP 18,950, in CAD of CAD 8,520 and in AUD of AUD 12,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2025 was 5.36% and for the year ended December 31, 2024 was 5.28%. The combined average debt of the aggregate borrowings outstanding for the year ended December 31, 2025 was $1,860,251 and for the year ended December 31, 2024 was $1,915,158.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and December 17, 2025.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of December 31, 2025, the Company was in compliance with these covenants.

Costs of $38,110 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, the unamortized deferred financing costs were $13,245 and $11,897.

The following table presents summary information regarding the Revolving Credit Facility:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$49,391	$52,757	$74,706
Facility fees	3,470	3,725	2,430
Amortization of financing costs	3,264	3,285	2,997
Total	$56,125	$59,767	$80,133
Weighted average interest rate	6.21%	7.21%	6.98%
Average outstanding balance	$795,868	$731,661	$1,070,027

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.750% unsecured notes due 2025 (the "2025 Notes"). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bore interest at a rate of 3.750% per year, payable semi-annually in arrears. The 2025 Notes matured and were fully repaid on February 10, 2025, in accordance with their terms, using proceeds from the Revolving Credit Facility.

The following table presents the components of the carrying value of the 2025 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$—	$360,000
Unamortized debt issuance costs	—	(155)
Carrying Value	$—	$359,845

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$1,463	$13,500	$13,500
Amortization of debt issuance costs	155	1,386	1,383
Total	$1,618	$14,886	$14,883

2026 Notes

On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of its 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bore interest at a rate of 2.875% per year, payable semi-annually in arrears. The 2026 Notes matured on January 15, 2026. For further information, see Note 13 “Subsequent Events.”

The following table presents the components of the carrying value of the 2026 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$500,000	$500,000
Unamortized debt issuance costs	(79)	(1,990)
Carrying Value	$499,921	$498,010

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$14,375	$14,375	$14,375
Amortization of debt issuance costs	1,911	1,916	1,911
Total	$16,286	$16,291	$16,286

2027 Notes

On March 11, 2024, the Company closed an offering of $400,000 aggregate principal amount of its 6.375% unsecured notes due 2027 (the "2027 Notes"). The 2027 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

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

The following table presents the components of the carrying value of the 2027 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(3,279)	(6,031)
Cumulative hedging adjustments	612	—
Carrying Value	$397,333	$393,969

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$26,291	$20,542	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	(607)	—	—
Hedged item	612	—	—
Amortization of debt issuance costs	2,752	2,232	—
Total	$29,048	$22,774	$—

2030 Notes

On September 9, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.650% unsecured notes due 2030 (the "2030 Notes"). The 2030 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2030 Notes bear interest at a rate of 5.650% per year, payable semi-annually in arrears, commencing on March 9, 2026. The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

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

The following table presents the components of the carrying value of the 2030 Notes:

	December 31, 2025	December 31, 2024
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(4,811)	—
Cumulative hedging adjustments	(3,573)	—
Carrying Value	$391,616	$—

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$8,164	$—	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	3,570	—	—
Hedged item	(3,573)	—	—
Amortization of debt issuance costs	320	—	—
Total	$8,481	$—	$—

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

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs bilateral uncleared OTC derivatives, including foreign currency forward contracts, as well as interest rate swaps, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be in good standing and by monitoring the financial stability of those counterparties.

The table below presents the average notional amounts, as an indicator for volume, for each derivative type:

	For the Years Ended December 31,
	2025	2024
Foreign Currency Forward Contracts	$2,661	$7,021
Interest Rate Swaps	$276,923	$—

The table below presents the gross fair value of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the Consolidated Statements of Assets and Liabilities.

December 31, 2025
	Derivative Assets			Derivative Liabilities
Counter Party	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$—	$607	$607	$(252)	$(3,570)	$(3,822)	$(3,215)	$3,215	$—

December 31, 2024
	Derivative Assets			Derivative Liabilities
Counter Party	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$—	$—	$—	$(38)	$—	$(38)	$(38)	$38	$—
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

As the Company does not utilize hedge accounting for foreign currency forward contracts, the effect of transactions in foreign currency forward contracts on the Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net realized gain (loss) on foreign currency forward contracts	$—	$(703)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(214)	688	(242)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(214)	$(15)	$(242)

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Years Ended December 31,
	2025	2024	2023
Interest rate swaps	$(2,963)	$—	$—
Hedged liabilities	2,961	—	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	December 31, 2025		December 31, 2024
	Carrying Value	Cumulative hedging adjustments	Carrying Value	Cumulative hedging adjustments
Hedged liabilities	$788,949	$(2,961)	$—	$—

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

The Company may commit to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer as defined in the relevant credit agreement. As of December 31, 2025, the Company has committed to fund letters of credit of $5,478 on behalf of the Accounts. As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$3,358	$—
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	2,063	3,152
Accommodations Plus Technologies LLC	439	—
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,914	3,555
AGS Health BCP Holdings, Inc. (dba AGS Health)	15,340	—
AGS Health BCP LLC (dba AGS Health)	8,522	—
AI Titan Parent, Inc. (dba Prometheus)	2,007	2,329
Airwavz Solutions, Inc.	2,549	—
AQ Helios Buyer, Inc. (dba SurePoint)	925	8,308
AQ Sunshine, Inc. (dba Relation Insurance)	155	271
Ark Data Centers, LLC	4,650	6,500
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	24,285	—
Aurora Acquireco, Inc. (dba AuditBoard)	114	400
Bayside Opco, LLC (dba Pro-PT)	415	415
BCTO Bluebill Buyer, Inc. (dba Ren)	2,270	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	1,582	—
BSI3 Menu Buyer, Inc (dba Kydia)	865	1,038
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	2,532	2,676
Celero Commerce LLC	1,099	—
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	3,140	3,140
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	5,471	2,760
Circustrix Holdings, LLC (dba SkyZone)	161	108
Clearwater Analytics, LLC	74,652	—
Coding Solutions Acquisition, Inc. (dba CorroHealth)	320	382
Computer Services, Inc.	6,961	14,830
Convenient Payments Acquisition, Inc.	393	—
Coretrust Purchasing Group LLC	1,340	4,953
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Holding Company (dba Intoxalock)	86	86
CURiO Brands LLC	196	—
Diligent Corporation	19,285	21,036
Eagle Family Foods Group LLC	101	101
Edition Holdings, Inc. (dba Enverus)	1,705	—
Edko, LLC	12,669	—
Elemica Parent, Inc.	62	—
Engage2Excel, Inc.	23	23
EnviroSmart, LLC (dba ES Integrated)	3,603	—
ESO Solutions, Inc.	362	1,086
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,260	1,260
Experity, Inc.	1,315	67
Frontgrade Technologies Holdings Inc.	213	250
Frontline Road Safety Operations, LLC	2,539	—
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	9,394	2,340
Fullsteam Operations LLC	11,874	38,708
Gainsight, Inc.	5,708	2,736
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	196	307

	Unfunded Commitment Balances(1)
	December 31, 2025	December 31, 2024
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$1,777	$1,924
GS AcquisitionCo, Inc. (dba Insightsoftware)	2,657	3,819
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	2,180	1,588
Hamilton Thorne, Inc.	7,720	5,128
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	1,380	1,747
Highfive Dental Holdco, LLC	1,698	313
Honor HN Buyer, Inc	12,452	12,452
iCIMS, Inc.	2,813	3,359
Ideal Components Acquisition, LLC (dba Ideal Tridon)	4,622	—
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,490	1,445
iWave Information Systems, Inc.	394	438
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	11,284	—
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	811	—
Kene Acquisition, Inc. (dba Entrust)	897	5,039
KPA Parent Holdings, Inc.	191	—
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	760	1,400
Lobos Parent, Inc. (dba NEOGOV)	10,916	—
Mandrake Bidco, Inc. (dba Miratech)	138	138
ML Holdco, LLC (dba MeridianLink)	3,326	—
MRI Software LLC	1,826	—
NC Topco, LLC (dba NContracts)	10,110	14,384
NCWS Intermediate, Inc. (dba National Carwash Solutions)	4,224	4,164
Newtek Merchant Solutions, LLC (dba NewtekOne)	936	—
NFM & J, L.P. (dba the Facilities Group)	1,945	2,992
North Star Acquisitionco, LLC (dba Everway)	13,375	4,447
Octane Purchaser, Inc. (dba Office Ally)	3,941	—
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	5,208	5,208
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	761	—
Onyx CenterSource, Inc.	70	698
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	4,399	4,399
Paris US Holdco, Inc. (dba Precinmac)	5,442	5,581
PDDS Holdco, Inc. (dba Planet DDS)	3,284	6,156
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	1,541	—
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	8,464
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	7,303	—
Precision Concepts Parent Inc.	1,476	—
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	1,875
Prophix Software Inc. (dba Pound Bidco)	710	1,703
PT Intermediate Holdings III, LLC (dba Parts Town)	2,601	3,059
QBS Parent, Inc. (dba Quorum Software)	2,197	1,910
Recorded Books Inc. (dba RBMedia)	2,974	749
Riverpoint Medical, LLC	4,094	3,275
Rocket Bidco, Inc. (dba Recochem)	2,227	2,029
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	5,546	7,069
Rubix Foods, LLC	1,792	—
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
SI Swan UK Bidco Limited (dba Sapiens International)	4,889	—
Singlewire Software, LLC	252	129
Smarsh, Inc.	9,733	4,333
Sonar Acquisitionco, Inc. (dba SimPRO)	1,132	9,811
Southeast Mechanical, LLC	14,839	17,279
SpecialtyCare, Inc.	866	—
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	222	279
SpendMend Holdings LLC	2,869	4,454
Splash Car Wash, Inc.	202	—
Spotless Brands, LLC	1,411	433
Streamland Media Midco LLC	637	—
Summit Buyer, LLC (dba Classic Collision)	24,774	7,864
Sundance Group Holdings, Inc. (dba NetDocuments)	19,389	4,361
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	2,391	3,498
Superman Holdings, LLC (dba Foundation Software)	1,471	4,794
Supreme Fitness Group NY Holdings, LLC	2,060	—

	Unfunded Commitment Balances(1)
	December 31, 2025	December 31, 2024
Sweep Purchaser LLC	$3,633	$4,541
TEI Intermediate LLC (dba Triumvirate Environmental)	7,355	8,570
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	17,023	—
Tropical Bidco, LLC (dba Tropical Cheese)	1,674	1,395
Trystar, LLC	752	349
UFT Buyer LLC (dba United Flow Technologies)	5,239	3,673
US Signal Company, LLC	1,579	3,158
USA DeBusk, LLC	3,434	3,772
USN Opco LLC (dba Global Nephrology Solutions)	3,023	2,118
Valet Waste Holdings, Inc. (dba Valet Living)	2,797	3,477
Vamos Bidco, Inc. (dba VIP)	8,784	—
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	3	12
VASA Fitness Buyer, Inc.	1,527	357
VisionSafe Holdings, Inc.	1,219	1,219
Volt Bidco, Inc. (dba Power Factors)	3,960	4,753
VRC Companies, LLC (dba Vital Records Control)	944	9,709
WebPT, Inc.	337	1,234
Wellness AcquisitionCo, Inc. (dba SPINS)	439	4,800
Westwood Professional Services Inc.	3,366	3,744
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	3,855	—
Xactly Corporation	3,874	3,874
Zarya HoldCo, Inc. (dba Eptura)	7,987	7,987
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	6,062	—
Zeus Company LLC	5,709	6,395
Acquia, Inc.	—	1,438
Arrow Buyer, Inc. (dba Archer Technologies)	—	487
ATX Networks Corp.	—	361
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	—	3,776
Bullhorn, Inc.	—	1,344
Businessolver.com, Inc.	—	2,068
Capitol Imaging Acquisition Corp.	—	180
Chronicle Bidco Inc. (dba Lexitas)	—	30,522
CivicPlus LLC	—	1,217
Clearcourse Partnership Acquireco Finance Limited	—	4,282
CorePower Yoga LLC	—	682
Easy Mile Fitness, LLC	—	1,624
Formulations Parent Corporation (dba Chase Corp)	—	835
GHA Buyer Inc. (dba Cedar Gate)	—	1,880
Governmentjobs.com, Inc. (dba NeoGov)	—	21,273
HealthEdge Software, Inc.	—	1,682
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	1,524
Kaseya Inc.	—	1,643
LS Clinical Services Holdings, Inc (dba CATO)	—	440
NAVEX TopCo, Inc.	—	810
Pioneer Buyer I, LLC	—	4,300
Rubrik, Inc.	—	252
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	913
Total Vision LLC	—	1,270
Total 1st Lien/Senior Secured Debt	$609,946	$479,238

	Unfunded Commitment Balances(1)
	December 31, 2025	December 31, 2024

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$3,696	$1,852
EIP Consolidated, LLC (dba Everest Infrastructure)	167	1,000
K2 Towers III, LLC	8,904	714
Octagon Towers LLC	2,051	—
Skyway Towers Intermediate LLC	7,628	3,150
Tarpon Towers II LLC	2,813	4,313
Towerco IV Holdings, LLC	458	785
Thor FinanceCo LLC (dba Harmoni Towers)	—	1,144
Total 1st Lien/Last-Out Unitranche	$25,717	$12,958
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$770
Total 2nd Lien/Senior Secured Debt	$770	$770
Total	$636,433	$492,966

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

In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock through ATM offerings:

	For the Year Ended December 31,
	2025	2024	2023
Gross Proceeds	$—	$111,043	$—
Underwriting/Offering Expenses	—	(1,851)	—
Net Proceeds	$—	$109,192	$—
Number of Shares Issued	—	7,226,857	—
Average Sales Price per Share	$—	$15.37	$—

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Year Ended December 31, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
May 7, 2025 (Supplemental)	May 30, 2025	June 13, 2025	$0.05	20,996	*
May 7, 2025 (Base)	June 30, 2025	July 28, 2025	$0.32	102,019	*
May 7, 2025 (Special)	June 30, 2025	July 28, 2025	$0.16	51,010	*
August 6, 2025 (Supplemental)	August 29, 2025	September 15, 2025	$0.03	11,190	*
August 6, 2025 (Base)	September 30, 2025	October 28, 2025	$0.32	134,411	*
August 6, 2025 (Special)	September 30, 2025	October 28, 2025	$0.16	67,206	*
November 5, 2025 (Supplemental)	November 28, 2025	December 15, 2025	$0.04	19,941	*
November 5, 2025 (Base)	December 31, 2025	January 27, 2026	$0.32	142,457	*
For the Year Ended December 31, 2024
February 21, 2024 (Base)	March 28, 2024	April 26, 2024	$0.45	119,858
May 1, 2024 (Base)	June 28, 2024	July 26, 2024	$0.45	132,515
August 8, 2024 (Base)	September 30, 2024	October 28, 2024	$0.45	135,282
November 7, 2024 (Base)	December 31, 2024	January 27, 2025	$0.45	136,377	*
For the Year Ended December 31, 2023
February 22, 2023 (Base)	March 31, 2023	April 27, 2023	$0.45	101,249	*
May 3, 2023 (Base)	June 30, 2023	July 27, 2023	$0.45	100,381
August 2, 2023 (Base)	September 30, 2023	October 27, 2023	$0.45	128,366	*
November 1, 2023 (Base)	December 29, 2023	January 26, 2024	$0.45	119,186

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

For the year ended December 31, 2025, repurchases under the 2025 10b5-1 Plan were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	1,047,183	11.55	12,095	62,905
July	2,136,943	11.73	25,068	37,837
August	—	—	—	—
September	—	—	—	—
October	—	—	—	—
November	1,538,637	9.71	14,946	22,891
December	5,392	9.94	54	22,837
Total	4,728,155		$52,163

For the year ended December 31, 2025, the weighted average discount of cost of repurchase to net asset of shares repurchased was 15.1%.

For the years ended December 31, 2024 and 2023, there was no 10b5-1 stock repurchase plan in effect.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets from operations	$119,267	$62,867	$195,874
Weighted average shares outstanding	115,576,890	114,673,460	108,305,428
Basic and diluted earnings (loss) per share	$1.03	$0.55	$1.81

11. TAX INFORMATION

The tax character of distributions was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Distributions paid from:
Ordinary Income	$216,756	$208,488	$197,124
Net Long-Term Capital Gains	—	—	—
Total Taxable Distributions	$216,756	$208,488	$197,124

The components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed Ordinary Income—net	$108,725	$152,038	$118,026
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$108,725	$152,038	$118,026
Capital Loss Carryforward (1):
Perpetual Long-Term	$(318,245)	$(297,091)	$(138,282)
Perpetual Short-Term	(100,239)	(29,987)	(12,358)
Total capital loss carryforwards	$(418,484)	$(327,078)	$(150,640)
Timing Differences (Organizational Costs, Post-October Capital Loss Deferral and Late Year Ordinary Loss Deferral)	(2,216)	(24,198)	(50,451)
Unrealized Earnings (Losses)—net	(144,720)	(174,432)	(141,514)
Total Accumulated Earnings (Losses)—net	$(456,695)	$(373,670)	$(224,579)

(1)
For the years ended December 31, 2025, 2024 and 2023 the Company did not utilize any capital losses.

The Company's ability to utilize its capital loss carryforwards is subject to an annual limitation under section 382 of the Code.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$3,439,934	$3,677,186	$3,555,001
Gross unrealized appreciation	28,055	36,583	24,511
Gross unrealized depreciation	(172,775)	(211,015)	(166,025)
Net unrealized investment appreciation (depreciation) on investments	$(144,720)	$(174,432)	$(141,514)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to wash sales, differences in the tax treatment of underlying fund investments, partnership investments, material modification of debt securities, unrealized appreciation (depreciation) on derivatives and changes in the fair value of the hedged liabilities attributable to the risk being hedged.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the year ended December 31, 2025, the Company reclassified $14,464 from paid-in capital in excess of par to distributable earnings. For the years ended December 31, 2024 and 2023, the Company reclassified $3,470 and $17,127 from total distributable earnings to paid-in capital in excess of par, respectively.

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the Years Ended December 31,
	2025	2024	2023
Net increase in net assets resulting from operations	$119,267	$62,867	$195,874
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	(60,390)	35,762	(21,214)
Income not currently taxable	10,358	(9,259)	(23,098)
Income for tax but not book	82	726	484
Expenses not currently deductible	4,111	5,791	5,970
Expenses for tax but not for book	(282)	(68)	(1,131)
Realized gain(loss) differences	(318,188)	(180,396)	(79,145)
Taxable income net of capital loss carryforward	$(245,042)	$(84,577)	$77,740
Capital loss carryforward	418,484	327,078	150,640
Taxable income (1)	$173,442	$242,501	$228,380

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

12. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Years Ended December 31,
	2025		2024		2023	2022		2021
Per Share Data:(1)
NAV, beginning of period	$13.41		$14.62		$14.61	$15.86		$15.91
Net investment income	1.57		2.20		2.28	2.24		2.33
Net realized and unrealized gains (losses)(2)	(0.54)		(1.64)		(0.48)	(1.70)	(3)	(0.43)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—	(4)	—	(4)	(0.01)	—	(4)	—	(4)
Net increase (decrease) in net assets from operations	1.03		0.56		1.79	0.54		1.90
Repurchases of common stock, including commissions and direct acquisition costs	0.08		—		—	—		—
Issuance of common stock, net of underwriting and offering costs	—		0.03		0.02	0.01	(3)	—
Distributions to common stockholders	(1.88)		(1.80)		(1.80)	(1.80)		(1.95)
Total increase (decrease) in net assets	(0.77)		(1.21)		0.01	(1.25)		(0.05)
NAV, end of period	$12.64		$13.41		$14.62	$14.61		$15.86
Market price, end of period	$9.28		$12.10		$14.65	$13.72		$19.16
Shares outstanding, end of period	112,569,067		117,297,222		109,563,525	102,850,589		101,818,811
Weighted average shares outstanding	115,576,890		114,673,460		108,305,428	102,258,701		101,691,076
Total return based on NAV(5)	12.18%		4.12%		13.35%	2.80%		10.67%
Total return based on market value(6)	(8.73%)		(6.25)%		20.95%	(20.09)%		11.26%
Supplemental Data/Ratio:
Net assets, end of period	$1,423,019		$1,572,700		$1,601,825	$1,502,394		$1,614,400
Ratio of net expenses to average net assets	12.25%		11.39%		13.17%	8.19%		6.75%
Ratio of net expenses before voluntary waivers to average net assets	12.25%		11.39%		13.29%	8.93%		8.42%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.07%		3.19%		3.10%	3.10%		2.53%
Ratio of interest and other debt expenses to average net assets	7.43%		7.12%		7.06%	5.05%		3.63%
Ratio of net incentive fees to average net assets	1.75%		1.08%		3.01%	0.04%		0.59%
Ratio of total expenses to average net assets	12.25%		11.39%		13.29%	8.93%		8.70%
Ratio of net investment income to average net assets	12.09%		15.82%		15.68%	14.52%		14.62%
Portfolio turnover	32%		30%		15%	20%		48%

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
(4)
Amount rounds to less than $0.01.
(5)
Calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.
(6)
Calculated as the change in market value per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s DRIP.

	For the Years Ended December 31,
	2020*		2019*		2018*	2017*	2016*
Per Share Data:(1)
NAV, beginning of period	$16.75		$17.65		$18.09	$18.31	$18.97
Net investment income	2.04		1.98		2.06	2.07	2.10
Net realized and unrealized gains (losses)(2)	(0.20)		(1.08)		(0.70)	(0.80)	(0.98)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—	(3)	—	(3)	(0.02)	—	—
Net increase in net assets from operations	1.84		0.90		1.34	1.27	1.12
Issuance of common stock in connection with the Merger	(0.88)		—		—	—	—
Issuance of common stock, net of underwriting and offering costs	—		—		—	0.31	—
Equity component of convertible notes	—		—		0.02	—	0.02
Distributions to common stockholders	(1.80)		(1.80)		(1.80)	(1.80)	(1.80)
Total increase (decrease) in net assets	(0.84)		(0.90)		(0.44)	(0.22)	(0.66)
NAV, end of period	$15.91		$16.75		$17.65	$18.09	$18.31
Market price, end of period	$19.12		$21.28		$18.38	$22.18	$23.52
Shares outstanding, end of period	101,534,370		40,367,071		40,227,625	40,130,665	36,331,662
Weighted average shares outstanding	53,940,573		40,313,662		40,184,715	38,633,652	36,317,131
Total return based on NAV(4)	6.78%		4.08%		6.96%	7.17%	5.42%
Total return based on market value(5)	1.00%		26.98%		(9.16)%	2.30%	35.20%
Supplemental Data/Ratio:
Net assets, end of period	$1,615,141		$676,125		$709,892	$725,830	$665,137
Ratio of net expenses to average net assets	7.62%		9.77%		8.81%	8.07%	7.25%
Ratio of net expenses before voluntary waivers to average net assets	9.30%		9.77%		8.81%	8.07%	7.25%
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	2.48%		3.24%		3.26%	3.47%	3.58%
Ratio of interest and other debt expenses to average net assets	4.82%		5.25%		3.62%	2.79%	2.12%
Ratio of net incentive fees to average net assets	0.32%		1.28%		1.93%	1.81%	1.55%
Ratio of total expenses to average net assets	12.09%		9.82%		8.81%	8.07%	7.25%
Ratio of net investment income to average net assets	13.28%		11.53%		11.42%	11.36%	11.30%
Portfolio turnover	24%		45%		26%	45%	17%

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

Repayment of the 2026 Notes

On January 15, 2026, the Company borrowed $505,000 under the Revolving Credit Facility and used the proceeds, together with cash on hand, to repay the 2026 Notes, plus accrued and unpaid interest, in full satisfaction of its obligations under the 2026 Notes.

2029 Notes

On January 28, 2026, the Company closed an offering of $400,000 aggregate principal amount of 5.100% unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2029 Notes bear interest at a rate of 5.100% per year, payable semi-annually in arrears on January 28 and July 28 of each year, commencing on July 28, 2026. The 2029 Notes will mature on January 28, 2029 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The Company designated this interest rate swap and the 2029 Notes in a qualifying fair value hedging relationship.

Distribution

On February 25, 2026, the Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about April 28, 2026 to holders of record as of March 31, 2026. In addition, the Board declared a quarterly supplemental distribution of $0.03 per share payable on or about March 20, 2026 to holders of record as of March 9, 2026.

Goldman Sachs BDC, Inc. — Tax Information (unaudited)

During the year ended December 31, 2025, the Company designated 87.50% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2025, the Company designated 78.44% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

a)
None.
b)
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 87 of this Annual Report on Form 10-K.
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

4.9

Fourth Supplemental Indenture, dated as of September 9, 2025, relating to the 5.650% Notes due 2030, by and between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on September 9, 2025).

4.10	Form of 5.650% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on September 9, 2025).

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

10.17

Twelfth Amendment to Senior Secured Revolving Credit Agreement, dated as of June 24, 2025, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on June 26, 2025).

10.18

Thirteenth Amendment to Senior Secured Revolving Credit Agreement, dated as of December 17, 2025, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on December 22, 2025).

10.19

Second Amended and Restated Investment Management Agreement, dated as of June 15, 2018, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no. 814-00998), filed on June 15, 2018).

10.20

Third Amended and Restated Investment Management Agreement, dated as of February 27, 2025, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 27, 2025).

10.21

Custody Agreement, dated as of April 1, 2013, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to pre-effective Amendment No. 8 to the Company’s Registration Statement on Form N-2 (File no. 333-187642), filed on March 10, 2015).

10.22

Transfer Agency and Services Agreement, effective as of May 2, 2016, by and between the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on May 9, 2016).

10.23

License Agreement, dated as of April 1, 2013, between the Company and the Goldman, Sachs & Co. (incorporated by reference to Exhibit (k)(4) to pre-effective Amendment No. 7 to the Company’s Registration Statement on Form N-2 (File no. 333-187642), filed on March 3, 2015).

10.24

Equity Distribution Agreement, dated as of November 15, 2023, among the Company, Goldman Sachs Asset Management, L.P. and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File no.814-00998), filed on November 7, 2023).

10.25	Dividend Reinvestment Plan, amended as of September 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-00998), filed on November 3, 2022).

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 24, 2022).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 27, 2025).

19.2	Share Repurchase Policy (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 27, 2025).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy and Procedures Regarding BDC Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File no. 814-00998), filed on February 27, 2025).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS BDC, INC.

Date: February 26, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: February 26, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Vivek Bantwal, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

Signature	Title
/s/ Vivek Bantwal Vivek Bantwal	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer (Co-Principal Executive Officer)
David Miller

/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ John Lanza	Principal Accounting Officer
John Lanza

/s/ Timothy J. Leach	Chairperson of the Board of Directors
Timothy J. Leach

/s/ Jaime Ardila Jaime Ardila	Director

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director

/s/ Katherine Uniacke Katherine Uniacke	Director