Form 10-Q
period 2026-03-31
Goldman Sachs BDC, Inc.
filed 2026-05-07
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 112,569,067 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,306,528 and $3,285,039)	$3,159,468	$3,171,677
Non-controlled affiliated investments (cost of $96,583 and $110,127)	69,472	90,044
Total investments, at fair value (cost of $3,403,111 and $3,395,166)	$3,228,940	$3,261,721
Investments in affiliated money market fund (cost of $2,476 and $35,724)	2,476	35,724
Cash	41,851	43,211
Interest and dividends receivable	25,127	26,927
Deferred financing costs	12,444	13,245
Other assets	32,019	2,419
Total assets	$3,342,857	$3,383,247
Liabilities
Debt (net of debt issuance costs of $14,272 and $8,169)	$1,898,158	$1,874,620
Interest and other debt expenses payable	8,757	25,546
Management fees payable	8,263	8,181
Incentive fees payable	12,438	3,844
Distribution payable	36,022	36,022
Secured borrowings	3,127	3,366
Accrued expenses and other liabilities	6,103	8,649
Total liabilities	$1,972,868	$1,960,228
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 112,569,067 and 112,569,067 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	113	113
Paid-in capital in excess of par	1,879,601	1,879,601
Distributable earnings (loss)	(509,725)	(456,695)
Total net assets	$1,369,989	$1,423,019
Total liabilities and net assets	$3,342,857	$3,383,247
Net asset value per share	$12.17	$12.64

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$69,106	$84,204
Payment-in-kind income	7,505	9,625
Other income	970	985
From non-controlled affiliated investments:
Interest income	999	1,361
Dividend income	125	173
Payment-in-kind income	58	556
Other income	30	36
Total investment income	$78,793	$96,940
Expenses:
Interest and other debt expenses	$30,041	$28,305
Management fees	8,263	8,681
Incentive fees	12,438	6,804
Professional fees	837	964
Directors’ fees	152	207
Other general and administrative expenses	1,295	1,043
Total expenses	$53,026	$46,004
Net investment income before taxes	$25,767	$50,936
Income tax expense, including excise tax	$982	$1,322
Net investment income after taxes	$24,785	$49,614
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(46)	$(21,570)
Non-controlled affiliated investments	—	(22,902)
Foreign currency forward contracts	(253)	—
Foreign currency and other transactions	1,242	239
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(33,399)	7,589
Non-controlled affiliated investments	(7,028)	19,901
Foreign currency forward contracts	303	(89)
Foreign currency translations and other transactions	783	(1,157)
Net realized and unrealized gains (losses)	$(38,398)	$(17,989)
(Provision) benefit for taxes on realized gain/loss on investments	$(18)	$(72)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	—
Net increase (decrease) in net assets from operations	$(13,631)	$31,553
Weighted average shares outstanding	112,569,067	117,297,222
Basic and diluted net investment income per share	$0.22	$0.42
Basic and diluted earnings (loss) per share	$(0.12)	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net assets at beginning of period	$1,423,019	$1,572,700
Increase (decrease) in net assets from operations:
Net investment income	$24,785	$49,614
Net realized gain (loss)	943	(44,233)
Net change in unrealized appreciation (depreciation)	(39,341)	26,244
(Provision) benefit for taxes on realized gain/loss on investments	(18)	(72)
Net increase (decrease) in net assets from operations	$(13,631)	$31,553
Distributions to stockholders from:
Distributable earnings	$(39,399)	$(56,303)
Total distributions to stockholders	$(39,399)	$(56,303)
Total increase (decrease) in net assets	$(53,030)	$(24,750)
Net assets at end of period	$1,369,989	$1,547,950
Distributions per share	$0.35	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$(13,631)	$31,553
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(96,057)	(112,387)
Payment-in-kind interest capitalized	(7,611)	(10,829)
Investments in affiliated money market fund, net	33,248	25,209
Proceeds from sales of investments and principal repayments	98,947	201,914
Net realized (gain) loss on investments	46	44,472
Net change in unrealized (appreciation) depreciation on investments	40,427	(27,490)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(187)	(52)
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(72)	—
Amortization of premium and accretion of discount, net	(3,209)	(5,021)
Amortization of deferred financing and debt issuance costs	2,250	2,111
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,800	4,504
(Increase) decrease in other assets	(34,334)	(589)
Increase (decrease) in interest and other debt expenses payable	(17,314)	(15,514)
Increase (decrease) in management fees payable	82	(99)
Increase (decrease) in incentive fees payable	8,594	474
Increase (decrease) in accrued expenses and other liabilities	(2,546)	(4,386)
Net cash provided by (used for) operating activities	$10,433	$133,870
Cash flows from financing activities:
Offering costs paid	—	(229)
Distributions paid	(39,399)	(52,784)
Deferred financing and debt issuance costs paid	(7,028)	(329)
Borrowings on debt	986,542	469,295
Repayments of debt	(951,792)	(529,000)
Net cash provided by (used for) financing activities	$(11,677)	$(113,047)
Net increase (decrease) in cash	$(1,244)	$20,823
Effect of foreign exchange rate changes on cash	(116)	141
Cash, beginning of period	43,211	61,795
Cash, end of period	$41,851	$82,759
Supplemental and non-cash activities
Interest expense paid	$44,072	$40,698
Accrued but unpaid excise tax expense	$1,203	$1,580
Accrued but unpaid distributions	$36,022	$56,303
Exchange of investments	$—	$70,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Debt Investments - 233.2%
Canada - 7.8%
1st Lien/Senior Secured Debt - 7.8%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%	11/01/30		$14,383	$14,181	$14,239	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.33%	C + 4.75%	11/01/30	CAD	7,811	5,553	5,559	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.32%	C + 4.75%	11/01/30	CAD	1,940	793	776	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%	11/01/30		1,727	1,701	1,709	(7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.42%	S + 4.75%	11/01/30	CAD	776	19	16	(7) (8) (9) (10)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		S + 4.75%	11/01/30	CAD	518	(8)	(4)	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.17%	S + 6.00%	02/01/27		13,488	13,465	13,353	(7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	10.17%	S + 6.00%	02/01/27		1,294	944	932	(7) (8) (9) (10)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.69%	S + 6.00%	02/01/27		730	495	487	(7) (8) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.31%	C + 5.00%	01/14/33	CAD	5,206	3,714	3,705	(7) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.27%	C + 5.00%	01/14/33	CAD	969	97	96	(7) (9) (10)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services		C + 5.00%	01/14/33	CAD	692	(30)	(30)	(7) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.56%	C + 5.25%	06/30/31	CAD	45,575	33,021	32,271	(7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	9,957	(48)	(107)	(7) (8) (9) (10)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.56%	C + 5.25%	06/30/31	CAD	6,638	750	724	(7) (8) (9) (10)
Everest Clinical Research Corporation	Professional Services	8.35%	S + 4.50%	11/06/28		4,670	4,625	4,624	(7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.35%	S + 4.50%	11/06/28		7,122	7,070	7,051	(7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	11/06/28		1,260	(8)	(13)	(7) (8) (9) (10)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.07%	S + 6.25%	05/25/27		21,167	21,067	20,955	(7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(13)	(34)	(7) (8) (9) (10)
iWave Information Systems, Inc.	Software	9.68%	S + 6.00%	11/24/28		862	851	849	(7) (8) (9)
iWave Information Systems, Inc.	Software	9.68%	S + 6.00%	11/24/28		438	43	37	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt							108,282	107,195
Total Canada							$108,282	$107,195
India - 1.3%
1st Lien/Senior Secured Debt - 1.3%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.17%	S + 4.50%	08/02/32		$17,615	$17,574	$17,483	(7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		6,249	(7)	(47)	(7) (8) (9) (10)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32		2,273	(5)	(17)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt							17,562	17,419
Total India							$17,562	$17,419
United Kingdom - 3.6%
1st Lien/Senior Secured Debt - 3.6%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.22%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	16,742	$20,286	$21,384	(7) (8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.22%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	9,883	12,524	12,623	(7) (8) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.42%	S + 4.75%	12/17/32		15,104	15,031	14,991	(7) (8) (9)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	12/17/32		2,619	(6)	(20)	(7) (8) (9) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	06/17/26	$2,270	$—	$(17)	(7) (8) (9) (10)
Total 1st Lien/Senior Secured Debt						47,835	48,961
Total United Kingdom						$47,835	$48,961
United States - 220.5%
1st Lien/Senior Secured Debt - 206.5%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.90%	S + 5.25% (Incl. 1.54% PIK)	01/09/30	$957	$940	$936	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.90%	S + 5.25% (Incl. 1.54% PIK)	01/09/30	732	722	715	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.91%	S + 5.25% (Incl. 1.54% PIK)	01/09/30	327	324	319	(7) (8)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.66%	S + 5.00%	01/09/28	250	23	19	(7) (8) (10)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.65%	S + 5.00%	01/09/30	59	58	57	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.70%	S + 5.00%	09/30/31	11,352	11,246	11,295	(7) (8)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	4,596	(21)	(23)	(7) (8) (10)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.91%	P + 4.00%	09/30/31	2,706	498	510	(7) (8) (10)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.16%	S + 5.50%	04/18/30	6,988	6,885	6,848	(7) (8)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/18/30	1,219	(17)	(24)	(7) (8) (10)
Auctane, Inc.	Air Freight & Logistics		S + 4.75%	12/31/32	5,000	—	—	(7) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.45%	S + 4.75%	08/02/32	13,203	13,080	13,071	(7) (8)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	4,042	(18)	(40)	(7) (8) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	1,573	(14)	(16)	(7) (8) (10)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	448	(4)	(4)	(7) (8) (10)
Thrasio, LLC	Broadline Retail		S + 10.26%	06/18/29	17,646	12,117	14,999	(7) (8) (11) (12)
Thrasio, LLC	Broadline Retail	11.93%	S + 8.00%	06/18/29	5,067	5,001	5,016	(7) (8) (11)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	4,505	—	—	(7) (10)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	495	—	—	(7) (10)
3SI Security Systems, Inc.	Commercial Services & Supplies		S + 6.50%	12/16/26	11,895	11,763	7,642	(8) (12)
3SI Security Systems, Inc.	Commercial Services & Supplies		S + 6.50%	12/16/26	1,812	1,780	1,164	(8) (12)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	3,900	3,835	3,880	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.52%	S + 5.75%	08/01/29	2,162	2,135	2,097	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.52%	S + 5.75%	08/01/29	1,849	752	713	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	1,185	1,163	1,179	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.60%	S + 6.50%	08/01/29	1,063	725	734	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	588	578	585	(7) (8)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	506	(4)	(15)	(7) (8) (10)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.27%	S + 6.50%	08/01/29	196	191	195	(7) (8)
Edko, LLC	Commercial Services & Supplies	8.45%	S + 4.75%	10/02/31	23,694	23,473	23,457	(7) (8)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	8,446	(39)	(84)	(7) (8) (10)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	4,223	(39)	(42)	(7) (8) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.71%	S + 5.00%	09/24/31	5,836	5,768	5,763	(7) (8)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	3,348	1,416	1,413	(7) (8) (10)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	1,676	525	524	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	8,963	8,883	8,851	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,497	3,467	3,453	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		$3,206	$1,625	$1,608	(7) (8) (10)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		1,836	1,819	1,814	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		1,026	1,017	1,013	(7) (8)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		584	(5)	(7)	(7) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.17%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		8,741	8,551	8,631	(7) (8)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.67%	S + 5.00%	08/22/30		1,000	511	510	(7) (8) (10)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.66%	S + 5.00%	08/22/31		497	488	491	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.52%	S + 5.75% PIK	06/30/27		23,001	22,925	22,713	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.52%	S + 5.75%	06/30/27		10,490	10,468	10,385	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.45%	S + 5.75%	06/30/27		4,541	892	863	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.85%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		19,762	19,596	19,663	(7) (8)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31		6,233	4,022	4,036	(7) (8) (10)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31		2,649	710	719	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	8.93%	S + 5.25%	04/30/31		11,061	10,936	10,951	(7) (8)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/31		2,914	2,063	2,065	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/30		1,230	1,196	1,197	(7) (8) (10)
USA DeBusk, LLC	Commercial Services & Supplies	8.94%	S + 5.25%	04/30/30		777	172	170	(7) (8) (10)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.67%	S + 6.00%	05/01/29		25,138	25,023	24,761	(7) (8)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.67%	S + 6.00%	05/01/29		2,641	1,875	1,847	(7) (8) (10)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.92%	S + 5.25%	06/29/27		31,508	31,389	31,429	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.66%	S + 5.00%	06/29/27		14,963	14,841	14,850	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.90%	S + 5.25%	06/29/27		9,571	9,499	9,523	(7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		944	(3)	(2)	(7) (8) (10)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	08/05/32		6,733	6,671	6,666	(7) (8)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		2,056	(9)	(21)	(7) (8) (10)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		1,799	(16)	(18)	(7) (8) (10)
ATX Networks Corp.	Communications Equipment		S + 7.00% PIK	09/01/28		4,714	640	—	(7) (8) (12)
ATX Networks Corp.	Communications Equipment	9.70%	S + 6.00% PIK	09/01/28		674	654	527	(7) (8) (9)
ATX Networks Corp.	Communications Equipment	9.70%	S + 6.00% PIK	09/01/28		406	394	318	(7) (8) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		663	657	656	(7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		245	119	118	(7) (8) (10)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		92	21	21	(7) (8) (10)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.79%	B + 4.75%	10/24/30		11,321	11,227	11,208	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	8.86%	B + 4.75%	10/24/30	AUD	11,199	7,377	7,650	(7) (8) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 4.75%	10/24/30		1,132	(9)	(11)	(7) (8) (9) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		10,079	10,037	9,953	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		3,290	3,270	3,249	(7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(6)	(18)	(7) (8) (10)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.70%	S + 6.00%	10/04/30		4,388	4,309	4,289	(7) (8)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(8)	(12)	(7) (8) (10)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	8.92%	S + 5.25%	11/01/30		44,232	43,700	43,568	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30	$5,208	$(59)	$(78)	(7) (8) (10)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	3,750	3,716	3,713	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	3,316	3,285	3,283	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	1,858	1,840	1,839	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	1,637	1,622	1,621	(7) (8)
Precision Concepts Parent Inc.	Containers & Packaging	8.42%	S + 4.75%	08/02/32	1,634	347	346	(7) (8) (10)
A Place For Mom, Inc.	Diversified Consumer Services	9.17%	S + 5.50%	02/10/28	7,070	7,054	6,257	(8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.70%	S + 6.00%	04/26/29	8,137	8,028	7,893	(7) (8)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.67%	S + 6.00%	04/26/29	3,834	2,053	1,986	(7) (8) (10)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29	767	(10)	(23)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31	8,876	8,821	8,832	(7) (8)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	4,321	(19)	(22)	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services	8.70%	S + 5.00%	06/06/31	835	63	65	(7) (8) (10)
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	Diversified Consumer Services		S + 5.00%	06/06/31	160	(5)	(1)	(7) (8) (10)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.77%	S + 5.00%	11/01/28	884	859	880	(7) (8)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.86%	S + 5.00%	11/01/28	86	24	25	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	14,052	13,874	13,912	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29	6,614	(62)	(66)	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	6,268	5,724	5,766	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	4,718	4,656	4,671	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	4,688	4,628	4,641	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29	2,340	(27)	(23)	(7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	2,203	2,172	2,181	(7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29	1,871	1,837	1,852	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.80%	S + 6.00%	12/15/26	18,358	18,310	17,899	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.80%	S + 6.00%	12/15/26	14,361	14,337	14,002	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.80%	S + 6.00%	12/15/26	7,566	7,542	7,377	(7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.69%	S + 6.00%	12/15/26	2,433	2,139	2,084	(7) (8) (10)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.95%	S + 5.25%	10/19/27	43,991	43,715	43,551	(7) (8)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.95%	S + 5.25%	10/19/27	8,798	8,739	8,710	(7) (8)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	4,399	(23)	(44)	(7) (8) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	17,089	4,056	4,022	(7) (8) (10) (11)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	10,395	10,333	10,317	(7) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	7,289	7,239	7,234	(7) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,900	(10)	(14)	(7) (8) (10) (11)
Splash Car Wash, Inc.	Diversified Consumer Services	8.70%	S + 5.00%	03/17/32	869	863	862	(7) (8)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	439	(2)	(3)	(7) (8) (10)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	123	(1)	(1)	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	8.67%	S + 5.00%	07/25/28	1,649	305	278	(7) (8) (10)
Spotless Brands, LLC	Diversified Consumer Services	9.17%	S + 5.50%	07/25/28	945	940	936	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	9.45%	S + 5.75%	07/25/28	$209	$209	$208	(7) (8)
Spotless Brands, LLC	Diversified Consumer Services	9.49%	S + 5.75%	07/25/28	32	32	32	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.65%	S + 5.00%	05/01/31	10,456	10,374	10,352	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.66%	S + 5.00%	05/01/31	2,750	2,726	2,723	(7) (8)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(11)	(16)	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.02%	S + 6.25%	08/15/30	4,776	4,653	4,752	(7) (8)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.03%	S + 6.25%	08/15/30	2,043	1,413	1,426	(7) (8) (10)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	253	(4)	(1)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31	429	426	425	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.50%	08/06/31	248	(1)	(2)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31	232	230	230	(7) (8)
Trystar, LLC	Electrical Equipment	7.92%	S + 4.25%	08/06/31	184	182	182	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	116	(1)	(1)	(7) (8) (10)
Trystar, LLC	Electrical Equipment	8.17%	S + 4.50%	08/06/31	83	82	82	(7) (8)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	66	—	(1)	(7) (8) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.20%	S + 4.50%	12/31/32	3,436	3,420	3,402	(7) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32	1,133	(3)	(11)	(7) (8) (10)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.20%	S + 4.50%	12/31/32	431	63	60	(7) (8) (10)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.80%	S + 6.00%	12/31/27	24,111	23,940	23,990	(7) (8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	3,140	(19)	(16)	(7) (8) (10)
Streamland Media Midco LLC	Entertainment	9.46%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	18,088	17,837	17,003	(7) (8)
Streamland Media Midco LLC	Entertainment	9.17%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	3,576	2,780	2,780	(7) (8) (10)
Streamland Media Midco LLC	Entertainment	9.46%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	2,552	2,552	2,399	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29	21,011	20,864	20,906	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29	2,953	2,930	2,939	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,805	(18)	(14)	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	994	437	439	(7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	916	904	912	(7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	558	(2)	(3)	(7) (8) (10)
Aria Systems, LLC	Financial Services	13.78%	S + 10.00% (Incl. 2.00% PIK)	06/30/26	26,687	26,659	26,421	(7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32	18,162	17,994	17,890	(7) (8)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	2,270	(20)	(34)	(7) (8) (10)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(10)	(13)	(7) (8) (10)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.78%	S + 6.00%	01/25/28	962	956	950	(7) (8)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31	3,795	3,771	3,767	(7) (8)
Celero Commerce LLC	Financial Services	8.72%	S + 5.00%	02/28/31	904	250	246	(7) (8) (10)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	301	(2)	(2)	(7) (8) (10)
Computer Services, Inc.	Financial Services	8.20%	S + 4.50%	11/17/31	41,963	41,957	41,543	(7) (8)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	4,294	(10)	(43)	(7) (8) (10)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	2,668	(6)	(27)	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Coretrust Purchasing Group LLC	Financial Services	8.92%	S + 5.25%	10/01/29		$12,817	$12,717	$12,753	(7) (8)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		1,228	(9)	(6)	(7) (8) (10)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		113	(2)	(1)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services	8.89%	S + 5.25%	08/08/31		26,716	26,471	26,382	(7) (8)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		8,905	(40)	(111)	(7) (8) (10)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		2,968	(27)	(37)	(7) (8) (10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.95%	S + 5.25%	05/25/28		27,428	27,297	24,685	(7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.95%	S + 5.25%	05/25/28		2,382	1,241	1,011	(7) (10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.95%	S + 5.25%	05/25/28		682	679	614	(7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.20%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		20,568	20,407	16,968	(7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.20%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,320	4,279	3,564	(7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.17%	S + 5.50%	09/26/30		16,757	16,604	16,590	(7) (8) (9)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		936	(8)	(9)	(7) (8) (9) (10)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.92%	S + 5.25%	02/24/31		12,895	12,797	12,799	(7) (8)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(13)	(14)	(7) (8) (10)
Eagle Family Foods Group LLC	Food Products	8.79%	S + 5.00%	08/12/30		799	793	791	(7) (8)
Eagle Family Foods Group LLC	Food Products		S + 5.00%	08/12/30		101	(1)	(1)	(7) (8) (10)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33		3,372	—	—	(7) (10)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33		1,163	—	—	(7) (10)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33		465	—	—	(7) (10)
Rubix Foods, LLC	Food Products	8.42%	S + 4.75%	04/30/31		23,034	22,831	22,573	(7) (8)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		1,792	(15)	(36)	(7) (8) (10)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.45%	S + 4.75%	12/11/30		14,395	14,209	14,251	(7) (8)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,674	(20)	(17)	(7) (8) (10)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27		10,023	9,984	9,196	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.84%	S + 6.00%	12/06/27		5,498	5,487	5,085	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27		4,717	4,713	4,328	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27		4,322	4,315	3,965	(7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27		2,269	2,260	2,081	(7) (8) (13)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.26%	E + 5.25%	11/28/31	EUR	10,215	10,613	11,571	(7) (8)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.25%	11/28/31		6,387	(56)	(128)	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.26%	E + 5.25%	11/28/31		5,128	3,718	3,692	(7) (8) (10)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.92%	S + 5.25%	11/28/31		3,760	3,696	3,685	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.20%	S + 4.50%	06/21/27		19,623	19,472	19,476	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.20%	S + 4.50%	06/21/27		4,717	4,685	4,681	(7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.50%	06/21/27		4,094	(17)	(31)	(7) (8) (10)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.20%	S + 4.50%	06/21/27		1,487	1,482	1,476	(7) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.10%	S + 5.50%	02/28/31		24,495	24,218	22,658	(7) (8)
Zeus Company LLC	Health Care Equipment & Supplies	9.21%	S + 5.50%	02/28/30		3,426	423	200	(7) (8) (10)
Zeus Company LLC	Health Care Equipment & Supplies	9.20%	S + 5.50%	02/28/31		2,264	2,238	2,095	(7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Argos Health Holdings, Inc	Health Care Providers & Services	8.67%	S + 5.00%	12/03/29	$21,065	$20,854	$20,854	(7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	8.67%	S + 5.00%	12/03/29	9,374	9,292	9,280	(7) (8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.10%	S + 7.25%	05/31/26	2,880	2,875	2,872	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.10%	S + 7.25%	05/31/26	1,019	984	975	(8)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	10.84%	S + 7.00%	05/31/26	415	74	74	(8) (10)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	21,127	21,107	17,641	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	3,668	3,668	3,062	(7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	2,177	2,177	1,818	(7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.67%	S + 5.00%	08/07/31	2,549	2,525	2,523	(7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	221	(3)	(2)	(7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	99	(2)	(1)	(7) (8) (10)
CORA Health Holdings Corp	Health Care Providers & Services	9.57%	S + 5.75% (Incl. 4.04% PIK)	06/15/29	22,585	22,422	19,479	(7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	9.57%	S + 5.75%	06/15/29	370	367	319	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.55%	S + 5.75%	08/28/28	20,694	20,521	19,142	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.55%	S + 5.75%	08/28/28	2,178	2,161	2,015	(7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.55%	S + 5.75%	08/26/27	1,711	1,701	1,582	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.52%	S + 5.75%	06/13/28	2,735	2,694	2,708	(7) (8)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.56%	S + 5.75%	06/13/28	1,386	65	64	(7) (8) (10)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.52%	S + 5.75%	06/13/28	313	121	122	(7) (8) (10)
Honor HN Buyer, Inc	Health Care Providers & Services	9.60%	S + 5.75%	10/15/27	23,321	23,176	23,263	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.60%	S + 5.75%	10/15/27	14,750	14,651	14,713	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	10,000	(26)	(25)	(7) (8) (10)
Honor HN Buyer, Inc	Health Care Providers & Services	9.60%	S + 5.75%	10/15/27	9,762	9,685	9,738	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.50%	P + 4.75%	10/15/27	2,802	335	343	(7) (8) (10)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	21,894	21,700	17,351	(7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	11,689	11,586	9,264	(7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	9,001	8,922	7,133	(7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	6,416	6,360	5,085	(7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	3,610	3,578	2,861	(7) (8) (12) (14)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	29,839	29,839	22,081	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	8,259	8,259	6,112	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	6,599	6,599	4,884	(7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	1,770	1,770	1,310	(7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services	8.66%	S + 5.00%	12/18/29	9,008	8,989	8,963	(7) (8)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	634	(2)	(3)	(7) (8) (10)
SpecialtyCare, Inc.	Health Care Providers & Services	8.67%	S + 5.00%	12/18/29	312	79	80	(7) (8) (10)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	4,258	1,440	1,416	(7) (8) (10)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	613	609	607	(7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	169	168	167	(7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	83	13	13	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.27%	S + 5.50%	12/21/26	$20,936	$20,874	$20,727	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.27%	S + 5.50%	12/21/26	9,393	9,365	9,299	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.27%	S + 5.50%	12/21/26	7,279	7,256	7,206	(7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	3,023	(8)	(30)	(7) (8) (10)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27	849	793	373	(7) (8) (11) (12)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.77%	S + 7.00% PIK	03/18/27	95	101	99	(7) (8) (11) (13)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.17%	S + 4.50%	08/02/32	33,523	33,445	33,272	(7) (8)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	11,363	(13)	(85)	(7) (8) (10)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.50%	08/02/32	3,977	(9)	(30)	(7) (8) (10)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.67%	S + 6.00%	08/28/30	39,328	38,615	38,934	(7) (8)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 6.00%	08/28/30	1,582	(28)	(16)	(7) (8) (10)
ESO Solutions, Inc.	Health Care Technology	10.43%	S + 6.75%	05/03/27	39,908	39,725	39,608	(7) (8)
ESO Solutions, Inc.	Health Care Technology	10.43%	S + 6.75%	05/03/27	4,498	4,461	4,465	(7) (8)
ESO Solutions, Inc.	Health Care Technology	10.44%	S + 6.75%	05/03/27	3,620	3,316	3,303	(7) (8) (10)
Experity, Inc.	Health Care Technology		S + 5.00% (Incl. 2.25% PIK)	02/22/30	1,315	(12)	(20)	(7) (8) (10)
Experity, Inc.	Health Care Technology	8.70%	S + 5.00% (Incl. 2.25% PIK)	02/22/30	604	600	595	(7) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	12,087	11,959	11,905	(7) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,490	(11)	(22)	(7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.60%	S + 5.00%	05/11/29	1,092	1,079	1,075	(7) (8)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	238	142	132	(7) (8) (12)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.92%	S + 4.25%	05/19/32	5,348	5,324	5,281	(7) (8)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	2,815	—	(35)	(7) (8) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,251	—	—	(7) (10)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	(5)	(14)	(7) (8) (10)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	22,988	22,773	22,528	(7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	3,284	(30)	(66)	(7) (8) (10)
PlanSource Holdings, Inc.	Health Care Technology	9.17%	S + 5.50%	12/30/26	56,720	56,528	56,295	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(15)	(59)	(7) (8) (10)
PlanSource Holdings, Inc.	Health Care Technology	9.17%	S + 5.50%	12/30/26	905	903	898	(7) (8)
PlanSource Holdings, Inc.	Health Care Technology	9.17%	S + 5.50%	12/30/26	905	903	898	(7) (8)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	25,469	24,833	22,158	(7) (8)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	5,610	5,580	4,880	(7) (8)
WebPT, Inc.	Health Care Technology		S + 6.25% (Incl 3.13% PIK)	01/18/30	2,617	(22)	(340)	(7) (8) (10)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	2,234	2,221	1,944	(7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.45%	S + 4.75%	12/31/31	4,120	4,069	4,069	(7) (8)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.42%	S + 4.75%	12/31/31	652	98	94	(7) (8) (10)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.45%	S + 4.75%	12/31/31	217	41	41	(7) (8) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.66%	S + 5.00%	04/14/31	10,848	10,730	10,713	(7) (8)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.66%	S + 5.00%	04/14/31	2,517	1,697	1,687	(7) (8) (10)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	1,261	(13)	(16)	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
CURiO Brands LLC	Household Products	8.70%	S + 5.00%	04/02/31	$798	$791	$790	(7) (8)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	131	(1)	(1)	(7) (8) (10)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	65	(1)	(1)	(7) (8) (10)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	40,097	39,892	38,292	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	7,649	7,649	7,305	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	6,099	6,099	5,824	(7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	4,819	4,431	4,214	(7) (8) (10)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	3,685	1,750	1,603	(7) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	3,462	—	—	(7) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	826	—	—	(7) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/31	671	665	664	(7) (8)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/32	413	—	—	(7) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/31	284	251	250	(7) (8) (10)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.70%	S + 5.00%	07/24/30	53	17	16	(7) (8) (10)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	18,973	18,358	18,262	(7) (8)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	8,500	8,361	8,202	(7) (8)
Ark Data Centers, LLC	IT Services	8.41%	S + 4.75%	11/27/30	5,000	1,101	975	(7) (8) (10)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	1,500	1,226	1,197	(7) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	3,335	3,284	3,318	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	2,325	2,304	2,314	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.25%	10/02/29	1,297	(15)	(6)	(7) (8) (10)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	1,178	1,162	1,172	(7) (8)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.92%	S + 5.25%	10/02/29	882	210	216	(7) (8) (10)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.20%	S + 4.50%	06/03/32	20,010	19,924	19,910	(7)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,009	(8)	(10)	(7) (10)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	371	—	(2)	(7) (10)
US Signal Company, LLC	IT Services	9.27%	S + 5.50%	09/04/29	6,842	6,792	6,774	(7) (8)
US Signal Company, LLC	IT Services	9.27%	S + 5.50%	09/04/29	2,105	1,564	1,558	(7) (8) (10)
US Signal Company, LLC	IT Services	9.28%	S + 5.50%	09/04/29	1,053	282	279	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	3,837	3,829	3,799	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	1,751	1,743	1,733	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	439	(1)	(4)	(7) (8) (10)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	368	364	364	(7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	301	298	298	(7) (8)
Xactly Corporation	IT Services	10.02%	S + 6.25%	07/30/27	62,025	61,681	59,854	(7) (8)
Xactly Corporation	IT Services		S + 6.25%	07/30/27	3,874	(18)	(136)	(7) (8) (10)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	4,089	4,029	4,027	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	529	522	521	(7) (8)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.42%	S + 6.75%	07/18/28	269	158	157	(7) (8) (10)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.70%	S + 5.00%	06/30/32	14,537	14,404	14,392	(7) (8)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	2,684	(12)	(27)	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%	06/30/32		$2,236	$278	$276	(7) (8) (10)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.17%	S + 4.50%	08/20/31		759	752	751	(7) (8)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30		138	(1)	(1)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.42%	S + 4.75%	12/02/31		14,274	14,153	14,132	(7) (8)
Paris US Holdco, Inc. (dba Precinmac)	Machinery		S + 4.75%	12/02/31		3,721	(15)	(37)	(7) (8) (10)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.42%	S + 4.75%	12/02/31		1,860	124	121	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%	12/26/31		19,662	19,493	19,417	(7) (8)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31		5,080	1,229	1,192	(7) (8) (10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%	12/26/31		2,546	600	589	(7) (8) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.20%	S + 4.50%	07/01/31		549	543	542	(7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.82%	S + 4.50%	07/01/30		148	69	69	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.20%	S + 4.50%	07/01/31		147	28	27	(7) (8) (9) (10)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.63%	E + 4.50%	07/01/31	EUR	136	145	156	(7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30		12,929	12,725	12,799	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	08/31/29		2,286	1,030	1,040	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30		1,517	1,498	1,502	(7) (8)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30		973	(15)	(10)	(7) (8) (10)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30		405	(6)	(4)	(7) (8) (10)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.95%	S + 5.25%	06/30/31		3,714	3,664	3,658	(7) (8) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		811	(5)	(12)	(7) (8) (9) (10)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.45%	S + 8.75% (Incl. 6.25% PIK)	12/17/29		19,706	19,550	14,730	(7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.45%	S + 8.75% (Incl. 6.25% PIK)	06/18/29		1,232	1,223	921	(7) (8)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33		339	—	—	(7) (10)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33		101	—	—	(7) (10)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33		54	—	—	(7) (10)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30		49,253	48,976	48,760	(7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30		13,585	(71)	(136)	(7) (8) (10)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30		8,443	8,396	8,359	(7) (8)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30		7,450	1,600	1,565	(7) (8) (10)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/01/29		907	897	884	(7) (8)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/01/29		75	52	51	(7) (8) (10)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28		47,432	47,087	44,586	(7) (8)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28		4,199	557	336	(7) (8) (10)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.52%	S + 5.75%	11/30/28		16,793	16,653	16,709	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.52%	S + 5.75%	11/30/28		16,520	16,386	16,437	(7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/28		2,992	1,270	1,281	(7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29		17,548	15,642	4,957	(7) (8) (11) (12)
Pluralsight, Inc.	Professional Services	8.17%	S + 4.50% (Incl. 1.50% PIK)	08/22/29		9,839	9,770	9,347	(7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29		6,046	—	(302)	(7) (8) (10) (11)
Pluralsight, Inc.	Professional Services	8.17%	S + 4.50% (Incl. 1.50% PIK)	08/22/29		4,920	4,920	4,674	(7) (8) (11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	$2,418	$—	$(121)	(7) (8) (10) (11)
Westwood Professional Services Inc.	Professional Services	8.20%	S + 4.50%	09/19/31	11,651	11,561	11,593	(7) (8)
Westwood Professional Services Inc.	Professional Services	8.20%	S + 4.50%	09/19/31	2,846	945	945	(7) (8) (10)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	1,479	(12)	(7)	(7) (8) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.30%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	37,767	37,562	34,368	(7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.33%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	12,224	12,173	11,123	(7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.30%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,585	11,538	10,542	(7) (8) (9)
MRI Software LLC	Real Estate Mgmt. & Development	8.45%	S + 4.75%	02/10/28	33,828	33,800	33,532	(7)
MRI Software LLC	Real Estate Mgmt. & Development	8.46%	S + 4.75%	02/10/28	1,826	700	690	(7) (10)
MRI Software LLC	Real Estate Mgmt. & Development	8.45%	S + 4.75%	02/10/28	273	67	66	(7) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	75,133	75,133	74,381	(7) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.16%	S + 6.50%	07/01/27	7,987	1,141	1,061	(7) (8) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	6,122	6,071	6,061	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.54%	S + 6.00%	03/10/27	2,837	2,823	2,582	(7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,220	(5)	(110)	(7) (8) (10)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	2,306	2,281	2,272	(7) (8)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	2,243	2,218	2,209	(7) (8)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	439	(4)	(7)	(7) (8) (10)
Acquia, Inc.	Software	8.80%	S + 5.00%	10/30/26	42,164	42,020	41,110	(7) (8)
Acquia, Inc.	Software	8.80%	S + 5.00%	10/30/26	10,554	10,517	10,290	(7) (8)
Acquia, Inc.	Software	8.80%	S + 5.00%	10/30/26	3,268	3,260	3,186	(7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.17%	S + 4.50%	08/29/31	7,167	7,108	7,024	(7) (8)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.17%	S + 4.50%	08/29/31	1,433	315	294	(7) (8) (10)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	896	(7)	(18)	(7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.94%	S + 7.00%	12/31/26	39,210	39,088	38,034	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.94%	S + 8.00%	12/31/26	13,403	13,392	13,225	(7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.94%	S + 8.00%	12/31/26	12,500	12,500	12,344	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.94%	S + 8.00%	12/31/26	6,600	6,600	6,517	(7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.93%	S + 7.00%	12/31/26	4,570	3,644	3,519	(7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.94%	S + 8.00%	12/31/26	2,339	2,339	2,310	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	2,876	2,826	2,847	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	189	187	187	(7) (8)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.70%	S + 5.00%	07/01/30	182	179	181	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software	7.85%	S + 4.15%	07/28/31	10,567	10,481	10,408	(7) (8)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(10)	(39)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(9)	(19)	(7) (8) (10)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(9)	(7) (8) (10)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.20%	S + 4.50%	07/14/31	600	595	586	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.20%	S + 4.50%	07/14/31	286	283	279	(7) (8) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.20%	S + 4.50%	07/14/31	148	147	145	(7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(6)	Cost	Fair Value	Footnotes
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 4.50%	07/14/31		$114	$(1)	$(3)	(7) (8) (9) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32		57,447	—	—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32		10,638	—	—	(7) (10)
Clearwater Analytics, LLC	Software		S + 4.50%	03/31/32		6,915	—	—	(7) (10)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26		5,053	5,034	5,002	(7) (8)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26		658	655	651	(7) (8)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26		393	(1)	(4)	(7) (8) (10)
Crewline Buyer, Inc. (dba New Relic)	Software	10.42%	S + 6.75%	11/08/30		3,631	3,564	3,576	(7) (8)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(6)	(5)	(7) (8) (10)
Edition Holdings, Inc. (dba Enverus)	Software	8.17%	S + 4.50%	12/20/32		3,859	3,845	3,821	(7) (8)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		806	(1)	(8)	(7) (8) (10)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		335	(1)	(3)	(7) (8) (10)
Gainsight, Inc.	Software	9.32%	S + 5.50%	07/30/27		29,079	28,954	28,788	(7) (8)
Gainsight, Inc.	Software		S + 5.50%	07/30/27		5,708	(22)	(57)	(7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.17%	S + 5.50% (Incl. 2.00% PIK)	01/17/31		11,948	11,862	11,888	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.67%	S + 5.00% (Incl. 2.00% PIK)	01/17/31		2,651	2,635	2,585	(7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31		1,645	(11)	(12)	(7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31		133	(2)	(3)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software	8.17%	S + 4.50%	03/12/32		788	781	776	(7) (8)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		113	—	(2)	(7) (8) (10)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		79	(1)	(1)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.20%	S + 4.50%	09/27/32		26,324	26,139	25,732	(7) (8)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32		6,106	(22)	(137)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		3,164	(22)	(71)	(7) (8) (10)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31		1,424	(10)	(32)	(7) (8) (10)
ML Holdco, LLC (dba MeridianLink)	Software	8.17%	S + 4.50%	10/25/32		12,786	12,725	12,658	(7) (8)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32		3,326	(8)	(33)	(7) (8) (10)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31		25,250	25,047	24,934	(7) (8)
NC Topco, LLC (dba NContracts)	Software	8.42%	S + 4.75%	09/02/31		7,221	7,158	7,131	(7) (8)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31		2,889	(22)	(36)	(7) (8) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.82%	N + 4.50%	05/03/29	NOK	53,835	5,036	5,504	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.18%	S + 4.50%	05/03/29		31,667	31,667	31,350	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		21,786	21,723	21,568	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		7,214	7,214	7,142	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		5,100	5,085	5,049	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.50%	05/03/29		4,836	(13)	(48)	(7) (8) (9) (10)
North Star Acquisitionco, LLC (dba Everway)	Software	8.23%	SN + 4.50%	05/03/29	GBP	2,456	3,121	3,219	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		661	661	654	(7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.20%	S + 4.50%	05/03/29		529	319	314	(7) (8) (9) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(6)	Cost	Fair Value	Footnotes
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	$3,111	$—	$—	(7) (10)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	1,333	—	—	(7) (10)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	556	—	—	(7) (10)
Runway Bidco, LLC (dba Redwood Software)	Software	8.70%	S + 5.00%	12/17/31	12,075	11,971	11,954	(7) (8)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	3,030	(12)	(30)	(7) (8) (10)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 5.00%	12/17/31	1,515	(12)	(15)	(7) (8) (10)
Singlewire Software, LLC	Software	8.45%	S + 4.75%	05/10/30	1,883	1,865	1,864	(7) (8)
Singlewire Software, LLC	Software	8.45%	S + 4.75%	05/10/30	686	670	679	(7) (8)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	252	(4)	(3)	(7) (8) (10)
Smarsh, Inc.	Software	8.45%	S + 4.75%	02/16/29	35,000	34,749	34,562	(7) (8)
Smarsh, Inc.	Software	8.45%	S + 4.75%	02/16/29	5,000	1,037	1,004	(7) (8) (10)
Smarsh, Inc.	Software		S + 4.75%	02/16/29	3,333	(9)	(42)	(7) (8) (10)
Smarsh, Inc.	Software	8.42%	S + 4.75%	02/16/29	3,333	713	698	(7) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	52,556	52,105	51,899	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	12,115	12,051	11,963	(7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	8,744	(61)	(109)	(7) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	1,319	1,316	1,302	(7) (8)
Vamos Bidco, Inc. (dba VIP)	Software	8.45%	S + 4.75%	01/30/32	16,095	15,954	15,853	(7) (8)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	6,757	(28)	(101)	(7) (8) (10)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.75%	01/30/32	2,027	(17)	(30)	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	06/02/31	21,475	(46)	(161)	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	16,860	16,726	16,776	(7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	9,244	8,464	8,491	(7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	2,178	514	518	(7) (8) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	22,936	22,578	22,592	(7) (8)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	3,106	1,425	1,423	(7) (8) (10)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	252	(4)	(4)	(7) (8) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	16,225	15,933	16,063	(7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	9,094	8,926	9,003	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	26,247	25,976	24,344	(7) (8)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.93%	S + 5.25%	12/31/29	2,988	878	692	(7) (8) (10)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.17%	S + 5.50% (Incl. 2.25% PIK)	12/31/29	1,799	196	75	(7) (8) (10)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.45%	S + 4.75%	04/09/30	44,754	44,699	44,082	(7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		S + 4.75%	04/09/30	2,601	(2)	(39)	(7) (8) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	12,398	12,277	12,274	(7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	2,175	1,028	1,033	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	10.75%	P + 4.00%	01/24/33	2,088	173	172	(7) (10)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	522	(5)	(5)	(7) (10)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.70%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	10,476	10,375	10,345	(7) (8)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.20%	S + 4.50%	12/06/32	3,810	423	396	(7) (8) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Initial Acquisition Date(5)	Maturity	Par(6)	Cost	Fair Value	Footnotes
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.17%	S + 4.50%		12/06/32	$1,429	$82	$77	(7) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%		03/31/27	3,922	2,182	2,167	(7) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%		03/31/27	3,912	3,889	3,873	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%		03/31/27	3,912	3,889	3,873	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%		03/31/27	2,445	2,431	2,421	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%		03/31/27	490	(3)	(5)	(7) (8) (10)
Total 1st Lien/Senior Secured Debt							2,922,385	2,828,454
1st Lien/Last-Out Unitranche (15) - 9.6%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$17,554	$14,833	$9,084	(7) (8) (12)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%		07/07/28	19,504	19,267	19,260	(7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%		07/07/28	12,678	10,289	10,131	(7) (8) (10)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%		07/07/28	4,720	4,674	4,661	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.92%	S + 6.25%		12/07/28	6,255	6,218	6,224	(7) (8)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.92%	S + 6.25%		12/07/28	3,745	3,723	3,726	(7) (8)
K2 Towers III, LLC	Wireless Telecommunication Services	8.34%	S + 4.67%		12/06/28	52,609	45,041	44,799	(7) (8) (10)
Octagon Towers LLC	Wireless Telecommunication Services	8.65%	S + 4.98%		09/04/28	11,658	9,607	9,549	(7) (8) (10)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.70%	S + 5.03%		12/22/28	10,181	10,128	10,130	(7) (8)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.70%	S + 5.03%		12/22/28	8,339	932	947	(7) (8) (10)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.25%	S + 4.75%		02/01/29	9,428	9,368	9,380	(7) (8)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.42%	S + 4.75%		02/01/29	5,573	2,990	2,995	(7) (8) (10)
Total 1st Lien/Last-Out Unitranche							137,070	130,886
2nd Lien/Senior Secured Debt - 3.8%
MPI Engineered Technologies, LLC	Automobile Components		S + 17.00% PIK	01/15/20	11/17/25	$23,049	$20,011	$6,915	(8) (12) (14)
Wine.com, LLC	Beverages	15.93%	S + 12.00% PIK		04/01/28	13,978	14,279	12,154	(7) (8)
Wine.com, LLC	Beverages	15.93%	S + 12.00% PIK		04/01/28	3,903	3,133	6,332	(7) (8) (10) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				11/11/27	15,511	—	8,841	(7) (8) (17)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		05/11/27	12,150	9,714	16,402	(7) (8) (12)
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	16,360	—	—	(7) (8) (17)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,621	4,216	2,122	(7) (8) (17)
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services		S + 5.25%		05/01/34	3,838	—	—	(7) (10)
Total 2nd Lien/Senior Secured Debt							51,353	52,766
Unsecured Debt - 0.6%
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/01/28	$43,634	$—	$—	(7) (8) (12) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/01/28	25,168	6,488	—	(7) (8) (12) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/01/28	15,305	15,230	—	(7) (8) (12)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	13.85%	S + 10.00% PIK	05/31/23	05/31/26	1,421	1,232	1,346	(8)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	8,247	7,072	7,175	(8) (17)
Total Unsecured Debt							30,022	8,521
Total United States							$3,140,830	$3,020,627
Total Debt Investments							$3,314,509	$3,194,202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Initial Acquisition Date(5)	Shares(6)	Cost	Fair Value	Footnotes
Equity Securities - 2.5%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels	01/31/14	119,332	$9,237	$30	(9) (17)
Total Common Stock				9,237	30
Total Canada				$9,237	$30
United States - 2.5%
Common Stock - 1.0%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$638	(7) (8) (17)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(7) (8) (11) (17)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	5,396	(7) (8) (11) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	1,439	(7) (8) (17)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,078	(7) (8) (11) (17)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	1,961	(7) (8) (17)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	2,397	(8) (11) (17)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	—	(7) (8) (17)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	354	(8) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(8) (11) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(7) (8) (17)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	789	(7) (8) (17)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	—	(7) (8) (11) (17)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	71	(7) (8) (17)
Total Common Stock				44,307	14,123

Preferred Stock - 1.5%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(7) (8) (17)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(7) (8) (17)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	133	(7) (8) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	01/09/26	107,892	108	108	(7) (8) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(8) (11) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(7) (8) (17) (18)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	202,383	8,698	4,341	(7) (8) (17)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	15,542	(7) (8) (17)
Total Preferred Stock				33,209	20,124
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(7) (8) (17)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(7) (8) (17)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(7) (8) (17)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	461	(7) (8) (17)
Total Warrants				1,849	461
Total United States				$79,365	$34,708
Total Equity Securities				$88,602	$34,738
Total Investments - 235.7%				$3,403,111	$3,228,940
Investments in Affiliated Money Market Fund - 0.2%
United States - 0.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares			2,475,640	$2,476	$2,476	(19) (20)
Total United States				$2,476	$2,476
Total Investments in Affiliated Money Market Fund				$2,476	$2,476
Total Investments and Investments in Affiliated Money Market Fund - 235.9%				$3,405,587	$3,231,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(3)
For Industry subtotal and percentage, see Note 4 "Investments."
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSW (“B”) or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2026, 3 month E was 2.08%, 1 month S was 3.66%, 3 month S was 3.68%, 6 month S was 3.70%, 3 month SN was 3.73%, 3 month C was 2.29%, 3 month N was 4.34%, 1 month B was 4.06%, 3 month B was 4.31% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
(5)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $50,174 or 3.7% of the Company's net assets. The initial acquisition dates have been included for such securities.
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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, the aggregate fair value of these non-qualifying assets is $346,110 or 10.4% of the Company’s total assets.
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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $3,127 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2026, the interest rate in effect for the secured borrowing was 15.93% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies".
(17)
Non-income producing security.
(18)
Share amount rounds to less than 1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of March 31, 2026 is 3.56%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 2,911	GBP 2,161	04/15/26	$51
Total Foreign Currency Forward Contracts				$51

Interest Rate Swaps

Counterparty	Hedged Item	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	2027 Notes	6.375%	S + 2.799%	Semiannual	03/11/27	$400,000	$(682)	$—	$(682)
BNP Paribas	2029 Notes	5.100%	S + 1.598%	Semiannual	12/28/28	400,000	(1,397)	—	(1,397)
Bank of America, N.A.	2030 Notes	5.650%	S + 2.360%	Semiannual	08/09/30	400,000	(5,920)	—	(5,920)
Total Interest Rate Swaps						$1,200,000	$(7,999)	$—	$(7,999)

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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these non-qualifying assets is $336,250 or 9.9% of the Company’s total assets.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 26, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Prepayment premiums	$156	$142
Accelerated amortization of upfront loan origination fees and unamortized discounts	$791	$1,715

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

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded in Other income when earned. Administrative agent fees received by the Company are recorded in Other income when the services are rendered over time.

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three months ended March 31, 2026 and 2025 was $91 and $805. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had certain investments held in 11 portfolio companies on non-accrual status, which represented 4.7% and 3.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 2.8% and 1.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of March 31, 2026 and December 31, 2025, the Company held an aggregate cash balance of $41,851 and $43,211. Foreign currency of $2,340 and $4,896 (acquisition costs of $2,377 and $4,817) is included in cash as of March 31, 2026 and December 31, 2025.

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

Derivatives

The Company recognizes its derivatives at fair value. The unrealized appreciation (depreciation) on derivatives is recorded on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) and net of cash collateral received and posted in the Consolidated Statements of Assets and Liabilities when a legal right of setoff exists under an enforceable netting agreement. Any over-collateralized amounts posted or received are included in the Consolidated Statements of Assets and Liabilities in Other assets or Accrued expenses and other liabilities. Notional amounts and fair market values of derivatives are presented separately on the Consolidated Schedules of Investments.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2026 and 2025, the Company accrued excise taxes of $982 and $1,307. As of March 31, 2026, $1,203 of accrued excise taxes remained payable.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and nonfinancial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the Company beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2026 and 2025, Management Fees amounted to $8,263 and $8,681. As of March 31, 2026, $8,263 remained payable.

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

For the three months ended March 31, 2026 and 2025, Incentive Fees based on income amounted to $12,438 and $6,804. As of March 31, 2026, $12,438 remained payable.

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

For the three months ended March 31, 2026 and 2025, the Company did not accrue or pay any Incentive Fees based on capital gains.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $505 and $525. As of March 31, 2026, $849 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $6 and $7. As of March 31, 2026, $5 remained payable.

Affiliates

GS Group Inc., together with certain of its subsidiaries, owned 5.8% of the outstanding shares of the Company’s common stock as of March 31, 2026 and December 31, 2025. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Three Months Ended March 31, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$35,724	$143,427	$(176,675)	$—	$—	$2,476	$125
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,574	—	(12,633)	—	1,059	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	2,728	—	—	—	(331)	2,397	—
MedeAnalytics Group Holdings, LLC	158	—	(142)	—	(16)	—	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	23,184	42	(46)	—	(543)	22,637	596
Thrasio Holdings, Inc.	18,908	—	(811)	—	1,918	20,015	166
SDB HOLDCO, LLC (dba Specialty Dental Brands)	602	3	(1)	—	(132)	472	5
Pluralsight, Inc.	27,494	80	(36)	—	(8,983)	18,555	320
Total Non-Controlled Affiliates	$125,768	$143,552	$(190,344)	$—	$(7,028)	$71,948	$1,212

For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$25,238	$1,280,435	$(1,269,949)	$—	$—	$35,724	$785
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,551	1,595	(543)	—	(1,029)	11,574	1,135
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	(6,355)	6,355	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,015	—	(1,502)	—	(2,785)	2,728	177
Kawa Solar Holdings Limited	741	—	(614)	(4,567)	4,440	—	—
MedeAnalytics Group Holdings, LLC	156	—	—	—	2	158	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	21,130	4,262	(1,892)	—	(316)	23,184	2,458
Thrasio Holdings, Inc.	17,738	901	—	—	269	18,908	770
SDB HOLDCO, LLC (dba Specialty Dental Brands)	814	51	(1)	—	(262)	602	63
Pluralsight, Inc.	42,214	1,812	(73)	—	(16,459)	27,494	2,932
Total Non-Controlled Affiliates	$131,993	$1,289,056	$(1,274,574)	$(33,824)	$13,117	$125,768	$8,320

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were $2,204 and $2,213 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the

Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,096,064	$3,002,029	$3,088,308	$3,028,788
1st Lien/Last-Out Unitranche	137,070	130,886	138,148	135,156
2nd Lien/Senior Secured Debt	51,353	52,766	50,613	47,914
Unsecured Debt	30,022	8,521	29,603	8,476
Preferred Stock	33,209	20,124	33,101	26,426
Common Stock	53,544	14,153	53,544	14,714
Warrants	1,849	461	1,849	247
Total	$3,403,111	$3,228,940	$3,395,166	$3,261,721

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2026			December 31, 2025
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	17.4%		40.8%	17.6%		40.2%
Health Care Providers & Services	8.8		20.7	8.8		20.2
Health Care Technology	8.4		19.9	8.4		19.3
Financial Services	7.6		17.9	7.7		17.6
Commercial Services & Supplies	7.4		17.5	7.4		16.9
Professional Services	6.3		14.8	6.8		15.6
Diversified Consumer Services	6.2		14.6	6.1		14.0
Real Estate Mgmt. & Development	5.3		12.5	5.3		12.0
IT Services	4.5		10.6	4.4		10.2
Trading Companies & Distributors	3.7		8.7	3.2		7.3
Wireless Telecommunication Services	3.1		7.3	3.1		7.2
Health Care Equipment & Supplies	2.9		6.9	2.9		6.7
Independent Power and Renewable Electricity Producers	1.8		4.2	1.6		3.7
Entertainment	1.7		4.0	1.9		4.3
Containers & Packaging	1.7		4.0	1.7		3.8
Machinery	1.6		3.8	1.6		3.7
Food Products	1.2		2.7	1.0		2.4
Oil, Gas & Consumable Fuels	1.1		2.7	1.1		2.6
Construction & Engineering	1.0		2.4	1.0		2.3
Specialty Retail	0.8		1.9	0.8		1.7
Building Products	0.8		1.8	0.5		1.0
Textiles, Apparel & Luxury Goods	0.7		1.8	0.7		1.7
Interactive Media & Services	0.7		1.6	0.8		1.9
Chemicals	0.7		1.6	1.0		2.3
Aerospace & Defense	0.7		1.6	0.7		1.5
Broadline Retail	0.6		1.5	0.6		1.3
Beverages	0.6		1.3	0.6		1.5
Hotels, Restaurants & Leisure	0.5		1.2	0.5		1.2
Pharmaceuticals	0.5		1.1	0.5		1.2
Media	0.5		1.1	0.3		0.7
Air Freight & Logistics	0.4		0.9	0.4		0.9
Automobile Components	0.2		0.5	0.3		0.6
Energy Equipment & Services	0.2		0.4	0.2		0.4
Capital Markets	0.2		0.4	0.2		0.4
Leisure Products	0.1		0.3	0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3	0.1		0.3
Insurance	—	(1)	0.1	—	(1)	0.1
Electrical Equipment	—	(1)	0.1	—	(1)	—	(1)
Communications Equipment	—	(1)	0.1	0.1		0.1
Household Products	—	(1)	0.1	—	(1)	0.1
Total	100.0%		235.7%	100.0%		229.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2026	December 31, 2025
United States	94.6%	94.8%
Canada	3.3	3.2
United Kingdom	1.5	1.5
India	0.6	0.5
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,759,923	Discounted cash flows	Discount Rate	7.5% - 20.3%	10.1%
	$14,999	Collateral analysis	Recovery Rate	—	85.0%
	$124,277	Comparable multiples	EV/EBITDA(6)	6.0x - 10.0x	7.3x
	$5,089	Comparable multiples	EV/Revenue	0.3x - 0.9x	0.9x
1st Lien/Last-Out Unitranche	$121,802	Discounted cash flows	Discount Rate	8.0% - 11.1%	9.1%
	$9,084	Comparable multiples	EV/EBITDA(6)	—	9.2x
2nd Lien/Senior Secured Debt	$19,601	Discounted cash flows	Discount Rate	2.6% - 9.8%	8.6%
	$17,878	Comparable multiples	EV/EBITDA(6)	3.5x - 9.0x	6.7x
	$15,287	Comparable multiples	EV/Revenue	—	0.4x
Unsecured Debt	$8,521	Discounted cash flows	Discount Rate	16.3% - 18.0%	16.6%
Equity
Preferred Stock	$4,341	Discounted cash flows	Discount Rate	—	38.6%
	$241	Comparable multiples	EV/EBITDA(6)	12.3x - 13.3x	12.7x
	$15,542	Comparable multiples	EV/Revenue	—	3.0x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	27.6%
	$7,938	Comparable multiples	EV/EBITDA(6)	2.1x - 13.3x	8.5x
	$789	Comparable multiples	EV/Revenue	—	6.8x
Warrants	$461	Comparable multiples	EV/Revenue	—	3.0x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,637,872	Discounted cash flows	Discount Rate	7.9% - 21.4%	10.5%
	$13,278	Collateral analysis	Recovery Rate	—	75.3%
	$66,612	Comparable multiples	EV/EBITDA(6)	4.8x - 10.0x	7.2x
	$158	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$70,050	Discounted cash flows	Discount Rate	8.1% - 11.3%	9.9%
	$11,833	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$20,970	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$26,944	Comparable multiples	EV/EBITDA(6)	3.7x - 9.0x	6.9x
Unsecured Debt	$8,476	Discounted cash flows	Discount Rate	14.7% - 26.7%	16.5%
Equity
Preferred Stock	$8,682	Discounted cash flows	Discount Rate	—	20.6%
	$127	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$17,617	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	28.5%
	$8,468	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	7.5x
	$798	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$247	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of March 31, 2026, included within the fair value of Level 3 assets of $3,148,414 is an amount of $17,245 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $2,909,847 or 93.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy:

	March 31, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$80,496	$2,921,533	$3,002,029	$—	$54,142	$2,974,646	$3,028,788
1st Lien/Last-Out Unitranche	—	—	130,886	130,886	—	—	135,156	135,156
2nd Lien/Senior Secured Debt	—	—	52,766	52,766	—	—	47,914	47,914
Unsecured Debt	—	—	8,521	8,521	—	—	8,476	8,476
Preferred Stock	—	—	20,124	20,124	—	—	26,426	26,426
Common Stock	30	—	14,123	14,153	52	—	14,662	14,714
Warrants	—	—	461	461	—	—	247	247
Affiliated Money Market Fund	2,476	—	—	2,476	35,724	—	—	35,724
Unrealized appreciation on interest rate swaps	—	—	—	—	—	607	—	607
Unrealized appreciation on foreign currency forward contracts	—	51	—	51	—	—	—	—
Total Assets	$2,506	$80,547	$3,148,414	$3,231,467	$35,776	$54,749	$3,207,527	$3,298,052
Liabilities
Unrealized depreciation on interest rate swaps	$—	$(7,999)	$—	$(7,999)	$—	$(3,570)	$—	$(3,570)
Unrealized depreciation on foreign currency forward contracts	—	—	—	—	—	(252)	—	(252)
Total Liabilities	$—	$(7,999)	$—	$(7,999)	$—	$(3,822)	$—	$(3,822)

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2026
1st Lien/Senior Secured Debt	$2,974,646	$97,941	$(46)	$(32,259)	$(93,352)	$2,719	$—	$(28,116)	$2,921,533	$(31,868)
1st Lien/Last-Out Unitranche	135,156	3,474	—	(3,192)	(4,646)	94	—	—	130,886	(3,174)
2nd Lien/Senior Secured Debt	47,914	678	—	4,111	—	63	—	—	52,766	4,111
Unsecured Debt	8,476	111	—	(374)	—	308	—	—	8,521	(374)
Preferred Stock	26,426	108	—	(6,410)	—	—	—	—	20,124	(6,410)
Common Stock	14,662	—	—	(539)	—	—	—	—	14,123	(539)
Warrants	247	—	—	214	—	—	—	—	461	214
Total Assets	$3,207,527	$102,312	$(46)	$(38,449)	$(97,998)	$3,184	$—	$(28,116)	$3,148,414	$(38,040)
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$3,136,683	$168,013	$(20,682)	$7,078	$(266,172)	$4,823	$—	$—	$3,029,743	$(11,362)
1st Lien/Last-Out Unitranche	165,905	16,670	—	478	(103)	225	—	—	183,175	479
2nd Lien/Senior Secured Debt	46,786	1,223	(9,031)	7,661	—	(39)	—	—	46,600	(1,370)
Unsecured Debt	16,790	—	—	252	—	2	—	—	17,044	252
Preferred Stock	31,246	—	—	725	—	—	—	—	31,971	725
Common Stock	34,166	6,393	(14,759)	11,053	—	—	—	—	36,853	(3,706)
Warrants	421	—	—	40	—	—	—	—	461	40
Total Assets	$3,431,997	$192,299	$(44,472)	$27,287	$(266,275)	$5,011	$—	$—	$3,345,847	$(14,942)

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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	March 31, 2026	December 31, 2025
Revolving Credit Facility	3	$720,499	$585,750
2026 Notes	2	$—	$499,700
2027 Notes	2	$402,080	$409,080
2029 Notes	2	$389,200	$—
2030 Notes	2	$385,520	$402,240

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 171% and 175%.

The Company’s outstanding debt was as follows:

	As of
	March 31, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,695,000	$974,273	$720,499	$1,695,000	$1,109,997	$585,750
2026 Notes	—	—	—	500,000	—	499,921
2027 Notes	400,000	—	396,689	400,000	—	397,333
2029 Notes	400,000	—	391,468	—	—	—
2030 Notes	400,000	—	389,502	400,000	—	391,616
Total Debt	$2,895,000	$974,273	$1,898,158	$2,995,000	$1,109,997	$1,874,620

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $623,674, in EUR of EUR 13,700, in GBP of GBP 17,450, in CAD of CAD 57,020 and in AUD of AUD 24,500. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $489,674, in EUR of EUR 13,700, in GBP of GBP 18,950, in CAD of CAD 52,270 and in AUD of AUD 24,500.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 was 5.75% and for the year ended December 31, 2025 was 5.36%. The combined average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 was $1,897,534 and for the year ended December 31, 2025 was $1,860,251.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and January 14, 2026. See Note 12 “Subsequent Events.”

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of March 31, 2026, the Company was in compliance with these covenants.

Costs of $38,116 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, the unamortized deferred financing costs were $12,444 and $13,245.

The following table presents summary information regarding the Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$10,119	$14,009
Facility fees	895	753
Amortization of financing costs	807	806
Total	$11,821	$15,568
Weighted average interest rate	5.55%	6.37%
Average outstanding balance	$739,757	$891,971

2025 Notes

On February 10, 2020, the Company closed an offering of $360,000 aggregate principal amount of its 3.750% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo Bank, National Association (“Wells Fargo”)). The 2025 Notes bore interest at a rate of 3.750% per year, payable semi-annually in arrears on February 10 and August 10 of each year. The 2025 Notes matured and were fully repaid on February 10, 2025, in accordance with their terms, using proceeds from the Revolving Credit Facility.

As of March 31, 2026 and December 31, 2025, the carrying value of the 2025 Notes were $0.

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$—	$1,463
Amortization of debt issuance costs	—	155
Total	$—	$1,618

2026 Notes

On November 24, 2020, the Company closed an offering of $500,000 aggregate principal amount of its 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bore interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The 2026 Notes matured and were fully repaid on January 15, 2026, in accordance with their terms, using proceeds from the Revolving Credit Facility.

The following table presents the components of the carrying value of the 2026 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$—	$500,000
Unamortized debt issuance costs	—	(79)
Carrying Value	$—	$499,921

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$559	$3,594
Amortization of debt issuance costs	79	472
Total	$638	$4,066

2027 Notes

On March 11, 2024, the Company closed an offering of $400,000 aggregate principal amount of its 6.375% unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on March 11 and September 11 of each year. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

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

The following table presents the components of the carrying value of the 2027 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(2,601)	(3,279)
Cumulative hedging adjustments	(710)	612
Carrying Value	$396,689	$397,333

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$6,511	$6,375
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	1,289	—
Hedged item	(1,322)	—
Amortization of debt issuance costs	678	678
Total	$7,156	$7,053

2029 Notes

On January 28, 2026, the Company closed an offering of $400,000 aggregate principal amount of its 5.100% unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2029 Notes bear interest at a rate of 5.100% per year, payable semi-annually in arrears on January 28 and July 28 of each year, commencing on July 28, 2026. The 2029 Notes will mature on January 28, 2029 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the indenture.

In connection with the 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to the interest rate swap are settled semi-annually. The Company designated this interest rate swap and the 2029 Notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying value of the 2029 Notes is inclusive of the adjustment for the changes in fair value of these notes attributable to the risk being hedged.

The following table presents the components of the carrying value of the 2029 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(7,113)	—
Cumulative hedging adjustments	(1,419)	—
Carrying Value	$391,468	$—

The following table presents the components of interest and other debt expenses related to the 2029 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,688	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	1,397	—
Hedged item	(1,419)	—
Amortization of debt issuance costs	433	—
Total	$4,099	$—

2030 Notes

On September 9, 2025, the Company closed an offering of $400,000 aggregate principal amount of its 5.650% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture between the Company and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2030 Notes bear interest at a rate of 5.650% per year, payable semi-annually in arrears on March 9 and September 9 of each year. The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture.

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

The following table presents the components of the carrying value of the 2030 Notes:

	March 31, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(4,558)	(4,811)
Cumulative hedging adjustments	(5,940)	(3,573)
Carrying Value	$389,502	$391,616

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$6,091	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	2,350	—
Hedged item	(2,367)	—
Amortization of debt issuance costs	253	—
Total	$6,327	$—

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

The table below presents the average notional amounts, as an indicator for volume, for each derivative type:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Foreign Currency Forward Contracts	$2,849	$2,661
Interest Rate Swaps	$1,100,000	$—

The table below presents the gross fair value of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the Consolidated Statements of Assets and Liabilities.

March 31, 2026
	Derivative Assets			Derivative Liabilities
Counterparty	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$51	$—	$51	$—	$(6,602)	$(6,602)	$(6,551)	$6,551	$—
BNP Paribas	$—	$—	$—	$—	$(1,397)	$(1,397)	$(1,397)	$1,397	$—

December 31, 2025
	Derivative Assets			Derivative Liabilities
Counterparty	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$—	$607	$607	$(252)	$(3,570)	$(3,822)	$(3,215)	$3,215	$—
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

As the Company does not utilize hedge accounting for foreign currency forward contracts, the effect of transactions in foreign currency forward contracts on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized gain (loss) on foreign currency forward contracts	$(253)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	303	(89)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$50	$(89)

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest rate swaps	$(5,036)	$—
Hedged liabilities	5,108	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2026		December 31, 2025
	Carrying Value	Cumulative hedging adjustments	Carrying Value	Cumulative hedging adjustments
Hedged liabilities	$1,177,659	$(8,069)	$788,949	$(2,961)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.

The Company may itself commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of March 31, 2026 and December 31, 2025, the Company has committed to fund letters of credit of $5,478 on behalf of the Accounts. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,889	$3,358
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	2,500	2,063
Accommodations Plus Technologies LLC	439	439
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,913	3,914
AGS Health BCP Holdings, Inc. (dba AGS Health)	15,340	15,340
AGS Health BCP LLC (dba AGS Health)	8,522	8,522
AI Titan Parent, Inc. (dba Prometheus)	2,007	2,007
Airwavz Solutions, Inc.	2,206	2,549
AQ Helios Buyer, Inc. (dba SurePoint)	925	925
AQ Sunshine, Inc. (dba Relation Insurance)	4,738	155
Ark Data Centers, LLC	4,100	4,650
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	1,119	24,285
Atwell, LLC	488	—
Auctane, Inc.	4,925	—
Aurora Acquireco, Inc. (dba AuditBoard)	114	114
Bayside Opco, LLC (dba Pro-PT)	341	415
BCTO Bluebill Buyer, Inc. (dba Ren)	2,270	2,270
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	1,582	1,582
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	865
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	1,909	2,532
Burgess Pigment Co.	4,950	—
Celero Commerce LLC	952	1,099
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	3,140	3,140
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	5,247	5,471
Circustrix Holdings, LLC (dba SkyZone)	108	161
Clearwater Analytics, LLC	74,652	74,652
Coding Solutions Acquisition, Inc. (dba CorroHealth)	320	320
Computer Services, Inc.	6,962	6,961
Convenient Payments Acquisition, Inc.	393	393
Coretrust Purchasing Group LLC	1,341	1,340
Crewline Buyer, Inc. (dba New Relic)	363	363
CST Holding Company (dba Intoxalock)	60	86
CURiO Brands LLC	196	196
Diligent Corporation	19,396	19,285
Eagle Family Foods Group LLC	101	101
Edition Holdings, Inc. (dba Enverus)	1,141	1,705
Edko, LLC	12,669	12,669
Engage2Excel, Inc.	23	23
Envero Midco 2 LLC (dba Sun World)	4,949	—
EnviroSmart, LLC (dba ES Integrated)	3,025	3,603
ESO Solutions, Inc.	290	362
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,260	1,260
Experity, Inc.	1,315	1,315
Frontgrade Technologies Holdings Inc.	225	213
Frontline Road Safety Operations, LLC	2,142	2,539
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	9,394	9,394

	Unfunded Commitment Balances(1)
	March 31, 2026	December 31, 2025
Fullsteam Operations LLC	$11,873	$11,874
Gainsight, Inc.	5,708	5,708
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	196	196
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,778	1,777
GS AcquisitionCo, Inc. (dba Insightsoftware)	1,133	2,657
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	1,959	2,180
Hamilton Thorne, Inc.	7,720	7,720
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	288	1,380
Highfive Dental Holdco, LLC	1,496	1,698
Honor HN Buyer, Inc	12,452	12,452
iCIMS, Inc.	3,611	2,813
Ideal Components Acquisition, LLC (dba Ideal Tridon)	4,622	4,622
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,490	1,490
iWave Information Systems, Inc.	394	394
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	11,135	11,284
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	811	811
KPA Parent Holdings, Inc.	192	191
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	475	760
Lobos Parent, Inc. (dba NEOGOV)	10,694	10,916
Mandrake Bidco, Inc. (dba Miratech)	138	138
ML Holdco, LLC (dba MeridianLink)	3,326	3,326
MRI Software LLC	1,325	1,826
NC Topco, LLC (dba NContracts)	2,889	10,110
NCWS Intermediate, Inc. (dba National Carwash Solutions)	3,673	4,224
Newtek Merchant Solutions, LLC (dba NewtekOne)	936	936
NFM & J, L.P. (dba the Facilities Group)	1,695	1,945
North Star Acquisitionco, LLC (dba Everway)	5,046	13,375
Octane Purchaser, Inc. (dba Office Ally)	5,186	3,941
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	5,208	5,208
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	724	761
Onward AcquireCo, Inc. (dba OneStream)	4,967	—
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	4,399	4,399
Paris US Holdco, Inc. (dba Precinmac)	5,442	5,442
PDDS Holdco, Inc. (dba Planet DDS)	3,284	3,284
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	1,499	1,541
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	8,464
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	6,779	7,303
Precision Concepts Parent Inc.	1,271	1,476
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	1,875
Prophix Software Inc. (dba Pound Bidco)	585	710
PT Intermediate Holdings III, LLC (dba Parts Town)	2,601	2,601
QBS Parent, Inc. (dba Quorum Software)	2,380	2,197
Recorded Books Inc. (dba RBMedia)	2,601	2,974
Riverpoint Medical, LLC	4,094	4,094
Rocket Bidco, Inc. (dba Recochem)	1,514	2,227
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	5,750	5,546
Rubix Foods, LLC	1,792	1,792
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
SI Swan UK Bidco Limited (dba Sapiens International)	4,889	4,889
Singlewire Software, LLC	252	252
Smarsh, Inc.	9,859	9,733
Sonar Acquisitionco, Inc. (dba SimPRO)	1,132	1,132
Southeast Mechanical, LLC	14,839	14,839
SpecialtyCare, Inc.	865	866
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	195	222
SpendMend Holdings LLC	2,868	2,869
Splash Car Wash, Inc.	562	202
Spotless Brands, LLC	1,338	1,411
Streamland Media Midco LLC	796	637
Summit Buyer, LLC (dba Classic Collision)	23,830	24,774
Sundance Group Holdings, Inc. (dba NetDocuments)	8,744	19,389
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	1,615	2,391

	Unfunded Commitment Balances(1)
	March 31, 2026	December 31, 2025
Superman Holdings, LLC (dba Foundation Software)	$1,471	$1,471
Supreme Fitness Group NY Holdings, LLC	2,060	2,060
Sweep Purchaser LLC	3,633	3,633
TEI Intermediate LLC (dba Triumvirate Environmental)	4,083	7,355
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	3,548	17,023
Tropical Bidco, LLC (dba Tropical Cheese)	1,674	1,674
Trystar, LLC	430	752
UFT Buyer LLC (dba United Flow Technologies)	4,700	5,239
US Signal Company, LLC	1,289	1,579
USA DeBusk, LLC	1,440	3,434
USN Opco LLC (dba Global Nephrology Solutions)	3,023	3,023
Valet Waste Holdings, Inc. (dba Valet Living)	755	2,797
Vamos Bidco, Inc. (dba VIP)	8,784	8,784
VASA Fitness Buyer, Inc.	860	1,527
VisionSafe Holdings, Inc.	1,219	1,219
Volt Bidco, Inc. (dba Power Factors)	2,304	3,960
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	2,617	337
Wellness AcquisitionCo, Inc. (dba SPINS)	439	439
Westwood Professional Services Inc.	3,366	3,366
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	3,855	3,855
Xactly Corporation	3,874	3,874
Zarya HoldCo, Inc. (dba Eptura)	6,846	7,987
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	6,063	6,062
Zeus Company LLC	2,969	5,709
Elemica Parent, Inc.	—	62
Kene Acquisition, Inc. (dba Entrust)	—	897
Onyx CenterSource, Inc.	—	70
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	—	3
Total 1st Lien/Senior Secured Debt	$548,410	$609,946

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$2,389	$3,696
K2 Towers III, LLC	7,547	8,904
Octagon Towers LLC	2,051	2,051
Skyway Towers Intermediate LLC	7,351	7,628
Tarpon Towers II LLC	2,550	2,813
EIP Consolidated, LLC (dba Everest Infrastructure)	—	167
Towerco IV Holdings, LLC	—	458
Total 1st Lien/Last-Out Unitranche	$21,888	$25,717
2nd Lien/Senior Secured Debt
Tiger Acquisition, LLC (dba Sabre Industries)	$3,800	$—
Wine.com, LLC	770	770
Total 2nd Lien/Senior Secured Debt	$4,570	$770
Total	$574,868	$636,433

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

During the three months ended March 31, 2026, there was no equity distribution agreement in effect.

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

During the three months ended March 31, 2025, the Company did not issue or sell any shares of common stock through ATM offerings.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Three Months Ended March 31, 2026
February 25, 2026 (Supplemental)	March 9, 2026	March 20, 2026	$0.03	15,967	*
February 25, 2026 (Base)	March 31, 2026	April 28, 2026	$0.32	156,728	*
For the Three Months Ended March 31, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*

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

For the three months ended March 31, 2026, the Company did not repurchase any of its shares.

For the three months ended March 31, 2025, there was no 10b5-1 stock repurchase plan in effect.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets from operations	$(13,631)	$31,553
Weighted average shares outstanding	112,569,067	117,297,222
Basic and diluted earnings (loss) per share	$(0.12)	$0.27

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Share Data:(1)
NAV, beginning of period	$12.64	$13.41
Net investment income	0.22	0.42
Net realized and unrealized gains (losses)(2)	(0.34)	(0.15)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments (3)	—	—
Net increase (decrease) in net assets from operations	(0.12)	0.27
Distributions to common stockholders	(0.35)	(0.48)
Total increase (decrease) in net assets	(0.47)	(0.21)
NAV, end of period	$12.17	$13.20
Market price, end of period	$8.88	$11.63
Shares outstanding, end of period	112,569,067	117,297,222
Weighted average shares outstanding	112,569,067	117,297,222
Total return based on NAV(4)	(0.25%)	2.83%
Total return based on market value(5)	(0.86%)	0.40%
Supplemental Data/Ratio:(6)
Net assets, end of period	$1,369,989	$1,547,950
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.35%	3.18%
Ratio of interest and other debt expenses to average net assets	8.72%	7.36%
Ratio of net incentive fees to average net assets	3.61%	1.77%
Ratio of total expenses to average net assets	15.68%	12.31%
Ratio of net investment income to average net assets	7.20%	12.90%
Portfolio turnover	3%	5%

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

On May 6, 2026, the Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about July 28, 2026 to holders of record as of June 30, 2026.

On May 5, 2026, the Company entered into that certain Fifteenth Amendment to Senior Secured Revolving Credit Agreement, by and among the Company, as Borrower, the lenders party thereto and Truist Bank, as Administrative Agent and as Collateral Agent and other parties thereto (the “Fifteenth Amendment”). The Fifteenth Amendment, among other things, (i) extends the final maturity date from June 24, 2030 to May 5, 2031, (ii) extends the commitment termination date from June 22, 2029 to May 3, 2030, (iii) reduces the applicable margin to (a) with respect to any ABR Loan, 0.775% per annum and (b) with respect to any Term Benchmark Loan or Daily Simple RFR Loan, 1.775% per annum, in each case, subject to an additional step-down in applicable margin if the Gross Borrowing Base is greater than or equal to the product of 1.60 and the Combined Debt Amount, (iv) reduces the commitment of each of Santander Bank, N.A., CIT Finance LLC and BankUnited, N.A. to zero on the Fifteenth Amendment Effective Date, (v) removes all credit adjustment spreads, (vi) increases the swingline sublimit from $150,000 to $200,000, (vii) increases the letter of credit sublimit from $150,000 to $200,000, (viii) reduces the commitment fee from 0.375% to 0.325%, and (ix) reduces letter of credit fronting fees from 0.25% per annum to 0.125% per annum. Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Fifteenth Amendment.

On May 6, 2026, the Board approved and authorized an additional 10b5-1 stock repurchase program to allow the Company to repurchase up to $75,000 of shares of the Company’s common stock, subject to certain limitations. The Company expects to enter into this 10b5-1 stock repurchase program once the 2025 10b5-1 Plan has been fully utilized or expires, and in compliance with Rule 10b5-1.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through March 31, 2026, we originated approximately $9.93 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Leverage

Our senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with Truist Bank, as administrative agent, and Bank of America, N.A., as syndication agent, our 6.375% Notes due 2027 (the “2027 Notes”), our 5.100% Notes due 2029 (the “2029 Notes”) and our 5.650% Notes due 2030 (the “2030 Notes”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,096.07	$3,002.03	$3,088.32	$3,028.79
First Lien/Last-Out Unitranche	137.07	130.89	138.15	135.15
Second Lien/Senior Secured Debt	51.35	52.77	50.61	47.91
Unsecured Debt	30.02	8.52	29.60	8.48
Preferred Stock	33.21	20.12	33.10	26.43
Common Stock	53.54	14.15	53.54	14.71
Warrants	1.85	0.46	1.85	0.25
Total Investments	$3,403.11	$3,228.94	$3,395.17	$3,261.72

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.5%	10.6%	9.6%	10.7%
First Lien/Last-Out Unitranche(2) (3)	8.5	9.0	9.2	9.5
Second Lien/Senior Secured Debt(2)	7.5	9.5	12.3	9.4
Unsecured Debt(2)	4.4	7.4	4.6	4.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.1%	10.4%	9.3%	10.5%

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

As of March 31, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 9.1% and 10.4%, as compared to 9.3% and 10.5% as of December 31, 2025. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily due to a maturity extension of Wine.com, LLC. Within Unsecured Debt, the increase in weighted average yield at fair value was primarily due to the short duration of certain investments.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	173	171
Percentage of performing debt bearing a floating rate(1)	99.4%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.9%	9.9%
Weighted average yield on debt and income producing investments, at fair value(3)	11.0%	10.9%
Weighted average leverage (net debt/EBITDA)(4)	6.0x	5.9x
Weighted average interest coverage(4)	1.9x	2.0x
Median EBITDA(4)	$73.93 million	$71.75 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 13.7% and 14.2% of total debt investments.

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

	As of
	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	2,953.50	91.5	2,991.99	91.7
Grade 3	188.17	5.8	194.68	6.0
Grade 4	87.27	2.7	75.05	2.3
Total Investments	$3,228.94	100.0%	$3,261.72	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,241.81	95.3%	$3,299.37	97.2%
Non-accrual	161.30	4.7%	95.80	2.8
Total Investments	$3,403.11	100.0%	$3,395.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$42.58	$87.92
Second Lien/Senior Secured Debt	3.80	—
Preferred Stock	0.11	—
Total	$46.49	$87.92
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$78.16	$179.41
First Lien/Last-Out Unitranche	4.65	0.10
Total	$82.81	$179.51
Net increase (decrease) in portfolio	$(36.32)	$(91.59)
Number of new portfolio companies with new investment commitments	6	6
Total new investment commitment amount in new portfolio companies	$24.08	$51.19
Average new investment commitment amount in new portfolio companies	$4.01	$8.53
Number of existing portfolio companies with new investment commitments	11	8
Total new investment commitment amount in existing portfolio companies	$22.41	$36.73
Weighted average remaining term for new investment commitments (in years)(2)	5.9	4.9
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.7%	9.9%
Weighted average yield on new investment commitments(5)	8.7%	9.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.7%	11.9%
Weighted average yield on investments sold or repaid(7)	9.6%	11.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Total investment income	$78.79	$96.94
Net expenses	53.02	46.00
Net investment income before taxes	25.77	50.94
Income tax expense, including excise tax	0.98	1.33
Net investment income after taxes	24.79	49.61
Net realized gain (loss) on investments	(0.05)	(44.47)
Net unrealized appreciation (depreciation) on investments	(40.43)	27.49
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	2.08	(1.01)
Net realized and unrealized gains (losses)	(38.40)	(17.99)
Income tax (provision) benefit for realized and unrealized gains	(0.02)	(0.07)
Net increase (decrease) in net assets from operations	$(13.63)	$31.55

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Net investment income after taxes	$24.79	$49.61
Less: Purchase Discount amortization	0.09	0.80
Adjusted net investment income after taxes	$24.70	$48.81

Net realized and unrealized gains (losses)	$(38.40)	$(17.99)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(0.09)	(0.80)
Less: Realized gain (loss) due to the Purchase Discount	—	—	(1)
Adjusted net realized and unrealized gains (losses)	$(38.31)	$(17.19)

(1) Amount rounds to less than 0.01.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest	$70.11	$85.57
Payment-in-kind income	7.56	10.18
Other income	1.00	1.02
Dividend income	0.12	0.17
Total Investment Income	$78.79	$96.94

In the table above:

•
Interest income from investments decreased from $85.57 million for the three months ended March 31, 2025 to $70.11 million for the three months ended March 31, 2026, primarily due to a decline in base interest rates and tightening of credit spreads in addition to the decrease in the size of our portfolio. The amortized cost of the portfolio decreased from $3,555.49 million as of March 31, 2025 to $3,403.11 million as of March 31, 2026.
•
PIK income from investments decreased from $10.18 million for the three months ended March 31, 2025 to $7.56 million for the three months ended March 31, 2026. The decrease was primarily due to the restructuring and the exit of certain investments earning PIK interest in addition to a decline in base interest rates and tightening of credit spreads.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest and other debt expenses	$30.04	$28.31
Management fees	8.26	8.68
Incentive fees	12.44	6.80
Professional fees	0.84	0.96
Directors’ fees	0.15	0.21
Other general and administrative expenses	1.29	1.04
Total Expenses	$53.02	$46.00

In the table above:

•
Interest and other debt expenses increased from $28.31 million for the three months ended March 31, 2025 to $30.04 million for the three months ended March 31, 2026. The increase was mainly driven by the increase in the combined weighted average interest rate as result of repayment of the 2026 Notes and 2025 Notes.
•
Incentive fees increased from $6.80 million for the three months ended March 31, 2025 to $12.44 million for the three months ended March 31, 2026. The increase was driven by the performance of the investment portfolio for the twelve quarters ended March 31, 2026, as compared to the twelve quarters ended March 31, 2025. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Other, net	$(0.01)	$0.02
Diligent Corporation	(0.04)	—
Country Fresh Holding Company Inc.	—	(0.89)
Animal Supply Intermediate, LLC	—	(9.03)
Animal Supply Holdings, LLC	—	(13.87)
Streamland Media Midco LLC	—	(20.70)
Net Realized Gain (Loss) on Investments	$(0.05)	$(44.47)

For the three months ended March 31, 2025, net realized losses were primarily driven by the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC as well as the restructuring of Streamland Media Midco LLC.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Unrealized appreciation	$16.22	$49.58
Unrealized depreciation	(56.65)	(22.09)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(40.43)	$27.49

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2026
Portfolio Company:	($ in millions)
Chase Industries, Inc. (dba Senneca Holdings)	$10.33
Volt Bidco, Inc. (dba Power Factors)	2.01
Thrasio, LLC	1.92
Premier Imaging, LLC (dba Lucid Health)	0.43
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	0.38
Wine.com, LLC	(2.92)
Streamland Media Midco LLC	(2.99)
Khoros, LLC (fka Lithium Technologies, Inc.)	(4.37)
One GI LLC	(5.72)
Pluralsight, Inc.	(8.98)
Other, net(1)	(30.52)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(40.43)

(1)
For the three months ended March 31, 2026, Other, net includes gross unrealized appreciation of $1.15 million and gross unrealized depreciation of $(31.67) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2026 was primarily driven by market volatility during the period. The unrealized depreciation was further impacted by the financial underperformance of certain portfolio companies, most notably Pluralsight, Inc. and One GI LLC. These declines were partially offset by unrealized appreciation on Chase Industries, Inc. (dba Senneca Holdings), reflecting improved operating performance.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 171% and 175%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	March 31, 2026	December 31, 2025
Net asset value per share	$12.17	$12.64
Less: Supplemental distribution per share	—	0.03
Adjusted net asset value per share	$12.17	$12.61

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2026:

		Payments Due by Periods (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2027 Notes	$400.00	$400.00	$—	$—	$—
2029 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$400.00	$—	$—	$400.00	$—
Revolving Credit Facility(1)	$720.50	$—	$—	$720.50	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $623.67 million, in Euros ("EUR") of EUR of 13.70 million, in Great British Pounds ("GBP") of GBP 17.45 million, Canadian Dollars ("CAD") of CAD 57.02 million and Australian Dollars ("AUD") of AUD 24.50 million.

Revolving Credit Facility

On September 19, 2013, we entered into the Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,695.00 million. The Revolving Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542.50 million. We amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and January 14, 2026.

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

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2026 Notes bore interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The 2026 Notes matured and were fully repaid on January 15, 2026 in accordance with their terms, using proceeds from the Revolving Credit Facility. For further details, see Note 6 “Debt—2026 Notes” to our consolidated financial statements included in this report.

2027 Notes

On March 11, 2024, we closed an offering of $400.00 million aggregate principal amount of 6.375% unsecured notes due 2027 (the “2027 Notes”). The 2027 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2027 Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on March 11 and September 11 of each year. The 2027 Notes will mature on March 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

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

For further details, see Note 2 “Significant Accounting Policies—Derivatives”, Note 6 “Debt—2029 Notes” and Note 7 "Derivatives" to our consolidated financial statements included in this report.

2030 Notes

On September 9, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.650% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture between us and Computershare Trust Company, National Association, as Trustee (as successor to Wells Fargo). The 2030 Notes bear interest at a rate of 5.650% per year, payable semi-annually in arrears on March 9 and September 9 of each year. The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.

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

We may ourselves commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of March 31, 2026 and December 31, 2025, we have committed to fund letters of credit of $5.48 million on behalf of the Accounts. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$548.41	$609.94
First Lien/Last-Out Unitranche	21.89	25.72
Second Lien/Senior Secured Debt	4.57	0.77
Total	$574.87	$636.43

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimate should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

RECENT DEVELOPMENTS

Effective as of the close of business on March 31, 2026, Susan B. McGee resigned from the Board and all committees thereof.

On May 6, 2026, our Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about July 28, 2026 to holders of record as of June 30, 2026.

On May 5, 2026, we entered into that certain Fifteenth Amendment to Senior Secured Revolving Credit Agreement, by and among us, as Borrower, the lenders party thereto and Truist Bank, as Administrative Agent and as Collateral Agent and other parties thereto (the “Fifteenth Amendment”). The Fifteenth Amendment, among other things, (i) extends the final maturity date from June 24, 2030 to May 5, 2031, (ii) extends the commitment termination date from June 22, 2029 to May 3, 2030, (iii) reduces the applicable margin to (a) with respect to any ABR Loan, 0.775% per annum and (b) with respect to any Term Benchmark Loan or Daily Simple RFR Loan, 1.775% per annum, in each case, subject to an additional step-down in applicable margin if the Gross Borrowing Base is greater than or equal to the product of 1.60 and the Combined Debt Amount, (iv) reduces the commitment of each of Santander Bank, N.A., CIT Finance LLC and BankUnited, N.A. to zero on the Fifteenth Amendment Effective Date, (v) removes all credit adjustment spreads, (vi) increases the swingline sublimit from $150.00 million to $200.00 million, (vii) increases the letter of credit sublimit from $150.00 million to $200.00 million, (viii) reduces the commitment fee from 0.375% to 0.325%, and (ix) reduces letter of credit fronting fees from 0.25% per annum to 0.125% per annum. Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Fifteenth Amendment.

On May 6, 2026, our Board approved and authorized an additional 10b5-1 stock repurchase program to allow us to repurchase up to $75.00 million of shares of our common stock, subject to certain limitations. We expect to enter into this 10b5-1 stock repurchase program once the 2025 10b5-1 Plan has been fully utilized or expires, and in compliance with Rule 10b5-1.

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

As of March 31, 2026 and December 31, 2025, on a fair value basis, approximately 0.6% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2027 Notes, 2029 Notes and 2030 Notes bear interest at a fixed rate. We have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$74.19	$(47.61)	$26.58
Up 200 basis points	49.46	(31.74)	17.72
Up 100 basis points	24.73	(15.87)	8.86
Up 75 basis points	18.55	(11.90)	6.65
Up 50 basis points	12.37	(7.94)	4.43
Up 25 basis points	6.18	(3.97)	2.21
Down 25 basis points	(6.18)	3.97	(2.21)
Down 50 basis points	(12.31)	7.94	(4.37)
Down 75 basis points	(18.41)	11.90	(6.51)
Down 100 basis points	(24.51)	15.87	(8.64)
Down 200 basis points	(48.83)	31.74	(17.09)
Down 300 basis points	(67.97)	47.61	(20.36)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered equity securities.

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into the 2025 10b5-1 Plan with Georgeson for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. Unless extended by the Board, the 2025 10b5-1 Plan will terminate 12 months from the date it was entered into. For the three months ended March 31, 2026, we did not repurchase any of our shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
On May 5, 2026, the Company entered into that certain Fifteenth Amendment to Senior Secured Revolving Credit Agreement, by and among the Company, as Borrower, the lenders party thereto and Truist Bank, as Administrative Agent and as Collateral Agent and other parties thereto (the “Fifteenth Amendment”). The Fifteenth Amendment, among other things, (i) extends the final maturity date from June 24, 2030 to May 5, 2031, (ii) extends the commitment termination date from June 22, 2029 to May 3, 2030, (iii) reduces the applicable margin to (a) with respect to any ABR Loan, 0.775% per annum and (b) with respect to any Term Benchmark Loan or Daily Simple RFR Loan, 1.775% per annum, in each case, subject to an additional step-down in applicable margin if the Gross Borrowing Base is greater than or equal to the product of 1.60 and the Combined Debt Amount, (iv) reduces the commitment of each of Santander Bank, N.A., CIT Finance LLC and BankUnited, N.A. to zero on the Fifteenth Amendment Effective Date, (v) removes all credit adjustment spreads, (vi) increases the swingline sublimit from $150,000 to $200,000, (vii) increases the letter of credit sublimit from $150,000 to $200,000, (viii) reduces the commitment fee from 0.375% to 0.325%, and (ix) reduces letter of credit fronting fees from 0.25% per annum to 0.125% per annum. Capitalized terms used but not otherwise defined herein have the meanings ascribed to them in the Fifteenth Amendment.

The foregoing description is only a summary of the material provisions of the Fifteenth Amendment and is qualified in its entirety by reference to the full text of the Fifteenth Amendment filed as Exhibit 10.2 hereto and incorporated herein by reference.

(b)
None.
(c)
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.2

Fifth Supplemental Indenture, dated January 28, 2026, relating to the 5.100% Notes due 2029, by and between the Company and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on February 2, 2026).

4.3	Form of 5.100% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 814-00998), filed on February 2, 2026).

10.1*

Fourteenth Amendment to Senior Secured Revolving Credit Agreement, dated as of January 14, 2026, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto.

10.2*

Fifteenth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 5, 2026, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto.

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

GOLDMAN SACHS BDC, INC.

Date: May 7, 2026	/s/ Vivek Bantwal
Vivek Bantwal Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 7, 2026	/s/ David Miller
David Miller Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 7, 2026	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)