Form 10-Q
period 2026-06-30
Goldman Sachs BDC, Inc.
filed 2026-08-06
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, there were 112,569,067 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $3,328,296 and $3,285,039)	$3,146,544	$3,171,677
Non-controlled affiliated investments (cost of $82,680 and $110,127)	48,704	90,044
Total investments, at fair value (cost of $3,410,976 and $3,395,166)	$3,195,248	$3,261,721
Investments in affiliated money market fund (cost of $36,226 and $35,724)	36,226	35,724
Cash	14,430	43,211
Interest and dividends receivable	23,886	26,927
Deferred financing costs	15,438	13,245
Other assets	2,576	2,419
Total assets	$3,287,804	$3,383,247
Liabilities
Debt (net of debt issuance costs of $12,777 and $8,169)	$1,850,308	$1,874,620
Interest and other debt expenses payable	26,279	25,546
Management fees payable	8,182	8,181
Incentive fees payable	—	3,844
Distribution payable	36,022	36,022
Secured borrowings	2,361	3,366
Accrued expenses and other liabilities	7,002	8,649
Total liabilities	$1,930,154	$1,960,228
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 112,569,067 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	113	113
Paid-in capital in excess of par	1,879,601	1,879,601
Distributable earnings (loss)	(522,064)	(456,695)
Total net assets	$1,357,650	$1,423,019
Total liabilities and net assets	$3,287,804	$3,383,247
Net asset value per share	$12.06	$12.64

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$70,345	$81,060	$139,451	$165,264
Payment-in-kind income	4,827	6,808	12,331	16,433
Other income	1,778	865	2,749	1,850
From non-controlled affiliated investments:
Interest income	3,686	1,269	4,685	2,630
Payment-in-kind income	2,856	711	2,914	1,267
Dividend income	204	208	329	381
Other income	28	49	58	85
Total investment income	$83,724	$90,970	$162,517	$187,910
Expenses:
Interest and other debt expenses	$30,100	$26,416	$60,141	$54,721
Management fees	8,182	8,408	16,445	17,089
Incentive fees	—	8,526	12,438	15,330
Professional fees	1,117	781	1,954	1,745
Directors’ fees	151	207	303	414
Other general and administrative expenses	1,116	1,273	2,412	2,316
Total expenses	$40,666	$45,611	$93,693	$91,615
Net investment income before taxes	$43,058	$45,359	$68,824	$96,295
Income tax expense, including excise tax	$844	$906	$1,826	$2,228
Net investment income after taxes	$42,214	$44,453	$66,998	$94,067
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$21,376	$(70,297)	$21,330	$(91,867)
Non-controlled affiliated investments	—	(10,922)	—	(33,824)
Foreign currency forward contracts	(20)	—	(273)	—
Foreign currency and other transactions	(52)	225	1,190	464
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(33,889)	73,271	(67,288)	80,860
Non-controlled affiliated investments	(6,865)	6,148	(13,893)	26,049
Foreign currency forward contracts	11	(181)	314	(270)
Foreign currency translations and other transactions	892	(3,408)	1,676	(4,565)
Net realized and unrealized gains (losses)	$(18,547)	$(5,164)	$(56,944)	$(23,153)
(Provision) benefit for taxes on realized gain/loss on investments	$16	$—	$(2)	$(72)
Net increase (decrease) in net assets from operations	$23,683	$39,289	$10,052	$70,842
Weighted average shares outstanding	112,569,067	117,204,952	112,569,067	117,250,832
Basic and diluted net investment income per share	$0.38	$0.38	$0.60	$0.80
Basic and diluted earnings (loss) per share	$0.21	$0.34	$0.09	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net assets at beginning of period	$1,369,989	$1,547,950	$1,423,019	$1,572,700
Increase (decrease) in net assets from operations:
Net investment income	$42,214	$44,453	$66,998	$94,067
Net realized gain (loss)	21,304	(80,994)	22,247	(125,227)
Net change in unrealized appreciation (depreciation)	(39,851)	75,830	(79,191)	102,074
(Provision) benefit for taxes on realized gain/loss on investments	16	—	(2)	(72)
Net increase (decrease) in net assets from operations	$23,683	$39,289	$10,052	$70,842
Distributions to stockholders from:
Distributable earnings	$(36,022)	$(61,724)	$(75,421)	$(118,027)
Total distributions to stockholders	$(36,022)	$(61,724)	$(75,421)	$(118,027)
Capital transactions:
Repurchases of common stock (including commissions and direct acquisition costs)	$—	$(12,126)	$—	$(12,126)
Net increase (decrease) in net assets from capital transactions	$—	$(12,126)	$—	$(12,126)
Total increase (decrease) in net assets	$(12,339)	$(34,561)	$(65,369)	$(59,311)
Net assets at end of period	$1,357,650	$1,513,389	$1,357,650	$1,513,389
Distributions per share	$0.32	$0.53	$0.67	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$10,052	$70,842
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(230,941)	(286,193)
Payment-in-kind interest capitalized	(15,553)	(17,943)
Investments in affiliated money market fund, net	(502)	25,171
Proceeds from sales of investments and principal repayments	259,932	507,307
Net realized (gain) loss on investments	(21,330)	125,691
Net change in unrealized (appreciation) depreciation on investments	81,181	(106,909)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(235)	99
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(108)	—
Amortization of premium and accretion of discount, net	(7,820)	(11,062)
Amortization of deferred financing and debt issuance costs	4,635	4,088
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	3,041	7,013
(Increase) decrease in other assets	(13,332)	(646)
Increase (decrease) in interest and other debt expenses payable	537	(5,444)
Increase (decrease) in management fees payable	1	(372)
Increase (decrease) in incentive fees payable	(3,844)	2,196
Increase (decrease) in accrued expenses and other liabilities	(1,647)	(5,510)
Net cash provided by (used for) operating activities	$64,067	$308,328
Cash flows from financing activities:
Offering costs paid	$—	$(229)
Repurchases of common stock (including commissions and direct acquisition costs)	—	(10,700)
Distributions paid	(75,421)	(114,952)
Deferred financing and debt issuance costs paid	(11,239)	(4,854)
Borrowings on debt	1,111,683	697,477
Repayments of debt	(1,117,792)	(829,000)
Net cash provided by (used for) financing activities	$(92,769)	$(262,258)
Net increase (decrease) in cash	$(28,702)	$46,070
Effect of foreign exchange rate changes on cash	(79)	171
Cash, beginning of period	43,211	61,795
Cash, end of period	$14,430	$108,036
Supplemental and non-cash activities
Interest expense paid	$53,044	$54,324
Accrued but unpaid excise tax expense	$2,047	$2,487
Accrued but unpaid distributions	$36,022	$55,859
Exchange of investments	$35,977	$97,654

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Debt Investments - 232.7%
Canada - 7.9%
1st Lien/Senior Secured Debt - 7.9%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%	11/01/30		$14,347	$14,154	$14,203	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.39%	C + 4.75%	11/01/30	CAD	7,791	5,542	5,439	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.37%	C + 4.75%	11/01/30	CAD	1,937	792	760	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.41%	S + 4.75%	11/01/30		1,722	1,698	1,705	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.35%	C + 4.75%	11/01/30	CAD	776	32	28	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 4.75%	11/01/30	CAD	518	(7)	(4)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	8.89%	S + 5.25%	05/01/29		14,515	14,434	14,370	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	8.91%	S + 5.25%	05/01/29		730	492	487	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.29%	C + 5.00%	01/14/33	CAD	5,206	3,715	3,634	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.29%	C + 5.00%	01/14/33	CAD	969	97	91	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.29%	C + 5.00%	01/14/33	CAD	692	56	54	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.54%	C + 5.25%	06/30/31	CAD	45,461	32,955	31,573	(6) (7) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	9,957	(45)	(105)	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.93%	C + 5.25%	06/30/31	CAD	6,638	1,195	1,136	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	8.38%	S + 4.50%	11/06/28		4,656	4,614	4,609	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.38%	S + 4.50%	11/06/28		7,098	7,051	7,027	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	11/06/28		1,260	(7)	(13)	(6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.07%	S + 6.25%	05/25/27		21,167	21,088	20,690	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(11)	(76)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	9.40%	S + 5.75%	11/22/28		860	851	847	(6) (7) (8)
iWave Information Systems, Inc.	Software	9.40%	S + 5.75%	11/22/28		438	87	81	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							108,783	106,536
Total Canada							$108,783	$106,536
India - 1.3%
1st Lien/Senior Secured Debt - 1.3%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	7.92%	S + 4.25%	08/02/32		$17,615	$17,576	$17,483	(6) (7) (8)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		6,249	(7)	(47)	(6) (7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		2,273	(5)	(17)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							17,564	17,419
Total India							$17,564	$17,419
United Kingdom - 3.6%
1st Lien/Senior Secured Debt - 3.6%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	16,832	$20,427	$21,545	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	9,936	12,603	12,718	(6) (7) (8)
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.42%	S + 4.75%	12/17/32		15,104	15,033	14,991	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.75%	12/17/32	$2,619	$(6)	$(20)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt						48,057	49,234
Total United Kingdom						$48,057	$49,234
United States - 219.9%
1st Lien/Senior Secured Debt - 205.5%
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.64%	S + 5.00%	01/09/30	$955	$939	$933	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.64%	S + 5.00%	01/09/30	730	721	713	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.65%	S + 5.00%	01/09/30	326	323	319	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.65%	S + 5.00%	01/09/28	250	61	57	(6) (7) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.68%	S + 5.00%	01/09/30	58	58	57	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	11,323	11,221	11,209	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	4,595	477	451	(6) (7) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31	2,706	1,005	1,001	(6) (7) (9)
VisionSafe Holdings, Inc.	Aerospace & Defense	9.14%	S + 5.50%	04/18/30	6,660	6,567	6,527	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.50%	04/18/30	1,219	(16)	(24)	(6) (7) (9)
Auctane, Inc. (dba ShipStation Global)	Air Freight & Logistics	9.42%	S + 5.75%	06/01/33	5,000	4,926	4,925	(6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.48%	S + 4.75%	08/02/32	13,203	13,084	13,071	(6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	4,042	(18)	(40)	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.44%	S + 4.75%	08/02/32	1,573	604	602	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	448	(4)	(4)	(6) (7) (9)
Thrasio, LLC	Broadline Retail	14.01%	S + 10.26%	06/18/29	4,007	3,191	3,986	(6) (7) (10)
Burgess Pigment, LLC	Chemicals	8.73%	S + 5.00%	06/30/31	4,505	4,460	4,460	(6)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31	495	(5)	(5)	(6) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies		S + 6.50%	12/16/26	11,895	11,763	7,583	(7) (11)
3SI Security Systems, Inc.	Commercial Services & Supplies		S + 6.50%	12/16/26	1,812	1,780	1,155	(7) (11)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	3,890	3,829	3,871	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.49%	S + 5.75%	08/01/29	2,156	2,131	2,097	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	9.49%	S + 5.75%	08/01/29	1,847	751	716	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	1,182	1,162	1,176	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	1,063	683	692	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	587	577	584	(6) (7)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies		S + 6.50%	08/01/29	506	(3)	(14)	(6) (7) (9)
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	Commercial Services & Supplies	10.24%	S + 6.50%	08/01/29	196	191	195	(6) (7)
Edko, LLC	Commercial Services & Supplies	8.48%	S + 4.75%	10/02/31	23,635	23,422	23,398	(6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	8,446	(37)	(84)	(6) (7) (9)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	4,223	(37)	(42)	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.73%	S + 5.00%	09/24/31	5,822	5,756	5,749	(6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	3,344	1,414	1,409	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.69%	S + 5.00%	09/24/31	1,676	568	566	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	9,016	8,939	8,701	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,516	3,487	3,393	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.37%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,227	3,170	3,086	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		$1,847	$1,830	$1,783	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		1,032	1,023	996	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		584	(5)	(20)	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.16%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		8,780	8,598	8,648	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.64%	S + 5.00%	08/22/30		1,000	261	260	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.66%	S + 5.00%	08/22/31		496	488	488	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.52%	S + 5.75% PIK	06/30/27		23,495	23,433	23,201	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.51%	S + 5.75%	06/30/27		10,463	10,446	10,358	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.15%	S + 5.75%	06/30/27		4,541	1,350	1,317	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.98%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		19,906	19,745	19,806	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	12/15/31		6,233	4,417	4,432	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	12/15/31		2,649	306	314	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/31		11,033	10,914	10,923	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	8.92%	S + 5.25%	04/30/31		2,089	2,064	2,068	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/30		1,230	1,054	1,054	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	8.91%	S + 5.25%	04/30/30		777	395	392	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.64%	S + 6.00%	05/01/29		25,074	24,967	24,698	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.64%	S + 6.00%	05/01/29		2,641	2,536	2,507	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.16%	S + 5.50%	06/29/27		31,425	31,330	31,347	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.67%	S + 5.00%	06/29/27		14,925	14,827	14,813	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.93%	S + 5.25%	06/29/27		9,547	9,489	9,499	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		944	(2)	(2)	(6) (7) (9)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	08/05/32		6,733	6,673	6,666	(6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		2,056	(9)	(21)	(6) (7) (9)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		1,799	(16)	(18)	(6) (7) (9)
ATX Networks Corp.	Communications Equipment		S + 7.00% PIK	09/01/28		4,714	640	—	(6) (7) (11)
ATX Networks Corp.	Communications Equipment	9.73%	S + 6.00% PIK	09/01/28		690	672	535	(6) (7) (8)
ATX Networks Corp.	Communications Equipment	9.73%	S + 6.00% PIK	09/01/28		416	405	322	(6) (7) (8)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		663	657	656	(6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		245	137	136	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.17%	S + 4.50%	10/15/31		92	21	21	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.36%	B + 5.00%	10/24/30		11,321	11,231	11,208	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.36%	B + 5.00%	10/24/30	AUD	11,199	7,380	7,676	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 5.00%	10/24/30		1,132	(8)	(11)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		10,053	10,014	9,928	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		3,282	3,262	3,241	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(5)	(18)	(6) (7) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	9.73%	S + 6.00%	10/04/30		4,377	4,301	4,278	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(7)	(12)	(6) (7) (9)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	8.90%	S + 5.25%	11/01/30		44,120	43,613	43,458	(6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		5,208	(56)	(78)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		$3,741	$3,707	$3,685	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		3,308	3,278	3,258	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		1,853	1,836	1,825	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.69%	S + 4.75%	08/02/32		1,634	287	277	(6) (7) (9)
Precision Concepts Parent Inc.	Containers & Packaging	8.41%	S + 4.75%	08/02/32		1,633	1,618	1,608	(6) (7)
A Place For Mom, Inc.	Diversified Consumer Services	9.14%	S + 5.50%	02/10/28		7,046	7,032	6,130	(7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.73%	S + 6.00%	04/26/29		8,117	8,015	7,954	(6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.64%	S + 6.00%	04/26/29		5,368	2,056	2,009	(6) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services		S + 6.00%	04/26/29		767	(9)	(15)	(6) (7) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		420	—	—	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		E + 5.25%	06/20/33	EUR	250	—	—	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		92	—	—	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		46	—	—	(6) (9)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	8.74%	S + 5.00%	11/01/28		882	859	869	(6) (7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		86	(2)	(1)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		14,009	13,841	13,869	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.83%	S + 5.00%	12/21/29		6,614	6,108	6,162	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		6,253	6,151	6,191	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		4,703	4,645	4,656	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		4,673	4,617	4,626	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		2,590	(30)	(26)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		2,196	2,167	2,174	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		1,865	1,833	1,847	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		750	(7)	(4)	(6) (7) (9)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.83%	S + 6.00%	12/15/26		18,310	18,279	17,806	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.83%	S + 6.00%	12/15/26		14,323	14,308	13,929	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.83%	S + 6.00%	12/15/26		7,546	7,530	7,338	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.82%	S + 6.00%	12/15/26		2,433	2,429	2,366	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.98%	S + 5.25%	10/19/28		43,991	43,678	43,551	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.98%	S + 5.25%	10/19/28		8,798	8,733	8,710	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/28		4,399	(27)	(44)	(6) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27		17,089	4,075	4,022	(6) (7) (9) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27		10,368	10,318	10,290	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27		7,271	7,230	7,216	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27		1,900	(8)	(14)	(6) (7) (9) (10)
Splash Car Wash, Inc.	Diversified Consumer Services	8.73%	S + 5.00%	03/17/32		1,060	1,053	1,052	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		246	(2)	(2)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		123	(1)	(1)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	8.70%	S + 5.00%	07/25/28		1,648	615	593	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.20%	S + 5.50%	07/25/28		943	939	933	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28	$209	$209	$207	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28	32	32	32	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services		S + 5.00%	06/02/31	21,475	(44)	(215)	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31	16,817	16,689	16,649	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31	8,516	8,449	8,431	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	10.75%	P + 4.00%	05/31/30	2,178	748	741	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.67%	S + 5.00%	05/01/31	10,430	10,351	10,325	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.69%	S + 5.00%	05/01/31	2,747	2,724	2,720	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.68%	S + 5.00%	05/01/31	2,631	533	522	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30	1,615	(10)	(16)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	9.99%	S + 6.25%	08/15/30	4,764	4,647	4,740	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	9.99%	S + 6.25%	08/15/30	2,043	2,016	2,032	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30	253	(4)	(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	429	426	425	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	248	(1)	(2)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	232	230	229	(6) (7)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	183	182	181	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	116	(1)	(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31	66	—	(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	7.91%	S + 4.25%	08/06/31	66	66	65	(6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.23%	S + 4.50%	12/31/32	3,547	3,530	3,511	(6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32	1,022	(3)	(10)	(6) (7) (9)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.24%	S + 4.50%	12/31/32	431	114	112	(6) (7) (9)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.83%	S + 6.00%	12/31/27	24,111	23,963	23,990	(6) (7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	3,140	(16)	(16)	(6) (7) (9)
Streamland Media Midco LLC	Entertainment	9.49%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	18,475	18,243	17,182	(6) (7)
Streamland Media Midco LLC	Entertainment	9.47%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	3,638	3,240	3,240	(6) (7) (9)
Streamland Media Midco LLC	Entertainment	9.49%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	2,606	2,606	2,424	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	20,957	20,820	20,853	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	2,946	2,924	2,931	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,805	(17)	(14)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29	992	436	437	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29	914	902	909	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	558	(2)	(3)	(6) (7) (9)
Aria Systems, LLC	Financial Services	13.76%	S + 10.00% (Incl. 2.00% PIK)	06/30/26	26,772	26,772	26,504	(6) (7) (12)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32	18,162	17,999	17,890	(6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	2,270	(20)	(34)	(6) (7) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,038	(8)	(13)	(6) (7) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.76%	S + 6.00%	01/25/28	962	957	950	(6) (7)
Celero Commerce LLC	Financial Services	8.66%	S + 5.00%	02/28/31	3,795	3,772	3,786	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Celero Commerce LLC	Financial Services	8.73%	S + 5.00%	02/28/31		$904	$250	$251	(6) (7) (9)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31		301	(2)	(1)	(6) (7) (9)
Computer Services, Inc.	Financial Services	8.23%	S + 4.50%	11/17/31		41,858	41,852	41,439	(6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		4,294	(10)	(43)	(6) (7) (9)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		2,668	(6)	(27)	(6) (7) (9)
Coretrust Purchasing Group LLC	Financial Services	8.89%	S + 5.25%	10/01/29		12,784	12,691	12,720	(6) (7)
Coretrust Purchasing Group LLC	Financial Services		S + 5.25%	10/01/29		113	(2)	(1)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	8.90%	S + 5.25%	08/08/31		26,716	26,481	26,249	(6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		8,905	(38)	(156)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	8.88%	S + 5.25%	08/08/31		2,968	939	913	(6) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.98%	S + 5.25%	05/25/28		27,355	27,238	24,620	(6) (7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.98%	S + 5.25%	05/25/28		2,382	2,373	2,142	(6) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.98%	S + 5.25%	05/25/28		681	678	613	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.23%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		20,802	20,658	16,641	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.23%	S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,369	4,332	3,495	(6) (7)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.14%	S + 5.50%	09/26/30		16,715	16,569	16,548	(6) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		936	(8)	(9)	(6) (7) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	8.89%	S + 5.25%	02/24/31		12,863	12,768	12,766	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		1,875	(13)	(14)	(6) (7) (9)
Eagle Family Foods Group LLC	Food Products	8.43%	S + 4.75%	08/12/30		797	791	789	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 4.75%	08/12/30		101	(1)	(1)	(6) (7) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33		3,372	—	—	(6) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33		1,163	—	—	(6) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33		465	—	—	(6) (9)
Rubix Foods, LLC	Food Products	8.39%	S + 4.75%	04/30/31		22,976	22,782	22,516	(6) (7)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31		1,792	(14)	(36)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.48%	S + 4.75%	12/11/30		14,395	14,217	14,107	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,674	(19)	(33)	(6) (7) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27		9,996	9,955	9,171	(6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.82%	S + 6.00%	12/06/27		5,483	5,470	5,059	(6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27		4,705	4,697	4,317	(6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27		4,310	4,301	3,955	(6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27		2,269	2,262	2,081	(6) (7) (13)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.73%	E + 5.50%	11/28/31	EUR	10,215	10,620	11,438	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		S + 5.50%	11/28/31		6,387	(54)	(128)	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	7.73%	E + 5.50%	11/28/31		5,128	3,721	3,692	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.17%	S + 5.50%	11/28/31		3,760	3,698	3,685	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.14%	S + 4.50%	06/21/27		19,038	18,920	18,990	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.14%	S + 4.50%	06/21/27		4,576	4,551	4,564	(6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.50%	06/21/27		4,094	(13)	(10)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.14%	S + 4.50%	06/21/27	$1,443	$1,439	$1,439	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.13%	S + 5.40%	02/28/31	24,433	24,169	22,601	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.14%	S + 5.40%	02/28/30	3,426	539	314	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies	9.13%	S + 5.40%	02/28/31	2,259	2,234	2,089	(6) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	8.68%	S + 5.00%	12/03/29	21,010	20,812	20,800	(6) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	8.68%	S + 5.00%	12/03/29	9,350	9,274	9,257	(6) (7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.13%	S + 7.25%	06/01/27	2,873	2,867	2,866	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.13%	S + 7.25%	06/01/27	1,016	982	973	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	10.88%	S + 7.00%	06/01/27	415	74	74	(7) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	21,356	21,346	17,832	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	3,707	3,708	3,096	(6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	2,202	2,202	1,839	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.64%	S + 5.00%	08/07/31	2,542	2,520	2,517	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	221	(2)	(2)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	99	(2)	(1)	(6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	9.48%	S + 5.75% (Incl. 4.04% PIK)	06/15/29	22,881	22,729	19,734	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	9.49%	S + 5.75%	06/15/29	370	368	319	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.58%	S + 5.75%	08/28/28	20,694	20,538	18,625	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.58%	S + 5.75%	08/28/28	2,178	2,162	1,961	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.58%	S + 5.75%	08/26/27	1,711	1,703	1,540	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28	2,728	2,691	2,701	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28	1,386	66	64	(6) (7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.49%	S + 5.75%	06/13/28	313	121	122	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	23,261	23,138	23,202	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	14,711	14,628	14,675	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	9,995	2,077	2,083	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	9,737	9,672	9,713	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	2,802	(13)	(7)	(6) (7) (9)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	21,894	21,700	16,749	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	11,689	11,586	8,942	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	9,001	8,922	6,886	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	6,416	6,360	4,908	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	3,610	3,578	2,762	(6) (7) (11) (12)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	30,010	30,010	22,207	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	8,306	8,306	6,147	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	6,637	6,637	4,912	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	1,781	1,781	1,318	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.44%	S + 4.75%	12/18/29	8,985	8,968	8,918	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29	634	(2)	(5)	(6) (7) (9)
SpecialtyCare, Inc.	Health Care Providers & Services	8.41%	S + 4.75%	12/18/29	312	79	79	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	$4,254	$1,439	$1,412	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	612	608	606	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	168	167	167	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	83	13	13	(6) (7) (9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27	871	793	333	(6) (7) (10) (11)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.72%	S + 7.00% PIK	03/18/27	98	104	102	(6) (7) (10) (13)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	7.92%	S + 4.25%	08/02/32	33,523	33,448	33,272	(6) (7)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32	11,363	(12)	(85)	(6) (7) (9)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32	3,977	(9)	(30)	(6) (7) (9)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.67%	S + 6.00%	08/28/30	39,229	38,551	38,837	(6) (7)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 6.00%	08/28/30	1,582	(26)	(16)	(6) (7) (9)
ESO Solutions, Inc.	Health Care Technology	9.17%	S + 5.50%	05/03/27	39,908	39,766	39,608	(6) (7)
ESO Solutions, Inc.	Health Care Technology	9.17%	S + 5.50%	05/03/27	4,498	4,469	4,465	(6) (7)
ESO Solutions, Inc.	Health Care Technology	9.16%	S + 5.50%	05/03/27	3,620	2,450	2,434	(6) (7) (9)
Experity, Inc.	Health Care Technology		S + 5.00% (Incl. 2.25% PIK)	02/22/30	1,315	(11)	(20)	(6) (7) (9)
Experity, Inc.	Health Care Technology	8.73%	S + 5.00% (Incl. 2.25% PIK)	02/22/30	608	604	599	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	12,055	11,938	11,874	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,490	(10)	(22)	(6) (7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.58%	S + 5.00%	05/11/29	1,092	1,080	1,075	(6) (7)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	240	142	121	(6) (7) (11)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	5,348	5,325	5,215	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	2,815	2,801	2,744	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	1,251	1,245	1,220	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32	1,126	(5)	(28)	(6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	22,988	22,780	22,528	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.64%	S + 6.00%	09/30/31	3,284	218	181	(6) (7) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.17%	S + 5.50%	12/30/26	56,720	56,591	56,295	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		S + 5.50%	12/30/26	7,824	(10)	(59)	(6) (7) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.17%	S + 5.50%	12/30/26	905	903	898	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	9.17%	S + 5.50%	12/30/26	905	904	898	(6) (7)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	25,670	25,015	22,333	(6) (7)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	5,654	5,609	4,919	(6) (7)
WebPT, Inc.	Health Care Technology		S + 6.25% (Incl. 3.13% PIK)	01/18/30	2,617	(24)	(340)	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	2,252	2,234	1,959	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.48%	S + 4.75%	12/31/31	4,110	4,058	4,058	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.40%	S + 4.75%	12/31/31	652	160	157	(6) (7) (9)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.38%	S + 4.75%	12/31/31	217	63	62	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.69%	S + 5.00%	04/14/31	10,821	10,708	10,686	(6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.70%	S + 5.00%	04/14/31	2,513	1,693	1,682	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	1,261	(13)	(16)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
CURiO Brands LLC	Household Products	8.73%	S + 5.00%	04/02/31	$776	$769	$768	(6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	131	(1)	(1)	(6) (7) (9)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	65	(1)	(1)	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.66%	S + 5.00%	07/24/33	3,679	3,661	3,661	(6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.74%	S + 5.00%	07/24/33	826	40	40	(6) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	413	(3)	(3)	(6) (9)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	18,973	18,388	18,262	(6) (7)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	8,500	8,367	8,202	(6) (7)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	5,000	1,103	975	(6) (7) (9)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	1,500	1,427	1,397	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	3,326	3,279	3,310	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	2,319	2,300	2,308	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.65%	S + 5.00%	10/02/29	1,297	245	253	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	1,175	1,160	1,169	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.64%	S + 5.00%	10/02/29	882	210	216	(6) (7) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.23%	S + 4.50%	06/03/32	19,960	19,877	19,860	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,009	(8)	(10)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.48%	S + 4.75%	06/03/32	370	22	20	(6) (9)
US Signal Company, LLC	IT Services	9.26%	S + 5.50%	09/04/29	6,842	6,795	6,774	(6) (7)
US Signal Company, LLC	IT Services	9.28%	S + 5.50%	09/04/29	2,105	1,565	1,558	(6) (7) (9)
US Signal Company, LLC	IT Services	9.29%	S + 5.50%	09/04/29	1,053	520	516	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	3,827	3,820	3,789	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	1,746	1,739	1,729	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	439	(1)	(4)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	367	363	363	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	300	298	297	(6) (7)
Xactly Corporation	IT Services	10.02%	S + 6.25%	07/30/27	62,025	61,743	56,443	(6) (7)
Xactly Corporation	IT Services		S + 6.25%	07/30/27	3,874	(15)	(349)	(6) (7) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.39%	S + 6.75%	07/18/28	4,078	4,025	3,874	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.40%	S + 6.75%	07/18/28	528	521	502	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.39%	S + 6.75%	07/18/28	269	266	255	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.64%	S + 5.00%	06/30/32	14,501	14,372	14,356	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	2,684	(12)	(27)	(6) (7) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.04%	S + 5.00%	06/30/32	2,236	845	842	(6) (7) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.16%	S + 4.50%	08/20/31	759	753	751	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	138	(1)	(1)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.39%	S + 4.75%	12/02/31	14,238	14,121	13,918	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.39%	S + 4.75%	12/02/31	3,717	3,684	3,633	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.39%	S + 4.75%	12/02/31	1,860	125	98	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.64%	S + 5.00%	12/02/31	1,000	159	154	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.48%	S + 4.75%	12/26/31		$19,613	$19,450	$19,368	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31		5,077	1,227	1,189	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.47%	S + 4.75%	12/26/31		2,546	1,059	1,048	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.23%	S + 4.50%	07/01/31		548	542	543	(6) (7) (8)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	7.78%	S + 4.50%	07/01/30		148	86	86	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.23%	S + 4.50%	07/01/31		147	28	28	(6) (7) (8) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	6.79%	E + 4.50%	07/01/31	EUR	136	144	154	(6) (7) (8)
Recorded Books Inc. (dba RBMedia)	Media	8.67%	S + 5.00%	09/03/30		12,896	12,702	12,767	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	08/31/29		2,286	(31)	(23)	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media	8.66%	S + 5.00%	09/03/30		1,513	1,495	1,498	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30		973	(14)	(10)	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media		S + 5.00%	09/03/30		405	(6)	(4)	(6) (7) (9)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	8.98%	S + 5.25%	06/30/31		3,705	3,657	3,649	(6) (7) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31		811	(5)	(12)	(6) (7) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.98%	S + 9.25%	12/17/29		20,202	20,055	14,192	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.98%	S + 9.25%	06/18/29		1,263	1,255	887	(6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	8.68%	S + 5.00%	04/25/33		3,042	3,005	3,004	(6)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	8.73%	S + 5.00%	04/25/33		902	891	896	(6)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%	04/25/33		481	(6)	(6)	(6) (9)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30		49,253	48,989	48,760	(6) (7)
Diligent Corporation	Professional Services	12.09%	S + 8.42% (Incl. 3.42% PIK)	08/02/30		8,443	8,398	8,359	(6) (7)
Diligent Corporation	Professional Services	8.65%	S + 5.00%	08/02/30		7,450	2,906	2,868	(6) (7) (9)
Engage2Excel, Inc.	Professional Services	10.99%	S + 7.25%	07/02/29		815	807	795	(6) (7)
Engage2Excel, Inc.	Professional Services	11.57%	S + 7.25%	07/02/29		75	52	51	(6) (7) (9)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28		47,432	47,120	43,637	(6) (7)
iCIMS, Inc.	Professional Services	9.41%	S + 5.75%	08/18/28		4,199	1,190	882	(6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.51%	S + 5.75%	11/30/28		16,750	16,621	16,666	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.51%	S + 5.75%	11/30/28		16,477	16,355	16,394	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/28		2,992	1,572	1,581	(6) (7) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29		18,047	15,642	857	(6) (7) (10) (11)
Pluralsight, Inc.	Professional Services	8.14%	S + 4.50% (Incl. 1.50% PIK)	08/22/29		9,852	9,788	9,064	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29		6,046	—	(484)	(6) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.14%	S + 4.50% (Incl. 1.50% PIK)	08/22/29		4,926	4,926	4,532	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29		2,418	—	(193)	(6) (7) (9) (10)
Westwood Professional Services Inc.	Professional Services	8.48%	S + 4.75%	09/19/31		11,621	11,535	11,563	(6) (7)
Westwood Professional Services Inc.	Professional Services	8.48%	S + 4.75%	09/19/31		2,842	1,491	1,493	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Westwood Professional Services Inc.	Professional Services		S + 4.75%	09/19/31	$1,479	$(11)	$(7)	(6) (7) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.33%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	38,097	37,924	34,669	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.50%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	12,331	12,288	11,221	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.33%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,686	11,647	10,634	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	8.48%	S + 4.75%	02/10/28	33,738	33,714	32,894	(6)
MRI Software LLC	Real Estate Mgmt. & Development	8.48%	S + 4.75%	02/10/28	1,824	1,003	963	(6) (9)
MRI Software LLC	Real Estate Mgmt. & Development	8.48%	S + 4.75%	02/10/28	273	67	61	(6) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	74,941	74,941	74,191	(6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.16%	S + 6.50%	07/01/27	7,987	3,423	3,343	(6) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	6,106	6,065	6,045	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.54%	S + 6.00%	09/10/27	2,837	2,821	2,582	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	09/10/27	1,220	(6)	(110)	(6) (7) (9)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	2,301	2,276	2,266	(6) (7)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	2,237	2,213	2,204	(6) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	439	(4)	(7)	(6) (7) (9)
Acquia, Inc.	Software	9.83%	S + 6.00%	10/30/26	42,164	42,082	41,110	(6) (7)
Acquia, Inc.	Software	9.83%	S + 6.00%	10/30/26	10,554	10,533	10,290	(6) (7)
Acquia, Inc.	Software	9.82%	S + 6.00%	10/30/26	3,268	3,264	3,186	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.14%	S + 4.50%	08/29/31	7,167	7,110	7,024	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.11%	S + 4.50%	08/29/31	1,433	316	294	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	896	(7)	(18)	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.93%	S + 7.00%	12/31/26	39,210	39,129	38,132	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.93%	S + 8.00%	12/31/26	13,403	13,392	13,225	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.93%	S + 8.00%	12/31/26	12,500	12,500	12,344	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.93%	S + 8.00%	12/31/26	6,600	6,600	6,517	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.93%	S + 7.00%	12/31/26	4,570	3,648	3,530	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.93%	S + 8.00%	12/31/26	2,339	2,339	2,310	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	2,868	2,821	2,839	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	188	187	186	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	8.73%	S + 5.00%	07/01/30	182	179	180	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	7.88%	S + 4.15%	07/28/31	10,567	10,484	10,408	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(9)	(39)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(9)	(19)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(9)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.73%	S + 5.00%	07/14/31	600	595	586	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.73%	S + 5.00%	07/14/31	286	283	279	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	8.23%	S + 4.50%	07/14/31	148	147	145	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 5.00%	07/14/31		$114	$(1)	$(3)	(6) (7) (8) (9)
Clearwater Analytics, LLC	Software	8.15%	S + 4.50%	06/27/33		57,447	57,160	57,160	(6)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33		10,638	(27)	(27)	(6) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33		4,486	(22)	(22)	(6) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33		2,429	(12)	(12)	(6) (9)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26		5,040	5,027	4,989	(6) (7)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26		656	654	650	(6) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26		393	(1)	(4)	(6) (7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	10.41%	S + 6.75%	11/08/30		3,631	3,566	3,449	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(6)	(18)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software	8.14%	S + 4.50%	12/20/32		3,859	3,846	3,801	(6) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		806	(1)	(12)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software	8.15%	S + 4.50%	12/20/32		335	11	7	(6) (7) (9)
Gainsight, Inc.	Software	9.48%	S + 5.50%	07/30/27		29,079	28,976	28,788	(6) (7)
Gainsight, Inc.	Software		S + 5.50%	07/30/27		5,708	(18)	(57)	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.41%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		11,979	11,897	11,919	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.91%	S + 5.00% (Incl. 2.00% PIK)	01/17/31		2,658	2,642	2,592	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	P + 4.25%	01/17/31		1,645	121	119	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		133	(2)	(3)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software	8.14%	S + 4.50%	03/12/32		796	789	784	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		104	—	(2)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		79	(1)	(1)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software	7.98%	S + 4.25%	09/27/32		27,938	27,752	27,379	(6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/27/32		4,493	(22)	(90)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software	7.99%	S + 4.25%	09/26/31		3,164	454	411	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31		1,424	(9)	(28)	(6) (7) (9)
ML Holdco, LLC (dba MeridianLink)	Software	7.91%	S + 4.25%	10/25/32		12,786	12,727	12,594	(6) (7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.25%	10/25/32		3,326	(7)	(50)	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31		25,187	24,992	24,872	(6) (7)
NC Topco, LLC (dba NContracts)	Software	8.17%	S + 4.50%	09/02/31		7,221	7,160	7,131	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31		2,889	(21)	(36)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	9.07%	N + 4.75%	05/03/29	NOK	53,835	5,037	5,384	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		31,667	31,667	31,350	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		21,786	21,728	21,568	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		7,214	7,214	7,142	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		5,100	5,086	5,049	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.75%	05/03/29		4,836	(12)	(48)	(6) (7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	SN + 4.75%	05/03/29	GBP	2,456	$3,122	$3,226	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.45%	S + 4.75%	05/03/29		661	661	654	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.46%	S + 4.75%	05/03/29		529	479	473	(6) (7) (8) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.69%	S + 5.05% (Incl. 2.68% PIK)	04/01/33		3,132	3,109	3,108	(6)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33		1,333	(5)	(5)	(6) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33		556	(4)	(4)	(6) (9)
Runway Bidco, LLC (dba Redwood Software)	Software	8.23%	S + 4.50%	12/17/31		12,044	11,944	11,924	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31		3,030	(12)	(30)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31		1,515	(12)	(15)	(6) (7) (9)
Singlewire Software, LLC	Software	8.48%	S + 4.75%	05/10/30		1,878	1,861	1,859	(6) (7)
Singlewire Software, LLC	Software	8.48%	S + 4.75%	05/10/30		684	669	677	(6) (7)
Singlewire Software, LLC	Software	10.50%	P + 3.75%	05/10/30		252	13	14	(6) (7) (9)
Smarsh, Inc.	Software	8.48%	S + 4.75%	02/16/29		35,000	34,768	34,300	(6) (7)
Smarsh, Inc.	Software	8.39%	S + 4.75%	02/16/29		5,000	2,839	2,767	(6) (7) (9)
Smarsh, Inc.	Software		S + 4.75%	02/16/29		3,333	(8)	(67)	(6) (7) (9)
Smarsh, Inc.	Software	8.48%	S + 4.75%	02/16/29		3,333	716	673	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29		52,422	52,004	51,767	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29		12,085	12,025	11,934	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29		8,744	482	429	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29		1,315	1,313	1,299	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software	8.23%	S + 4.50%	01/30/32		16,054	15,919	15,813	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software		S + 4.50%	01/30/32		6,757	(27)	(101)	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	8.23%	S + 4.50%	01/30/32		2,027	322	307	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.65%	S + 4.75%	12/05/31		17,914	17,644	17,645	(6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.49%	S + 4.75%	12/05/31		3,946	1,003	999	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31		252	(3)	(4)	(6) (7) (9)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30		16,183	15,906	16,183	(6)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30		9,071	8,911	9,071	(6)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	11.16%	S + 7.50% (Incl. 2.25% PIK)	12/31/29		26,296	26,041	23,732	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	8.91%	S + 5.25%	12/31/29		2,988	1,023	760	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	11.16%	S + 7.50% (Incl. 2.25% PIK)	12/31/29		206	204	186	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.48%	S + 4.75%	04/09/30		34,754	34,712	34,232	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33		12,367	12,249	12,244	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33		2,173	1,502	1,498	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33		2,088	(20)	(21)	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33		522	(5)	(5)	(6) (7) (9)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32		10,548	10,451	10,416	(6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32		3,810	889	863	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Initial Acquisition Date	Maturity	Par(5)	Cost	Fair Value	Footnotes
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%		12/06/32	$1,429	$(13)	$(18)	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.06%	S + 5.25%		03/31/27	3,922	2,529	2,510	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	3,912	3,895	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	3,912	3,895	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	2,445	2,434	2,421	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%		03/31/27	490	(2)	(5)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt							2,901,630	2,790,142
1st Lien/Last-Out Unitranche - 9.7%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$17,974	$14,791	$7,234	(6) (7) (11) (14)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%		07/07/28	19,504	19,290	19,260	(6) (7) (14)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%		07/07/28	12,678	11,604	11,446	(6) (7) (9) (14)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%		07/07/28	4,720	4,678	4,661	(6) (7) (14)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.89%	S + 6.25%		12/07/28	6,255	6,221	6,224	(6) (7) (14)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	9.89%	S + 6.25%		12/07/28	3,745	3,725	3,726	(6) (7) (14)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.69%	S + 5.00%		06/02/31	570	563	563	(6) (14)
Everest Portfolio Company, LLC	Wireless Telecommunication Services		S + 5.00%		06/02/31	430	(5)	(5)	(6) (9) (14)
K2 Towers III, LLC	Wireless Telecommunication Services	8.34%	S + 4.67%		12/06/28	52,609	45,332	45,089	(6) (7) (9) (14)
Octagon Towers LLC	Wireless Telecommunication Services	8.72%	S + 4.98%		09/04/28	11,658	9,607	9,549	(6) (7) (9) (14)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.67%	S + 5.03%		12/22/28	10,181	10,133	10,130	(6) (7) (14)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.67%	S + 5.03%		12/22/28	8,339	1,688	1,697	(6) (7) (9) (14)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.39%	S + 4.75%		02/01/29	9,428	9,373	9,380	(6) (7) (14)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.39%	S + 4.75%		02/01/29	5,573	3,199	3,201	(6) (7) (9) (14)
Total 1st Lien/Last-Out Unitranche							140,199	132,155
2nd Lien/Senior Secured Debt - 4.1%
MPI Engineered Technologies, LLC	Automobile Components		S + 17.00% PIK	01/15/20	11/17/25	$24,519	$20,012	$7,355	(7) (11) (12) (15)
Wine.com, LLC	Beverages		S + 12.00% PIK		04/01/28	14,532	14,613	7,731	(6) (7) (11)
Wine.com, LLC	Beverages		S + 12.00% PIK		04/01/28	4,027	3,208	4,795	(6) (7) (9) (11) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00%		11/12/29	16,576	16,101	16,079	(6) (7)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		11/12/29	15,800	13,960	14,220	(6) (7) (11)
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	16,360	—	—	(6) (7) (17)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,621	4,216	1,138	(6) (7) (17)
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services	8.89%	S + 5.25%		05/01/34	3,838	3,800	3,800	(6)
Total 2nd Lien/Senior Secured Debt							75,910	55,118
Unsecured Debt - 0.6%
Wine.com, Inc.	Beverages		S + 15.00% PIK		04/01/28	$45,676	$—	$—	(6) (7) (11) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK		04/01/28	26,345	6,488	—	(6) (7) (11) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK		04/01/28	16,021	15,229	—	(6) (7) (11)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	13.88%	S + 10.00% PIK		06/01/27	1,470	1,442	1,394	(7)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	8,247	7,072	7,175	(7) (15) (17)
Total Unsecured Debt							30,231	8,569
Total United States							$3,147,970	$2,985,984
Total Debt Investments							$3,322,374	$3,159,173

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Initial Acquisition Date	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 2.6%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels	01/31/14	119,332	$9,237	$49	(8) (15) (17)
Total Common Stock				9,237	49
Total Canada				$9,237	$49
United States - 2.6%
Common Stock - 1.1%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$712	(6) (7) (15) (17)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(6) (7) (10) (15) (17)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	5,396	(6) (7) (10) (15) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	2,042	(6) (7) (15) (17)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,364	(6) (7) (10) (15) (17)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	2,438	(6) (7) (15) (17)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	2,233	(7) (10) (15) (17)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	—	(6) (7) (15) (17)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	345	(7) (15) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(7) (10) (15) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(6) (7) (15) (17)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	789	(6) (7) (15) (17)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	—	(6) (7) (10) (15) (17)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	69	(6) (7) (15) (17)
Total Common Stock				44,307	15,388

Preferred Stock - 1.5%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (7) (15) (17)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (7) (15) (17)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	139	(6) (7) (15) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	01/09/26	107,891	108	110	(6) (7) (15) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(7) (10) (15) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(6) (7) (15) (17) (18)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	202,383	8,698	4,342	(6) (7) (15) (17)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	15,640	(6) (7) (15) (17)
Total Preferred Stock				33,209	20,231
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	333,980	$1,849	$407	(6) (7) (15) (17)
Total Warrants				1,849	407
Total United States				$79,365	$36,026
Total Equity Securities				$88,602	$36,075
Total Investments - 235.3%				$3,410,976	$3,195,248
Investments in Affiliated Money Market Fund - 2.7%
United States - 2.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares			36,226,298	$36,226	$36,226	(19) (20)
Total United States				$36,226	$36,226
Total Investments in Affiliated Money Market Fund				$36,226	$36,226
Total Investments and Investments in Affiliated Money Market Fund - 238.0%				$3,447,202	$3,231,474

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(3)
For Industry subtotal and percentage, see Note 4 "Investments."
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSY ("B") or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2026, 1 month E was 2.20%, 3 month E was 2.32%, 1 month S was 3.65%, 3 month S was 3.73%, 6 month S was 3.85%, 3 month SN was 3.73%, 3 month C was 2.29%, 3 month N was 4.57%, 1 month B was 4.36% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, the aggregate fair value of these non-qualifying assets is $346,284 or 10.5% of the Company’s total assets.
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
(11)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(12)
The Company is in discussions with the portfolio company to extend the maturity date through an amendment.
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
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of June 30, 2026, the aggregate fair value of these securities is $50,605 or 3.7% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $2,361 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2026, the interest rate in effect for the secured borrowing was S + 12% PIK and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies".
(17)
Non-income producing security.
(18)
Share amount rounds to less than 1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of June 30, 2026 is 3.53%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	GBP 2,161	USD 2,865	07/15/26	$1
Bank of America, N.A.	USD 2,929	GBP 2,161	07/15/26	63
Bank of America, N.A.	USD 2,865	GBP 2,161	10/15/26	(2)
Total Foreign Currency Forward Contracts				$62

Interest Rate Swaps

Counterparty	Hedged Item	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	2027 Notes	6.375%	S + 2.799%	Semiannual	03/11/27	$400,000	$(1,161)	$—	$(1,161)
BNP Paribas	2029 Notes	5.100%	S + 1.598%	Semiannual	12/28/28	400,000	(4,933)	—	(4,933)
Bank of America, N.A.	2030 Notes	5.650%	S + 2.360%	Semiannual	08/09/30	400,000	(10,356)	—	(10,356)
Total Interest Rate Swaps						$1,200,000	$(16,450)	$—	$(16,450)

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

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Initial Acquisition Date	Maturity	Par(6)	Cost	Fair Value	Footnotes
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	$3,922	$1,835	$1,824	(7) (8) (10)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	3,912	3,883	3,873	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	3,912	3,883	3,873	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%		03/31/27	2,445	2,427	2,421	(7) (8)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%		03/31/27	490	(4)	(5)	(7) (8) (10)
Total 1st Lien/Senior Secured Debt							2,919,435	2,857,787
1st Lien/Last-Out Unitranche - 9.5%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$17,149	$14,834	$11,833	(7) (8) (12) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	19,504	19,244	19,309	(7) (8) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	12,678	8,982	8,856	(7) (8) (10) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	4,720	4,669	4,673	(7) (8) (15)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.09%	S + 6.25%		12/07/28	6,255	6,215	6,224	(7) (8) (15)
EIP Consolidated, LLC (dba Everest Infrastructure)	Wireless Telecommunication Services	10.08%	S + 6.25%		12/07/28	3,745	3,555	3,559	(7) (8) (10) (15)
K2 Towers III, LLC	Wireless Telecommunication Services	8.37%	S + 4.67%		12/06/28	52,609	43,681	43,666	(7) (10) (15)
Octagon Towers LLC	Wireless Telecommunication Services	8.68%	S + 4.98%		09/04/28	11,658	9,607	9,607	(7) (10) (15)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%		12/22/28	10,181	10,124	10,130	(7) (8) (15)
Skyway Towers Intermediate LLC	Wireless Telecommunication Services	8.74%	S + 5.03%		12/22/28	8,339	651	670	(7) (8) (10) (15)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%		02/01/29	9,428	9,363	9,380	(7) (8) (15)
Tarpon Towers II LLC	Wireless Telecommunication Services	8.30%	S + 4.58%		02/01/29	5,573	2,724	2,732	(7) (8) (10) (15)
Towerco IV Holdings, LLC	Wireless Telecommunication Services	7.58%	S + 3.75%		08/31/28	5,000	4,499	4,517	(7) (8) (10) (15)
Total 1st Lien/Last-Out Unitranche							138,148	135,156
2nd Lien/Senior Secured Debt - 3.4%
MPI Engineered Technologies, LLC	Automobile Components		S + 12.00% (Incl. 6.00% PIK)	01/15/20	11/17/25	$23,049	$20,011	$9,220	(5) (8) (12) (14)
Wine.com, LLC	Beverages	16.15%	S + 12.00% PIK		04/03/27	13,424	13,663	14,163	(7) (8)
Wine.com, LLC	Beverages	16.15%	S + 12.00% PIK		04/03/27	3,779	3,009	6,807	(7) (8) (10) (16)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products				11/11/27	15,511	—	—	(7) (8) (17)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products		10.00% PIK		05/11/27	12,150	9,714	14,914	(7) (8) (12)
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	16,360	—	—	(7) (8) (17)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,621	4,216	2,810	(7) (8) (17)
Total 2nd Lien/Senior Secured Debt							50,613	47,914
Unsecured Debt - 0.6%
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	$41,599	$—	$—	(5) (7) (8) (12) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	23,994	6,488	—	(5) (7) (8) (12) (16)
Wine.com, Inc.	Beverages		S + 15.00% PIK	11/03/23	04/03/27	14,591	15,230	—	(5) (7) (8) (12)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	13.82%	S + 10.00% PIK	05/31/23	05/31/26	1,373	813	1,301	(5) (8)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	8,247	7,072	7,175	(5) (8) (17)
Total Unsecured Debt							29,603	8,476
Total United States							$3,137,799	$3,049,333
Total Debt Investments							$3,306,672	$3,220,334

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except share and per share amounts)

Investment(1)(2)	Industry(3)	Initial Acquisition Date	Shares(6)	Cost	Fair Value	Footnotes
Equity Securities - 2.9%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels	01/31/14	3,579,988	$9,237	$52	(5) (9) (17)
Total Common Stock				9,237	52
Total Canada				$9,237	$52
United States - 2.9%
Common Stock - 1.0%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$573	(5) (7) (8) (17)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(5) (7) (8) (11) (17)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	5,396	(5) (7) (8) (11) (17)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	1,228	(5) (7) (8) (11) (17)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,579	(5) (7) (8) (11) (17)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	1,951	(5) (7) (8) (17)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	2,728	(5) (8) (11) (17)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	—	(5) (7) (8) (17)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	338	(5) (8) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(5) (8) (11) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(5) (7) (8) (11) (17)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	798	(5) (7) (8) (17)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	—	(5) (7) (8) (11) (17)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	71	(5) (7) (8) (17)
Total Common Stock				44,307	14,662

Preferred Stock - 1.9%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(5) (7) (8) (17)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(5) (7) (8) (17)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	127	(5) (7) (8) (17)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(5) (8) (11) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(5) (7) (8) (11) (17) (18)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	202,383	8,698	8,682	(5) (7) (8) (17)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	17,617	(5) (7) (8) (17)
Total Preferred Stock				33,101	26,426
Warrants - 0.0%
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	2,812	$—	$—	(5) (7) (8) (17)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	05/29/20	294	—	—	(5) (7) (8) (17)
KDOR Holdings Inc. (dba Senneca Holdings)	Building Products	06/22/20	59	—	—	(5) (7) (8) (17)
CloudBees, Inc.	Software	11/24/21	333,980	1,849	247	(5) (7) (8) (17)
Total Warrants				1,849	247
Total United States				$79,257	$41,335
Total Equity Securities				$88,494	$41,387
Total Investments - 229.2%				$3,395,166	$3,261,721
Investments in Affiliated Money Market Fund - 2.5%
United States - 2.5%
Goldman Sachs Financial Square Government Fund - Institutional Shares			35,724,048	$35,724	$35,724	(19) (20)
Total United States				$35,724	$35,724
Total Investments in Affiliated Money Market Fund				$35,724	$35,724
Total Investments and Investments in Affiliated Money Market Fund - 231.7%				$3,430,890	$3,297,445

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
(14)
The Company is in discussions with the portfolio company to extend the maturity date through an amendment.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 26, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Prepayment premiums	$97	$513	$253	$655
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,851	$3,371	$3,642	$5,086

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

At times, Goldman Sachs, GSAM or their affiliates earn fees for transaction services provided to portfolio companies that are non-recurring and non-refundable. For certain transactions, where the Company participates as a co-lender, Goldman Sachs, GSAM or their affiliates may share a portion of the fees with the Company. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Co-Investment Activity.” The fees are capitalized into the loan balance and recognized over the life of the loan when deemed yield enhancing, otherwise, they are recorded as “Other Income” when earned. For the three and six months ended June 30, 2026, Goldman Sachs, GSAM or their affiliates shared a portion of fees with the Company in the amount of $809 and $809 which are included in Other Income in the Consolidated Statements of Operations. No portions of such amounts were capitalized into a loan balance and recognized over the life of the loan. For the three and six months ended June 30, 2025, no such fees were shared with the Company.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation on the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired is amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and six months ended June 30, 2026 was $663 and $754. Amortization income of the Purchase Discount for the three and six months ended June 30, 2025 was $1,001 and $1,806. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had certain investments held in 10 portfolio companies on non-accrual status, which represented 5.0% and 2.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 2.8% and 1.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of June 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $14,430 and $43,211. Foreign currency of $5 and $4,896 (acquisition costs of $5 and $4,817) is included in cash as of June 30, 2026 and December 31, 2025.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Additionally, the Company enters into interest rate swaps to more closely align the interest rates of some of the Company’s fixed rate liabilities with its investment portfolio, which predominately consists of floating rate loans. The Company designated these interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting. Gains and losses on these interest rate swaps are included in Interest and other debt expenses in the Consolidated Statements of Operations and changes in the fair value of the hedged liabilities attributable to the risk being hedged (i.e. interest rate risk) are reported as an adjustment to the carrying value of the liabilities in the Consolidated Statements of Assets and Liabilities and also included in Interest and other debt expenses in the Consolidated Statements of Operations. See Note 6 “Debt” and Note 7 “Derivatives” for further information about such fair value hedge accounting relationships.

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2026, the Company accrued excise taxes of $844 and $1,826. As of June 30, 2026, $2,047 of accrued excise taxes remained payable. For the three and six months ended June 30, 2025, the Company accrued excise taxes of $906 and $2,213.

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

For the three and six months ended June 30, 2026, Management Fees amounted to $8,182 and $16,445. As of June 30, 2026, $8,182 remained payable. For the three and six months ended June 30, 2025, Management Fees amounted to $8,408 and $17,089.

Incentive Fee

The incentive fee (the “Incentive Fee”) consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. The Incentive Fee is calculated as follows:

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

For the three and six months ended June 30, 2026, Incentive Fees based on income amounted to $0 and $12,438. As of June 30, 2026, $0 remained payable. For the three and six months ended June 30, 2025, Incentive Fees based on income amounted to $8,526 and $15,330.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $490 and $995. As of June 30, 2026, $839 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $522 and $1,047.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $7 and $13. As of June 30, 2026, $7 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $7 and $14.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Affiliates

GS Group Inc., together with certain of its subsidiaries, owned 5.8% of the outstanding shares of the Company’s common stock as of June 30, 2026 and December 31, 2025. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Six Months Ended June 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$35,724	$471,372	$(470,870)	$—	$—	$36,226	$329
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,574	—	(12,633)	—	1,059	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	2,728	—	—	—	(495)	2,233	—
MedeAnalytics Group Holdings, LLC	158	—	(142)	—	(16)	—	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	23,184	84	(91)	—	(299)	22,878	1,195
Thrasio Holdings, Inc.	18,908	4,607	(19,345)	—	(184)	3,986	5,812
SDB HOLDCO, LLC (dba Specialty Dental Brands)	602	5	—	—	(172)	435	11
Pluralsight, Inc.	27,494	141	(73)	—	(13,786)	13,776	639
Total Non-Controlled Affiliates	$125,768	$476,209	$(503,154)	$—	$(13,893)	$84,930	$7,986

For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$25,238	$1,280,435	$(1,269,949)	$—	$—	$35,724	$785
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,551	1,595	(543)	—	(1,029)	11,574	1,135
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	(6,355)	6,355	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,015	—	(1,502)	—	(2,785)	2,728	177
Kawa Solar Holdings Limited	741	—	(614)	(4,567)	4,440	—	—
MedeAnalytics Group Holdings, LLC	156	—	—	—	2	158	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	21,130	4,262	(1,892)	—	(316)	23,184	2,458
Thrasio Holdings, Inc.	17,738	901	—	—	269	18,908	770
SDB HOLDCO, LLC (dba Specialty Dental Brands)	814	51	(1)	—	(262)	602	63
Pluralsight, Inc.	42,214	1,812	(73)	—	(16,459)	27,494	2,932
Total Non-Controlled Affiliates	$131,993	$1,289,056	$(1,274,574)	$(33,824)	$13,117	$125,768	$8,320

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2026 and December 31, 2025, there were $2,460 and $2,213 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$3,076,034	$2,963,331	$3,088,308	$3,028,788
1st Lien/Last-Out Unitranche	140,199	132,155	138,148	135,156
2nd Lien/Senior Secured Debt	75,910	55,118	50,613	47,914
Unsecured Debt	30,231	8,569	29,603	8,476
Preferred Stock	33,209	20,231	33,101	26,426
Common Stock	53,544	15,437	53,544	14,714
Warrants	1,849	407	1,849	247
Total	$3,410,976	$3,195,248	$3,395,166	$3,261,721

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2026			December 31, 2025
Industry	Fair Value		Net Assets	Fair Value		Net Assets
Software	19.6%		46.0%	17.6%		40.2%
Health Care Technology	8.6		20.3	8.4		19.3
Financial Services	7.8		18.2	7.7		17.6
Health Care Providers & Services	7.7		18.1	8.8		20.2
Commercial Services & Supplies	7.6		17.7	7.4		16.9
Diversified Consumer Services	7.1		16.7	6.1		14.0
Professional Services	6.4		14.9	6.8		15.6
Real Estate Mgmt. & Development	5.4		12.8	5.3		12.0
IT Services	4.5		10.5	4.4		10.2
Trading Companies & Distributors	3.4		8.0	3.2		7.3
Wireless Telecommunication Services	3.3		7.8	3.1		7.2
Health Care Equipment & Supplies	2.9		6.9	2.9		6.7
Machinery	1.8		4.1	1.6		3.7
Entertainment	1.7		4.0	1.9		4.3
Containers & Packaging	1.7		4.0	1.7		3.8
Food Products	1.2		2.8	1.0		2.4
Oil, Gas & Consumable Fuels	1.2		2.7	1.1		2.6
Construction & Engineering	1.0		2.4	1.0		2.3
Building Products	0.9		2.2	0.5		1.0
Chemicals	0.8		2.0	1.0		2.3
Interactive Media & Services	0.7		1.7	0.8		1.9
Aerospace & Defense	0.7		1.6	0.7		1.5
Textiles, Apparel & Luxury Goods	0.6		1.4	0.7		1.7
Air Freight & Logistics	0.6		1.4	0.4		0.9
Hotels, Restaurants & Leisure	0.5		1.2	0.5		1.2
Pharmaceuticals	0.5		1.1	0.5		1.2
Media	0.4		1.0	0.3		0.7
Beverages	0.4		0.9	0.6		1.5
Automobile Components	0.2		0.5	0.3		0.6
Energy Equipment & Services	0.2		0.4	0.2		0.4
Capital Markets	0.2		0.4	0.2		0.4
Leisure Products	0.1		0.3	0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3	0.1		0.3
Broadline Retail	0.1		0.3	0.6		1.3
Insurance	0.1		0.3	—	(1)	0.1
Electrical Equipment	—	(1)	0.1	—	(1)	—	(1)
Communications Equipment	—	(1)	0.1	0.1		0.1
Independent Power and Renewable Electricity Producers	—	(1)	0.1	1.6		3.7
Household Products	—	(1)	0.1	—	(1)	0.1
Specialty Retail	—		—	0.8		1.7
Total	100.0%		235.3%	100.0%		229.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2026	December 31, 2025
United States	94.6%	94.8%
Canada	3.3	3.2
United Kingdom	1.5	1.5
India	0.6	0.5
Total	100.0%	100.0%

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$19,870	$2,943,461	$2,963,331	$—	$54,142	$2,974,646	$3,028,788
1st Lien/Last-Out Unitranche	—	—	132,155	132,155	—	—	135,156	135,156
2nd Lien/Senior Secured Debt	—	—	55,118	55,118	—	—	47,914	47,914
Unsecured Debt	—	—	8,569	8,569	—	—	8,476	8,476
Preferred Stock	—	—	20,231	20,231	—	—	26,426	26,426
Common Stock	49	—	15,388	15,437	52	—	14,662	14,714
Warrants	—	—	407	407	—	—	247	247
Affiliated Money Market Fund	36,226	—	—	36,226	35,724	—	—	35,724
Unrealized appreciation on interest rate swaps	—	—	—	—	—	607	—	607
Unrealized appreciation on foreign currency forward contracts	—	64	—	64	—	—	—	—
Total Assets	$36,275	$19,934	$3,175,329	$3,231,538	$35,776	$54,749	$3,207,527	$3,298,052
Liabilities
Unrealized depreciation on interest rate swaps	$—	$(16,450)	$—	$(16,450)	$—	$(3,570)	$—	$(3,570)
Unrealized depreciation on foreign currency forward contracts	—	(2)	—	(2)	—	(252)	—	(252)
Total Liabilities	$—	$(16,452)	$—	$(16,452)	$—	$(3,822)	$—	$(3,822)

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,683,536	Discounted cash flows	Discount Rate	7.6% - 27.7%	11.3%
	$122,605	Comparable multiples	EV/EBITDA(6)	5.3x - 10.0x	8.5x
	$978	Comparable multiples	EV/Revenue	0.2x - 0.8x	0.7x
1st Lien/Last-Out Unitranche	$124,363	Discounted cash flows	Discount Rate	8.7% - 12.0%	9.9%
	$7,234	Comparable multiples	EV/EBITDA(6)	—	8.8x
2nd Lien/Senior Secured Debt	$32,952	Discounted cash flows	Discount Rate	9.3% - 13.2%	11.8%
	$6,287	Comparable multiples	EV/EBITDA(6)	4.0x - 8.9x	4.9x
	$9,873	Comparable multiples	EV/Revenue	—	0.3x
	$2,207	Collateral analysis	Recovery Rate	—	36.4%
Unsecured Debt	$8,569	Discounted cash flows	Discount Rate	18.4% - 20.1%	18.7%
Equity
Preferred Stock	$4,342	Discounted cash flows	Discount Rate	—	38.6%
	$249	Comparable multiples	EV/EBITDA(6)	11.6x - 12.5x	12.1x
	$15,640	Comparable multiples	EV/Revenue	—	3.0x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	27.4%
	$9,203	Comparable multiples	EV/EBITDA(6)	2.6x - 12.5x	9.0x
	$789	Comparable multiples	EV/Revenue	—	6.8x
Warrants	$407	Comparable multiples	EV/Revenue	—	3.0x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,637,872	Discounted cash flows	Discount Rate	7.9% - 21.4%	10.5%
	$13,278	Collateral analysis	Recovery Rate	—	75.3%
	$66,612	Comparable multiples	EV/EBITDA(6)	4.8x - 10.0x	7.2x
	$158	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$70,050	Discounted cash flows	Discount Rate	8.1% - 11.3%	9.9%
	$11,833	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$20,970	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$26,944	Comparable multiples	EV/EBITDA(6)	3.7x - 9.0x	6.9x
Unsecured Debt	$8,476	Discounted cash flows	Discount Rate	14.7% - 26.7%	16.5%
Equity
Preferred Stock	$8,682	Discounted cash flows	Discount Rate	—	20.6%
	$127	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$17,617	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	28.5%
	$8,468	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	7.5x
	$798	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$247	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of June 30, 2026, included within the fair value of Level 3 assets of $3,175,329 is an amount of $140,700 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $2,849,420 or 90.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(6)
Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2026
1st Lien/Senior Secured Debt	$2,974,646	$239,414	$(174)	$(53,176)	$(258,087)	$6,827	$34,011	$—	$2,943,461	$(57,871)
1st Lien/Last-Out Unitranche	135,156	6,550	—	(5,051)	(4,646)	146	—	—	132,155	(5,034)
2nd Lien/Senior Secured Debt	47,914	34,926	21,504	(18,093)	(31,548)	415	—	—	55,118	(12,893)
Unsecured Debt	8,476	1,549	—	(536)	(1,346)	426	—	—	8,569	(536)
Preferred Stock	26,426	108	—	(6,303)	—	—	—	—	20,231	(6,303)
Common Stock	14,662	—	—	726	—	—	—	—	15,388	726
Warrants	247	—	—	160	—	—	—	—	407	160
Total Assets	$3,207,527	$282,547	$21,330	$(82,273)	$(295,627)	$7,814	$34,011	$—	$3,175,329	$(81,751)
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$3,136,683	$365,336	$(94,768)	$78,152	$(588,881)	$10,421	$18,015	$—	$2,924,958	$(6,586)
1st Lien/Last-Out Unitranche	165,905	19,162	—	2,181	(371)	459	—	—	187,336	2,182
2nd Lien/Senior Secured Debt	46,786	1,819	(9,031)	9,865	—	(80)	—	—	49,359	835
Unsecured Debt	16,790	109	(1,055)	1,553	(9,366)	250	—	—	8,281	432
Preferred Stock	31,246	8,698	(778)	2,064	—	—	—	—	41,230	1,286
Common Stock	34,166	6,393	(20,059)	12,876	—	—	—	—	33,376	(7,183)
Warrants	421	—	—	(23)	—	—	—	—	398	(23)
Total Assets	$3,431,997	$401,517	$(125,691)	$106,668	$(598,618)	$11,050	$18,015	$—	$3,244,938	$(9,057)
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	June 30, 2026	December 31, 2025
Revolving Credit Facility	3	$679,641	$585,750
2026 Notes	2	$—	$499,700
2027 Notes	2	$405,320	$409,080
2029 Notes	2	$390,880	$—
2030 Notes	2	$393,400	$402,240

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 172% and 175%.

The Company’s outstanding debt was as follows:

	As of
	June 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,475,000	$795,613	$679,641	$1,695,000	$1,109,997	$585,750
2026 Notes	—	—	—	500,000	—	499,921
2027 Notes	400,000	—	396,874	400,000	—	397,333
2029 Notes	400,000	—	388,565	—	—	—
2030 Notes	400,000	—	385,228	400,000	—	391,616
Total Debt	$2,675,000	$795,613	$1,850,308	$2,995,000	$1,109,997	$1,874,620

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $583,674, in EUR of EUR 13,700, in GBP of GBP 17,450, in CAD of CAD 57,020 and in AUD of AUD 24,500. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $489,674, in EUR of EUR 13,700, in GBP of GBP 18,950, in CAD of CAD 52,270 and in AUD of AUD 24,500.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 was 5.77% and for the year ended December 31, 2025 was 5.36%. The combined average debt of the aggregate borrowings outstanding for the six months ended June 30, 2026 was $1,882,869 and for the year ended December 31, 2025 was $1,860,251.

In connection with each of the 2027 Notes, 2029 Notes, and 2030 Notes (as defined below), the Company has entered into separate interest rate swaps to more closely align the interest rates of the Company's fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to these interest rate swaps are settled semi-annually. The Company designated each interest rate swap and the respective notes in a qualifying fair value hedging relationship for which it applies hedge accounting. The carrying values of each of the 2027 Notes, 2029 Notes, and 2030 Notes are inclusive of adjustments for the changes in fair value of these notes attributable to the interest rate risk being hedged.

Revolving Credit Facility

On September 19, 2013, the Company entered into a senior secured revolving credit agreement (as amended, the “Revolving Credit Facility”) with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent under the Revolving Credit Facility. The Company has amended and restated the Revolving Credit Facility on numerous occasions between October 3, 2014 and May 5, 2026.

The aggregate committed borrowing amount under the Revolving Credit Facility is $1,475,000. The Revolving Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity of the Revolving Credit Facility to up to $2,542,500.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Borrowings denominated in USD, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either (i) Term SOFR plus a margin of either 1.775% or 1.65% (subject to certain gross borrowing base conditions) or (ii) an alternative base rate, which is the highest of (a) zero, (b) the highest of (i) the Prime Rate in effect on such day, (ii) the Federal Funds Effective Rate for such day plus 1/2 of 1.00% and (iii) the rate per annum equal to (x) the greater of (A) Term SOFR for an interest period of one (1) month and (B) zero plus (y) 1.00%, plus a margin of either 0.775% or 0.65% (subject to certain gross borrowing base conditions). Borrowings denominated in non-USD bear interest of the applicable term benchmark rate or the applicable risk-free rate (the “RFR rate”) plus a margin of either 1.775% or 1.65% (subject to the conditions applicable to borrowings denominated in USD that bear interest based on the applicable term benchmark rate or the applicable RFR rate). With respect to borrowings denominated in USD, the Company may elect either Term SOFR, or an alternative base rate at the time of borrowing, and such borrowings may be converted from one benchmark to another at any time, subject to certain conditions. Interest is payable in arrears on the applicable interest payment date as specified therein. The Company pays a fee of 0.325% per annum on committed but undrawn amounts under the Revolving Credit Facility, payable quarterly in arrears. Amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on May 5, 2031.

The Revolving Credit Facility may be guaranteed by certain of the Company’s domestic subsidiaries, including any that are formed or acquired by the Company in the future. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholder’s equity, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of June 30, 2026, the Company was in compliance with these covenants.

Costs of $41,912 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, the unamortized deferred financing costs were $15,438 and $13,245.

The following table presents summary information regarding the Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$9,013	$13,683	$19,131	$27,693
Facility fees	778	787	1,673	1,539
Amortization of financing costs	802	815	1,610	1,621
Total	$10,593	$15,285	$22,414	$30,853
Weighted average interest rate	5.41%	6.33%	5.48%	6.35%
Average outstanding balance	$668,364	$866,395	$703,863	$879,113

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

As of June 30, 2026 and December 31, 2025, the carrying value of the 2025 Notes were $0.

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$—	$—	$—	$1,463
Amortization of debt issuance costs	—	—	—	155
Total	$—	$—	$—	$1,618

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The following table presents the components of the carrying value of the 2026 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$—	$500,000
Unamortized debt issuance costs	—	(79)
Carrying Value	$—	$499,921

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$—	$3,594	$559	$7,188
Amortization of debt issuance costs	—	477	79	948
Total	$—	$4,071	$638	$8,136

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

The following table presents the components of the carrying value of the 2027 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(1,914)	(3,279)
Cumulative hedging adjustments	(1,212)	612
Carrying Value	$396,874	$397,333

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$6,543	$6,375	$13,054	$12,750
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	479	—	1,768	—
Hedged item	(502)	—	(1,824)	—
Amortization of debt issuance costs	686	685	1,365	1,364
Total	$7,206	$7,060	$14,363	$14,114

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The following table presents the components of the carrying value of the 2029 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(6,488)	—
Cumulative hedging adjustments	(4,947)	—
Carrying Value	$388,565	$—

The following table presents the components of interest and other debt expenses related to the 2029 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,325	$—	$9,013	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	3,536	—	4,933	—
Hedged item	(3,528)	—	(4,947)	—
Amortization of debt issuance costs	626	—	1,059	—
Total	$5,959	$—	$10,058	$—

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

The following table presents the components of the carrying value of the 2030 Notes:

	June 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(4,375)	(4,811)
Cumulative hedging adjustments	(10,397)	(3,573)
Carrying Value	$385,228	$391,616

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$6,094	$—	$12,184	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	4,436	—	6,786	—
Hedged item	(4,457)	—	(6,824)	—
Amortization of debt issuance costs	269	—	522	—
Total	$6,342	$—	$12,668	$—

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The table below presents the average notional amounts, as an indicator for volume, for each derivative type:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign Currency Forward Contracts	$4,357	$2,661	$3,702	$2,661
Interest Rate Swaps	$1,200,000	$—	$1,142,857	$—

The table below presents the gross fair value of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the Consolidated Statements of Assets and Liabilities.

June 30, 2026
	Derivative Assets			Derivative Liabilities
Counterparty	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$64	$—	$64	$(2)	$(11,517)	$(11,519)	$(11,455)	$11,455	$—
BNP Paribas	$—	$—	$—	$—	$(4,933)	$(4,933)	$(4,933)	$4,933	$—

December 31, 2025
	Derivative Assets			Derivative Liabilities
Counterparty	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$—	$607	$607	$(252)	$(3,570)	$(3,822)	$(3,215)	$3,215	$—
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

As the Company does not utilize hedge accounting for foreign currency forward contracts, the effect of transactions in foreign currency forward contracts on the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gain (loss) on foreign currency forward contracts	$(20)	$—	$(273)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	11	(181)	314	(270)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(9)	$(181)	$41	$(270)

Hedging

The Company designated its interest rate swaps as the hedging instrument in a qualifying fair value hedging relationship for which it applies hedge accounting.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate swaps	$(8,451)	$—	$(13,487)	$—
Hedged liabilities	8,487	—	13,595	—

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2026		December 31, 2025
	Carrying Value	Cumulative hedging adjustments	Carrying Value	Cumulative hedging adjustments
Hedged liabilities	$1,170,667	$(16,556)	$788,949	$(2,961)

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$3,140	$3,358
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	4,019	2,063
Accommodations Plus Technologies LLC	439	439
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,913	3,914
AGS Health BCP Holdings, Inc. (dba AGS Health)	15,340	15,340
AGS Health BCP LLC (dba AGS Health)	8,522	8,522
AI Titan Parent, Inc. (dba Prometheus)	2,007	2,007
Airwavz Solutions, Inc.	1,863	2,549
AQ Helios Buyer, Inc. (dba SurePoint)	925	925
AQ Sunshine, Inc. (dba Relation Insurance)	1,196	155
Ark Data Centers, LLC	3,900	4,650
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	1,016	24,285
Aurora Acquireco, Inc. (dba AuditBoard)	114	114
Bayside Opco, LLC (dba Pro-PT)	341	415
BCTO Bluebill Buyer, Inc. (dba Ren)	2,270	2,270
Bells Parent, Inc. (dba Atwell, LLC)	481	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	1,582	1,582
BNI Intermediate Holdings LLC (dba Business Network International)	831	—
BSI3 Menu Buyer, Inc (dba Kydia)	1,038	865
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	1,952	2,532
Burgess Pigment Co.	495	—
Celero Commerce LLC	952	1,099
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	3,140	3,140
Clearwater Analytics, LLC	17,553	74,652
Coding Solutions Acquisition, Inc. (dba CorroHealth)	320	320
Computer Services, Inc.	6,962	6,961
Convenient Payments Acquisition, Inc.	393	393
Coretrust Purchasing Group LLC	113	1,340
Crewline Buyer, Inc. (dba New Relic)	362	363
CST Holding Company (dba Intoxalock)	86	86
CURiO Brands LLC	196	196
Diligent Corporation	4,507	19,285
Eagle Family Foods Group LLC	101	101
Edition Holdings, Inc. (dba Enverus)	1,129	1,705
Edko, LLC	12,669	12,669
Engage2Excel, Inc.	23	23
Envero Midco 2 LLC (dba Sun World)	4,949	—
EnviroSmart, LLC (dba ES Integrated)	2,983	3,603
ESO Solutions, Inc.	1,158	362
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,260	1,260
Experity, Inc.	1,315	1,315

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances(1)
	June 30, 2026	December 31, 2025
Frontgrade Technologies Holdings Inc.	$188	$213
Frontline Road Safety Operations, LLC	612	2,539
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	3,726	9,394
Fullsteam Operations LLC	10,909	11,874
Gainsight, Inc.	5,708	5,708
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	178	196
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,646	1,777
GS AcquisitionCo, Inc. (dba Insightsoftware)	2	2,657
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	1,700	2,180
Hamilton Thorne, Inc.	7,720	7,720
Highfive Dental Holdco, LLC	1,496	1,698
Honor HN Buyer, Inc	10,689	12,452
iCIMS, Inc.	2,981	2,813
Ideal Components Acquisition, LLC (dba Ideal Tridon)	4,056	4,622
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,490	1,490
iWave Information Systems, Inc.	350	394
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	10,496	11,284
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	811	811
KPA Parent Holdings, Inc.	183	191
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	725	760
Lobos Parent, Inc. (dba NEOGOV)	8,606	10,916
Mandrake Bidco, Inc. (dba Miratech)	138	138
ML Holdco, LLC (dba MeridianLink)	3,326	3,326
MRI Software LLC	1,021	1,826
NC Topco, LLC (dba NContracts)	2,889	10,110
NCWS Intermediate, Inc. (dba National Carwash Solutions)	1,936	4,224
Newtek Merchant Solutions, LLC (dba NewtekOne)	936	936
NFM & J, L.P. (dba the Facilities Group)	1,396	1,945
North Star Acquisitionco, LLC (dba Everway)	4,886	13,375
Octane Purchaser, Inc. (dba Office Ally)	1,126	3,941
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	5,208	5,208
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	639	761
Onward AcquireCo, Inc. (dba OneStream)	1,889	—
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	4,399	4,399
Paris US Holdco, Inc. (dba Precinmac)	2,554	5,442
PDDS Holdco, Inc. (dba Planet DDS)	3,038	3,284
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	1,337	1,541
PlanSource Holdings, Inc.	7,823	7,824
Pluralsight, Inc.	8,464	8,464
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	5,776	7,303
Precision Concepts Parent Inc.	1,333	1,476
Project Accelerate Parent, LLC (dba ABC Fitness)	1,875	1,875
Prophix Software Inc. (dba Pound Bidco)	236	710
QBS Parent, Inc. (dba Quorum Software)	2,357	2,197
Recorded Books Inc. (dba RBMedia)	3,664	2,974
Riverpoint Medical, LLC	4,094	4,094
Rocket Bidco, Inc. (dba Recochem)	1,471	2,227
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	5,292	5,546
Rubix Foods, LLC	1,792	1,792
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
SI Swan UK Bidco Limited (dba Sapiens International)	2,619	4,889
Singlewire Software, LLC	235	252
Smarsh, Inc.	8,059	9,733
Sonar Acquisitionco, Inc. (dba SimPRO)	1,132	1,132
Southeast Mechanical, LLC	14,839	14,839
SpecialtyCare, Inc.	865	866
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	178	222

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances(1)
	June 30, 2026	December 31, 2025
SpendMend Holdings LLC	$2,868	$2,869
Splash Car Wash, Inc.	369	202
Spotless Brands, LLC	1,026	1,411
Streamland Media Midco LLC	398	637
Summit Buyer, LLC (dba Classic Collision)	22,891	24,774
Sundance Group Holdings, Inc. (dba NetDocuments)	8,206	19,389
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,698	2,391
Superman Holdings, LLC (dba Foundation Software)	1,471	1,471
Supreme Fitness Group NY Holdings, LLC	2,060	2,060
Sweep Purchaser LLC	3,179	3,633
TEI Intermediate LLC (dba Triumvirate Environmental)	4,092	7,355
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	3,263	17,023
Tropical Bidco, LLC (dba Tropical Cheese)	1,674	1,674
Trystar, LLC	430	752
UFT Buyer LLC (dba United Flow Technologies)	4,329	5,239
US Signal Company, LLC	1,052	1,579
USA DeBusk, LLC	542	3,434
Valet Waste Holdings, Inc. (dba Valet Living)	94	2,797
Vamos Bidco, Inc. (dba VIP)	8,446	8,784
VASA Fitness Buyer, Inc.	253	1,527
VisionSafe Holdings, Inc.	1,219	1,219
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	2,617	337
Wellness AcquisitionCo, Inc. (dba SPINS)	439	439
Westwood Professional Services Inc.	2,814	3,366
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	3,855	3,855
Xactly Corporation	3,874	3,874
Zarya HoldCo, Inc. (dba Eptura)	4,564	7,987
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	5,445	6,062
Zeus Company LLC	2,855	5,709
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	—	5,471
Circustrix Holdings, LLC (dba SkyZone)	—	161
Elemica Parent, Inc.	—	62
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	—	1,380
Kene Acquisition, Inc. (dba Entrust)	—	897
Onyx CenterSource, Inc.	—	70
PT Intermediate Holdings III, LLC (dba Parts Town)	—	2,601
USN Opco LLC (dba Global Nephrology Solutions)	—	3,023
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	—	3
Volt Bidco, Inc. (dba Power Factors)	—	3,960
Total 1st Lien/Senior Secured Debt	$411,723	$609,946

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,074	$3,696
Everest Portfolio Company, LLC	430	—
K2 Towers III, LLC	7,257	8,904
Octagon Towers LLC	2,051	2,051
Skyway Towers Intermediate LLC	6,600	7,628
Tarpon Towers II LLC	2,344	2,813
EIP Consolidated, LLC (dba Everest Infrastructure)	—	167
Towerco IV Holdings, LLC	—	458
Total 1st Lien/Last-Out Unitranche	$19,756	$25,717
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$770
Total 2nd Lien/Senior Secured Debt	$770	$770
Total	$432,249	$636,433

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company may itself commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of June 30, 2026 and December 31, 2025, the Company has committed to fund letters of credit of $5,478 on behalf of the Accounts.

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

During the three and six months ended June 30, 2026, there was no equity distribution agreement in effect.

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

During the three and six months ended June 30, 2025, the Company did not issue or sell any shares of common stock through ATM offerings.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Six Months Ended June 30, 2026
February 25, 2026 (Supplemental)	March 9, 2026	March 20, 2026	$0.03	15,967	*
February 25, 2026 (Base)	March 31, 2026	April 28, 2026	$0.32	156,728	*
May 6, 2026 (Base)	June 30, 2026	July 28, 2026	$0.32	150,971	*
For the Six Months Ended June 30, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
May 7, 2025 (Supplemental)	May 30, 2025	June 13, 2025	$0.05	20,996	*
May 7, 2025 (Base)	June 30, 2025	July 28, 2025	$0.32	102,019	*
May 7, 2025 (Special)	June 30, 2025	July 28, 2025	$0.16	51,010	*

* In accordance with the Company’s DRIP, shares were purchased in the open market.

Common Stock Repurchase Plan

2025 Stock Repurchase Program

On August 8, 2024, the Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows the Company to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, the Company entered into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”) with Georgeson Securities Corporation (“Georgeson”) for repurchases of the Company’s common stock during the period from June 16, 2025 through June 13, 2026. On and effective June 13, 2026, the 2025 10b5-1 Plan expired in accordance with its terms.

Under the 2025 10b5-1 Plan, no purchases were permitted to be made if such purchases would have caused the Company’s Debt/Equity Ratio to exceed the lower of (a) 1.20 or (b) the Maximum Debt/Equity Ratio. In the 2025 10b5-1 Plan, “Debt/Equity Ratio” meant the sum of debt on the Consolidated Statements of Assets and Liabilities less cash and investments in affiliated money market funds divided by net assets, as of the most recent reported financial statement end date, and “Maximum Debt/Equity Ratio” meant the sum of debt on the Consolidated Statements of Assets and Liabilities and committed uncalled debt less cash and investments in affiliated money market funds divided by net assets, as of the most recent reported financial statement end date. Purchases under the 2025 10b5-1 Plan were required to be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

For the three and six months ended June 30, 2026, the Company did not repurchase any of its shares under the 2025 10b5-1 plan.

For the three and six months ended June 30, 2025, the shares of common stock repurchased under the 2025 10b5-1 Plan were as follows:

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

2026 Stock Repurchase Program

On May 6, 2026, the Board of Directors approved and authorized a 10b5-1 stock repurchase program, which allows the Company to enter into a 10b5-1 stock repurchase plan (the “2026 10b5-1 Plan”) to repurchase up to $75,000 of shares of the Company’s common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations.

During the three months ended June 30, 2026, the Company did not enter into the 2026 10b5-1 Plan and therefore did not repurchase any of its shares thereunder.

Any repurchase by the Company of its common stock under any 10b5-1 plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in net assets from operations	$23,683	$39,289	$10,052	$70,842
Weighted average shares outstanding	112,569,067	117,204,952	112,569,067	117,250,832
Basic and diluted earnings (loss) per share	$0.21	$0.34	$0.09	$0.60

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Share Data:(1)
NAV, beginning of period	$12.64	$13.41
Net investment income	0.60	0.80
Net realized and unrealized gains (losses)(2)	(0.51)	(0.19)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments(3)	—	—
Net increase (decrease) in net assets from operations	0.09	0.61
Repurchases of common stock, including commissions and direct acquisition costs	—	0.01
Distributions to common stockholders	(0.67)	(1.01)
Total increase (decrease) in net assets	(0.58)	(0.39)
NAV, end of period	$12.06	$13.02
Market price, end of period	$9.48	$11.25
Shares outstanding, end of period	112,569,067	116,250,039
Weighted average shares outstanding	112,569,067	117,250,832
Total return based on NAV(4)	2.37%	6.04%
Total return based on market value(5)	9.61%	1.55%
Supplemental Data/Ratio:(6)
Net assets, end of period	$1,357,650	$1,513,389
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.35%	3.10%
Ratio of interest and other debt expenses to average net assets	8.79%	7.13%
Ratio of net incentive fees to average net assets	1.82%	2.00%
Ratio of total expenses to average net assets	13.96%	12.23%
Ratio of net investment income to average net assets	9.73%	12.26%
Portfolio turnover	8%	11%

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
(6)
Ratios are annualized, except for non-recurring fees that Goldman Sachs, GSAM or their affiliates have shared with the Company.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On August 6, 2026, the Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about October 28, 2026 to holders of record as of September 30, 2026. In addition, the Board declared a quarterly supplemental distribution of $0.03 per share, payable on or about September 15, 2026 to holders of record as of August 31, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through June 30, 2026, we originated approximately $9.94 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases, we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million or above. In addition, from time to time, we may opportunistically dispose of certain assets as part of our overall investment strategy.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$3,076.04	$2,963.33	$3,088.32	$3,028.79
First Lien/Last-Out Unitranche	140.20	132.15	138.15	135.15
Second Lien/Senior Secured Debt	75.91	55.12	50.61	47.91
Unsecured Debt	30.23	8.57	29.60	8.48
Preferred Stock	33.21	20.23	33.10	26.43
Common Stock	53.54	15.44	53.54	14.71
Warrants	1.85	0.41	1.85	0.25
Total Investments	$3,410.98	$3,195.25	$3,395.17	$3,261.72

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.3%	11.2%	9.6%	10.7%
First Lien/Last-Out Unitranche(2) (3)	8.7	9.3	8.5	8.7
Second Lien/Senior Secured Debt(2)	2.8	3.9	12.3	9.4
Unsecured Debt(2)	0.8	3.3	4.6	4.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.8%	10.8%	9.3%	10.5%

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

As of June 30, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.8% and 10.8%, as compared to 9.3% and 10.5% as of December 31, 2025. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily due to Wine.com, LLC being placed on non-accrual status and the restructuring of Chase Industries, Inc. (dba Senneca Holdings). Within Unsecured Debt, the decrease in weighted average yield at amortized cost was primarily due to the short duration of certain investments.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	173	171
Percentage of performing debt bearing a floating rate(1)	98.9%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.1%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.5%	9.9%
Weighted average yield on debt and income producing investments, at fair value(3)	11.3%	10.9%
Weighted average leverage (net debt/EBITDA)(4)	6.2x	5.9x
Weighted average interest coverage(4)	2.0x	2.0x
Median EBITDA(4)	$73.37 million	$71.75 million
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 10.3% and 14.2% of total debt investments.

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

	As of
	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$54.27	1.7%	$—	—%
Grade 2	2,859.15	89.5	2,991.99	91.7
Grade 3	198.94	6.2	194.68	6.0
Grade 4	82.89	2.6	75.05	2.3
Total Investments	$3,195.25	100.0%	$3,261.72	100.0%

The increase in investments with a Grade 1 investment performance rating was driven by investments with an aggregate fair value of $54.27 million being upgraded from a Grade 2 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$3,239.77	95.0%	$3,299.37	97.2%
Non-accrual	171.21	5.0%	95.80	2.8
Total Investments	$3,410.98	100.0%	$3,395.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$11.87	$248.07
First Lien/Last-Out Unitranche	0.99	—
Total	$12.86	$248.07
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$144.38	$279.14
First Lien/Last-Out Unitranche	—	0.27
Second Lien/Senior Secured Debt	1.51	—
Unsecured Debt	—	9.37
Total	$145.89	$288.78
Net increase (decrease) in portfolio	$(133.03)	$(40.71)
Number of new portfolio companies with new investment commitments	2	9
Total new investment commitment amount in new portfolio companies	$1.81	$160.95
Average new investment commitment amount in new portfolio companies	$0.91	$17.88
Number of existing portfolio companies with new investment commitments	7	6
Total new investment commitment amount in existing portfolio companies	$11.05	$87.12
Weighted average remaining term for new investment commitments (in years)(2)	5.4	5.7
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.1%	9.0%
Weighted average yield on new investment commitments(5)	9.1%	9.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.1%	11.4%
Weighted average yield on investments sold or repaid(7)	10.0%	11.3%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026		June 30, 2025
	($ in millions)
Total investment income	$83.72	$90.97	$162.52		$187.91
Total expenses	40.66	45.61	93.70		91.61
Net investment income before taxes	43.06	45.36	68.82		96.30
Income tax expense, including excise tax	0.85	0.91	1.82		2.23
Net investment income after taxes	42.21	44.45	67.00		94.07
Net realized gain (loss) on investments	21.38	(81.22)	21.33		(125.69)
Net unrealized appreciation (depreciation) on investments	(40.75)	79.42	(81.18)		106.91
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	0.82	(3.36)	2.90		(4.37)
Net realized and unrealized gains (losses)	(18.55)	(5.16)	(56.95)		(23.15)
Income tax (provision) benefit for realized and unrealized gains	0.02	—	—	(1)	(0.08)
Net increase (decrease) in net assets from operations	$23.68	$39.29	$10.05		$70.84

(1) Amount rounds to less than 0.01.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Net investment income after taxes	$42.21	$44.45	$67.00	$94.07
Less: Purchase Discount amortization	0.66	1.00	0.75	1.81
Adjusted net investment income after taxes	$41.55	$43.45	$66.25	$92.26
Net realized and unrealized gains (losses)	$(18.55)	$(5.16)	$(56.95)	$(23.15)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(0.66)	(1.00)	(0.75)	(1.81)
Less: Realized gain (loss) due to the Purchase Discount	—	—	—	—	(1)
Adjusted net realized and unrealized gains (losses)	$(17.89)	$(4.16)	$(56.20)	$(21.34)

(1) Amount rounds to less than 0.01.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest	$74.03	$82.33	$144.14	$167.89
Payment-in-kind income	7.68	7.52	15.24	17.70
Other income	1.81	0.91	2.81	1.94
Dividend income	0.20	0.21	0.33	0.38
Total Investment Income	$83.72	$90.97	$162.52	$187.91

In the table above:

•
Interest income from investments decreased from $82.33 million and $167.89 million for the three and six months ended June 30, 2025 to $74.03 million and $144.14 million for the three and six months ended June 30, 2026, primarily due to a decline in base interest rates and tightening of credit spreads.
•
PIK income from investments decreased from $17.70 million for the six months ended June 30, 2025 to $15.24 million for the six months ended June 30, 2026, primarily due to a decrease in the size of the portfolio earning PIK income in addition to a decline in base interest rates and tightening of credit spreads.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest and other debt expenses	$30.10	$26.41	$60.14	$54.72
Management fees	8.18	8.41	16.45	17.09
Incentive fees	—	8.53	12.44	15.33
Professional fees	1.12	0.78	1.95	1.74
Directors’ fees	0.15	0.21	0.30	0.41
Other general and administrative expenses	1.11	1.27	2.42	2.32
Total Expenses	$40.66	$45.61	$93.70	$91.61

In the table above:

•
Interest and other debt expenses increased from $26.41 million and $54.72 million for the three and six months ended June 30, 2025 to $30.10 million and $60.14 million for the three and six months ended June 30, 2026. The increase was mainly driven by the increase in the combined weighted average interest rate as result of repayment of the 2026 Notes and the 2025 Notes.
•
Incentive fees decreased from $8.53 million and $15.33 million for the three and six months ended June 30, 2025 to $0.00 million and $12.44 million for the three and six months ended June 30, 2026. The decrease was driven by the performance of the investment portfolio for the twelve quarters ended June 30, 2026, as compared to the twelve quarters ended June 30, 2025. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Portfolio Company:	($ in millions)
Chase Industries, Inc. (dba Senneca Holdings)	$21.50	$—	$21.50	$—
Other, net	0.02	(0.24)	0.01	(1.11)
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.14)	—	(0.14)	—
Diligent Corporation	—	—	(0.04)	—
Kawa Solar Holdings Limited	—	(4.57)	—	(4.57)
Conergy Asia & ME Pte. LTD.	—	(6.36)	—	(6.36)
Khoros, LLC (fka Lithium Technologies, Inc.)	—	(70.05)	—	(70.05)
Animal Supply Intermediate, LLC	—	—	—	(9.03)
Animal Supply Holdings, LLC	—	—	—	(13.87)
Streamland Media Midco LLC	—	—	—	(20.70)
Net Realized Gain (Loss) on Investments	$21.38	$(81.22)	$21.33	$(125.69)

For the three and six months ended June 30, 2026, net realized gains were primarily driven by the restructuring of our second lien debt investments in Chase Industries, Inc. (dba Senneca Holdings).

For the six months ended June 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investments in Khoros, LLC (fka Lithium Technologies, Inc.) and Streamland Media Midco LLC. In addition, the realized losses were also driven by the exit of Animal Supply Holdings, LLC and Animal Supply Intermediate, LLC.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Unrealized appreciation	$5.90	$93.87	$8.07	$135.18
Unrealized depreciation	(46.65)	(14.45)	(89.25)	(28.27)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(40.75)	$79.42	$(81.18)	$106.91

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Portfolio Company:	($ in millions)
Volt Bidco, Inc. (dba Power Factors)	$2.58	$4.59
Khoros, LLC (fka Lithium Technologies, Inc.)	(0.03)	(4.40)
3SI Security Systems, Inc.	(0.07)	(2.89)
MerchantWise Solutions, LLC (dba HungerRush)	(0.70)	(2.86)
iCIMS, Inc.	(1.07)	(1.88)
LS Clinical Services Holdings, Inc (dba CATO)	(1.11)	(1.72)
One GI LLC	(1.45)	(7.17)
Streamland Media Midco LLC	(2.06)	(5.06)
Thrasio, LLC	(2.10)	(0.18)
Xactly Corporation	(3.69)	(4.74)
Pluralsight, Inc.	(4.80)	(13.79)
Other, net(1)	(5.39)	(27.63)
Wine.com, LLC	(5.57)	(8.49)
Chase Industries, Inc. (dba Senneca Holdings)	(15.29)	(4.96)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(40.75)	$(81.18)

(1)
For the three and six months ended June 30, 2026, Other, net includes gross unrealized appreciation of $3.32 million and $3.48 million, and gross unrealized depreciation of $(8.71) million and $(31.11) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended June 30, 2026 was primarily driven by the reversal of unrealized appreciation as a result of the aforementioned restructuring of Chase Industries, Inc. (dba Senneca Holdings), the increase in unrealized depreciation on Wine.com, LLC, Pluralsight, Inc. and Xactly Corporation due to financial underperformance, as well as the widening of market spreads during the period. The increase in unrealized depreciation was partially offset by the reversal of unrealized depreciation on Volt Bidco, Inc. (dba Power Factors) as investments were partially repaid.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2026 was primarily driven by the widening of market spreads during the period. The unrealized depreciation was further impacted by the financial underperformance of certain portfolio companies, most notably Pluralsight, Inc., Wine.com, LLC, One GI LLC, Streamland Media Midco LLC and Khoros, LLC (fka Lithium Technologies, Inc.). The increase in unrealized depreciation was also due to the reversal of unrealized appreciation as a result of the aforementioned restructuring of Chase Industries, Inc. (dba Senneca Holdings). The increase in unrealized depreciation was partially offset by reversal of unrealized depreciation on Volt Bidco, Inc. (dba Power Factors) as investments were partially repaid.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Portfolio Company:	($ in millions)
Khoros, LLC (fka Lithium Technologies, Inc.)	$70.03	$62.73
Conergy Asia & ME Pte. LTD.	6.36	6.36
Kawa Solar Holdings Limited	4.46	4.44
Other, net(1)	2.61	3.01
Chase Industries, Inc. (dba Senneca Holdings)	2.55	4.16
Clearcourse Partnership Acquireco Finance Limited	1.93	2.84
Streamland Media Midco LLC	0.35	16.58
ATX Networks Corp.	(0.51)	(1.94)
Volt Bidco, Inc. (dba Power Factors)	(0.62)	(2.19)
LS Clinical Services Holdings, Inc (dba CATO)	(1.02)	(1.09)
Streamland Media Holdings LLC	(1.18)	(1.18)
Chronicle Bidco Inc. (dba Lexitas)	(1.25)	(1.35)
Pluralsight, Inc.	(1.43)	(2.18)
Thrasio, LLC	(2.86)	(3.07)
Animal Supply Holdings, LLC	—	13.87
Animal Supply Intermediate, LLC	—	9.03
MPI Products LLC	—	(3.11)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$79.42	$106.91

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 172% and 175%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	June 30, 2026	December 31, 2025
Net asset value per share	$12.06	$12.64
Less: Supplemental distribution per share	0.03	0.03
Adjusted net asset value per share	$12.03	$12.61

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

Common Stock Repurchase Plan

2025 Stock Repurchase Program

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”) with Georgeson Securities Corporation (“Georgeson”) for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. On and effective June 13, 2026, the 2025 10b5-1 Plan expired in accordance with its terms.

2026 Stock Repurchase Program

On May 6, 2026, our Board of Directors approved and authorized a 10b5-1 stock repurchase program, which allows us to enter into a 10b5-1 stock repurchase plan (the “2026 10b5-1 Plan”) to repurchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. As of June 30, 2026, we did not have an effective 2026 10b5-1 Plan.

Any repurchase by us of our common stock under any 10b5-1 plan or otherwise may result in the price of our common stock being higher than the price that otherwise might have existed in the open market. For further details, see Note 9 “Net Assets—Common Stock Repurchase Plan” to our consolidated financial statements included in this report.

Dividend Reinvestment Plan.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2026:

		Payments Due by Periods (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2027 Notes	$400.00	$400.00	$—	$—	$—
2029 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$400.00	$—	$—	$400.00	$—
Revolving Credit Facility(1)	$679.64	$—	$—	$679.64	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $583.67 million, in Euros ("EUR") of EUR of 13.70 million, in Great British Pounds ("GBP") of GBP 17.45 million, Canadian Dollars ("CAD") of CAD 57.02 million and Australian Dollars ("AUD") of AUD 24.50 million.

In connection with each of the 2027 Notes, 2029 Notes, and 2030 Notes (as defined below), we have entered into separate interest rate swaps to more closely align the interest rates of our fixed rate liabilities with the investment portfolio, which predominately consists of floating rate loans. The cash flows pertaining to these interest rate swaps are settled semi-annually. We designated each interest rate swap and the respective notes in a qualifying fair value hedging relationship for which we apply hedge accounting. The carrying values of each of the 2027 Notes, 2029 Notes, and 2030 Notes are inclusive of adjustments for the changes in fair value of these notes attributable to the interest rate risk being hedged. For further details, see Note 2 “Significant Accounting Policies—Derivatives”, Note 6 “Debt” and Note 7 "Derivatives" to our consolidated financial statements included in this report.

Revolving Credit Facility

On September 19, 2013, we initially entered into the Revolving Credit Facility, which, as of June 30, 2026, allowed us to borrow up to $1,475.00 million at any one time outstanding, subject to leverage and borrowing base restrictions. For further details, see Note 6 “Debt—Revolving Credit Facility” to our consolidated financial statements included in this report.

2025 Notes

On February 10, 2020, we closed an offering of $360.00 million aggregate principal amount of 3.750% unsecured notes due 2025 (the “2025 Notes”). The 2025 Notes matured and were fully repaid on February 10, 2025 in accordance with their terms. For further details, see Note 6 “Debt—2025 Notes” to our consolidated financial statements included in this report.

2026 Notes

On November 24, 2020, we closed an offering of $500.00 million aggregate principal amount of 2.875% unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes matured and were fully repaid on January 15, 2026 in accordance with their terms. For further details, see Note 6 “Debt—2026 Notes” to our consolidated financial statements included in this report.

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

2029 Notes

On January 28, 2026, we closed an offering of $400.00 million aggregate principal amount of 5.100% unsecured notes due 2029 (the “2029 Notes”). The 2029 Notes will mature on January 28, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2029 Notes” to our consolidated financial statements included in this report.

2030 Notes

On September 9, 2025, we closed an offering of $400.00 million aggregate principal amount of 5.650% unsecured notes due 2030 (the “2030 Notes”). The 2030 Notes will mature on September 9, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture. For further details, see Note 6 “Debt—2030 Notes” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments.

Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$411.72	$609.94
First Lien/Last-Out Unitranche	19.76	25.72
Second Lien/Senior Secured Debt	0.77	0.77
Total	$432.25	$636.43

We may ourselves commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of June 30, 2026 and December 31, 2025, we have committed to fund letters of credit of $5.48 million on behalf of the Accounts.

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

RECENT DEVELOPMENTS

On August 3, 2026, David Miller notified us of his intention to resign as our Co-Chief Executive Officer and Co-Principal Executive Officer. Effective December 31, 2026, Mr. Miller will cease serving as our Co-Chief Executive Officer and Co-Principal Executive Officer. Mr. Miller’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Miller will continue to serve in his current role during the transition period. Mr. Miller will also become the chairman of the GSAM Private Credit Direct Lending Team in the Americas effective August 6, 2026 and become an advisory director to Goldman Sachs effective December 31, 2026. Mr. Miller currently serves, and following the effective date of his resignation will continue to serve, as a member of the Private Credit Investment Committee.

Vivek Bantwal, our other Co-Chief Executive Officer and Co-Principal Executive Officer, will, as of December 31, 2026, become our sole Chief Executive Officer and sole Principal Executive Officer.

In addition, we have appointed Justin Betzen as Co-President and Co-Chief Operating Officer, effective August 3, 2026. Tucker Greene, who currently serves as our President and Chief Operating Officer, will, effective upon Mr. Betzen’s appointment as Co-President and Co-Chief Operating Officer, serve as our Co-President and Co-Chief Operating Officer.

Mr. Betzen has also been appointed as Co-President and Co-Chief Operating Officer of Silver Capital Holdings LLC, Goldman Sachs Private Middle Market Credit II LLC, Phillip Street BDC LLC, Goldman Sachs Private Credit Corp. and West Bay BDC LLC.

Mr. Betzen has held several positions with Goldman Sachs Asset Management, L.P., and he is currently a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined Goldman Sachs as a vice president in 2013. He was named managing director in 2019. Prior to rejoining Goldman Sachs, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Mr. Betzen has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of ours, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. Betzen has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

On August 6, 2026, our Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about October 28, 2026 to holders of record as of September 30, 2026. In addition, our Board declared a quarterly supplemental distribution of $0.03 per share, payable on or about September 15, 2026 to holders of record as of August 31, 2026.

As of August 6, 2026, our net debt-to-equity ratio decreased below our target of 1.25x, primarily due to repayments and sales.

In accordance with the Corporate Governance Guidelines and Director Charter, the Board of Directors extended the independent director retirement period for Carlos Evans from December 31, 2026 to December 31, 2027.

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

As of June 30, 2026 and December 31, 2025, on a fair value basis, approximately 1.1% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.9% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2027 Notes, 2029 Notes and 2030 Notes bear interest at a fixed rate. We have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$73.57	$(46.47)	$27.10
Up 200 basis points	49.05	(30.98)	18.07
Up 100 basis points	24.52	(15.49)	9.03
Up 75 basis points	18.39	(11.62)	6.77
Up 50 basis points	12.26	(7.75)	4.51
Up 25 basis points	6.13	(3.87)	2.26
Down 25 basis points	(6.13)	3.87	(2.26)
Down 50 basis points	(12.21)	7.75	(4.46)
Down 75 basis points	(18.26)	11.62	(6.64)
Down 100 basis points	(24.31)	15.49	(8.82)
Down 200 basis points	(48.45)	30.98	(17.47)
Down 300 basis points	(68.89)	46.47	(22.42)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we entered into the 2025 10b5-1 Plan with Georgeson for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. On and effective June 13, 2026, the 2025 10b5-1 Plan expired in accordance with its terms. For the three and six months ended June 30, 2026, we did not repurchase any of our shares under the 2025 10b5-1 Plan.

On May 6, 2026, our Board of Directors approved and authorized a 10b5-1 stock repurchase program, which allows us to enter into the 2026 10b5-1 Plan to repurchase up to $75.00 million of shares of our common stock if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. During the three months ended June 30, 2026, we did not enter into the 2026 10b5-1 Plan and therefore did not repurchase any of our shares thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
On August 3, 2026, David Miller notified Goldman Sachs BDC, Inc. (the “Company”) of his intention to resign as Co-Chief Executive Officer and Co-Principal Executive Officer of the Company. Effective December 31, 2026, Mr. Miller will cease serving as the Company’s Co-Chief Executive Officer and Co-Principal Executive Officer. Mr. Miller’s resignation is not the result of any disagreement with the Company. To assist in an orderly transition, Mr. Miller will continue to serve in his current role during the transition period. Mr. Miller will also become the chairman of the GSAM Private Credit Direct Lending Team in the Americas effective August 6, 2026 and become an advisory director to Goldman Sachs effective December 31, 2026. Mr. Miller currently serves, and following the effective date of his resignation will continue to serve, as a member of the Private Credit Investment Committee.

Vivek Bantwal, the Company’s other Co-Chief Executive Officer and Co-Principal Executive Officer, will, as of December 31, 2026, become the Company’s sole Chief Executive Officer and sole Principal Executive Officer.

In addition, the Company has appointed Justin Betzen as Co-President and Co-Chief Operating Officer, effective August 3, 2026. Tucker Greene, who currently serves as President and Chief Operating Officer of the Company, will, effective upon Mr. Betzen’s appointment as Co-President and Co-Chief Operating Officer, serve as Co-President and Co-Chief Operating Officer of the Company.

Mr. Betzen has also been appointed as Co-President and Co-Chief Operating Officer of Silver Capital Holdings LLC, Goldman Sachs Private Middle Market Credit II LLC, Phillip Street BDC LLC, Goldman Sachs Private Credit Corp. and West Bay BDC LLC.

Mr. Betzen has held several positions with Goldman Sachs Asset Management, L.P., and he is currently a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined Goldman Sachs as a vice president in 2013. He was named managing director in 2019. Prior to rejoining Goldman Sachs, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Mr. Betzen has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. Betzen has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

(b)
None.
(c)
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Fifteenth Amendment to Senior Secured Revolving Credit Agreement, dated as of May 5, 2026, among Goldman Sachs BDC, Inc., as Borrower, the lenders party thereto, Truist Bank, as Administrative Agent and as Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 814-00998), filed on May 7, 2026).

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

GOLDMAN SACHS BDC, INC.

Date: August 6, 2026	/s/ Vivek Bantwal
Vivek Bantwal Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 6, 2026	/s/ David Miller
David Miller Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 6, 2026	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)