Form 10-Q
period 2026-09-30
Goldman Sachs BDC, Inc.
filed 2026-11-05
CIK 1572694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00998

Goldman Sachs BDC, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2176593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Attention: Investor Relations
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

As of November 5, 2026, there were 111,049,130 shares of the registrant’s common stock outstanding.

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
•
our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs BDC, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,993,926 and $3,285,039)	$2,788,110	$3,171,677
Non-controlled affiliated investments (cost of $89,193 and $110,127)	51,264	90,044
Controlled affiliated investments (cost of $24,990 and $ — )	18,586	—
Total investments, at fair value (cost of $3,108,109 and $3,395,166)	$2,857,960	$3,261,721
Investments in affiliated money market fund (cost of $74,878 and $35,724)	74,878	35,724
Cash	8,627	43,211
Interest and dividends receivable	19,283	26,927
Deferred financing costs	14,635	13,245
Other assets	1,335	2,419
Total assets	$2,976,718	$3,383,247
Liabilities
Debt (net of debt issuance costs of $11,187 and $8,169)	$1,616,345	$1,874,620
Interest and other debt expenses payable	8,036	25,546
Management fees payable	7,677	8,181
Incentive fees payable	—	3,844
Distribution payable	35,536	36,022
Unrealized depreciation on derivatives	13	—
Secured borrowings	2,167	3,366
Accrued expenses and other liabilities	7,153	8,649
Total liabilities	$1,676,927	$1,960,228
Commitments and contingencies (Note 8)
Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 111,049,130 and 112,569,067 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	111	113
Paid-in capital in excess of par	1,864,603	1,879,601
Distributable earnings (loss)	(564,923)	(456,695)
Total net assets	$1,299,791	$1,423,019
Total liabilities and net assets	$2,976,718	$3,383,247
Net asset value per share	$11.70	$12.64

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$66,370	$81,197	$205,821	$246,461
Payment-in-kind income	5,672	6,854	18,003	23,287
Other income	975	1,247	3,723	3,097
From non-controlled affiliated investments:
Interest income	930	1,387	5,615	4,017
Payment-in-kind income	799	643	3,713	1,910
Dividend income	202	225	531	606
Other income	43	43	101	128
Total investment income	$74,991	$91,596	$237,507	$279,506
Expenses:
Interest and other debt expenses	$29,059	$28,079	$89,203	$82,800
Management fees	7,677	8,179	24,122	25,268
Incentive fees	—	7,051	12,438	22,381
Professional fees	891	698	2,845	2,443
Directors’ fees	151	206	454	620
Other general and administrative expenses	1,009	1,166	3,418	3,482
Total expenses	$38,787	$45,379	$132,480	$136,994
Net investment income before taxes	$36,204	$46,217	$105,027	$142,512
Income tax expense, including excise tax	$884	$907	$2,710	$3,135
Net investment income after taxes	$35,320	$45,310	$102,317	$139,377
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(5,287)	$5,418	$16,042	$(86,449)
Non-controlled affiliated investments	—	—	—	(33,824)
Foreign currency forward contracts	64	—	(209)	—
Foreign currency and other transactions	33	19	1,223	483
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(28,723)	(20,690)	(96,012)	60,170
Non-controlled affiliated investments	(3,953)	(6,587)	(17,846)	19,462
Controlled affiliated investments	(1,550)	—	(1,550)	—
Foreign currency forward contracts	(62)	63	252	(207)
Foreign currency translations and other transactions	232	1,221	1,911	(3,344)
Net realized and unrealized gains (losses)	$(39,246)	$(20,556)	$(96,189)	$(43,709)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$(49)	$(2)	$(121)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(41)	—	(41)	—
Net increase (decrease) in net assets from operations	$(3,967)	$24,705	$6,085	$95,547
Weighted average shares outstanding	112,069,076	114,398,468	112,400,572	116,289,596
Basic and diluted net investment income per share	$0.32	$0.40	$0.91	$1.20
Basic and diluted earnings (loss) per share	$(0.04)	$0.22	$0.05	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net assets at beginning of period	$1,357,650	$1,513,389	$1,423,019	$1,572,700
Increase (decrease) in net assets from operations:
Net investment income	$35,320	$45,310	$102,317	$139,377
Net realized gain (loss)	(5,190)	5,437	17,056	(119,790)
Net change in unrealized appreciation (depreciation)	(34,056)	(25,993)	(113,245)	76,081
(Provision) benefit for taxes on realized gain/loss on investments	—	(49)	(2)	(121)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(41)	—	(41)	—
Net increase (decrease) in net assets from operations	$(3,967)	$24,705	$6,085	$95,547
Distributions to stockholders from:
Distributable earnings	$(38,892)	$(58,198)	$(114,313)	$(176,225)
Total distributions to stockholders	$(38,892)	$(58,198)	$(114,313)	$(176,225)
Capital transactions:
Repurchases of common stock (including commissions and direct acquisition costs)	$(15,000)	$(25,067)	$(15,000)	$(37,193)
Net increase (decrease) in net assets from capital transactions	$(15,000)	$(25,067)	$(15,000)	$(37,193)
Total increase (decrease) in net assets	$(57,859)	$(58,560)	$(123,228)	$(117,871)
Net assets at end of period	$1,299,791	$1,454,829	$1,299,791	$1,454,829
Distributions per share	$0.35	$0.51	$1.02	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations:	$6,085	$95,547
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used for) operating activities:
Purchases of investments	(314,449)	(612,216)
Payment-in-kind interest capitalized	(22,045)	(25,897)
Investments in affiliated money market fund, net	(39,154)	(7,455)
Proceeds from sales of investments and principal repayments	650,628	893,248
Net realized (gain) loss on investments	(16,042)	120,273
Net change in unrealized (appreciation) depreciation on investments	115,408	(79,632)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(169)	61
Net change in unrealized (appreciation) depreciation on interest rate swaps accounted for as hedge instruments and the related hedged items	(309)	30
Amortization of premium and accretion of discount, net	(10,936)	(17,162)
Amortization of deferred financing and debt issuance costs	7,026	6,147
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	7,644	2,593
(Increase) decrease in other assets	(28,956)	(1,970)
Increase (decrease) in interest and other debt expenses payable	(17,324)	(13,842)
Increase (decrease) in management fees payable	(504)	(601)
Increase (decrease) in incentive fees payable	(3,844)	721
Increase (decrease) in accrued expenses and other liabilities	(1,794)	(4,285)
Net cash provided by (used for) operating activities	$331,265	$355,560
Cash flows from financing activities:
Offering costs paid	$—	$(229)
Repurchases of common stock (including commissions and direct acquisition costs)	(15,000)	(37,166)
Distributions paid	(114,799)	(174,235)
Deferred financing and debt issuance costs paid	(11,621)	(9,074)
Borrowings on debt	1,177,446	1,366,386
Repayments of debt	(1,401,792)	(1,448,000)
Net cash provided by (used for) financing activities	$(365,766)	$(302,318)
Net increase (decrease) in cash	$(34,501)	$53,242
Effect of foreign exchange rate changes on cash	(83)	146
Cash, beginning of period	43,211	61,795
Cash, end of period	$8,627	$115,183
Supplemental and non-cash activities
Interest expense paid	$96,959	$87,875
Accrued but unpaid excise tax expense	$2,930	$3,393
Accrued but unpaid distributions	$35,536	$54,774
Exchange of investments	$45,323	$98,844

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Debt Investments - 217.3%
Canada - 7.9%
1st Lien/Senior Secured Debt - 7.9%
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.56%	S + 4.75%	11/01/30		$14,310	$14,127	$14,167	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.37%	C + 4.75%	11/01/30	CAD	7,771	5,532	5,406	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	7.37%	C + 4.75%	11/01/30	CAD	1,935	791	755	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.56%	S + 4.75%	11/01/30		1,718	1,695	1,701	(6) (7) (8)
Rocket Bidco, Inc. (dba Recochem)	Chemicals	8.06%	C + 4.75%	11/01/30	CAD	776	273	263	(6) (7) (8) (9)
Rocket Bidco, Inc. (dba Recochem)	Chemicals		C + 4.75%	11/01/30	CAD	518	(7)	(4)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.15%	S + 5.25%	05/01/29		14,479	14,404	14,334	(6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	9.10%	S + 5.25%	05/01/29		730	492	487	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.42%	C + 5.00%	01/14/33	CAD	5,206	3,716	3,621	(6) (7) (8)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.81%	C + 5.00%	01/14/33	CAD	969	459	451	(6) (7) (8) (9)
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	Health Care Providers & Services	7.42%	C + 5.00%	01/14/33	CAD	692	56	54	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.67%	C + 5.25%	06/30/31	CAD	45,346	32,889	31,385	(6) (7) (8)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		C + 5.25%	06/30/31	CAD	9,957	(43)	(105)	(6) (7) (8) (9)
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	7.89%	C + 5.25%	06/30/31	CAD	6,638	1,979	1,909	(6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	8.72%	S + 4.50%	05/07/29		2,858	2,829	2,830	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.72%	S + 4.50%	05/07/29		4,357	4,322	4,313	(6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	05/07/29		776	(5)	(8)	(6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.16%	S + 6.25%	05/25/27		21,114	21,057	20,639	(6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,387	(8)	(76)	(6) (7) (8) (9)
iWave Information Systems, Inc.	Software	9.66%	S + 5.75%	11/22/28		858	849	845	(6) (7) (8)
iWave Information Systems, Inc.	Software	9.66%	S + 5.75%	11/22/28		438	87	81	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							105,494	103,048
Total Canada							$105,494	$103,048
India - 1.3%
1st Lien/Senior Secured Debt - 1.3%
AGS Health BCP LLC (dba AGS Health)	Health Care Technology	8.01%	S + 4.25%	08/02/32		$17,615	$17,577	$17,483	(6) (7) (8)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		6,249	(7)	(47)	(6) (7) (8) (9)
AGS Health BCP LLC (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32		2,273	(5)	(17)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							17,565	17,419
Total India							$17,565	$17,419
United Kingdom - 3.8%
1st Lien/Senior Secured Debt - 3.8%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	16,922	$20,567	$21,650	(6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	9,989	12,680	12,781	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
SI Swan UK Bidco Limited (dba Sapiens International)	Software	8.20%	S + 4.25%	12/17/32	$15,104	$15,036	$14,991	(6) (7) (8)
SI Swan UK Bidco Limited (dba Sapiens International)	Software		S + 4.25%	12/17/32	2,619	(6)	(20)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt						48,277	49,402
Total United Kingdom						$48,277	$49,402
United States - 204.3%
1st Lien/Senior Secured Debt - 195.7%
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense	8.55%	S + 4.75%	09/02/33	$1,790	$1,773	$1,772	(6)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense		S + 4.75%	09/02/33	1,551	(8)	(8)	(6) (9)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense	8.55%	S + 4.75%	09/02/33	1,194	1,182	1,182	(6)
Altitude US Buyer, LLC (dba Avantus Aerospace)	Aerospace & Defense		S + 4.75%	09/02/33	465	(5)	(5)	(6) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.72%	S + 5.00%	01/09/30	952	937	931	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.72%	S + 5.00%	01/09/30	728	719	711	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.73%	S + 5.00%	01/09/30	325	323	318	(6) (7)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.78%	S + 5.00%	01/09/28	250	61	57	(6) (7) (9)
Frontgrade Technologies Holdings Inc.	Aerospace & Defense	8.75%	S + 5.00%	01/09/30	58	58	57	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31	11,293	11,195	11,180	(6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	3,785	(20)	(38)	(6) (7) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.88%	S + 5.00%	09/30/31	2,706	1,439	1,434	(6) (7) (9)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31	808	804	800	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense	8.73%	S + 5.00%	04/18/30	6,363	6,279	6,299	(6) (7)
VisionSafe Holdings, Inc.	Aerospace & Defense		S + 5.00%	04/18/30	1,219	(15)	(12)	(6) (7) (9)
Auctane, Inc. (dba ShipStation Global)	Air Freight & Logistics	9.51%	S + 5.75%	06/01/33	5,000	4,928	4,925	(6) (7)
ICAT Logistics, Inc.	Air Freight & Logistics	10.01%	S + 6.25%	03/01/29	13,588	13,331	13,316	(6)
ICAT Logistics, Inc.	Air Freight & Logistics	10.15%	S + 6.25%	03/01/29	3,627	3,558	3,555	(6)
ICAT Logistics, Inc.	Air Freight & Logistics	10.11%	S + 6.25%	03/01/29	1,953	1,915	1,914	(6)
ICAT Logistics, Inc.	Air Freight & Logistics		S + 6.25%	03/01/29	832	(16)	(17)	(6) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.82%	S + 4.75%	08/02/32	2,923	2,898	2,894	(6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	895	(4)	(9)	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.66%	S + 4.75%	07/30/32	348	134	133	(6) (7) (9)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	99	(1)	(1)	(6) (7) (9)
Thrasio, LLC	Broadline Retail	12.01%	S + 8.11%	06/18/29	401	343	399	(6) (7) (10)
Burgess Pigment, LLC	Chemicals	9.07%	S + 5.00%	06/30/31	4,494	4,451	4,449	(6) (7)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31	495	(5)	(5)	(6) (7) (9)
3SI Security Systems, Inc. (dba 3Si Security Systems)	Commercial Services & Supplies		S + 6.50%	09/04/30	15,135	9,346	9,346	(7) (10) (11)
Edko, LLC	Commercial Services & Supplies	8.82%	S + 4.75%	10/02/31	23,575	23,371	23,340	(6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	8,446	(35)	(84)	(6) (7) (9)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	4,223	(35)	(42)	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	9.04%	S + 5.00%	09/24/31	5,807	5,744	5,734	(6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31	3,341	1,412	1,405	(6) (7) (9)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31	1,676	653	649	(6) (7) (9)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	9,068	8,994	8,751	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,537	3,509	3,413	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	3,246	3,217	3,132	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	1,858	1,842	1,793	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		$1,038	$1,029	$1,002	(6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		584	46	31	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	9.32%	S + 5.50% (Incl. 2.75% PIK)	08/22/31		8,820	8,646	8,688	(6) (7)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.90%	S + 5.00%	08/22/30		1,000	237	235	(6) (7) (9)
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	Commercial Services & Supplies	8.82%	S + 5.00%	08/22/31		494	487	487	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.71%	S + 5.75% PIK	06/30/28		24,010	23,959	23,350	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.71%	S + 5.75%	06/30/28		10,436	10,422	10,175	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.82%	S + 5.75%	06/30/28		4,541	1,806	1,703	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	9.32%	S + 5.25% (Incl. 2.88% PIK)	12/15/31		20,052	19,898	19,952	(6) (7)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies	8.53%	S + 4.75%	12/15/31		6,233	5,092	5,108	(6) (7) (9)
TEI Intermediate LLC (dba Triumvirate Environmental)	Commercial Services & Supplies		S + 4.75%	12/15/31		2,649	(20)	(13)	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.00%	S + 5.25%	04/30/31		3,337	3,306	3,287	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.05%	S + 5.25%	04/30/30		777	662	655	(6) (7) (9)
USA DeBusk, LLC	Commercial Services & Supplies	9.06%	S + 5.25%	04/30/31		632	624	622	(6) (7)
USA DeBusk, LLC	Commercial Services & Supplies	9.13%	S + 5.25%	04/30/30		373	295	293	(6) (7) (9)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.90%	S + 6.00%	05/01/29		25,010	24,912	24,635	(6) (7)
Valet Waste Holdings, Inc. (dba Valet Living)	Commercial Services & Supplies	9.90%	S + 6.00%	05/01/29		2,641	2,631	2,601	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.40%	S + 5.50%	06/29/27		31,343	31,271	31,264	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.77%	S + 5.00%	06/29/27		14,888	14,814	14,776	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.00%	S + 5.25%	06/29/27		9,523	9,479	9,475	(6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		944	(2)	(2)	(6) (7) (9)
ATX Networks Corp.	Communications Equipment		S + 7.00% PIK	09/01/28		4,974	640	—	(6) (7) (11)
ATX Networks Corp.	Communications Equipment		S + 6.00% PIK	09/01/28		707	672	354	(6) (7) (8) (11)
ATX Networks Corp.	Communications Equipment		S + 6.00% PIK	09/01/28		426	405	213	(6) (7) (8) (11)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	8.76%	S + 5.00%	08/31/33		802	794	794	(6)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	9.76%	S + 5.00%	08/31/32		90	17	17	(6) (9)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering		S + 5.00%	08/31/33		83	—	—	(6) (9)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	8.76%	S + 5.00%	08/31/32		34	17	17	(6) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.24%	S + 4.50%	10/15/31		663	657	656	(6) (7)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.30%	S + 4.50%	10/15/31		245	143	142	(6) (7) (9)
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	Construction & Engineering	8.26%	S + 4.50%	10/15/31		92	21	21	(6) (7) (9)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.48%	B + 5.00%	10/24/30		11,321	11,236	11,208	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering	9.59%	B + 5.00%	10/24/30	AUD	11,199	7,383	7,700	(6) (7) (8)
Sonar Acquisitionco, Inc. (dba SimPRO)	Construction & Engineering		B + 5.00%	10/24/30		1,132	(8)	(11)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		10,028	9,990	9,927	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		3,273	3,255	3,240	(6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		1,471	(5)	(15)	(6) (7) (9)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail	10.07%	S + 6.00%	10/04/30		4,366	4,294	4,267	(6) (7)
Blast Bidco Inc. (dba Bazooka Candy Brands)	Consumer Staples Distribution & Retail		S + 6.00%	10/05/29		522	(7)	(12)	(6) (7) (9)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging	9.09%	S + 5.25%	11/01/30		44,008	43,527	43,348	(6) (7)
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	Containers & Packaging		S + 5.25%	11/01/30		5,208	(53)	(78)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Precision Concepts Parent Inc.	Containers & Packaging	8.51%	S + 4.75%	08/02/32		$3,732	$3,699	$3,676	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32		3,300	3,270	3,250	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	8.57%	S + 4.75%	08/02/32		1,848	1,832	1,821	(6) (7)
Precision Concepts Parent Inc.	Containers & Packaging	9.08%	S + 4.75%	08/02/32		1,634	328	318	(6) (7) (9)
Precision Concepts Parent Inc.	Containers & Packaging	8.51%	S + 4.75%	08/02/32		1,629	1,615	1,604	(6) (7)
A Place For Mom, Inc.	Diversified Consumer Services	9.40%	S + 5.50%	02/10/28		7,022	7,011	6,109	(7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	10.07%	S + 6.00%	04/26/29		8,096	8,003	7,934	(6) (7)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.90%	S + 6.00%	04/26/29		5,362	2,393	2,341	(6) (7) (9)
ABC Investment Holdco Inc. (dba ABC Plumbing)	Diversified Consumer Services	9.90%	S + 6.00%	04/26/29		767	145	138	(6) (7) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services	9.07%	S + 5.25%	08/01/33		420	414	414	(6)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services	7.71%	E + 5.25%	08/01/33	EUR	250	283	279	(6)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	08/01/33		92	(1)	(1)	(6) (9)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	08/01/33		46	—	—	(6) (9)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services	9.00%	S + 5.00%	11/01/28		880	859	866	(6) (7)
CST Holding Company (dba Intoxalock)	Diversified Consumer Services		S + 5.00%	11/01/28		86	(2)	(1)	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		10,710	10,590	10,603	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		5,061	4,676	4,714	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		4,784	4,711	4,736	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		3,596	3,554	3,560	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		3,573	3,532	3,537	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.05%	S + 5.00%	12/21/29		1,986	202	204	(6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		1,679	1,658	1,663	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		1,426	1,403	1,412	(6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		750	(7)	(8)	(6) (7) (9)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		18,262	18,248	18,079	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		14,286	14,279	14,143	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		7,526	7,519	7,451	(6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		2,433	2,431	2,408	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.32%	S + 5.25%	10/19/28		43,991	43,710	43,551	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.32%	S + 5.25%	10/19/28		8,798	8,739	8,710	(6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/28		4,399	(25)	(44)	(6) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27		17,079	4,083	4,012	(6) (7) (9) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27		10,341	10,303	10,263	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27		7,252	7,222	7,198	(6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27		1,900	(6)	(14)	(6) (7) (9) (10)
Splash Car Wash, Inc.	Diversified Consumer Services	9.07%	S + 5.00%	03/17/32		1,209	1,202	1,200	(6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		123	(1)	(1)	(6) (7) (9)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		94	(1)	(1)	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	8.99%	S + 5.00%	07/25/28		1,646	706	683	(6) (7) (9)
Spotless Brands, LLC	Diversified Consumer Services	9.35%	S + 5.50%	07/25/28		940	937	933	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		$208	$208	$207	(6) (7)
Spotless Brands, LLC	Diversified Consumer Services	9.60%	S + 5.75%	07/25/28		32	32	32	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.82%	S + 4.75%	06/02/31		21,475	1,743	1,360	(6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31		16,774	16,651	16,439	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31		8,494	8,430	8,325	(6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	11.00%	P + 4.00%	05/31/30		2,178	656	626	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.75%	S + 5.00%	05/01/31		10,403	10,328	10,299	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.79%	S + 5.00%	05/01/31		2,744	2,721	2,716	(6) (7)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services	8.75%	S + 5.00%	05/01/31		2,629	532	520	(6) (7) (9)
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	Diversified Consumer Services		S + 5.00%	05/01/30		1,615	(10)	(16)	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.25%	S + 6.25%	08/15/30		4,752	4,641	4,692	(6) (7)
VASA Fitness Buyer, Inc.	Diversified Consumer Services	10.25%	S + 6.25%	08/15/30		2,043	2,017	2,017	(6) (7) (9)
VASA Fitness Buyer, Inc.	Diversified Consumer Services		S + 6.25%	08/15/30		253	(4)	(3)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		429	426	425	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		248	(1)	(2)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		231	229	229	(6) (7)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		183	181	181	(6) (7)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		116	(1)	(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment		S + 4.25%	08/06/31		66	—	(1)	(6) (7) (9)
Trystar, LLC	Electrical Equipment	8.07%	S + 4.25%	08/06/31		41	41	41	(6) (7)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components	8.65%	S + 4.75%	08/31/33		3,164	3,133	3,133	(6) (8)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		S + 4.75%	08/31/33		595	(3)	(3)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		S + 4.75%	08/31/33		516	(5)	(5)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		S + 4.75%	08/31/33		387	(2)	(2)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components		C + 4.75%	08/31/33	CAD	290	(1)	(1)	(6) (8) (9)
Otodata Holdings, Inc. (dba Otodata)	Electronic Equipment, Instruments & Components	7.04%	C + 4.75%	08/31/33	CAD	178	128	124	(6) (8)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.57%	S + 4.50%	12/31/32		3,547	3,531	3,511	(6) (7)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services		S + 4.50%	12/31/32		1,022	(3)	(10)	(6) (7) (9)
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	Energy Equipment & Services	8.57%	S + 4.50%	12/31/32		431	183	181	(6) (7) (9)
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 1.00% PIK)	04/02/29		18,876	18,242	9,485	(6) (7) (11)
Streamland Media Midco LLC	Entertainment	10.75%	S + 5.50% (Incl. 1.00% PIK)	04/02/29		4,458	4,458	4,458	(6) (7)
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 1.00% PIK)	04/02/29		2,663	2,606	1,338	(6) (7) (11)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%	12/06/29		17,321	17,214	17,234	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%	12/06/29		2,435	2,418	2,423	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		2,324	(13)	(12)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.86%	S + 5.00%	12/06/29		755	746	751	(6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29		463	(2)	(2)	(6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.88%	S + 5.00%	12/06/29		366	363	364	(6) (7)
Aria Systems, LLC	Financial Services	16.00%	P + 9.00% PIK	06/30/26		27,864	27,864	27,585	(6) (7) (12)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%	07/30/32		9,273	9,193	9,134	(6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%	07/30/32		$1,159	$1,149	$1,142	(6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.91%	S + 6.00%	01/25/28		1,038	685	679	(6) (7) (9)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.02%	S + 6.00%	01/25/28		962	957	950	(6) (7)
Computer Services, Inc.	Financial Services	8.57%	S + 4.50%	11/17/31		41,753	41,747	41,335	(6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		4,294	(9)	(43)	(6) (7) (9)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		2,668	(6)	(27)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	9.01%	S + 5.25%	08/08/31		26,716	26,490	26,249	(6) (7)
Fullsteam Operations LLC	Financial Services	9.02%	S + 5.25%	08/08/31		8,905	1,572	1,461	(6) (7) (9)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		2,968	(24)	(52)	(6) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.32%	S + 5.25%	05/25/28		27,282	27,180	23,736	(6) (7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.32%	S + 5.25%	05/25/28		2,382	2,374	2,071	(6) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.32%	S + 5.25%	05/25/28		679	677	591	(6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 7.50% (Incl. 4.50% PIK)	06/01/28		21,041	20,658	15,360	(6) (7) (11) (13)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 7.50% (Incl. 4.50% PIK)	06/01/28		4,419	4,332	3,226	(6) (7) (11) (13)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services	9.40%	S + 5.50%	09/26/30		16,673	16,535	16,506	(6) (7) (8)
Newtek Merchant Solutions, LLC (dba NewtekOne)	Financial Services		S + 5.50%	09/26/30		936	(7)	(9)	(6) (7) (8) (9)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services	9.15%	S + 5.25%	02/24/31		4,995	4,960	4,957	(6) (7)
Project Accelerate Parent, LLC (dba ABC Fitness)	Financial Services		S + 5.25%	02/24/31		730	(5)	(5)	(6) (7) (9)
Eagle Family Foods Group LLC	Food Products	8.48%	S + 4.75%	08/12/30		772	766	768	(6) (7)
Eagle Family Foods Group LLC	Food Products		S + 4.75%	08/12/30		101	(1)	(1)	(6) (7) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products	8.51%	S + 4.75%	09/01/33		2,471	2,446	2,446	(6)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	09/01/33		1,136	(6)	(6)	(6) (9)
Envero Midco 2 LLC (dba Sun World)	Food Products	7.32%	E + 4.75%	09/01/33	EUR	706	810	792	(6)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	09/01/33		454	(4)	(5)	(6) (9)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		13,665	13,554	13,391	(6) (7)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		1,069	205	192	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.82%	S + 4.75%	12/11/30		14,395	14,225	14,035	(6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,674	(18)	(42)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 5.00%	12/11/30		1,116	(8)	(17)	(6) (7) (9)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.07%	S + 5.00%	12/11/30		278	274	274	(6) (7)
Avanos Medical, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.00%	07/27/33		871	858	858	(6)
Avanos Medical, Inc.	Health Care Equipment & Supplies		S + 5.00%	07/27/33		129	(1)	(1)	(6) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27		9,969	9,949	8,972	(6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.13%	S + 6.00%	12/06/27		5,469	5,466	4,950	(6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27		4,692	4,693	4,223	(6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27		4,299	4,297	3,869	(6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27		2,269	2,264	2,042	(6) (7) (14)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.05%	E + 5.50%	11/28/31	EUR	10,215	10,627	11,336	(6) (7)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies		E + 5.50%	11/28/31		6,387	(51)	(128)	(6) (7) (9)
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	8.30%	E + 5.50%	11/28/31		5,128	4,587	4,563	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Hamilton Thorne, Inc.	Health Care Equipment & Supplies	9.27%	S + 5.50%	11/28/31	$3,760	$3,700	$3,685	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.47%	S + 5.40%	02/28/31	24,372	24,120	22,544	(6) (7)
Zeus Company LLC	Health Care Equipment & Supplies	9.47%	S + 5.40%	02/28/30	3,426	541	314	(6) (7) (9)
Zeus Company LLC	Health Care Equipment & Supplies	9.47%	S + 5.40%	02/28/31	2,253	2,229	2,084	(6) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	8.48%	S + 4.75%	12/03/29	20,955	20,770	20,745	(6) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	8.48%	S + 4.75%	12/03/29	9,326	9,255	9,233	(6) (7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.47%	S + 7.25%	05/31/29	2,866	2,860	2,859	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.47%	S + 7.25%	05/31/29	1,014	977	971	(7)
Bayside Opco, LLC (dba Pro-PT)	Health Care Providers & Services	11.22%	S + 7.00%	05/31/29	415	74	74	(7) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	21,590	20,733	18,027	(6) (7) (11)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	3,748	3,601	3,130	(6) (7) (11)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	2,228	2,141	1,860	(6) (7) (11)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.90%	S + 5.00%	08/07/31	2,536	2,514	2,511	(6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	221	(2)	(2)	(6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	99	(2)	(1)	(6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	9.83%	S + 5.75% (Incl. 4.04% PIK)	06/15/29	23,046	22,905	19,877	(6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	9.75%	S + 5.75%	06/15/29	369	367	319	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.92%	S + 5.75% PIK	08/28/28	21,146	21,006	17,128	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.92%	S + 5.75% PIK	08/28/28	2,226	2,211	1,803	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.92%	S + 5.75% PIK	08/26/27	1,753	1,747	1,420	(6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.60%	S + 5.75%	08/28/28	653	653	653	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28	2,721	2,689	2,694	(6) (7)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28	1,385	68	63	(6) (7) (9)
Highfive Dental Holdco, LLC	Health Care Providers & Services	9.75%	S + 5.75%	06/13/28	313	122	122	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	17,448	17,373	17,405	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	11,036	10,984	11,008	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	7,498	7,452	7,479	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	7,304	7,263	7,286	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	2,107	(8)	(5)	(6) (7) (9)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	23,541	21,700	17,362	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	12,569	11,586	9,270	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	9,679	8,922	7,138	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	6,899	6,360	5,088	(6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	3,871	3,578	2,855	(6) (7) (11) (12)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	30,145	30,145	22,308	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	8,344	8,344	6,174	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	6,667	6,667	4,934	(6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	1,789	1,789	1,324	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.48%	S + 4.75%	12/18/29	8,962	8,946	8,895	(6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29	634	(2)	(5)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
SpecialtyCare, Inc.	Health Care Providers & Services	8.57%	S + 4.75%	12/18/29	$312	$79	$78	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	4,250	1,437	1,409	(6) (7) (9)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	610	607	604	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	168	167	166	(6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	83	14	13	(6) (7) (9)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services		S + 7.00% PIK	03/18/27	895	793	239	(6) (7) (10) (11)
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	10.78%	S + 7.00% PIK	03/18/27	100	107	104	(6) (7) (10) (14)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology	8.01%	S + 4.25%	08/02/32	33,523	33,450	33,272	(6) (7)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32	11,363	(12)	(85)	(6) (7) (9)
AGS Health BCP Holdings, Inc. (dba AGS Health)	Health Care Technology		S + 4.25%	08/02/32	3,977	(8)	(30)	(6) (7) (9)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology	9.51%	S + 5.75%	08/28/30	39,130	38,488	38,739	(6) (7)
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	Health Care Technology		S + 5.75%	08/28/30	1,582	(25)	(16)	(6) (7) (9)
Experity, Inc.	Health Care Technology		S + 7.00% (Incl. 2.50% PIK)	02/22/30	1,315	(10)	(39)	(6) (7) (9)
Experity, Inc.	Health Care Technology	11.07%	S + 7.00% (Incl. 2.50% PIK)	02/22/30	611	608	593	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	3,809	3,775	3,752	(6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	472	(3)	(7)	(6) (7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.58%	S + 5.00%	05/11/29	322	319	317	(6) (7)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	240	142	90	(6) (7) (11)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32	5,348	5,326	5,214	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32	2,815	2,802	2,744	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32	1,251	1,245	1,220	(6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32	1,126	(5)	(28)	(6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.57%	S + 5.75%	09/30/31	22,988	22,788	22,528	(6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.65%	S + 5.75%	09/30/31	3,284	506	468	(6) (7) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.90%	S + 6.00%	12/30/26	56,720	56,656	56,295	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology		S + 6.00%	12/30/26	7,824	(5)	(59)	(6) (7) (9)
PlanSource Holdings, Inc.	Health Care Technology	9.90%	S + 6.00%	12/30/26	905	904	898	(6) (7)
PlanSource Holdings, Inc.	Health Care Technology	9.90%	S + 6.00%	12/30/26	905	904	898	(6) (7)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	25,875	25,261	21,088	(6) (7)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	5,699	5,657	4,645	(6) (7)
WebPT, Inc.	Health Care Technology	10.56%	S + 6.25%	01/18/30	2,617	277	(185)	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.61%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	2,270	2,253	1,850	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.82%	S + 4.75%	12/31/31	4,099	4,054	4,048	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.57%	S + 4.75%	12/31/31	652	645	644	(6) (7)
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	Hotels, Restaurants & Leisure	8.68%	S + 4.75%	12/31/31	217	150	149	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.73%	S + 5.00%	04/14/31	10,794	10,686	10,659	(6) (7)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure	8.73%	S + 5.00%	04/14/31	2,508	1,690	1,678	(6) (7) (9)
Supreme Fitness Group NY Holdings, LLC	Hotels, Restaurants & Leisure		S + 5.00%	04/14/31	1,261	(12)	(16)	(6) (7) (9)
CURiO Brands LLC	Household Products	8.90%	S + 5.00%	04/02/31	774	768	766	(6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	131	—	(1)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	$65	$(1)	$(1)	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33	3,678	3,661	3,659	(6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33	826	40	40	(6) (7) (9)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	413	(3)	(2)	(6) (7) (9)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	10.00%	10.00%	05/23/30	18,593	18,049	17,663	(6) (7)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	8,500	8,373	8,202	(6) (7)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	5,000	1,403	1,275	(6) (7) (9)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30	1,500	1,428	1,397	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	3,318	3,274	3,301	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	2,314	2,295	2,302	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services		S + 5.00%	10/02/29	1,297	(13)	(7)	(6) (7) (9)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	1,172	1,158	1,166	(6) (7)
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	IT Services	8.90%	S + 5.00%	10/02/29	881	211	215	(6) (7) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.57%	S + 4.50%	06/03/32	19,909	19,830	19,810	(6)
QBS Parent, Inc. (dba Quorum Software)	IT Services		S + 4.50%	06/03/32	2,009	(8)	(10)	(6) (9)
QBS Parent, Inc. (dba Quorum Software)	IT Services	8.57%	S + 4.50%	06/03/32	370	22	20	(6) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	3,818	3,811	3,780	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	1,742	1,735	1,725	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	439	(1)	(4)	(6) (7) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	366	363	362	(6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29	299	297	296	(6) (7)
Xactly Corporation	IT Services	10.11%	S + 6.25%	07/30/27	62,025	61,807	56,443	(6) (7)
Xactly Corporation	IT Services		S + 6.25%	07/30/27	3,874	(11)	(349)	(6) (7) (9)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.51%	S + 6.75%	07/18/28	4,088	4,041	3,802	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.52%	S + 6.75%	07/18/28	529	523	492	(6) (7)
Circustrix Holdings, LLC (dba SkyZone)	Leisure Products	10.51%	S + 6.75%	07/18/28	270	268	251	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.07%	S + 5.00%	06/30/32	14,464	14,340	14,320	(6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	2,684	(11)	(27)	(6) (7) (9)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.90%	S + 5.00%	06/30/32	2,236	250	246	(6) (7) (9)
Mandrake Bidco, Inc. (dba Miratech)	Machinery	8.32%	S + 4.50%	08/20/31	759	753	751	(6) (7)
Mandrake Bidco, Inc. (dba Miratech)	Machinery		S + 4.50%	08/20/30	138	(1)	(1)	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.65%	S + 4.75%	12/02/31	3,451	3,424	3,374	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.90%	S + 5.00%	12/02/31	1,000	159	154	(6) (7) (9)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.65%	S + 4.75%	12/02/31	901	893	881	(6) (7)
Paris US Holdco, Inc. (dba Precinmac)	Machinery	8.65%	S + 4.75%	12/02/31	452	12	6	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.82%	S + 4.75%	12/26/31	19,563	19,407	19,319	(6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.52%	S + 4.75%	12/26/31	5,074	1,225	1,186	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.72%	S + 4.75%	12/26/31	2,546	1,315	1,302	(6) (7) (9)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31	1,456	(14)	(18)	(6) (7) (9)
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery	8.57%	S + 4.50%	07/01/31	361	357	357	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	Machinery		S + 4.50%	07/01/30	$148	$(1)	$(1)	(6) (7) (8) (9)
Recorded Books Inc. (dba RBMedia)	Media	8.76%	S + 5.00%	09/03/30	12,863	12,680	12,734	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	8.82%	S + 5.00%	08/31/29	2,286	1,630	1,636	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media	8.84%	S + 5.00%	09/03/30	1,510	1,492	1,494	(6) (7)
Recorded Books Inc. (dba RBMedia)	Media	9.07%	S + 5.00%	09/03/30	973	885	889	(6) (7) (9)
Recorded Books Inc. (dba RBMedia)	Media	9.07%	S + 5.00%	09/03/30	405	400	401	(6) (7)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels	9.32%	S + 5.25%	06/30/31	3,696	3,649	3,640	(6) (7) (8)
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	Oil, Gas & Consumable Fuels		S + 5.25%	06/30/31	811	(5)	(12)	(6) (7) (8) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.32%	S + 7.25% (Incl. 7.57% PIK)	12/17/29	20,717	20,579	14,139	(6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.32%	S + 7.25% (Incl. 7.57% PIK)	06/18/29	1,295	1,288	884	(6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	9.07%	S + 5.00%	04/25/33	3,042	3,006	3,004	(6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%	04/25/33	1,000	(6)	(13)	(6) (7) (9)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	9.07%	S + 5.00%	04/25/33	902	891	891	(6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%	04/25/33	481	(6)	(6)	(6) (7) (9)
Diligent Corporation	Professional Services	8.81%	S + 5.00%	08/02/30	49,253	49,003	47,775	(6) (7)
Diligent Corporation	Professional Services	12.18%	S + 8.42% PIK	08/02/30	8,710	8,667	8,448	(6) (7)
Diligent Corporation	Professional Services	8.76%	S + 5.00%	08/02/30	7,450	3,839	3,651	(6) (7) (9)
Engage2Excel, Inc.	Professional Services	11.51%	S + 7.25%	07/02/29	812	805	792	(6) (7)
Engage2Excel, Inc.	Professional Services	12.01%	S + 7.25%	07/02/29	75	52	51	(6) (7) (9)
iCIMS, Inc.	Professional Services	9.57%	S + 5.75%	08/18/28	47,432	47,154	43,163	(6) (7)
iCIMS, Inc.	Professional Services	9.58%	S + 5.75%	08/18/28	4,199	1,865	1,512	(6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.62%	S + 5.75%	11/30/28	16,706	16,590	16,623	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.69%	S + 5.75%	11/30/28	16,433	16,323	16,351	(6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.75%	P + 4.75%	11/30/28	2,992	1,350	1,356	(6) (7) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	18,567	15,642	—	(6) (7) (10) (11)
Pluralsight, Inc.	Professional Services	8.40%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	9,866	9,806	8,781	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	6,046	—	(665)	(6) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.40%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,933	4,933	4,390	(6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,418	—	(266)	(6) (7) (9) (10)
Westwood Professional Services Inc.	Professional Services	8.57%	S + 4.50%	09/19/31	11,592	11,509	11,534	(6)
Westwood Professional Services Inc.	Professional Services	8.57%	S + 4.50%	09/19/31	1,503	1,492	1,495	(6)
Westwood Professional Services Inc.	Professional Services		S + 4.50%	09/19/31	1,479	(11)	(7)	(6) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.38%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	38,434	38,293	34,975	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.49%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	12,440	12,405	11,320	(6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.38%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,789	11,757	10,728	(6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	8.82%	S + 4.75%	02/10/28	33,648	33,628	32,302	(6)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
MRI Software LLC	Real Estate Mgmt. & Development	8.82%	S + 4.75%	02/10/28	$1,822	$1,305	$1,237	(6) (9)
MRI Software LLC	Real Estate Mgmt. & Development	8.82%	S + 4.75%	02/10/28	273	68	57	(6) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.26%	S + 6.50%	07/01/27	74,749	74,749	74,001	(6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.25%	S + 6.50%	07/01/27	7,987	3,423	3,343	(6) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.26%	S + 6.50%	07/01/27	6,091	6,060	6,030	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.54%	S + 6.00%	09/10/27	2,837	2,824	2,582	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	09/10/27	1,220	(5)	(110)	(6) (7) (9)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	2,295	2,271	2,266	(6) (7)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	2,232	2,209	2,204	(6) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	439	(4)	(6)	(6) (7) (9)
Acquia, Inc.	Software	9.88%	S + 6.00%	10/30/26	42,164	42,145	41,110	(6) (7)
Acquia, Inc.	Software	9.88%	S + 6.00%	10/30/26	10,554	10,549	10,290	(6) (7)
Acquia, Inc.	Software	9.90%	S + 6.00%	10/30/26	3,268	3,267	3,186	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.40%	S + 4.50%	08/29/31	7,167	7,113	7,042	(6) (7)
AI Titan Parent, Inc. (dba Prometheus)	Software		S + 4.50%	08/29/31	896	(6)	(16)	(6) (7) (9)
AI Titan Parent, Inc. (dba Prometheus)	Software	8.27%	S + 4.50%	08/29/31	538	319	313	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.12%	S + 7.00%	03/31/28	39,210	39,169	38,034	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.12%	S + 8.00%	03/31/28	13,403	13,392	13,158	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.12%	S + 8.00%	03/31/28	12,500	12,500	12,281	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.12%	S + 8.00%	03/31/28	6,600	6,600	6,484	(6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.12%	S + 7.00%	03/31/28	4,570	3,652	3,519	(6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.12%	S + 8.00%	03/31/28	2,339	2,339	2,298	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	2,861	2,816	2,832	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	188	186	186	(6) (7)
Arrow Buyer, Inc. (dba Archer Technologies)	Software	9.07%	S + 5.00%	07/01/30	182	178	180	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software	8.22%	S + 4.15%	07/28/31	10,567	10,488	10,408	(6) (7)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/28/31	2,586	(9)	(39)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	1,256	(8)	(19)	(6) (7) (9)
Artifact Bidco, Inc. (dba Avetta)	Software		S + 4.15%	07/26/30	591	(4)	(9)	(6) (7) (9)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.57%	S + 5.50% (Incl. 3.00% PIK)	07/14/31	605	600	591	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.57%	S + 5.50% (Incl. 3.00% PIK)	07/14/31	288	286	281	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software	9.57%	S + 5.50% (Incl. 3.00% PIK)	07/14/31	149	148	146	(6) (7) (8)
Aurora Acquireco, Inc. (dba AuditBoard)	Software		S + 5.50% (Incl. 3.00% PIK)	07/14/31	114	(1)	(3)	(6) (7) (8) (9)
Clearwater Analytics, LLC	Software	8.40%	S + 4.50%	06/27/33	56,310	56,036	56,028	(6) (7)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	10,428	(25)	(52)	(6) (7) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	4,397	(21)	(22)	(6) (7) (9)
Clearwater Analytics, LLC	Software		S + 4.50%	06/27/33	2,381	(11)	(12)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity		Par(5)	Cost	Fair Value	Footnotes
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29		$3,848	$3,843	$3,809	(6) (7)
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29		655	654	648	(6) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	04/02/29		393	—	(4)	(6) (7) (9)
Crewline Buyer, Inc. (dba New Relic)	Software	10.57%	S + 6.75%	11/08/30		3,631	3,569	3,449	(6) (7)
Crewline Buyer, Inc. (dba New Relic)	Software		S + 6.75%	11/08/30		363	(5)	(18)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software	8.40%	S + 4.50%	12/20/32		3,990	3,976	3,930	(6) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		675	(1)	(10)	(6) (7) (9)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32		335	(1)	(5)	(6) (7) (9)
Gainsight, Inc.	Software	9.48%	S + 5.50%	07/30/27		29,079	28,999	28,788	(6) (7)
Gainsight, Inc.	Software		S + 5.50%	07/30/27		5,708	(14)	(57)	(6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.57%	S + 5.75% (Incl. 2.25% PIK)	01/17/31		12,017	11,939	11,957	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.07%	S + 5.25% (Incl. 2.25% PIK)	01/17/31		2,799	2,782	2,736	(6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31		1,645	(10)	(12)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software	8.40%	S + 4.50%	03/12/32		796	789	784	(6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		104	—	(2)	(6) (7) (9)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32		79	(1)	(1)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.32%	S + 4.25%	09/27/32		27,938	27,758	27,239	(6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/27/32		4,493	(21)	(112)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31		3,164	(20)	(79)	(6) (7) (9)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31		1,424	(9)	(36)	(6) (7) (9)
ML Holdco, LLC (dba MeridianLink)	Software	8.07%	S + 4.25%	10/25/32		12,786	12,728	12,594	(6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	8.15%	S + 4.25%	10/25/32		3,326	99	57	(6) (7) (9)
NC Topco, LLC (dba NContracts)	Software	8.26%	S + 4.50%	09/02/31		25,125	24,937	24,811	(6) (7)
NC Topco, LLC (dba NContracts)	Software	8.26%	S + 4.50%	09/02/31		7,167	7,109	7,078	(6) (7)
NC Topco, LLC (dba NContracts)	Software		S + 4.50%	09/02/31		2,889	(20)	(36)	(6) (7) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	9.31%	N + 4.75%	05/03/29	NOK	53,835	5,038	5,537	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		31,667	31,667	31,350	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		21,786	21,732	21,568	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		7,214	7,214	7,142	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.49%	S + 4.75%	05/03/29		5,100	5,087	5,049	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software		S + 4.75%	05/03/29		4,836	(11)	(48)	(6) (7) (8) (9)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	SN + 4.75%	05/03/29	GBP	2,456	3,123	3,224	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.48%	S + 4.75%	05/03/29		661	661	654	(6) (7) (8)
North Star Acquisitionco, LLC (dba Everway)	Software	8.59%	S + 4.75%	05/03/29		529	479	473	(6) (7) (8) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.95%	S + 5.05% (Incl. 2.68% PIK)	04/01/33		3,153	3,131	3,129	(6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33		1,333	(5)	(10)	(6) (7) (9)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33		556	(4)	(4)	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Maturity	Par(5)	Cost	Fair Value	Footnotes
Runway Bidco, LLC (dba Redwood Software)	Software	8.57%	S + 4.50%	12/17/31	$12,014	$11,918	$11,894	(6) (7)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	3,030	(11)	(30)	(6) (7) (9)
Runway Bidco, LLC (dba Redwood Software)	Software		S + 4.50%	12/17/31	1,515	(11)	(15)	(6) (7) (9)
Singlewire Software, LLC	Software	8.82%	S + 4.75%	05/10/30	1,873	1,858	1,855	(6) (7)
Singlewire Software, LLC	Software	8.82%	S + 4.75%	05/10/30	681	668	675	(6) (7)
Singlewire Software, LLC	Software		S + 4.75%	05/10/30	252	(3)	(3)	(6) (7) (9)
Smarsh, Inc.	Software	9.07%	S + 5.00%	02/16/29	35,000	34,789	33,775	(6) (7)
Smarsh, Inc.	Software	8.83%	S + 5.00%	02/16/29	5,000	2,442	2,292	(6) (7) (9)
Smarsh, Inc.	Software		S + 5.00%	02/16/29	3,333	(7)	(117)	(6) (7) (9)
Smarsh, Inc.	Software	9.07%	S + 5.00%	02/16/29	3,333	718	623	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	52,289	51,902	51,635	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	12,054	11,999	11,904	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	8,744	1,293	1,236	(6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	1,312	1,309	1,296	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software	8.57%	S + 4.50%	01/30/32	16,014	15,884	15,773	(6) (7)
Vamos Bidco, Inc. (dba VIP)	Software	8.34%	S + 4.50%	01/30/32	6,752	1,986	1,921	(6) (7) (9)
Vamos Bidco, Inc. (dba VIP)	Software	8.53%	S + 4.50%	01/30/32	2,027	1,201	1,186	(6) (7) (9)
Reveal Midco, LLC (dba Tactacam)	Specialty Retail	9.48%	S + 5.50%	09/17/32	923	905	905	(6)
Reveal Midco, LLC (dba Tactacam)	Specialty Retail		S + 5.50%	09/17/31	77	(2)	(2)	(6) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31	3,946	334	327	(6) (7) (9)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31	2,889	2,847	2,846	(6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31	252	(3)	(4)	(6) (7) (9)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors	9.32%	S + 5.25%	07/31/32	784	773	773	(6)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors		S + 5.25%	07/31/32	129	(1)	(1)	(6) (9)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors	9.32%	S + 5.25%	07/31/32	58	16	16	(6) (9)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors		S + 5.25%	07/31/32	28	—	—	(6) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.07%	S + 5.25%	12/31/29	26,336	26,097	22,780	(6) (7)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.08%	S + 5.25%	12/31/29	2,988	1,109	732	(6) (7) (9)
NCWS Intermediate, Inc. (dba National Carwash Solutions)	Trading Companies & Distributors	9.07%	S + 5.25%	12/31/29	207	205	179	(6) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	8.82%	S + 4.75%	04/09/30	24,754	24,726	24,444	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.73%	S + 5.00%	01/24/33	12,336	12,222	12,213	(6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.87%	S + 5.00%	01/24/33	2,169	1,499	1,494	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.75%	S + 5.00%	01/24/33	2,088	368	366	(6) (7) (9)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	522	(5)	(5)	(6) (7) (9)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	10,622	10,528	10,436	(6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.79%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	3,820	3,785	3,754	(6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.75% (Incl. 2.62% PIK)	12/06/32	1,429	(13)	(25)	(6) (7) (9)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75%	12/06/32	1,000	200	195	(6) (7) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Interest Rate(4)	Reference Rate and Spread(4)	Initial Acquisition Date	Maturity	Par(5)	Cost	Fair Value	Footnotes
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.17%	S + 5.25%		03/31/27	$3,922	$3,876	$3,858	(6) (7) (9)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%		03/31/27	3,912	3,901	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%		03/31/27	3,912	3,901	3,873	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%		03/31/27	2,445	2,438	2,421	(6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%		03/31/27	490	(1)	(5)	(6) (7) (9)
Total 1st Lien/Senior Secured Debt							2,673,956	2,543,642
1st Lien/Last-Out Unitranche - 4.0%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$18,410	$14,791	$—	(6) (7) (11) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%		07/07/28	19,454	19,266	19,211	(6) (7) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%		07/07/28	11,605	11,604	11,459	(6) (7) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%		07/07/28	4,708	4,671	4,649	(6) (7) (15)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.90%	S + 5.00%		06/02/31	570	563	563	(6) (7) (15)
Everest Portfolio Company, LLC	Wireless Telecommunication Services	8.90%	S + 5.00%		06/02/31	430	55	55	(6) (7) (9) (15)
K2 Towers III, LLC	Wireless Telecommunication Services	8.45%	S + 4.67%		12/06/28	12,609	11,017	10,958	(6) (7) (9) (15)
Octagon Towers LLC	Wireless Telecommunication Services	9.06%	S + 4.98%		09/04/28	6,658	5,487	5,453	(6) (7) (9) (15)
Total 1st Lien/Last-Out Unitranche							67,454	52,348
2nd Lien/Senior Secured Debt - 3.9%
MPI Engineered Technologies, LLC	Automobile Components		S + 17.00% PIK	01/15/20	11/17/25	$25,558	$20,012	$6,390	(7) (11) (12) (16)
Wine.com, LLC	Beverages		S + 12.00% PIK		04/01/28	15,120	14,613	5,972	(6) (7) (11)
Wine.com, LLC	Beverages		S + 12.00% PIK		04/01/28	4,159	3,208	4,408	(6) (7) (9) (11) (17)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00%		11/12/29	16,576	16,131	16,079	(6) (7)
Chase Industries, Inc. (dba Senneca Holdings)	Building Products	10.00%	10.00% PIK		11/12/29	16,204	14,501	14,583	(6) (7)
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	16,360	—	—	(6) (7) (18)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,621	4,216	—	(6) (7) (18)
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services	9.15%	S + 5.25%		05/01/34	3,838	3,801	3,800	(6) (7)
Total 2nd Lien/Senior Secured Debt							76,482	51,232
Unsecured Debt - 0.7%
Wine.com, Inc.	Beverages		S + 15.00% PIK		04/01/28	$47,884	$—	$—	(6) (7) (11) (17)
Wine.com, Inc.	Beverages		S + 15.00% PIK		04/01/28	27,619	6,488	—	(6) (7) (11) (17)
Wine.com, Inc.	Beverages		S + 15.00% PIK		04/01/28	16,795	15,230	—	(6) (7) (11)
Bayside Parent, LLC (dba Pro-PT)	Health Care Providers & Services	14.22%	S + 10.00% PIK		05/31/29	1,523	1,489	1,443	(7)
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	8,247	7,072	7,175	(7) (16) (18)
Total Unsecured Debt							30,279	8,618
Total United States							$2,848,171	$2,655,840
Total Debt Investments							$3,019,507	$2,825,709

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment(1)(2)	Industry(3)	Initial Acquisition Date	Shares(5)	Cost	Fair Value	Footnotes
Equity Securities - 2.5%
Canada - 0.0%
Common Stock - 0.0%
Prairie Provident Resources, Inc.	Oil, Gas & Consumable Fuels	01/31/14	119,332	$9,237	$26	(8) (16) (18)
Total Common Stock				9,237	26
Total Canada				$9,237	$26
United States - 2.5%
Common Stock - 1.0%
VisionSafe Parent, LLC	Aerospace & Defense	04/19/24	610	$610	$669	(6) (7) (16) (18)
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	252,754	—	—	(6) (7) (10) (16) (18)
Elah Holdings, Inc.	Capital Markets	05/09/18	111,650	5,238	4,987	(6) (7) (10) (16) (18)
3SI Topco, LLC (dba 3Si Security Systems)	Commercial Services & Supplies	09/04/26	105,898	—	—	(7) (10) (16) (18)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	04/26/24	2,116,564	2,117	2,036	(6) (7) (16) (18)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,100	1,100	1,542	(6) (7) (10) (16) (18)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	23,400	2,340	2,399	(6) (7) (16) (18)
Iracore International Holdings, Inc.	Energy Equipment & Services	04/13/17	28,898	7,003	948	(7) (10) (16) (18)
Streamland Media Holdings LLC	Entertainment	03/31/25	159,126	6,393	—	(6) (7) (16) (18)
PPT Management Holdings, LLC (dba Pro-PT)	Health Care Providers & Services	05/31/23	1,293	—	214	(7) (16) (18)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	731,038	—	—	(7) (10) (16) (18)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	9	—	—	(6) (7) (16) (18)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,355	3,406	789	(6) (7) (16) (18)
Pluralsight, Inc.	Professional Services	08/22/24	4,836,698	13,167	—	(6) (7) (10) (16) (18)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	29,326	2,933	62	(6) (7) (16) (18)
Total Common Stock				44,307	13,646

Preferred Stock - 1.5%
Wine.com, LLC	Beverages	11/14/18	535,226	$8,225	$—	(6) (7) (16) (18)
Wine.com, LLC	Beverages	03/03/21	124,040	3,066	—	(6) (7) (16) (18)
3SI Topco, LLC (dba 3Si Security Systems)	Commercial Services & Supplies	09/04/26	105,898	—	—	(7) (10) (16) (18)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	759	100	145	(6) (7) (16) (18)
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	Diversified Consumer Services	01/09/26	107,892	108	112	(6) (7) (16) (18)
SDB HOLDCO, LLC (dba Specialty Dental Brands)	Health Care Providers & Services	03/29/24	354,698	113	—	(7) (10) (16) (18)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(6) (7) (16) (18) (19)
Khoros, LLC (fka Lithium Technologies, Inc.)	Interactive Media & Services	05/23/25	202,383	8,698	2,874	(6) (7) (16) (18)
CloudBees, Inc.	Software	11/24/21	1,152,957	12,899	15,079	(6) (7) (16) (18)
Total Preferred Stock				33,209	18,210
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	333,980	$1,849	$369	(6) (7) (16) (18)
Total Warrants				1,849	369
Total United States				$79,365	$32,225
Total Equity Securities				$88,602	$32,251
Total Investments - 219.8%				$3,108,109	$2,857,960
Investments in Affiliated Money Market Fund - 5.8%
United States - 5.8%
Goldman Sachs Central Government Fund - Institutional Shares			74,877,604	$74,878	$74,878	(20) (21)
Total United States				$74,878	$74,878
Total Investments in Affiliated Money Market Fund				$74,878	$74,878
Total Investments and Investments in Affiliated Money Market Fund - 225.6%				$3,182,987	$2,932,838

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
Assets are pledged as collateral for the Revolving Credit Facility. See Note 6 “Debt”.
(3)
For Industry subtotal and percentage, see Note 4 “Investments.”
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, (“S”), SONIA (“SN”), NIBOR (“N”), CORRA (“C”), BBSY ("B") or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2026, 3 month E was 2.62%, 1 month S was 3.91%, 3 month S was 4.08%, 6 month S was 4.27%, 3 month SN was 3.73%, 3 month C was 2.43%, 3 month N was 4.80%, 1 month B was 4.60% and P was 7.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act (as defined below). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, the aggregate fair value of these non-qualifying assets is $346,073 or 11.6% of the Company’s total assets.
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
(16)
Securities exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security”. As of September 30, 2026, the aggregate fair value of these securities is $45,816 or 3.5% of the Company's net assets. The initial acquisition dates have been included for such securities.
(17)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $2,167 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2026, the interest rate in effect for the secured borrowing was S + 12.00% PIK and S + 15.00% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies”.
(18)
Non-income producing security.
(19)
Share amount rounds to less than 1.
(20)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(21)
The annualized seven-day yield as of September 30, 2026 is 3.97%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs BDC, Inc.

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	GBP 2,161	USD 2,863	10/15/26	$3
Bank of America, N.A.	USD 2,865	GBP 2,161	10/15/26	—
Bank of America, N.A.	USD 2,864	GBP 2,161	01/15/27	(3)
Total Foreign Currency Forward Contracts				$—

Interest Rate Swaps

Counterparty	Hedged Item	Company Receives	Company Pays	Frequency	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	2027 Notes	6.375%	S + 2.799%	Semiannual	03/11/27	$400,000	$(1,042)	$—	$(1,042)
BNP Paribas	2029 Notes	5.100%	S + 1.598%	Semiannual	12/28/28	400,000	(10,903)	—	(10,903)
Bank of America, N.A.	2030 Notes	5.650%	S + 2.360%	Semiannual	08/09/30	400,000	(21,621)	—	(21,621)
Total Interest Rate Swaps						$1,200,000	$(33,566)	$—	$(33,566)

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
(16)
The Company sold a participating interest of the portfolio company’s second lien senior secured loan and unsecured debt. As the transaction did not qualify for sale accounting in accordance with GAAP (as defined in Note 2 “Significant Accounting Policies”), the Company recorded a corresponding $3,366 secured borrowing at fair value, which is included in “secured borrowings” in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the interest rate in effect for the secured borrowing was 16.15% and S + 15% PIK for the second lien senior secured loan and unsecured debt, respectively. See Note 2 “Significant Accounting Policies”.
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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.
ORGANIZATION

Goldman Sachs BDC, Inc. (the “Company,” which term refers to either Goldman Sachs BDC, Inc. or Goldman Sachs BDC, Inc., together with its consolidated subsidiaries, as the context may require) was initially established as Goldman Sachs Liberty Harbor Capital, LLC, a single member Delaware limited liability company (“SMLLC”), on September 26, 2012 and commenced operations on November 15, 2012 with The Goldman Sachs Group, Inc. (“GS Group Inc.”) as its sole member. On March 29, 2013, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act. Effective April 1, 2013, the Company converted from a SMLLC to a Delaware corporation. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 26, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Prepayment premiums	$—	$—	$253	$655
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,188	$3,506	$4,830	$8,592

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

At times, Goldman Sachs, GSAM or their affiliates earn fees for transaction services provided to portfolio companies that are non-recurring and non-refundable. For certain transactions, where the Company participates as a co-lender, Goldman Sachs, GSAM or their affiliates may share a portion of the fees with the Company. For further details, see Note 3 “Significant Agreements and Related Party Transactions — Co-Investment Activity.” The fees are capitalized into the loan balance and recognized over the life of the loan when deemed yield enhancing, otherwise, they are recorded as “Other Income” when earned. For the three and nine months ended September 30, 2026, Goldman Sachs, GSAM or their affiliates shared a portion of fees with the Company in the amount of $0 and $809 which are included in Other Income in the Consolidated Statements of Operations. No portions of such amounts were capitalized into a loan balance and recognized over the life of the loan. For the three and nine months ended September 30, 2025, no such fees were shared with the Company.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Acquisition Accounting

On October 12, 2020, the Company completed its merger (the “Merger”) with Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2020. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, the investments were marked to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation in the Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired was amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2026 was $284 and $1,038. Amortization income of the Purchase Discount for the three and nine months ended September 30, 2025 was $450 and $2,256. The Purchase Discount allocated to equity investments acquired is not amortized over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. As of September 30, 2026, the Purchase Discount has been fully amortized.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had certain investments held in 11 portfolio companies on non-accrual status, which represented 7.3% and 4.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in nine portfolio companies on non-accrual status, which represented 2.8% and 1.9% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (the “Custodian”). As of September 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $8,627 and $43,211. Foreign currency of $860 and $4,896 (acquisition costs of $864 and $4,817) is included in cash as of September 30, 2026 and December 31, 2025.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included in the net change in unrealized gains (losses) from foreign currency translations in the Consolidated Statements of Operations.

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

Derivatives

The Company recognizes its derivatives at fair value. The unrealized appreciation (depreciation) on derivatives is recorded on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) and net of cash collateral received and posted in the Consolidated Statements of Assets and Liabilities when a legal right of setoff exists under an enforceable netting agreement. The net derivative asset or liability position is included in the Consolidated Statements of Assets and Liabilities as Unrealized appreciation on derivatives or Unrealized depreciation on derivatives, as applicable. Any over-collateralized amounts posted or received are included in the Consolidated Statements of Assets and Liabilities in Other assets or Accrued expenses and other liabilities. Notional amounts and fair market values of derivatives are presented separately in the Consolidated Schedules of Investments.

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2026, the Company accrued excise taxes of $884 and $2,710. As of September 30, 2026, $2,930 of accrued excise taxes remained payable. For the three and nine months ended September 30, 2025, the Company accrued excise taxes of $907 and $3,120.

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

Deferred Financing and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility are presented separately as an asset in the Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes are presented net against the outstanding debt balance in the Consolidated Statements of Assets and Liabilities.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Offering Costs

Offering costs consist of fees and expenses incurred in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.

Secured Borrowings

The Company may enter into sales agreements to participate all or a portion of its investments to third parties. Under Topic 860, Transfers and Servicing (“ASC 860”), certain loan sales do not qualify for sale accounting because these sales do not meet the definition of a “participating interest” as defined in the guidance, in order for sale treatment to be allowed. Sales that do not meet the definition of a participating interest or are not eligible for sales accounting remain as an investment in the Consolidated Statements of Assets and Liabilities as required under GAAP and the proceeds are recorded as secured borrowing. Secured borrowings are carried at fair value and have been categorized as Level 3 within the fair value hierarchy.

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officers. The CODM uses Net increase (decrease) in net assets from operations in the Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluating the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Assets and Liabilities as "Total assets" and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

3.
SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.00% (0.25% per quarter) of the average of the values of the Company’s gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser, if any, for any affiliated money market funds in which the Company invests.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2026, Management Fees amounted to $7,677 and $24,122. As of September 30, 2026, $7,677 remained payable. For the three and nine months ended September 30, 2025, Management Fees amounted to $8,179 and $25,268.

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

For the three and nine months ended September 30, 2026, Incentive Fees based on income amounted to $0 and $12,438. As of September 30, 2026, $0 remained payable. For the three and nine months ended September 30, 2025, Incentive Fees based on income amounted to $7,051 and $22,381.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $467 and $1,462. As of September 30, 2026, $341 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $509 and $1,556.

Transfer Agent Fees

The Company has entered into a transfer agency and services agreement pursuant to which Computershare Trust Company, N.A. serves as the Company’s transfer agent (the “Transfer Agent”), dividend agent and registrar. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $9 and $22. As of September 30, 2026, $3 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $10 and $24.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Affiliates

GS Group Inc., together with certain of its subsidiaries, owned 5.8% of the outstanding shares of the Company’s common stock as of September 30, 2026 and December 31, 2025. The table below presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, PIK and Other Income
For the Nine Months Ended September 30, 2026
Controlled Affiliates
MerchantWise Solutions, LLC (dba HungerRush)	$—	$20,136	$—	$—	$(1,550)	$18,586	$—
Total Controlled Affiliates	$—	$20,136	$—	$—	$(1,550)	$18,586	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$35,724	$768,942	$(804,666)	$—	$—	$—	$482
Goldman Sachs Central Government Fund - Institutional Shares	—	135,842	(60,964)	—	—	74,878	49
3SI Topco, LLC (dba 3Si Security Systems)	—	9,346	—	—	—	9,346	—
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,574	—	(12,633)	—	1,059	—	—
Elah Holdings, Inc.	5,396	—	—	—	(409)	4,987	—
Iracore International Holdings, Inc.	2,728	—	—	—	(1,780)	948	—
MedeAnalytics Group Holdings, LLC	158	—	(142)	—	(16)	—	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	23,184	127	(147)	—	(163)	23,001	1,815
Thrasio Holdings, Inc.	18,908	5,364	(22,950)	—	(923)	399	6,637
SDB HOLDCO, LLC (dba Specialty Dental Brands)	602	9	(1)	—	(267)	343	12
Pluralsight, Inc.	27,494	202	(109)	—	(15,347)	12,240	965
Total Non-Controlled Affiliates	$125,768	$919,832	$(901,612)	$—	$(17,846)	$126,142	$9,960
Total Affiliates	$125,768	$939,968	$(901,612)	$—	$(19,396)	$144,728	$9,960
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$25,238	$1,280,435	$(1,269,949)	$—	$—	$35,724	$785
RPC ABC Investment Holdings LLC (dba ABC Plumbing)	11,551	1,595	(543)	—	(1,029)	11,574	1,135
Animal Supply Holdings, LLC	—	—	—	(22,902)	22,902	—	—
Conergy Asia & ME Pte. LTD	—	—	—	(6,355)	6,355	—	—
Elah Holdings, Inc.	5,396	—	—	—	—	5,396	—
Iracore International Holdings, Inc.	7,015	—	(1,502)	—	(2,785)	2,728	177
Kawa Solar Holdings Limited	741	—	(614)	(4,567)	4,440	—	—
MedeAnalytics Group Holdings, LLC	156	—	—	—	2	158	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	21,130	4,262	(1,892)	—	(316)	23,184	2,458
Thrasio Holdings, Inc.	17,738	901	—	—	269	18,908	770
SDB HOLDCO, LLC (dba Specialty Dental Brands)	814	51	(1)	—	(262)	602	63
Pluralsight, Inc.	42,214	1,812	(73)	—	(16,459)	27,494	2,932
Total Non-Controlled Affiliates	$131,993	$1,289,056	$(1,274,574)	$(33,824)	$13,117	$125,768	$8,320

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred into this affiliate category at the beginning of the period the transfer occurred.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred out of this affiliate category at the beginning of the period the transfer occurred.

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2026 and December 31, 2025, there were $2,352 and $2,213 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.
INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,845,292	$2,713,511	$3,088,308	$3,028,788
1st Lien/Last-Out Unitranche	67,454	52,348	138,148	135,156
2nd Lien/Senior Secured Debt	76,482	51,232	50,613	47,914
Unsecured Debt	30,279	8,618	29,603	8,476
Preferred Stock	33,209	18,210	33,101	26,426
Common Stock	53,544	13,672	53,544	14,714
Warrants	1,849	369	1,849	247
Total	$3,108,109	$2,857,960	$3,395,166	$3,261,721

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2026				December 31, 2025
Industry	Fair Value		Net Assets		Fair Value		Net Assets
Software	21.8%		48.0%		17.6%		40.2%
Health Care Providers & Services	8.4		18.4		8.8		20.2
Diversified Consumer Services	7.7		17.0		6.1		14.0
Health Care Technology	7.7		16.8		8.4		19.3
Commercial Services & Supplies	7.5		16.6		7.4		16.9
Financial Services	7.4		16.2		7.7		17.6
Professional Services	6.9		15.1		6.8		15.6
Real Estate Mgmt. & Development	6.1		13.4		5.3		12.0
IT Services	4.7		10.3		4.4		10.2
Trading Companies & Distributors	2.7		6.0		3.2		7.3
Health Care Equipment & Supplies	2.5		5.3		2.9		6.7
Containers & Packaging	1.9		4.1		1.7		3.8
Machinery	1.5		3.2		1.6		3.7
Oil, Gas & Consumable Fuels	1.3		2.8		1.1		2.6
Wireless Telecommunication Services	1.2		2.7		3.1		7.2
Construction & Engineering	1.2		2.6		1.0		2.3
Food Products	1.1		2.4		1.0		2.4
Building Products	1.1		2.4		0.5		1.0
Chemicals	1.0		2.1		1.0		2.3
Air Freight & Logistics	0.9		2.1		0.4		0.9
Aerospace & Defense	0.9		2.0		0.7		1.5
Interactive Media & Services	0.7		1.6		0.8		1.9
Hotels, Restaurants & Leisure	0.6		1.3		0.5		1.2
Media	0.6		1.3		0.3		0.7
Entertainment	0.5		1.2		1.9		4.3
Pharmaceuticals	0.5		1.2		0.5		1.2
Beverages	0.4		0.8		0.6		1.5
Automobile Components	0.2		0.4		0.3		0.6
Capital Markets	0.2		0.4		0.2		0.4
Energy Equipment & Services	0.2		0.4		0.2		0.4
Leisure Products	0.2		0.3		0.1		0.3
Consumer Staples Distribution & Retail	0.1		0.3		0.1		0.3
Insurance	0.1		0.3		—	(1)	0.1
Electronic Equipment, Instruments & Components	0.1		0.2		—		—
Textiles, Apparel & Luxury Goods	0.1		0.2		0.7		1.7
Specialty Retail	—	(1)	0.1		0.8		1.7
Electrical Equipment	—	(1)	0.1		—	(1)	—	(1)
Independent Power and Renewable Electricity Producers	—	(1)	0.1		1.6		3.7
Household Products	—	(1)	0.1		—	(1)	0.1
Communications Equipment	—	(1)	—	(1)	0.1		0.1
Broadline Retail	—	(1)	—	(1)	0.6		1.3
Total	100.0%		219.8%		100.0%		229.2%

(1)
Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2026	December 31, 2025
United States	94.1%	94.8%
Canada	3.6	3.2
United Kingdom	1.7	1.5
India	0.6	0.5
Total	100.0%	100.0%

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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy:

	September 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$19,820	$2,693,691	$2,713,511	$—	$54,142	$2,974,646	$3,028,788
1st Lien/Last-Out Unitranche	—	—	52,348	52,348	—	—	135,156	135,156
2nd Lien/Senior Secured Debt	—	—	51,232	51,232	—	—	47,914	47,914
Unsecured Debt	—	—	8,618	8,618	—	—	8,476	8,476
Preferred Stock	—	—	18,210	18,210	—	—	26,426	26,426
Common Stock	26	—	13,646	13,672	52	—	14,662	14,714
Warrants	—	—	369	369	—	—	247	247
Affiliated Money Market Fund	74,878	—	—	74,878	35,724	—	—	35,724
Unrealized appreciation on interest rate swaps	—	—	—	—	—	607	—	607
Unrealized appreciation on foreign currency forward contracts	—	3	—	3	—	—	—	—
Total Assets	$74,904	$19,823	$2,838,114	$2,932,841	$35,776	$54,749	$3,207,527	$3,298,052
Liabilities
Unrealized depreciation on interest rate swaps	$—	$(33,566)	$—	$(33,566)	$—	$(3,570)	$—	$(3,570)
Unrealized depreciation on foreign currency forward contracts	—	(3)	—	(3)	—	(252)	—	(252)
Total Liabilities	$—	$(33,569)	$—	$(33,569)	$—	$(3,822)	$—	$(3,822)

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,451,203	Discounted cash flows	Discount Rate	8.8% - 34.9%	12.2%
	$163,530	Comparable multiples	EV/EBITDA(6)	5.0x - 10.0x	8.3x
	$90	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$52,348	Discounted cash flows	Discount Rate	9.7% - 12.8%	11.8%
2nd Lien/Senior Secured Debt	$37,210	Discounted cash flows	Discount Rate	10.3% - 13.4%	11.9%
	$2,556	Comparable multiples	EV/EBITDA(6)	—	4.5x
	$7,632	Comparable multiples	EV/Revenue	—	0.3x
	$3,834	Collateral analysis	Recovery Rate	—	24.0%
Unsecured Debt	$8,618	Discounted cash flows	Discount Rate	17.1% - 21.2%	20.5%
Equity
Preferred Stock	$2,874	Discounted cash flows	Discount Rate	—	41.4%
	$257	Comparable multiples	EV/EBITDA(6)	9.7x - 12.5x	11.3x
	$15,079	Comparable multiples	EV/Revenue	—	2.6x
Common Stock	$4,987	Discounted cash flows	Discount Rate	—	29.8%
	$7,870	Comparable multiples	EV/EBITDA(6)	4.0x - 12.5x	9.8x
	$789	Comparable multiples	EV/Revenue	—	6.8x
Warrants	$369	Comparable multiples	EV/Revenue	—	2.6x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,637,872	Discounted cash flows	Discount Rate	7.9% - 21.4%	10.5%
	$13,278	Collateral analysis	Recovery Rate	—	75.3%
	$66,612	Comparable multiples	EV/EBITDA(6)	4.8x - 10.0x	7.2x
	$158	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$70,050	Discounted cash flows	Discount Rate	8.1% - 11.3%	9.9%
	$11,833	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$20,970	Discounted cash flows	Discount Rate	19.3% - 23.6%	22.2%
	$26,944	Comparable multiples	EV/EBITDA(6)	3.7x - 9.0x	6.9x
Unsecured Debt	$8,476	Discounted cash flows	Discount Rate	14.7% - 26.7%	16.5%
Equity
Preferred Stock	$8,682	Discounted cash flows	Discount Rate	—	20.6%
	$127	Comparable multiples	EV/EBITDA(6)	—	13.0x
	$17,617	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$5,396	Discounted cash flows	Discount Rate	—	28.5%
	$8,468	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	7.5x
	$798	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$247	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of September 30, 2026, included within the fair value of Level 3 assets of $2,838,114 is an amount of $78,868 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $2,549,379 or 90.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(2)	Net Amortization of Premium/ Discount	Transfers In(3)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2026
1st Lien/Senior Secured Debt	$2,974,646	$337,758	$(5,250)	$(72,252)	$(584,966)	$9,744	$34,011	$—	$2,693,691	$(78,467)
1st Lien/Last-Out Unitranche	135,156	7,075	(212)	(12,113)	(77,758)	200	—	—	52,348	(12,033)
2nd Lien/Senior Secured Debt	47,914	35,351	21,504	(22,551)	(31,548)	562	—	—	51,232	(17,351)
Unsecured Debt	8,476	1,602	—	(534)	(1,346)	420	—	—	8,618	(534)
Preferred Stock	26,426	108	—	(8,324)	—	—	—	—	18,210	(8,324)
Common Stock	14,662	—	—	(1,016)	—	—	—	—	13,646	(1,016)
Warrants	247	—	—	122	—	—	—	—	369	122
Total Assets	$3,207,527	$381,894	$16,042	$(116,668)	$(695,618)	$10,926	$34,011	$—	$2,838,114	$(117,603)
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$3,136,683	$689,005	$(94,761)	$69,242	$(840,749)	$15,633	$—	$—	$2,975,053	$(15,988)
1st Lien/Last-Out Unitranche	165,905	28,184	—	(22)	(101,478)	1,216	—	—	93,805	(2,571)
2nd Lien/Senior Secured Debt	46,786	2,229	(9,031)	8,102	—	(123)	—	—	47,963	(929)
Unsecured Debt	16,790	221	(1,055)	1,453	(9,366)	348	—	—	8,391	333
Preferred Stock	31,246	8,698	4,717	(2,687)	(15,827)	—	—	—	26,147	419
Common Stock	34,166	6,393	(20,143)	3,735	(2,187)	—	—	—	21,964	(17,582)
Warrants	421	—	—	(210)	—	—	—	—	211	(210)
Total Assets	$3,431,997	$734,730	$(120,273)	$79,613	$(969,607)	$17,074	$—	$—	$3,173,534	$(36,528)
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

Debt Not Carried at Fair Value

Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. If the Company’s debt obligations were carried at fair value, the fair value and level would have been as follows:

		As of
	Level	September 30, 2026	December 31, 2025
Revolving Credit Facility	3	$461,405	$585,750
2026 Notes	2	$—	$499,700
2027 Notes	2	$402,200	$409,080
2029 Notes	2	$386,280	$—
2030 Notes	2	$384,000	$402,240

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

6.
DEBT

The Company is permitted to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 178% and 175%.

The Company’s outstanding debt was as follows:

	As of
	September 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(1)
Revolving Credit Facility(2)	$1,475,000	$1,013,109	$461,405	$1,695,000	$1,109,997	$585,750
2026 Notes	—	—	—	500,000	—	499,921
2027 Notes	400,000	—	397,573	400,000	—	397,333
2029 Notes	400,000	—	383,205	—	—	—
2030 Notes	400,000	—	374,162	400,000	—	391,616
Total Debt	$2,675,000	$1,013,109	$1,616,345	$2,995,000	$1,109,997	$1,874,620

(1)
The carrying value is presented net of the unamortized debt issuance costs and includes the cumulative hedging adjustments for those borrowings that are designated in a fair value hedging relationship, as applicable.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,542,500. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $365,674, in EUR of EUR 13,700, in GBP of GBP 17,450, in CAD of CAD 57,020 and in AUD of AUD 24,500. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $489,674, in EUR of EUR 13,700, in GBP of GBP 18,950, in CAD of CAD 52,270 and in AUD of AUD 24,500.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 was 5.78% and for the year ended December 31, 2025 was 5.36%. The combined average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2026 was $1,842,333 and for the year ended December 31, 2025 was $1,860,251.

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

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Revolving Credit Facility contains certain covenants, including: (i) maintaining a minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio of at least 150%, (iii) maintaining a minimum asset coverage ratio of 200% with respect to the consolidated assets (with certain limitations on the contribution of equity in financing subsidiaries as specified therein) of the Company and its subsidiary guarantors to the secured debt of the Company and its subsidiary guarantors, and (iv) complying with restrictions on industry concentrations in the Company’s investment portfolio. As of September 30, 2026, the Company was in compliance with these covenants.

Costs of $41,912 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, the unamortized deferred financing costs were $14,635 and $13,245.

The following table presents summary information regarding the Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$7,530	$13,484	$26,662	$41,175
Facility fees	843	845	2,517	2,384
Amortization of financing costs	802	821	2,412	2,442
Total	$9,175	$15,150	$31,591	$46,001
Weighted average interest rate	5.31%	6.18%	5.43%	6.29%
Average outstanding balance	$562,585	$865,780	$656,253	$874,620

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

As of September 30, 2026 and December 31, 2025, the carrying value of the 2025 Notes were $0.

The following table presents the components of interest and other debt expenses related to the 2025 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$—	$—	$1,463
Amortization of debt issuance costs	—	—	—	155
Total	$—	$—	$—	$1,618

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

The following table presents the components of the carrying value of the 2026 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$—	$500,000
Unamortized debt issuance costs	—	(79)
Carrying Value	$—	$499,921

The following table presents the components of interest and other debt expenses related to the 2026 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$3,593	$559	$10,781
Amortization of debt issuance costs	—	482	79	1,430
Total	$—	$4,075	$638	$12,211

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

The following table presents the components of the carrying value of the 2027 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(1,221)	(3,279)
Cumulative hedging adjustments	(1,206)	612
Carrying Value	$397,573	$397,333

The following table presents the components of interest and other debt expenses related to the 2027 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$6,700	$6,559	$19,755	$19,311
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	(119)	(133)	1,649	(133)
Hedged item	6	138	(1,818)	138
Amortization of debt issuance costs	694	694	2,058	2,058
Total	$7,281	$7,258	$21,644	$21,374

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

The following table presents the components of the carrying value of the 2029 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$—
Unamortized debt issuance costs	(5,854)	—
Cumulative hedging adjustments	(10,941)	—
Carrying Value	$383,205	$—

The following table presents the components of interest and other debt expenses related to the 2029 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,553	$—	$14,566	$—
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	5,970	—	10,903	—
Hedged item	(5,994)	—	(10,941)	—
Amortization of debt issuance costs	633	—	1,692	—
Total	$6,162	$—	$16,220	$—

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

The following table presents the components of the carrying value of the 2030 Notes:

	September 30, 2026	December 31, 2025
Principal amount of debt	$400,000	$400,000
Unamortized debt issuance costs	(4,112)	(4,811)
Cumulative hedging adjustments	(21,726)	(3,573)
Carrying Value	$374,162	$391,616

The following table presents the components of interest and other debt expenses related to the 2030 Notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$6,242	$1,509	$18,427	$1,509
(Gain) loss from interest rate swap accounted for as hedges and the related hedged items:
Interest rate swap	11,265	2,794	18,051	2,794
Hedged item	(11,329)	(2,769)	(18,153)	(2,769)
Amortization of debt issuance costs	263	62	785	62
Total	$6,441	$1,596	$19,110	$1,596

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

The table below presents the average notional amounts, as an indicator for volume, for each derivative type:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign Currency Forward Contracts	$5,745	$2,661	$4,023	$2,661
Interest Rate Swaps	$1,200,000	$300,000	$1,160,000	$120,000

The table below presents the gross fair value of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the Consolidated Statements of Assets and Liabilities. The net derivative asset or liability position is included in the Consolidated Statements of Assets and Liabilities as Unrealized appreciation on derivatives or Unrealized depreciation on derivatives, as applicable.

September 30, 2026
	Derivative Assets			Derivative Liabilities
Counterparty	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$3	$—	$3	$(3)	$(22,663)	$(22,666)	$(22,663)	$22,650	$(13)
BNP Paribas	$—	$—	$—	$—	$(10,903)	$(10,903)	$(10,903)	$10,903	$—

December 31, 2025
	Derivative Assets			Derivative Liabilities
Counterparty	Foreign currency forward contracts	Interest rate swaps	Total	Foreign currency forward contracts	Interest rate swaps	Total	Net Derivative Asset (Liabilities)	Cash collateral netting(1)	Net Amount(2)
Bank of America, N.A.	$—	$607	$607	$(252)	$(3,570)	$(3,822)	$(3,215)	$3,215	$—
(1)
Amount excludes excess cash collateral received or paid, if any.
(2)
Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual offset rights under the agreement. Net amount excludes any over-collateralized amounts.

As the Company does not utilize hedge accounting for foreign currency forward contracts, the effect of transactions in foreign currency forward contracts in the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gain (loss) on foreign currency forward contracts	$64	$—	$(209)	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(62)	63	252	(207)
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$2	$63	$43	$(207)

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

The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate swaps	$(17,116)	$(2,661)	$(30,603)	$(2,661)
Hedged liabilities	$17,317	$2,631	$30,912	$2,631

The table below presents the carrying value of unsecured borrowings that are designated in a qualifying fair value hedging relationship and the related cumulative hedging adjustments (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2026		December 31, 2025
	Carrying Value	Cumulative hedging adjustments	Carrying Value	Cumulative hedging adjustments
Hedged liabilities	$1,154,940	$(33,873)	$788,949	$(2,961)

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

8.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments.

The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$3,812	$3,358
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,220	1,220
ABC Investment Holdco Inc. (dba ABC Plumbing)	3,527	2,063
Accommodations Plus Technologies LLC	439	439
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,787	3,914
AGS Health BCP Holdings, Inc. (dba AGS Health)	15,340	15,340
AGS Health BCP LLC (dba AGS Health)	8,522	8,522
AI Titan Parent, Inc. (dba Prometheus)	1,111	2,007
Airwavz Solutions, Inc.	515	2,549
Altitude US Buyer, LLC (dba Avantus Aerospace)	2,016	—
AQ Helios Buyer, Inc. (dba SurePoint)	925	925
AQ Sunshine, Inc. (dba Relation Insurance)	1,196	155
Ark Data Centers, LLC	3,600	4,650
Artifact Bidco, Inc. (dba Avetta)	4,433	4,433
Aryeh Bidco Investment Ltd. (dba Dentalcorp)	651	24,285
Aurora Acquireco, Inc. (dba AuditBoard)	114	114
Avanos Medical, Inc.	129	—
Bayside Opco, LLC (dba Pro-PT)	341	415
Bells Parent, Inc. (dba Atwell, LLC)	1,481	—
Blast Bidco Inc. (dba Bazooka Candy Brands)	522	522
Blazing Star Shields Direct Parent, LLC (dba Shields Health Solutions)	1,582	1,582
BNI Intermediate Holdings LLC (dba Business Network International)	138	—
BSI3 Menu Buyer, Inc (dba Kydia)	346	865
Burgess Pigment, LLC	495	—
Clearwater Analytics, LLC	17,206	74,652
Coding Solutions Acquisition, Inc. (dba CorroHealth)	320	320
Computer Services, Inc.	6,962	6,961
Convenient Payments Acquisition, Inc.	393	393
Crewline Buyer, Inc. (dba New Relic)	363	363
Crucible Buyer, Inc. (dba JT Thorpe)	172	—
CST Holding Company (dba Intoxalock)	86	86
CURiO Brands LLC	196	196
Diligent Corporation	3,576	19,285
Eagle Family Foods Group LLC	101	101
Edition Holdings, Inc. (dba Enverus)	1,010	1,705
Edko, LLC	12,669	12,669
Engage2Excel, Inc.	23	23
Envero Midco 2 LLC (dba Sun World)	1,590	—
EnviroSmart, LLC (dba ES Integrated)	2,900	3,603
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	776	1,260

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances(1)
	September 30, 2026	December 31, 2025
Experity, Inc.	$1,315	$1,315
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	198	—
Frontgrade Technologies Holdings Inc.	188	213
Frontline Road Safety Operations, LLC	533	2,539
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	2,809	9,394
Fullsteam Operations LLC	10,257	11,874
Gainsight, Inc.	5,708	5,708
Geo TopCo Corporation (fka Geotechnical Merger Sub, Inc.)	172	196
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,777
GS AcquisitionCo, Inc. (dba Insightsoftware)	2	2,657
Guidepoint Security Holdings, LLC (fka GPS Phoenix Buyer, Inc.)	1,959	2,180
Hamilton Thorne, Inc.	6,848	7,720
Highfive Dental Holdco, LLC	1,496	1,698
Honor HN Buyer, Inc	2,107	12,452
ICAT Logistics, Inc.	832	—
iCIMS, Inc.	2,309	2,813
Ideal Components Acquisition, LLC (dba Ideal Tridon)	4,652	4,622
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	472	1,490
iWave Information Systems, Inc.	350	394
Jupiter Refuel Canada Buyer Inc. (dba 4Refuel)	9,682	11,284
Jupiter Refuel US Buyer, Inc. (dba 4Refuel)	811	811
KPA Parent Holdings, Inc.	183	191
Legends Hospitality Holding Company, LLC (fka ASM Buyer, Inc.)	750	760
Lobos Parent, Inc. (dba NEOGOV)	9,081	10,916
Mandrake Bidco, Inc. (dba Miratech)	138	138
ML Holdco, LLC (dba MeridianLink)	3,220	3,326
MRI Software LLC	716	1,826
NC Topco, LLC (dba NContracts)	2,889	10,110
NCWS Intermediate, Inc. (dba National Carwash Solutions)	1,853	4,224
Newtek Merchant Solutions, LLC (dba NewtekOne)	936	936
NFM & J, L.P. (dba the Facilities Group)	1,621	1,945
North Star Acquisitionco, LLC (dba Everway)	4,886	13,375
Octane Purchaser, Inc. (dba Office Ally)	1,126	3,941
Oliver Packaging and Equipment Company, LLC (fka Buffalo Merger Sub, LLC)	5,208	5,208
Omega Midwest Buyer, LLC (dba Omega Fitness Holdings)	65	761
Onward AcquireCo, Inc. (dba OneStream)	1,889	—
Otodata Holdings, Inc. (dba Otodata)	1,702	—
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	4,399	4,399
Paris US Holdco, Inc. (dba Precinmac)	1,269	5,442
PDDS Holdco, Inc. (dba Planet DDS)	2,750	3,284
Pearl Acquisition Buyer, Inc. (dba Alliance Technical Group)	1,268	1,541
PlanSource Holdings, Inc.	7,824	7,824
Pluralsight, Inc.	8,464	8,464
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	5,030	7,303
Precision Concepts Parent Inc.	1,292	1,476
Project Accelerate Parent, LLC (dba ABC Fitness)	730	1,875
Prophix Software Inc. (dba Pound Bidco)	236	710
QBS Parent, Inc. (dba Quorum Software)	2,357	2,197
Recorded Books Inc. (dba RBMedia)	701	2,974
Reveal Midco, LLC (dba Tactacam)	77	—
Rocket Bidco, Inc. (dba Recochem)	1,232	2,227
Rodeo Buyer Company (dba Absorb Software)	3,387	3,387
Rotation Buyer, LLC (dba Rotating Machinery Services)	6,493	5,546
Rubix Foods, LLC	855	1,792
Runway Bidco, LLC (dba Redwood Software)	4,545	4,545
SI Swan UK Bidco Limited (dba Sapiens International)	2,619	4,889
Singlewire Software, LLC	252	252
Smarsh, Inc.	8,459	9,733

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances(1)
	September 30, 2026	December 31, 2025
Sonar Acquisitionco, Inc. (dba SimPRO)	$1,132	$1,132
Southeast Mechanical, LLC	14,839	14,839
SpecialtyCare, Inc.	865	866
Spectrum Safety Solutions Purchaser, LLC (dba Carrier Industrial Fire)	148	222
SpendMend Holdings LLC	2,868	2,869
Splash Car Wash, Inc.	217	202
Spotless Brands, LLC	935	1,411
Summit Buyer, LLC (dba Classic Collision)	21,194	24,774
Sundance Group Holdings, Inc. (dba NetDocuments)	7,399	19,389
Sunshine Cadence HoldCo, LLC (dba Cadence Education)	3,698	2,391
Superman Holdings, LLC (dba Foundation Software)	1,471	1,471
Supreme Fitness Group NY Holdings, LLC	2,060	2,060
Sweep Purchaser LLC	2,725	3,633
TEI Intermediate LLC (dba Triumvirate Environmental)	3,743	7,355
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	2,876	17,023
Tropical Bidco, LLC (dba Tropical Cheese)	2,790	1,674
Trystar, LLC	430	752
UFT Buyer LLC (dba United Flow Technologies)	2,224	5,239
USA DeBusk, LLC	186	3,434
Vamos Bidco, Inc. (dba VIP)	5,541	8,784
VASA Fitness Buyer, Inc.	254	1,527
VisionSafe Holdings, Inc.	1,219	1,219
VRC Companies, LLC (dba Vital Records Control)	944	944
WebPT, Inc.	2,318	337
Wellness AcquisitionCo, Inc. (dba SPINS)	439	439
Westwood Professional Services Inc.	1,479	3,366
Xactly Corporation	3,874	3,874
Zarya HoldCo, Inc. (dba Eptura)	4,564	7,987
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	1,205	6,062
Zeus Company LLC	2,855	5,709
BCTO Bluebill Buyer, Inc. (dba Ren)	—	2,270
Buckeye Acquiror LLC (dba Superior Environmental Solutions)	—	2,532
Celero Commerce LLC	—	1,099
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	—	3,140
CI (Quercus) Intermediate Holdings, LLC (dba SavATree)	—	5,471
Circustrix Holdings, LLC (dba SkyZone)	—	161
Coretrust Purchasing Group LLC	—	1,340
Elemica Parent, Inc.	—	62
ESO Solutions, Inc.	—	362
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	—	1,380
Kene Acquisition, Inc. (dba Entrust)	—	897
Onyx CenterSource, Inc.	—	70
PT Intermediate Holdings III, LLC (dba Parts Town)	—	2,601
Riverpoint Medical, LLC	—	4,094
Streamland Media Midco LLC	—	637
US Signal Company, LLC	—	1,579
USN Opco LLC (dba Global Nephrology Solutions)	—	3,023
Valet Waste Holdings, Inc. (dba Valet Living)	—	2,797
Vardiman Black Holdings, LLC (dba Specialty Dental Brands)	—	3
Volt Bidco, Inc. (dba Power Factors)	—	3,960
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	—	3,855
Total 1st Lien/Senior Secured Debt	$354,924	$609,946

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Unfunded Commitment Balances(1)
	September 30, 2026	December 31, 2025
1st Lien/Last-Out Unitranche
Everest Portfolio Company, LLC	$370	$—
K2 Towers III, LLC	1,588	8,904
Octagon Towers LLC	1,171	2,051
EDB Parent, LLC (dba Enterprise DB)	—	3,696
EIP Consolidated, LLC (dba Everest Infrastructure)	—	167
Skyway Towers Intermediate LLC	—	7,628
Tarpon Towers II LLC	—	2,813
Towerco IV Holdings, LLC	—	458
Total 1st Lien/Last-Out Unitranche	$3,129	$25,717
2nd Lien/Senior Secured Debt
Wine.com, LLC	$770	$770
Total 2nd Lien/Senior Secured Debt	$770	$770
Total	$358,823	$636,433

(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

The Company may itself commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or it may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of the Company or the Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of September 30, 2026 and December 31, 2025, the Company has committed to fund letters of credit of $5,478 on behalf of the Accounts.

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

9. NET ASSETS

At-the-market (“ATM”) Offering

The Company may, from time to time, issue and sell shares of its common stock through public or ATM offerings pursuant to equity distribution agreements with sales agents or otherwise.

During the three and nine months ended September 30, 2026, there was no equity distribution agreement in effect, and the Company did not issue or sell any shares of common stock through ATM offerings.

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

During the three months ended September 30, 2025, there was no equity distribution agreement in effect. For the three and nine months ended September 30, 2025, the Company did not issue or sell any shares of common stock through ATM offerings.

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

Date Declared	Record Date	Payment Date	Amount Per Share	Shares
For the Nine Months Ended September 30, 2026
February 25, 2026 (Supplemental)	March 9, 2026	March 20, 2026	$0.03	15,967	*
February 25, 2026 (Base)	March 31, 2026	April 28, 2026	$0.32	156,728	*
May 6, 2026 (Base)	June 30, 2026	July 28, 2026	$0.32	150,971	*
August 6, 2026 (Supplemental)	August 31, 2026	September 15, 2026	$0.03	13,970	*
August 6, 2026 (Base)	September 30, 2026	October 28, 2026	$0.32	155,148	*
For the Nine Months Ended September 30, 2025
February 26, 2025 (Base)	March 31, 2025	April 28, 2025	$0.32	131,367	*
February 26, 2025 (Special)	March 31, 2025	April 28, 2025	$0.16	65,684	*
May 7, 2025 (Supplemental)	May 30, 2025	June 13, 2025	$0.05	20,996	*
May 7, 2025 (Base)	June 30, 2025	July 28, 2025	$0.32	102,019	*
May 7, 2025 (Special)	June 30, 2025	July 28, 2025	$0.16	51,010	*
August 6, 2025 (Supplemental)	August 29, 2025	September 15, 2025	$0.03	11,190	*
August 6, 2025 (Base)	September 30, 2025	October 28, 2025	$0.32	134,411	*
August 6, 2025 (Special)	September 30, 2025	October 28, 2025	$0.16	67,206	*

* In accordance with the Company’s DRIP, shares were purchased in the open market.

Common Stock Repurchase Plan

2025 Stock Repurchase Program

On August 8, 2024, the Board of Directors approved and authorized a 10b5-1 stock repurchase program which allowed the Company to repurchase up to $75,000 of shares of the Company’s common stock (inclusive of commissions) if the stock traded below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, the Company implemented such 10b5-1 stock repurchase program by entering into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”) with Georgeson Securities Corporation (“Georgeson”) for repurchases of the Company’s common stock during the period from June 16, 2025 through June 13, 2026. On and effective June 13, 2026, the 10b5-1 stock repurchase program and the 2025 10b5-1 Plan expired in accordance with its terms. The timing and amount of any share repurchases were dependent on the terms and conditions of the 2025 10b5-1 Plan, the market price of the Company’s common stock and trading volumes.

Purchases under the 2025 10b5-1 Plan were required to be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

During the three months ended September 30, 2026, the Company's 2025 10b5-1 Plan was not in effect. For the three and nine months ended September 30, 2026, the Company did not repurchase any of its shares under the 2025 10b5-1 Plan.

For the three and nine months ended September 30, 2025, the shares of common stock repurchased under the 2025 10b5-1 Plan were as follows:

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

2026 Stock Repurchase Program

On May 6, 2026, the Board of Directors approved and authorized a new 10b5-1 stock repurchase program which allows the Company to repurchase up to $75,000 of shares of the Company’s common stock (inclusive of commissions) if the stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On August 7, 2026, the Company implemented such new 10b5-1 stock repurchase program by entering into a 10b5-1 stock repurchase plan (the “2026 10b5-1 Plan”) with Georgeson for repurchases of the Company’s common stock during the period from August 10, 2026 through August 7, 2028 or as further extended by Georgeson and the Company, subject to the approval of the Board. The timing and amount of any share repurchases will depend on the terms and conditions of the 2026 10b5-1 Plan, the market price of the Company’s common stock and trading volumes, and no assurance can be given that common stock will be repurchased in any particular amount or at all.

Purchases under the 2026 10b5-1 Plan are required to be conducted on a programmatic basis in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and other applicable securities laws.

For the three and nine months ended September 30, 2026, the shares of common stock repurchased under the 2026 10b5-1 Plan were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	—	—	—	—
July	—	—	—	—
August	744,554	9.93	7,394	67,606
September	775,383	9.81	7,606	60,000
Total	1,519,937		$15,000

For the three and nine months ended September 30, 2026, the weighted average discount of cost of repurchase to net asset of shares repurchased was 18.3%.

Any repurchase by the Company of its common stock under any 10b5-1 plan or otherwise may result in the price of the Company’s common stock being higher than the price that otherwise might have existed in the open market.

10.
EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in net assets from operations	$(3,967)	$24,705	$6,085	$95,547
Weighted average shares outstanding	112,069,076	114,398,468	112,400,572	116,289,596
Basic and diluted earnings (loss) per share	$(0.04)	$0.22	$0.05	$0.82

Goldman Sachs BDC, Inc.

Notes to the Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

(Unaudited)

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Share Data:(1)
NAV, beginning of period	$12.64	$13.41
Net investment income	0.91	1.20
Net realized and unrealized gains (losses)(2)	(0.86)	(0.38)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments(3)	—	—
Net increase (decrease) in net assets from operations	0.05	0.82
Repurchases of common stock, including commissions and direct acquisition costs	0.03	0.04
Distributions to common stockholders	(1.02)	(1.52)
Total increase (decrease) in net assets	(0.94)	(0.66)
NAV, end of period	$11.70	$12.75
Market price, end of period	$9.09	$10.17
Shares outstanding, end of period	111,049,130	114,113,096
Weighted average shares outstanding	112,400,572	116,289,596
Total return based on NAV(4)	3.13%	9.04%
Total return based on market value(5)	9.13%	(3.61%)
Supplemental Data/Ratio:(6)
Net assets, end of period	$1,299,791	$1,454,829
Ratio of net expenses (without incentive fees and interest and other debt expenses) to average net assets	3.29%	3.07%
Ratio of interest and other debt expenses to average net assets	8.75%	7.27%
Ratio of net incentive fees to average net assets	1.22%	1.96%
Ratio of total expenses to average net assets	13.26%	12.30%
Ratio of net investment income to average net assets	10.01%	12.23%
Portfolio turnover	11%	21%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period that the shares were outstanding, except for distributions to common stockholders, which reflects the actual amount per share for the applicable period.
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

12. SUBSEQUENT EVENT

On November 4, 2026, the Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about January 27, 2027 to holders of record as of December 31, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. From our formation in 2012 through September 30, 2026, we originated approximately $9.98 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In this report, we generally use the term “middle market companies” to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as another client account managed by our Investment Adviser (collectively with us, the “Accounts”). The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
First Lien/Senior Secured Debt	$2,845.29	$2,713.51	$3,088.32	$3,028.79
First Lien/Last-Out Unitranche	67.46	52.35	138.15	135.15
Second Lien/Senior Secured Debt	76.48	51.23	50.61	47.91
Unsecured Debt	30.28	8.62	29.60	8.48
Preferred Stock	33.21	18.21	33.10	26.43
Common Stock	53.54	13.67	53.54	14.71
Warrants	1.85	0.37	1.85	0.25
Total Investments	$3,108.11	$2,857.96	$3,395.17	$3,261.72

The weighted average yield by asset type of our total portfolio (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.2%	11.4%	9.6%	10.7%
First Lien/Last-Out Unitranche(2) (3)	8.7	11.5	8.5	8.7
Second Lien/Senior Secured Debt(2)	5.5	8.2	12.3	9.4
Unsecured Debt(2)	0.7	2.8	4.6	4.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.7%	11.2%	9.3%	10.5%

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

As of September 30, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.7% and 11.2%, as compared to 9.3% and 10.5% as of December 31, 2025. Within First Lien/Last-Out Unitranche, the increase in weighted average yield at fair value was primarily due to exits of certain investments. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and fair value were primarily due to Wine.com, LLC being placed on non-accrual status and the restructuring of Chase Industries, Inc. (dba Senneca Holdings). Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value were primarily due to the maturity extension of Bayside Parent, LLC (dba Pro-PT).

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	168	171
Percentage of performing debt bearing a floating rate(1)	98.2%	99.4%
Percentage of performing debt bearing a fixed rate(1)(2)	1.8%	0.6%
Weighted average yield on debt and income producing investments, at amortized cost(3)	9.7%	9.9%
Weighted average yield on debt and income producing investments, at fair value(3)	11.9%	10.9%
Weighted average leverage (net debt/EBITDA)(4)	6.3x	5.9x
Weighted average interest coverage(4)	1.9x	2.0x
Median EBITDA(4)	$77.51 million	$71.75 million
Weighted average EBITDA(4)	$117.38 million	$98.63 million
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

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average EBITDA is weighted based on the fair value of our performing debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 8.3% and 14.2% of total debt investments.

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

	As of
	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	2,555.84	89.5	2,991.99	91.7
Grade 3	178.09	6.2	194.68	6.0
Grade 4	124.03	4.3	75.05	2.3
Total Investments	$2,857.96	100.0%	$3,261.72	100.0%

The increase in investments with a Grade 4 investment performance rating was mainly driven by investments with an aggregate fair value of $84.46 million and $29.98 million being downgraded from Grade 3 and Grade 2 investment performance rating, respectively, to Grade 4 investment performance rating due to financial underperformance. The increase was partially offset by an investment with a fair value of $14.58 million that was upgraded from Grade 4 investment performance rating to Grade 2 investment performance rating due to improved performance, a partial repayment of a Grade 4 performance rating investment with a fair value of $13.28 million and a decrease in fair value of investments with Grade 4 performance rating of $37.27 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,881.67	92.7%	$3,299.37	97.2%
Non-accrual	226.44	7.3%	95.80	2.8
Total Investments	$3,108.11	100.0%	$3,395.17	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	($ in millions)
New investments committed at cost:
First Lien/Senior Secured Debt	$40.59	$442.65
First Lien/Last-Out Unitranche	—	28.27
Total	$40.59	$470.92
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$298.03	$249.23
First Lien/Last-Out Unitranche	73.19	107.26
Preferred Stock	—	15.83
Common Stock	—	2.19
Total	$371.22	$374.51
Net increase (decrease) in portfolio	$(330.63)	$96.41
Number of new portfolio companies with new investment commitments	7	13
Total new investment commitment amount in new portfolio companies	$33.52	$310.44
Average new investment commitment amount in new portfolio companies	$4.79	$23.88
Number of existing portfolio companies with new investment commitments	7	14
Total new investment commitment amount in existing portfolio companies	$7.07	$160.48
Weighted average remaining term for new investment commitments (in years)(2)	4.3	5.9
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.0%	9.4%
Weighted average yield on new investment commitments(5)	10.0%	9.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.3%	11.2%
Weighted average yield on investments sold or repaid(7)	9.3%	10.6%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid exclude unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Total investment income	$74.99	$91.60	$237.51	$279.51
Total expenses	38.79	45.38	132.48	137.00
Net investment income before taxes	36.20	46.22	105.03	142.51
Income tax expense, including excise tax	0.88	0.91	2.71	3.13
Net investment income after taxes	35.32	45.31	102.32	139.38
Net realized gain (loss) on investments	(5.29)	5.42	16.04	(120.27)
Net unrealized appreciation (depreciation) on investments	(34.23)	(27.28)	(115.41)	79.63
Net realized and unrealized gain (losses) on forward contracts, translations and other transactions	0.27	1.30	3.18	(3.07)
Net realized and unrealized gains (losses)	(39.25)	(20.56)	(96.19)	(43.71)
Income tax (provision) benefit for realized and unrealized gains	(0.04)	(0.04)	(0.04)	(0.12)
Net increase (decrease) in net assets from operations	$(3.97)	$24.71	$6.09	$95.55

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

On October 12, 2020, we completed our Merger with GS MMLC. The Merger was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The consideration paid to GS MMLC’s stockholders was less than the aggregate fair values of the assets acquired and liabilities assumed, which resulted in a purchase discount (the “Purchase Discount”). The Purchase Discount was allocated to the cost of GS MMLC investments acquired by us on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the Merger with GS MMLC, we marked the investments to their respective fair values and, as a result, the Purchase Discount allocated to the cost basis of the investments acquired was immediately recognized as unrealized appreciation in our Consolidated Statements of Operations. The Purchase Discount allocated to the loan investments acquired was amortized over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The Purchase Discount allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized gain with a corresponding reversal of the unrealized appreciation on disposition of such equity investments acquired. As of September 30, 2026, the Purchase Discount has been fully amortized.

As a supplement to our financial results reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned Purchase Discount and the ongoing amortization thereof, as determined in accordance with GAAP. The non-GAAP financial measures include (i) Adjusted net investment income after taxes; and (ii) Adjusted net realized and unrealized gains (losses). We believe that the adjustment to exclude the full effect of the Purchase Discount attributable to the Merger with GS MMLC is meaningful because it enables investors and management to evaluate the impact of the Purchase Discount on Net investment income after taxes and Net realized and unrealized gains (losses). Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Net investment income after taxes	$35.32	$45.31	$102.32	$139.38
Less: Purchase Discount amortization	0.28	0.45	1.04	2.26
Adjusted net investment income after taxes	$35.04	$44.86	$101.28	$137.12
Net realized and unrealized gains (losses)	$(39.25)	$(20.56)	$(96.19)	$(43.71)
Less: Net change in unrealized appreciation (depreciation) due to the Purchase Discount	(0.28)	(0.45)	(1.04)	(2.26)
Less: Realized gain (loss) due to the Purchase Discount	—	—	—	—	(1)
Adjusted net realized and unrealized gains (losses)	$(38.97)	$(20.11)	$(95.15)	$(41.45)

(1) Amount rounds to less than 0.01.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest	$67.30	$82.58	$211.44	$250.48
Payment-in-kind income	6.47	7.50	21.72	25.20
Other income	1.02	1.29	3.82	3.22
Dividend income	0.20	0.23	0.53	0.61
Total Investment Income	$74.99	$91.60	$237.51	$279.51

In the table above:

•
Interest income from investments decreased from $82.58 million and $250.48 million for the three and nine months ended September 30, 2025, to $67.30 million and $211.44 million for the three and nine months ended September 30, 2026. This decrease was driven by a reduction in the size of our portfolio. The amortized cost of the portfolio decreased from $3,315.50 million as of September 30, 2025, to $3,108.11 million as of September 30, 2026.
•
PIK income from investments decreased from $25.20 million for the nine months ended September 30, 2025 to $21.72 million for the nine months ended September 30, 2026, primarily due to a decrease in the size of the portfolio earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest and other debt expenses	$29.06	$28.08	$89.20	$82.80
Management fees	7.68	8.18	24.12	25.27
Incentive fees	—	7.05	12.44	22.38
Professional fees	0.89	0.70	2.85	2.44
Directors’ fees	0.15	0.21	0.45	0.62
Other general and administrative expenses	1.01	1.16	3.42	3.49
Total Expenses	$38.79	$45.38	$132.48	$137.00

In the table above:

•
Interest and other debt expenses increased from $82.80 million for the nine months ended September 30, 2025 to $89.20 million for the nine months ended September 30, 2026. The increase was mainly driven by the increase in the combined weighted average interest rate.
•
Management fees decreased from $25.27 million for the nine months ended September 30, 2025 to $24.12 million for the nine months ended September 30, 2026. The decrease was mainly driven by the decrease in gross assets, excluding cash and cash equivalents.
•
Incentive fees decreased from $7.05 million and $22.38 million for the three and nine months ended September 30, 2025 to $0.00 million and $12.44 million for the three and nine months ended September 30, 2026. The decrease was driven by the performance of the investment portfolio for the twelve quarters ended September 30, 2026, as compared to the twelve quarters ended September 30, 2025. For additional information, see Note 3 “Significant Agreements and Related Party Transactions” in our consolidated financial statements included in this report.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Portfolio Company:	($ in millions)
Paris US Holdco, Inc. (dba Precinmac)	$(0.10)	$—	$(0.10)	$—
Rubix Foods, LLC	(0.12)	—	(0.12)	—
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.14)	—	(0.28)	—
K2 Towers III, LLC	(0.19)	—	(0.19)	—
Other, net	(0.35)	(0.07)	(0.38)	(1.18)
3SI Security Systems, Inc.	(4.39)	—	(4.39)	—
Chase Industries, Inc. (dba Senneca Holdings)	—	—	21.50	—
Lobos Parent, Inc. (dba NeoGov)	—	5.49	—	5.49
Kawa Solar Holdings Limited	—	—	—	(4.57)
Conergy Asia & ME Pte. LTD.	—	—	—	(6.36)
Animal Supply Intermediate, LLC	—	—	—	(9.03)
Animal Supply Holdings, LLC	—	—	—	(13.87)
Streamland Media Midco LLC	—	—	—	(20.70)
Khoros, LLC (fka Lithium Technologies, Inc.)	—	—	—	(70.05)
Net Realized Gain (Loss) on Investments	$(5.29)	$5.42	$16.04	$(120.27)

For the three months ended September 30, 2026, net realized losses were primarily driven by the restructuring of our first lien debt investments in 3SI Security Systems, Inc.

For the nine months ended September 30, 2026, net realized gains were primarily driven by the restructuring of our second lien debt investments in Chase Industries, Inc. (dba Senneca Holdings), partially offset by the realized losses due to the aforementioned restructuring of 3SI Security Systems, Inc.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Unrealized appreciation	$9.65	$10.16	$11.41	$136.52
Unrealized depreciation	(43.88)	(37.44)	(126.82)	(56.89)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(34.23)	$(27.28)	$(115.41)	$79.63

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Portfolio Company:	($ in millions)
3SI Security Systems, Inc.	$4.81	$1.92
One GI LLC	1.47	(5.70)
Volt Bidco, Inc. (dba Power Factors)	—	4.59
Xactly Corporation	(0.07)	(4.81)
Chase Industries, Inc. (dba Senneca Holdings)	(0.21)	(5.17)
GS AcquisitionCo, Inc. (dba Insightsoftware)	(0.92)	(3.04)
Diligent Corporation	(1.33)	(1.48)
MerchantWise Solutions, LLC (dba HungerRush)	(1.55)	(4.41)
Pluralsight, Inc.	(1.56)	(15.35)
Khoros, LLC (fka Lithium Technologies, Inc.)	(1.73)	(6.13)
Wine.com, LLC	(1.95)	(10.44)
WebPT, Inc.	(2.09)	(2.25)
DECA Dental Holdings LLC	(2.34)	(2.98)
Other, net(1)	(10.74)	(39.09)
Streamland Media Midco LLC	(16.02)	(21.07)
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(34.23)	$(115.41)

(1)
For the three and nine months ended September 30, 2026, Other, net includes gross unrealized appreciation of $3.37 million and $4.90 million, and gross unrealized depreciation of $(14.11) million and $(43.99) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2026 was primarily driven by the increase in unrealized depreciation on Streamland Media Midco LLC, DECA Dental Holdings LLC, WebPT, Inc. and Wine.com, LLC due to financial underperformance, as well as the widening of spreads due to portfolio company specific factors during the period. The increase in unrealized depreciation was partially offset by the reversal of unrealized depreciation due to the aforementioned restructuring of 3SI Security Systems, Inc.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2026 was primarily driven by the widening of market spreads during the period. The unrealized depreciation was further impacted by the financial underperformance of certain portfolio companies, most notably Streamland Media Midco LLC, Pluralsight, Inc., Wine.com, LLC, Khoros, LLC (fka Lithium Technologies, Inc.), One GI LLC and the reversal of unrealized appreciation as a result of the aforementioned restructuring of Chase Industries, Inc. (dba Senneca Holdings).

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Portfolio Company:	($ in millions)
Total Vision Holdings, LLC	$2.04	$1.26
Total Vision LLC	1.89	1.46
Chase Industries, Inc. (dba Senneca Holdings)	1.88	6.05
Doxim, Inc.	1.06	2.55
Argos Health Holdings, Inc	0.46	0.53
Khoros, LLC (fka Lithium Technologies, Inc.)	(0.03)	62.70
Thrasio, LLC	(0.09)	(3.16)
MPI Products LLC	(3.25)	(6.36)
Streamland Media Midco LLC	(3.46)	13.12
Lobos Parent, Inc. (dba NEOGOV)	(4.64)	(3.88)
Streamland Media Holdings LLC	(5.22)	(6.39)
Pluralsight, Inc.	(5.22)	(7.39)
Other, net(1)	(12.70)	(10.12)
Animal Supply Holdings, LLC	—	13.87
Animal Supply Intermediate, LLC	—	9.03
Conergy Asia & ME Pte. LTD.	—	6.36
Net Change in Unrealized Appreciation (Depreciation) on Investments	$(27.28)	$79.63

(1)
For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $2.83 million and $19.59 million, and gross unrealized depreciation of $(15.53) million and $(29.71) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2025 was primarily driven by the increase in the unrealized depreciation on Pluralsight, Inc., Streamland Media Holdings LLC and Streamland Media Midco LLC due to financial underperformance, in addition to the reversal of unrealized appreciation resulting from the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NEOGOV).

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facilities, as discussed below, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 178% and 175%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	September 30, 2026	December 31, 2025
Net asset value per share	$11.70	$12.64
Less: Supplemental distribution per share	—	0.03
Adjusted net asset value per share	$11.70	$12.61

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

Common Stock Repurchase Plan

2025 Stock Repurchase Program

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allowed us to repurchase up to $75.00 million of shares of our common stock (inclusive of commissions) if our common stock traded below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we implemented such 10b5-1 stock repurchase program by entering into a 10b5-1 stock repurchase plan (the “2025 10b5-1 Plan”) with Georgeson Securities Corporation (“Georgeson”) for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. On and effective June 13, 2026, the 10b5-1 stock repurchase program and the 2025 10b5-1 Plan expired in accordance with its terms.

2026 Stock Repurchase Program

On May 6, 2026, our Board of Directors approved and authorized a new 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock (inclusive of commissions) if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On August 7, 2026, we implemented such new 10b5-1 stock repurchase program by entering into a 10b5-1 stock repurchase plan (the “2026 10b5-1 Plan”) with Georgeson for repurchases of our common stock during the period from August 10, 2026 through August 7, 2028 or as further extended by Georgeson and the Company, subject to the approval of the Board.

Any repurchase by us of our common stock under any 10b5-1 plan or otherwise may result in the price of our common stock being higher than the price that otherwise might have existed in the open market.

For further details, see Note 9 “Net Assets—Common Stock Repurchase Plan” to our consolidated financial statements included in this report and Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds—Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

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

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of value of our average gross assets and (2) a two-part Incentive Fee. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable. Either party or the stockholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2026:

		Payments Due by Periods (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
2027 Notes	$400.00	$400.00	$—	$—	$—
2029 Notes	$400.00	$—	$400.00	$—	$—
2030 Notes	$400.00	$—	$—	$400.00	$—
Revolving Credit Facility(1)	$461.41	$—	$—	$461.41	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, we had outstanding borrowings denominated in U.S. Dollars ("$" or "USD") of $365.67 million, in Euros ("EUR") of EUR 13.70 million, in Great British Pounds ("GBP") of GBP 17.45 million, Canadian Dollars ("CAD") of CAD 57.02 million and Australian Dollars ("AUD") of AUD 24.50 million.

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

Revolving Credit Facility

On September 19, 2013, we initially entered into the Revolving Credit Facility, which, as of September 30, 2026, allowed us to borrow up to $1,475.00 million at any one time outstanding, subject to leverage and borrowing base restrictions.

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

For further details regarding our Revolving Credit Facility, 2025 Notes, 2026 Notes, 2027 Notes, 2029 Notes and 2030 Notes, see Note 6 “Debt” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments.

Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$354.92	$609.94
First Lien/Last-Out Unitranche	3.13	25.72
Second Lien/Senior Secured Debt	0.77	0.77
Total	$358.82	$636.43

We may ourselves commit, or commit alongside one or more other Accounts, to issue standby letters of credit in connection with an investment or we may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each of us or such Account, acting in such capacity in issuing such standby letters of credit, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the terms of the relevant credit agreement to fund a portion of the letter of credit, for a period of time, on behalf of the Accounts that also have a commitment to the investment. The Accounts are obligated to reimburse the LC Issuer or its designee as defined in the relevant credit agreement. As of September 30, 2026 and December 31, 2025, we have committed to fund letters of credit of $5.48 million on behalf of the Accounts.

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

RECENT DEVELOPMENT

On November 4, 2026, our Board of Directors declared a quarterly base distribution of $0.32 per share payable on or about January 27, 2027 to holders of record as of December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, on a fair value basis, approximately 1.8% and 0.6% of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 98.2% and 99.4% of our performing debt investments bore interest at a floating rate. Our borrowings under our Revolving Credit Facility bear interest at a floating rate and our 2027 Notes, 2029 Notes and 2030 Notes bear interest at a fixed rate. We have entered into interest rate swaps in an effort to help mitigate the impact of changes in market interest rates on our net asset value.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2026 and December 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure. The table is not impacted by investments that are non-income producing, investments that are on non-accrual status, and assets and liabilities that are non-interest rate sensitive. Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2026 and December 31, 2025, it does not adjust for potential changes in credit markets or the credit quality of our investments that could affect net income. Changes in interest rate risk exposure are primarily driven by changes in the size and composition of our investment portfolio and borrowing structure, as well as changes in the reference rates applicable to our performing debt investments (excluding investments on non-accrual status).

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$65.11	$(40.38)	$24.73	$76.13	$(34.64)	$41.49
Up 200 basis points	43.41	(26.92)	16.49	50.75	(23.09)	27.66
Up 100 basis points	21.70	(13.46)	8.24	25.38	(11.55)	13.83
Up 75 basis points	16.28	(10.10)	6.18	19.03	(8.66)	10.37
Up 50 basis points	10.85	(6.73)	4.12	12.69	(5.77)	6.92
Up 25 basis points	5.43	(3.37)	2.06	6.34	(2.89)	3.45
Down 25 basis points	(5.43)	3.37	(2.06)	(6.34)	2.89	(3.45)
Down 50 basis points	(10.84)	6.73	(4.11)	(12.63)	5.77	(6.86)
Down 75 basis points	(16.19)	10.10	(6.09)	(18.90)	8.66	(10.24)
Down 100 basis points	(21.53)	13.46	(8.07)	(25.17)	11.55	(13.62)
Down 200 basis points	(42.88)	26.92	(15.96)	(50.15)	23.09	(27.06)
Down 300 basis points	(63.88)	40.38	(23.50)	(69.24)	34.64	(34.60)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2024, our Board of Directors approved and authorized a 10b5-1 stock repurchase program which allowed us to repurchase up to $75.00 million of shares of our common stock (inclusive of commissions) if our common stock traded below the most recently announced quarter-end NAV per share, subject to certain limitations. On June 13, 2025, we implemented such 10b5-1 stock repurchase program by entering into the 2025 10b5-1 Plan with Georgeson for repurchases of our common stock during the period from June 16, 2025 through June 13, 2026. On and effective June 13, 2026, the 10b5-1 stock repurchase program and the 2025 10b5-1 Plan expired in accordance with its terms. During the three months ended September 30, 2026, the 2025 10b5-1 plan was not in effect. During the three and nine months ended September 30, 2026, we did not repurchase any of our shares under the 2025 10b5-1 Plan.

On May 6, 2026, our Board of Directors approved and authorized a new 10b5-1 stock repurchase program which allows us to repurchase up to $75.00 million of shares of our common stock (inclusive of commissions) if our common stock trades below the most recently announced quarter-end NAV per share, subject to certain limitations. On August 7, 2026, we implemented such new 10b5-1 stock repurchase program by entering into the 2026 10b5-1 Plan with Georgeson for repurchases of our common stock during the period from August 10, 2026 through August 7, 2028 or as further extended by Georgeson and the Company, subject to the approval of the Board.

For further details, see Note 9 “Net Assets—Common Stock Repurchase Plan” to our consolidated financial statements included in this report.

For the three and nine months ended September 30, 2026, repurchases under the 2026 10b5-1 Plan were as follows:

Period ($ in millions, except share and per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share (including commissions)	Approximate Dollar Value of Shares that have been Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January	—	$—	$—	$—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	—	—	—	—
June	—	—	—	—
July	—	—	—	—
August	744,554	9.93	7.39	67.61
September	775,383	9.81	7.61	60.00
Total	1,519,937		$15.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
None.
(b)
None.
(c)
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GOLDMAN SACHS BDC, INC.

Date: November 5, 2026	/s/ Vivek Bantwal
Vivek Bantwal Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 5, 2026	/s/ David Miller
David Miller Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 5, 2026	/s/ Stanley Matuszewski
Stanley Matuszewski Chief Financial Officer and Treasurer (Principal Financial Officer)